Form 10-Q
period 1996-04-27
BARNES & NOBLE INC
filed 1996-06-10
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 27, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


































     For the transition period from                 to
                                    ---------------   ---------------











                        Commission file number   1-12302
                                                 -------









                           BARNES & NOBLE, INC.
- - -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)







           Delaware                               06-1196501
- - ---------------------------------    ------------------------------------------
 (State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)             Identification No.)







               122 Fifth Avenue, New York, NY                    10011
- - -----------------------------------------------------------  ------------------
          (Address of Principal Executive Offices)            (Zip Code)






                               (212) 633-3300
- - -------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code










- - -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X   No
                                               ---     ---
Number of shares of $.001 par value common stock outstanding as of
May 24, 1996:  32,993,842

                      BARNES & NOBLE, INC. AND SUBSIDIARIES




                                 April 27, 1996


                               Index to Form 10-Q














                                                                      Page No.
                                                                      --------

 PART I -     FINANCIAL INFORMATION



 Item 1:      Financial Statements

              Consolidated Statements of Operations - For the 13
                weeks ended April 27, 1996 and April 29, 1995 . . .       3

              Consolidated Balance Sheets - April 27, 1996, April
                29, 1995 and January 27, 1996 . . . . . . . . . . .       4

              Consolidated Statements of Cash Flows - For the 13
                weeks ended April 27, 1996 and April 29, 1995 . . .       6

              Notes to Consolidated Financial Statements  . . . . .       7







 Item 2:      Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . .       9

 PART II -    OTHER INFORMATION . . . . . . . . . . . . . . . . . .      12

                         PART I - FINANCIAL INFORMATION







Item 1:  Financial Statements
- - ------   --------------------


                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)



- - -------------------------------------------------------------------------------


                                                             13 weeks ended
                                                         ----------------------
                                                         April 27,    April 29,
                                                            1996         1995
                                                         ----------   ---------
Revenues                                                   $508,755     401,971

Cost of sales, buying and occupancy                         333,476     261,952
                                                         ----------   ---------

  Gross profit                                              175,279     140,019
                                                         ----------   ---------

Selling and administrative expenses                         104,227      87,121
Rental expenses                                              53,115      41,500
Depreciation and amortization                                13,589      10,559
Pre-opening expenses                                          4,489       2,768
                                                         ----------   ---------
  Operating loss                                               (141)     (1,929)

Interest (net of interest income of $191 and
  $584, respectively) and amortization of
  deferred financing expenses                                 8,344       6,050
                                                         ----------   ---------

   Loss before benefit for income taxes                      (8,485)     (7,979)

Benefit for income taxes                                     (3,092)     (2,693)
                                                         ----------   ---------


 Net loss                                                  $ (5,393)     (5,286)
                                                         ----------   ---------
                                                         ----------   ---------

Net loss per common share                                  $   (.16)       (.17)

Weighted average common shares outstanding               32,968,000  30,307,000












See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (thousands of dollars)

- - -------------------------------------------------------------------------------

                                           April 27,    April 29,  January 27,
                                             1996         1995         1996
                                          -----------  ----------  -----------



                                                 (unaudited)



ASSETS
Current assets:
  Cash and cash equivalents                $    9,256       6,950        9,276
  Receivables, net                             42,024      31,914       49,019
  Merchandise inventories                     705,600     504,808      740,351
  Prepaid expenses and other current
    assets                                     45,653      29,663       49,542
                                           ----------     -------    ---------
      Total current assets                    802,533     573,335      848,188
                                           ----------     -------    ---------

Property and equipment:
  Land and land improvements                      681         759          681
  Buildings and leasehold improvements        281,770     219,859      249,603
  Fixtures and equipment                      222,845     153,572      204,528
                                           ----------     -------    ---------
                                              505,296     374,190      454,812

    Less accumulated depreciation and
      amortization                            146,559     118,895      134,932
                                           ----------     -------    ---------
        Net property and equipment            358,737     255,295      319,880
                                           ----------     -------    ---------





Intangible assets, net                         95,985     133,170       96,799
Other noncurrent assets                        59,147      33,970       50,475
                                           ----------     -------    ---------
  Total assets                             $1,316,402     995,770    1,315,342
                                           ----------     -------    ---------
                                           ----------     -------    ---------







                                                                    (Continued)

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                            (thousands of dollars)

- - -------------------------------------------------------------------------------


                                           April 27,    April 29,  January 27,
                                             1996         1995         1996
                                          -----------  ----------  -----------


                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                $   67,500      13,400         --
  Accounts payable                            347,967     289,829      415,698
  Accrued liabilities                         180,050     122,106      205,990
                                           ----------     -------    ---------
    Total current liabilities                 595,517     425,335      621,688
                                           ----------     -------    ---------


Long-term debt                                290,000     190,000      262,400
Other long-term liabilities                    35,341      22,452       31,019

Stockholders' equity:
  Common stock; $.001 par value;
    40,000,000 shares authorized;
    32,989,785, 30,399,300 and
    32,958,614 shares issued and
    outstanding, respectively                      33          30           33
  Additional paid-in capital                  442,471     351,830      441,769
  Retained earnings (deficit)                 (46,960)      6,123      (41,567)
                                           ----------     -------    ---------
    Total stockholders' equity               395,544      357,983      400,235
                                           ----------     -------    ---------
Commitments and contingencies
                                           ----------     -------    ---------

  Total liabilities and stockholders'
    equity                                 $1,316,402     995,770    1,315,342
                                           ----------     -------    ---------
                                           ----------     -------    ---------










See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)


- - -------------------------------------------------------------------------------





                                                             13 weeks ended
                                                         ----------------------
                                                         April 27,    April 29,
                                                            1996         1995
                                                         ----------   ---------
Cash flows from operating activities:
  Net loss                                               $  (5,393)     (5,286)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization                         13,946      11,135
      Losses on disposal of property and equipment             223         917
      Increase in other long-term liabilities for
        scheduled rent increases in long-term leases         4,322       2,103
      Changes in operating assets and liabilities, net     (48,036)    (53,896)
                                                         ----------   ---------
        Net cash flows from operating activities           (34,938)    (45,027)
                                                         ----------   ---------

Cash flows from investing activities:
  Purchases of property and equipment                       (51,855)    (22,072)
  Net (increase) decrease in other noncurrent assets         (9,029)        131
                                                         ----------   ---------
    Net cash flows from investing activities                (60,884)    (21,941)
                                                         ----------   ---------


Cash flows from financing activities:
  Net (decrease) increase in revolving credit facility       (4,900)     13,400
  Proceeds from issue of long-term debt                     100,000         --
  Proceeds from exercise of common stock options                702       5,096
                                                         ----------   ---------
    Net cash flows from financing activities                 95,802      18,496
                                                         ----------   ---------

Net decrease in cash and cash equivalents                       (20)    (48,472)

Cash and cash equivalents at beginning of period              9,276      55,422
                                                         ----------   ---------
Cash and cash equivalents at end of period               $    9,256       6,950
                                                         ----------   ---------
                                                         ----------   ---------

Changes in operating assets and liabilities, net:
  Receivables, net                                       $    6,995      (1,775)
  Merchandise inventories                                    34,751        (839)
  Prepaid expenses and other current assets                   3,889      (5,321)
  Accounts payable and accrued liabilities                  (93,671)    (45,961)
                                                         ----------   ---------
   Changes in operating assets and
     liabilities, net                                    $  (48,036)    (53,896)
                                                         ----------   ---------
                                                         ----------   ---------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                             $    2,636         444
    Income taxes                                         $   11,134      10,086






See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 13 weeks ended April 27, 1996 and April 29, 1995
                            (thousands of dollars)
                                  (unaudited)



     The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly-owned subsidiaries (collectively, the Company).



     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of April 27, 1996 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 27, 1996. The Company follows the same accounting policies in preparation of interim reports. Certain amounts in the consolidated financial statements for periods prior to January 27, 1996 have been reclassified to conform to the current presentation.



     Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 27, 1996 are not indicative of the results to be expected for the fiscal year ending February 1, 1997.

(1)  MERCHANDISE INVENTORIES

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 77%, 65% and 73% of the Company's merchandise inventories as of April 27, 1996, April 29, 1995 and January 27, 1996, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.


     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $7,826, $14,160 and $8,326 as of April 27, 1996, April 29, 1995 and January 27, 1996, respectively.

(2)  REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENT

     On March 28, 1996, the Company entered into a five-year, senior credit facility led by The Chase Manhattan Bank, N.A., CIBC Inc. and ING Capital, which replaced its $160,000 revolving credit facility. The new senior credit facility increased the Company's capital resources and provides funds for the Company's superstore expansion. The new facility includes a $325,000 revolving credit facility and $100,000 term loan facility and provides for an additional commitment of $125,000 which is expected to become available to the Company on September 1, 1997. Fees of up to 3/8 of 1% will be assessed on the unused portion of the Company's commitment under the new facility.
The new credit facility, which permits borrowings at various interest rate options based on the prime rate or London Interbank Offer Rate (LIBOR), contains covenants, representations and events of default typical of credit facility arrangements of this size and nature, including financial covenants which require
                                                                  (Continued)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - (Continued) For the 13 weeks ended April 27, 1996 and April 29, 1995
                            (thousands of dollars)
                                  (unaudited)



the Company to meet, among other things, cash flow and interest coverage ratios and which limit capital expenditures. Similar to the Company's $160,000 revolving credit agreement, the new revolving credit and term loan facility is secured by the capital stock, accounts receivable and general intangibles of the Company's subsidiaries. The outstanding balance under the Company's $160,000 facility was refinanced pursuant to the consummation of the new credit facility.

(3)  FINANCIAL INSTRUMENTS

     During the first quarter of 1996, the Company entered into three year and four year interest rate swap agreements for $40,000 and $30,000, respectively, involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. The Company enters into interest rate swap agreements to manage interest costs and risk associated with changes in interest rates. These agreements effectively convert underlying variable-rate debt based on prime rate or LIBOR to fixed-rate debt. The Company recorded interest expense of $32 during the 13 weeks ended April 27, 1996 associated with these agreements.


(4)  INCOME TAXES

     The tax provisions for the 13 weeks ended April 27, 1996 and April 29, 1995 are based upon management's estimate of its annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the provision for income taxes.

(5)  SUBSEQUENT EVENTS

     On May 30, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 100,000,000. This amendment was approved at the Company's Annual Meeting of Stockholders held on May 29, 1996. The Company's 1996 Incentive Plan was also approved at the Annual Meeting.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          The primary sources of the Company's cash for seasonal working capital requirements and capital investments are net cash flows from operat-ing activities, funds available under its revolving credit facili-ty, long-term financing under the new term loan facility and vendor financing.

          During the 13 weeks ended April 27, 1996 and April 29, 1995, cash and cash equivalents were used primarily for capital investments and increases in working capital necessary to support the Company's expansion of its superstore business, primarily merchandise inventory purchases related to such expansion. Cash and cash equivalents as of April 27, 1996 were $9.3 million in comparison to $7.0 million as of April 29, 1995.

          To meet the seasonal demands of its business and funds for its capital requirements, the Company entered into a five-year senior credit facility on March 28, 1996 with a group of banks led by The Chase Manhattan Bank, N.A., CIBC Inc. and ING Capital which replaced the Company's $160.0 million revolving credit facility.
          The new facility includes a $325.0 million revolving credit facility and a $100.0 million term loan facility and provides for an additional $125.0 million which is expected to become available to the Company during the second year of the agreement.



          Total debt as of April 27, 1996 and April 29, 1995 was $357.5 million and $203.4 million, respectively. Maximum borrowings under the Company's revolving facility were $143.3 million and $29.3 million during the 13 weeks ended April 27, 1996 and April 29, 1995, respectively, and averaged approximately $90.6 million and $8.9 million during the 13 weeks ended April 27, 1996 and April 29, 1995, respectively, due to the increase in working capital and capital expenditures.

          Capital expenditures totaled $51.9 million and $22.1 million during the 13 weeks ended April 27, 1996 and April 29, 1995, respectively. These expenditures were primarily for new superstores, refurbishments of existing mall bookstores and enhancements to the Company's manage-ment information and in-store systems.

          Based upon current operating levels and the planned superstore expan-sion, management believes cash flows generated from operations, short-term vendor financing and its borrowing capacity under its new senior credit facility will be sufficient to meet the Company's working capital and debt service requirements, fund restructuring reserves and support the development of its short- and long-term strategies for at least the next twelve months.


          The Company did not declare or pay any cash dividends during the 13-week periods ended April 27, 1996 or April 29, 1995.

          RESULTS OF OPERATIONS

          13 WEEKS ENDED APRIL 27, 1996 AND APRIL 29, 1995

          REVENUES

          Revenues increased 26.6%, or $106.8 million, to $508.8 million during the 13 weeks ended April 27, 1996 from $402.0 million for the 13 weeks ended April 29, 1995. Superstore revenues grew 43.1% to $381.5 million during the 13 weeks ended April 27, 1996, an increase of $114.9 million from $266.6 million during the 13 weeks ended April 29, 1995. As a result of the Company's rapid expansion of its superstore business, superstore revenues, as a percentage of total revenues, rose to 75.0% during the 13 weeks ended April 27, 1996, up from 66.3% for the same period in the prior year. Mall bookstores generated 24.0% of total revenues during the 13 weeks ended April 27, 1996 in comparison to 32.1% of total revenues for the same period one year ago.


          The increase in revenues during the 13 weeks ended April 27, 1996 was primarily attributable to an increase in comparable superstore sales of 5.9%, revenues from the 106 superstores opened since April 29, 1995 and increases in comparable mall bookstore sales of 0.8% during the 13 weeks ended April 27, 1996.


          During the 13 weeks ended April 27, 1996, the Company opened 20 superstores and closed three, bringing the Company's total number of superstores to 375. The Company opened two and closed ten mall bookstores during the quarter and ended the period with 631 mall bookstores. As of April 27, 1996 the Company operated 1,006 stores in 49 states and the District of Columbia.



          COST OF SALES, BUYING AND OCCUPANCY

          During the 13 weeks ended April 27, 1996, cost of sales, buying and occupancy increased $71.5 million, or 27.3%, to $333.5 million from $262.0 million for the same period one year ago. As a percentage of revenues, cost of sales, buying and occupancy remained relatively constant and were 65.5% and 65.2% during the 13 weeks ended
          April 27, 1996 and April 29, 1995, respectively.


          SELLING AND ADMINISTRATIVE EXPENSES

          Selling and administrative expenses increased $17.1 million, or 19.6%, to $104.2 million during the 13 weeks ended April 27, 1996 from $87.1 million during the 13 weeks ended April 29, 1995. The Company's operating leverage continued to improve as selling and administrative expenses decreased as a percentage of revenues to 20.5% during the 13 weeks ended April 27, 1996 from 21.7% during the prior year period.

          RENTAL EXPENSES, DEPRECIATION AND AMORTIZATION

          Rental expenses increased $11.6 million, or 28.0%, to $53.1 million during the 13 weeks ended April 27, 1996 from $41.5 million during the 13 weeks ended April 29, 1995 primarily due to the rental expenses for the 106 new superstores opened since April 29, 1995. Depreciation and amortization increased $3.0 million, or 28.7%, to $13.6 million during the 13 weeks ended April 27, 1996 from $10.6 million during the 13 weeks ended April 29, 1995 primarily as a result of the increased number of superstores operated by the Company.

          OPERATING LOSS

          As a result of the factors discussed above, the Company's operating loss improved to $(0.1) million during the 13 weeks ended April 27, 1996 from $(1.9) million during the 13 weeks ended April 29, 1995.




          INTEREST EXPENSE, NET AND AMORTIZATION OF DEFERRED FINANCING EXPENSES

          Interest expense, net of interest income, and amortization of deferred financing expenses increased to $8.3 million during the 13 weeks ended April 27, 1996 from $6.1 million during the 13 weeks ended April 29, 1995. The increase in net interest expense reflects an increase in borrowings.

          BENEFIT FOR INCOME TAXES

          The benefit for income taxes during the 13 weeks ended April 27, 1996 was $3.1 million compared to $2.7 million during the 13 weeks ended April 29, 1995. The tax provisions for the 13 weeks ended April 27, 1996 and April 29, 1995 were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the provision for income taxes.

          NET LOSS

          As a result of the factors discussed above, the Company's results of operations were a net loss of ($5.4) million during the 13 weeks ended April 27, 1996 compared to a net loss of ($5.3) million during the 13 weeks ended April 29, 1995. During the 13 weeks ended April 27, 1996, the net loss per common share improved to ($0.16) per share from ($0.17) per share for the same period in the prior year.

PART II - OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  The following Exhibits are filed as Exhibits to this form:

               Exhibit
                 No.               Description
               -------             -----------
                 3.1               Amendment to Amended and Restated
                                   Certificate of Incorporation of the
                                   Company, filed May 30, 1996.

                10.1               1996 Incentive Plan.


          (b) No report on Form 8-K was filed by the registrant during the fiscal quarter for which this report is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BARNES & NOBLE, INC.
                                        ---------------------
                                        (Registrant)



Date:  June 11, 1996                    By:  /s/ Irene R. Miller
                                             -------------------
                                             Irene R. Miller
                                             Vice Chairman and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer and duly
                                             authorized officer of the
                                             Registrant)