Form 10-Q
period 1996-07-27
BARNES & NOBLE INC
filed 1996-09-09
CIK 890491

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 27, 1996

                                OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to


                       Commission file number   1-12302

                             BARNES & NOBLE, INC.
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                               06-1196501
 (State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


               122 Fifth Avenue, New York, NY                    10011
          (Address of Principal Executive Offices)            (Zip Code)


                                (212) 633-3300
              Registrant's Telephone Number, Including Area Code


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

Number of shares of $.001 par value common stock outstanding as of August 23, 1996: 33,015,613

                     BARNES & NOBLE, INC. AND SUBSIDIARIES

                                 July 27, 1996

                              Index to Form 10-Q

                                                                   Page No.

PART I -     FINANCIAL INFORMATION

Item 1:      Financial Statements

             Consolidated Statements of Operations - For the 13
               weeks and the 26 weeks ended July 27, 1996 and
               July 29, 1995......................................    3

             Consolidated Balance Sheets - July 27, 1996, July
               29, 1995 and January 27, 1996......................    4

             Consolidated Statements of Cash Flows - For the 26
               weeks ended July 27, 1996 and July 29, 1995........    6

             Notes to Consolidated Financial Statements...........    7

Item 2:      Management's Discussion and Analysis of Financial
               Condition and Results of Operations................    9

PART II -    OTHER INFORMATION....................................   16

                        PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (thousands of dollars, except per share data)
                                  (unaudited)

                                   13 weeks ended                  26 weeks ended
                               July 27,       July 29,         July 27,       July 29,
                                1996           1995             1996           1995
                                ----           ----             ----           ----
Revenues                     $  524,321       420,080          1,033,076      822,051

Cost of sales, buying and
  occupancy                     340,236       273,226            673,712      535,178
                              ---------       -------          ---------      -------

    Gross profit                184,085       146,854            359,364      286,873
                              ---------       -------          ---------      -------

Selling and administrative
  expenses                      105,185        86,436            209,412      173,557
Rental expenses                  54,149        43,057            107,264       84,557
Depreciation and amortization    14,266        11,132             27,855       21,691
Pre-opening expenses              4,863         2,751              9,352        5,519
                              ---------       -------          ---------      -------

  Operating profit                5,622         3,478              5,481        1,549

Interest (net of interest
  income of $86, $516,
  $277 and $1,100,
  respectively) and
  amortization of deferred
  financing expenses             10,169         7,075             18,513       13,125
                              ---------       -------          ---------      -------

    Loss before benefit for
      income taxes               (4,547)       (3,597)           (13,032)     (11,576)

Benefit for income taxes         (1,826)       (1,018)            (4,918)      (3,711)
                              ---------       -------          ---------      -------

  Net loss                   $   (2,721)       (2,579)            (8,114)      (7,865)
                              =========       =======          =========      =======



Net loss per common share    $    (0.08)        (0.08)             (0.25)       (0.26)

Weighted average common
  shares outstanding         33,005,000    30,412,000         32,986,000   30,360,000


See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (thousands of dollars)




                                            July 27,     July 29,    January 27,
                                              1996         1995         1996
                                              ----         ----         ----
                                                 (unaudited)
      ASSETS

Current assets:
  Cash and cash equivalents              $   16,557         8,034         9,276
  Receivables, net                           44,462        40,253        49,019
  Merchandise inventories                   682,703       514,690       740,351
  Prepaid expenses and other current
    assets                                   51,245        31,863        49,542
                                          ---------     ---------     ---------
    Total current assets                    794,967       594,840       848,188
                                          ---------     ---------     ---------

Property and equipment:
  Land and land improvements                    681           759           681
  Buildings and leasehold improvement       306,726       247,535       249,603
  Fixtures and equipment                    239,304       168,375       204,528
                                          ---------     ---------     ---------
                                            546,711       416,669       454,812

    Less accumulated depreciation and
      amortization                          158,827       128,093       134,932
                                          ---------     ---------     ---------
       Net property and equipment           387,884       288,576       319,880
                                          ---------     ---------     ---------

Intangible assets, net                       95,170       132,101        96,799
Other noncurrent assets                      59,351        33,466        50,475
                                          ---------     ---------     ---------

  Total assets                           $1,337,372     1,048,983     1,315,342
                                          =========     =========     =========

                                                                (Continued)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)
                            (thousands of dollars)



                                           July 27,     July 29,     January 27,
                                             1996         1995          1996
                                             ----         ----          ----
                                                (unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility               $  110,000       78,000           -
  Accounts payable                           323,045      282,183      415,698
  Accrued liabilities                        182,598      118,279      205,990
                                           ---------    ---------    ---------
    Total current liabilities                615,643      478,462      621,688
                                           ---------    ---------    ---------

Long-term debt                               290,000      190,000      262,400
Other long-term liabilities                   38,325       24,591       31,019

Stockholders' equity:
  Common stock; $.001 par value;
    100,000,000 shares authorized
    July 27, 1996 and 40,000,000 shares
    authorized July 29, 1995 and January
    27, 1996; 33,014,713, 30,426,410 and
    32,958,614 shares issued and
    outstanding, respectively                     33           30           33
  Additional paid-in capital                 443,052      352,356      441,769
  Retained earnings (deficit)                (49,681)       3,544      (41,567)
                                           ---------    ---------    ---------
    Total stockholders' equity               393,404      355,930      400,235
                                           ---------    ---------    ---------

Commitments and contingencies
                                           ---------    ---------    ---------
  Total liabilities and stockholders'
     equity                               $1,337,372    1,048,983    1,315,342
                                           =========    =========    =========



See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (thousands of dollars)
                                  (unaudited)


                                                              26 weeks ended
                                                          July 27,      July 29,
                                                            1996          1995
                                                            ----          ----

Cash flows from operating activities:
  Net loss                                               $  (8,114)      (7,865)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization                         28,708       22,843
      Losses on disposal of property and equipment             319        1,103
      Increase in other long-term liabilities for
       scheduled rent increases in long-term leases          7,461        4,242
      Changes in operating assets and liabilities, net     (55,698)     (85,790)
                                                          --------     --------
       Net cash flows from operating activities            (27,324)     (65,467)
                                                          --------     --------

Cash flows from investing activities:
  Purchases of property and equipment                      (94,718)     (65,606)
  Proceeds from sales of property and equipment                169            4
  Net (increase) decrease in other noncurrent assets        (9,729)          59
                                                          --------     --------
    Net cash flows from investing activities              (104,278)     (65,543)
                                                          --------     --------

Cash flows from financing activities:
  Net increase in revolving credit facility                 37,600       78,000
  Proceeds from issuance of long-term debt                 100,000          -
  Proceeds from exercise of common stock options             1,283        5,622
                                                          --------     --------
    Net cash flows from financing activities               138,883       83,622
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents         7,281      (47,388)

Cash and cash equivalents at beginning of period             9,276       55,422
                                                          --------     --------

Cash and cash equivalents at end of period               $  16,557        8,034
                                                          ========     ========

Changes in operating assets and liabilities, net:
  Receivables, net                                       $   4,557      (10,114)
  Merchandise inventories                                   57,648      (10,721)

  Prepaid expenses and other current assets                 (1,703)      (7,521)
  Accounts payable and accrued liabilities                (116,200)     (57,434)
                                                          --------     --------

    Changes in operating assets and
      liabilities, net                                   $ (55,698)     (85,790)
                                                          ========     ========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                             $  16,965       12,692
    Income taxes                                         $  14,553       12,997

See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the 26 weeks ended July 27, 1996 and July 29, 1995
                            (thousands of dollars)
                                  (unaudited)


      The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly-owned subsidiaries (collectively, the Company).

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 27, 1996 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 27, 1996. The Company follows the same accounting policies in preparation of interim reports. Certain amounts in the consolidated financial statements for periods prior to January 27, 1996 have been reclassified to conform to the current presentation.

      Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 27, 1996 are not indicative of the results to be expected for the 53 weeks ending February 1, 1997.

(1)   Merchandise Inventories

      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 79%, 69% and 73% of the Company's merchandise inventories as of July 27, 1996, July 29, 1995 and January 27, 1996, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

      If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $6,426, $13,107 and $8,326 as of July 27, 1996, July 29, 1995 and
January 27, 1996, respectively.

(2)   Income Taxes

      The tax provisions for the 26 weeks ended July 27, 1996 and July 29, 1995 are based upon management's estimate of its annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the provision for income taxes.

(3)   Stockholders' Equity


      During the 26 weeks ended July 27, 1996, options to purchase approximately 423,000 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the Company's 1996 Employee Incentive Plan.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the 26 weeks ended July 27, 1996 and July 29, 1995
                            (thousands of dollars)
                                  (unaudited)


(4)   Subsequent Event

      On July 29, 1996, the Company agreed with Neostar Retail Group, Inc. (Neostar) and its wholly-owned subsidiary, Software Etc. Stores, Inc. (Software Etc.) to cancel agreements under which Software Etc. had been operating software departments within the Company's bookstores. The Company purchased the merchandise inventories and other assets of the software departments from Neostar and Software Etc. for approximately $9,000, pursuant to an asset purchase agreement. The Company has assumed the operations of such software departments.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

           Liquidity and Capital Resources

           The primary sources of the Company's cash for seasonal working capital requirements and capital investments are net cash flows from operating activities, funds available under its revolving credit facility and vendor financing.

           Cash and cash equivalents were $16.6 million as of July 27, 1996 in comparison to $8.0 million as of July 29, 1995. Cash flows from operating activities improved significantly during the 26 weeks ended July 27, 1996 to ($27.3) million from ($65.6) million during the same period of the prior fiscal year, primarily due to the Company's management of merchandise inventory and working capital. During the 26 weeks ended July 27, 1996, cash flows were used primarily for capital expenditures related to the Company's superstore expansion and, to a lesser extent, for increases in working capital related to such expansion.

           The Company opened 36 superstores during the 26 weeks ended July 27, 1996 compared to 24 superstores during the 26 weeks ended July 29, 1995 comprising over 1.0 million square feet compared to 0.6 million square feet of retail space, respectively. The Company plans to open approximately 90 superstores in fiscal 1996.

           Total debt as of July 27, 1996 and July 29, 1995 was $400.0 million and $268.0 million, respectively. Borrowings under the Company's revolving credit facility averaged $96.4 million and $34.6 million during the 26 weeks ended July 27, 1996 and July 29, 1995, respectively, and peaked at $143.3 million and $86.4 million during the same periods. The rise in short-term borrowings under the revolving credit facility resulted in part from the increased number of new stores opened during the period.

           Capital expenditures totaled $94.7 million and $65.6 million during the 26 weeks ended July 27, 1996 and July 29, 1995, respectively. These expenditures were primarily for new superstores, refurbishments of existing mall bookstores and enhancements to the Company's management information and in-store systems.

           Based upon current operating levels and the planned superstore expansion, management believes cash flows generated from operations, short-term vendor financing and its borrowing capacity under its senior credit facility will be sufficient to meet the Company's working capital and debt service requirements, fund restructuring reserves and support the continued rollout of superstores.

           The Company did not declare or pay any cash dividends during the 26-week periods ended July 27, 1996 and July 29, 1995.

           Results of Operations

           13 weeks ended July 27, 1996 and July 29, 1995

           Revenues

           Revenues increased 24.8%, or $104.2 million, to $524.3 million during the 13 weeks ended July 27, 1996 from $420.1 million during the 13 weeks ended July 29, 1995. Superstore revenues grew 40.1% to $399.1 million during the 13 weeks ended July 27, 1996, an increase of $114.1 million from $285.0 million during the 13 weeks ended July 29, 1995. With the Company's continued expansion of its superstore business, superstore revenues, as a percentage of total revenues, rose to 76.1% during the 13 weeks ended July 27, 1996, up from 67.8% for the same period in the prior year. Mall bookstores generated 23.0% of total revenues during the 13 weeks ended July 27, 1996 in comparison to 30.8% of total revenues during the same period one year ago.

           The increase in revenues during the 13 weeks ended July 27, 1996 was primarily attributable to an increase in comparable superstore sales of 4.5% and revenues from the 109 superstores opened since July 29, 1995 which was partially offset by the negative impact the Olympics had on the last nine days of the period.

           During the 13 weeks ended July 27, 1996, the Company opened 16 superstores and closed one, bringing the Company's total number of superstores to 390. The Company opened one and closed 15 mall bookstores during the quarter and ended the period with 617 mall bookstores. As of July 27, 1996 the Company operated 1,007 stores in 49 states and the District of Columbia.

           Cost of Sales, Buying and Occupancy

           During the 13 weeks ended July 27, 1996, cost of sales, buying and occupancy increased $67.0 million, or 24.5%, to $340.2 million from $273.2 million for the same period one year ago. As a percentage of revenues, cost of sales, buying and occupancy remained relatively constant and were 64.9% and 65.0% during the 13 weeks ended July 27, 1996 and July 29, 1995, respectively.

           Selling and Administrative Expenses

           Selling and administrative expenses increased $18.8 million, or 21.7%, to $105.2 million during the 13 weeks ended July 27, 1996 from $86.4 million during the 13 weeks ended July 29, 1995. Selling and administrative expenses decreased as a percentage of revenues to 20.1% during the 13 weeks ended July 27, 1996 from 20.6% during the prior year period primarily due to the Company's focus on expense controls and the continued improvement in the Company's operating leverage resulting from the maturation of the Company's superstores.

           Rental Expenses, Depreciation and Amortization

           Rental expenses increased $11.0 million, or 25.8%, to $54.1 million during the 13 weeks ended July 27, 1996 from $43.1 million during the 13 weeks ended July 29, 1995. As a percentage of revenues, rental expense was 10.3% and 10.2% for the 13 weeks ended July 27, 1996 and July 29, 1995, respectively. Depreciation and amortization increased $3.2 million, or 28.2%, to $14.3 million during the 13 weeks ended July 27, 1996 from $11.1 million during the 13 weeks ended July 29, 1995. The increase was primarily a result of the 109 new superstores opened since July 29, 1995 which comprised approximately 2.9 million square feet.

           Pre-opening Expenses


           Pre-opening expenses increased $2.1 million, or 76.8%, to $4.9 million during the 13 weeks ended July 27, 1996 from $2.8 million during the 13 weeks ended July 29, 1995 primarily as a result of the increased number of superstores and superstore retail space discussed above as well as the timing of new superstore openings throughout the year. The Company opened 36 superstores, representing over
           1.0 million square feet of retail space, during the 26 weeks ended July 27, 1996. This compares to 24 superstore openings, representing approximately 0.6 million square feet during the 26 weeks ended
           July 29, 1995.

           Operating Profit

           As a result of the factors discussed above, the Company's operating profit improved 61.6% to $5.6 million during the 13 weeks ended July 27, 1996 from $3.5 million during the 13 weeks ended July 29, 1995.

           Interest Expense, Net and Amortization of Deferred Financing Expenses

           Interest expense, net of interest income, and amortization of deferred financing expenses increased to $10.2 million during the 13 weeks ended July 27, 1996 from $7.1 million during the 13 weeks ended July 29, 1995. The increase in net interest expense reflects an increase in average borrowings during the 13 weeks ended July 27, 1996 in comparison to the prior year period related to the funding of capital expenditures and working capital for the Company's superstore expansion program.

           Benefit For Income Taxes

           The benefit for income taxes during the 13 weeks ended July 27, 1996 was $1.8 million compared to $1.0 million during the 13 weeks ended July 29, 1995. The tax benefits during the 13 weeks ended July 27, 1996 and July 29, 1995 were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the provision for income taxes.

           Net Loss

           As a result of the factors discussed above, the Company's results of operations were a net loss of ($2.7) million during the 13 weeks ended July 27, 1996 compared to a net loss of ($2.6) million during the 13 weeks ended July 29, 1995. During the 13 weeks ended July 27, 1996, the net loss per common share of ($0.08) per share was unchanged from the same period in the prior year.

           Results of Operations

           26 weeks ended July 27, 1996 and July 29, 1995

           Revenues

           Revenues increased 25.7%, or $211.0 million, to $1,033.1 million during the 26 weeks ended July 27, 1996 from $822.1 million for the 26 weeks ended July 29, 1995. Superstore revenues grew 41.5% to $780.6 million during the 26 weeks ended July 27, 1996, an increase of $229.0 million from $551.6 million during the 26 weeks ended July 29, 1995. As a result of the Company's expansion of its superstore business, superstore revenues, as a percentage of total revenues, rose to 75.6% during the 26 weeks ended July 27, 1996, up from 67.1% for the same period in the prior year. Mall bookstores generated 23.5% of total revenues during the 26 weeks ended July 27, 1996 in comparison to 31.5% of total revenues during the same period one year ago.

           The increase in revenues during the 26 weeks ended July 27, 1996 was primarily attributable to an increase in comparable superstore sales of 5.2% and revenues from the 109 superstores opened since July 29, 1995 which was partially offset by the negative impact the Olympics had on the last nine days of the period.

           During the 26 weeks ended July 27, 1996, the Company opened 36 superstores and closed four. The Company opened three and closed 25 mall bookstores during the 26 weeks ended July 27, 1996.

           Cost of Sales, Buying and Occupancy

           During the 26 weeks ended July 27, 1996, cost of sales, buying and occupancy increased $138.5 million, or 25.9%, to $673.7 million from $535.2 million for the same period one year ago. As a percentage of revenues, cost of sales, buying and occupancy remained relatively constant and were 65.2% and 65.1% during the 26 weeks ended July 27, 1996 and July 29, 1995, respectively.

           Selling and Administrative Expenses

           Selling and administrative expenses increased $35.8 million, or 20.7%, to $209.4 million during the 26 weeks ended July 27, 1996 from $173.6 million during the 26 weeks ended July 29, 1995. Selling and administrative expenses decreased as a percentage of revenues to 20.3% during the 26 weeks ended July 27, 1996 from 21.1% during the prior year period primarily due to the Company's focus on expense controls and the continued improvement in the Company's operating leverage resulting from the maturation of the Company's superstores.

           Rental Expenses, Depreciation and Amortization

           Rental expenses increased $22.7 million, or 26.9%, to $107.3 million during the 26 weeks ended July 27, 1996 from $84.6 million during the 26 weeks ended July 29, 1995. As a percentage of revenues, rental expense was 10.4% and 10.3% for the 26 weeks ended July 27, 1996 and July 29, 1995, respectively. Depreciation and amortization increased $6.2 million, or 28.4%, to $27.9 million during the 26 weeks ended July 27, 1996 from $21.7 million during the 26 weeks ended July 29, 1995. The increase was primarily a result of the 109 new superstores opened since July 29, 1995 which comprised approximately 2.9 million square feet.

           Pre-opening Expenses

           Pre-opening expenses increased $3.9 million, or 69.5%, to $9.4 million during the 26 weeks ended July 27, 1996 from $5.5 million during the 26 weeks ended July 29, 1995 primarily as a result of the increased number of superstores and superstore retail space discussed above as well as the timing of new superstore openings throughout the year. The Company opened 36 superstores, representing over
           1.0 million square feet of retail space, during the 26 weeks ended July 27, 1996. This compares to 24 superstore openings, representing approximately 0.6 million square feet during the 26 weeks ended
           July 29, 1995.

           Operating Profit

           As a result of the factors discussed above, the Company's operating profit improved to $5.5 million during the 26 weeks ended July 27, 1996 from $1.5 million during the 26 weeks ended July 29, 1995.

           Interest Expense, Net and Amortization of Deferred Financing Expenses

           Interest expense, net of interest income, and amortization of deferred financing expenses increased to $18.5 million during the 26 weeks ended July 27, 1996 from $13.1 million during the 26 weeks ended July 29, 1995. The increase in net interest expense reflects an increase in average borrowings during the 26 weeks ended July 27, 1996 in comparison to the prior year period related to the funding of capital expenditures and working capital for the Company's superstore expansion program.

           Benefit For Income Taxes

           The benefit for income taxes during the 26 weeks ended July 27, 1996 was $4.9 million compared to $3.7 million during the 26 weeks ended July 29, 1995. The tax benefits for the 26 weeks ended July 27, 1996 and July 29, 1995 were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the provision for income taxes.

           Net Loss

           As a result of the factors discussed above, the Company's results of operations were a net loss of ($8.1) million during the 26 weeks ended July 27, 1996 compared to a net loss of ($7.9) million during the 26 weeks ended July 29, 1995. During the 26 weeks ended July 27, 1996, the net loss per common share improved to ($0.25) per share from ($0.26) per share for the same period in the prior year.

                          PART II - OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on May 29, 1996. The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.


        Nominee                  In Favor                  Withheld
        -------                  --------                  --------
William C.J. Angenent           26,282,361                1,096,037

Matthew A. Berdon               27,292,137                   86,261

Margaret T. Monaco              27,326,983                   51,415


           The results of the voting on the following items were as follows:

           Approval of an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 40,000,000 shares to 100,000,000 shares:


     In Favor           Against           Abstained
     --------           -------           ---------
    21,987,441         5,027,843           363,114



           Approval of the Barnes & Noble, Inc. 1996 Incentive Plan:


                                                              Broker
     In Favor           Against           Abstained          Non-Vote
     --------           -------           ---------          --------
    14,575,788         9,255,238           487,876          3,059,496


           Ratification of the selection of BDO Seidman, LLP as independent certified public accountants for the fiscal year ending February 1, 1997:


     In Favor           Against           Abstained
     --------           -------           ---------
    27,276,801           52,350            49,247

Item 6:    Exhibits and Reports on Form 8-K

           (a)  The following Exhibit is filed as an Exhibit to this form:

                Exhibit
                   No.                          Description
                -------                         -----------

                 10.1 Asset Purchase Agreement dated as of July 29, 1996 among Neostar Retail Corp., Inc. (and its wholly-owned subsidiary, Software Etc. Stores, Inc.) and Barnes & Noble, Inc.


           (b) No report on Form 8-K was filed by the registrant during the fiscal quarter for which this report is filed.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BARNES & NOBLE, INC.
                                          (Registrant)


Date:  September 9, 1996            By:   /s/ Irene R. Miller
                                          -------------------
                                          Irene R. Miller
                                          Vice Chairman and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer and duly
                                          authorized officer of the Registrant)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                              DESCRIPTION                        PAGE NO.
- -------                            -----------                        --------
 10.1 Asset Purchase Agreement dated as of July 29, 1996 among Neostar Retail Corp., Inc. (and its wholly-owned subsidiary, Software Etc. Stores, Inc.) and
                Barnes & Noble, Inc.