Form 10-Q
period 1996-10-26
BARNES & NOBLE INC
filed 1996-12-09
CIK 890491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 26, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission File Number: 1-12302
                                                 -------

                              BARNES & NOBLE, INC.

--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                              06-1196501
              ------------                          --------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

      122 Fifth Avenue, New York, NY                               10011
------------------------------------------------------     -------------------
      (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 633-3300

--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Number of shares of $.001 par value common stock outstanding as of
November 22, 1996:   33,173,423

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                October 26, 1996

                               Index to Form 10-Q

                                                                        Page No.
                                                                        --------
PART I -  FINANCIAL INFORMATION

Item 1:   Financial Statements

           Consolidated Statements of Operations - For the 13 weeks and the 39 weeks ended October 26, 1996 and October 28,
              1995......................................................... 3

           Consolidated Balance Sheets - October 26, 1996, October 28,
              1995 and January 27, 1996.................................... 4

           Consolidated Statements of Cash Flows - For the 39 weeks
              ended October 26, 1996 and October 28, 1995.................. 6

          Notes to Consolidated Financial Statements....................... 7

Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 8

PART II - OTHER INFORMATION............................................... 14

                                  PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements
-------   --------------------

                              BARNES & NOBLE, INC. AND SUBSIDIARIES

                              Consolidated Statements of Operations
                          (thousands of dollars, except per share data)

                                           (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                           13 weeks ended                 39 weeks ended
                                                    ----------------------------     --------------------------


                                                    October 26,      October 28,     October 26,     October 28,
                                                       1996              1995            1996            1995
                                                       ----              ----            ----            ----

Revenues                                           $    532,563         432,315       1,565,639       1,254,366

Cost of sales, buying and
   occupancy                                            341,171         279,828       1,014,883         815,006
                                                   ------------    ------------    ------------    ------------
     Gross profit                                       191,392         152,487         550,756         439,360
                                                   ------------    ------------    ------------    ------------

Selling and administrative
   expenses                                             110,047          90,049         319,459         263,606
Rental expense                                           56,669          44,948         163,933         129,505
Depreciation and amortization                            15,464          11,977          43,319          33,668
Pre-opening expenses                                      4,634           2,976          13,986           8,495
                                                   ------------    ------------    ------------    ------------

  Operating profit                                        4,578           2,537          10,059           4,086

Interest (net of interest income of $1,303,
  $582, $1,580 and $1,682, respectively) and
  amortization of deferred financing fees                 9,592           7,685          28,105          20,810
                                                   ------------    ------------    ------------    ------------

    Loss before benefit for income taxes                 (5,014)         (5,148)        (18,046)        (16,724)

Benefit for income taxes                                 (2,392)         (1,603)         (7,310)         (5,314)
                                                   ------------    ------------    ------------    ------------

   Net loss                                        $     (2,622)         (3,545)        (10,736)        (11,410)
                                                   ============    ============    ============    ============




Net loss per common share                          $      (0.08)          (0.11)          (0.33)          (0.37)

Weighted average common shares outstanding           33,045,000      31,192,000      33,006,000      30,637,000

See accompanying notes to consolidated financial statements.

                  BARNES & NOBLE, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                         (thousands of dollars)


----------------------------------------------------------------------------------------------------------------
                                                        October 26,           October 28,            January 27,
                                                           1996                  1995                   1996
                                                           ----                  ----                   ----
                                                                 (unaudited)

        ASSETS

Current assets:

   Cash and cash equivalents                          $     19,019                 7,600                 9,276
   Receivables, net                                         61,366                67,051                49,019
   Merchandise inventories                                 827,845               780,757               740,351
   Prepaid expenses and other current assets                42,571                47,668                49,542
                                                        ----------            ----------            ----------
     Total current assets                                  950,801               903,076               848,188
                                                        ----------            ----------            ----------

Property and equipment:

   Land and land improvements                                  681                   759                   681
   Buildings and leasehold improvements                    332,176               254,526               249,603
   Fixtures and equipment                                  260,930               194,121               204,528
                                                        ----------            ----------            ----------
                                                           593,787               449,406               454,812
     Less accumulated depreciation and amortization        172,183               134,898               134,932
                                                        ----------            ----------            ----------
           Net property and equipment                      421,604               314,508               319,880
                                                        ----------            ----------            ----------

Intangible assets, net                                      94,220               131,144                96,799
Other noncurrent assets                                     65,108                34,625                50,475
                                                        ----------            ----------           -----------

   Total assets                                         $1,531,733             1,383,353             1,315,342
                                                        ==========             =========             =========

                  BARNES & NOBLE, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Continued)
                         (thousands of dollars)


-----------------------------------------------------------------------------------------------------------------
                                                          October 26,           October 28,           January 27,
                                                             1996                  1995                 1996
                                                             ----                  ----                 ----
                                                                    (unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Revolving credit facility                            $   140,000                59,500                     -
   Accounts payable                                         477,873               540,968               415,698
   Accrued liabilities                                      187,448               124,150               205,990
                                                         ----------            ----------            ----------
      Total current liabilities                             805,321               724,618               621,688
                                                         ----------            ----------            ----------

Long-term debt                                              290,000               190,000               262,400
Other long-term liabilities                                  42,795                26,984                31,019

Stockholders' equity:

   Common stock; $.001 par value; 100,000,000
      shares authorized; 33,169,189, 32,956,758
      and 32,958,614 shares issued and outstand-
      ing, respectively                                          34                    33                    33
Additional paid-in capital                                  445,886               441,719               441,769
Accumulated deficit                                         (52,303)                   (1)              (41,567)
                                                         ----------            ----------            ----------
   Total stockholders' equity                               393,617               441,751               400,235
                                                         ----------            ----------            ----------
Commitments and contingencies
                                                         ----------            ----------            ----------

   Total liabilities and stockholders' equity            $1,531,733             1,383,353             1,315,342
                                                         ==========            ==========             =========

See accompanying notes to consolidated financial statements.

                  BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                         (thousands of dollars)
                               (unaudited)


-------------------------------------------------------------------------------
                                                         39 weeks ended
                                                     --------------------------
                                                     October 26,    October 28,
                                                        1996           1995
                                                        ----           ----

Cash flows from operating activities:

   Net loss                                           $ (10,736)     (11,410)
   Adjustments to reconcile net loss to net cash flows from operating activities:

        Depreciation and amortization                    44,669       35,396
        (Gain) loss on disposals of property
          and equipment                                    (172)       4,335
        Increase in other long-term liabilities
           for scheduled rent increases in
           long-term leases                              11,479        6,635
        Changes in operating assets and
           liabilities, net                             (48,449)    (129,804)
                                                      ---------    ---------
           Net cash flows from operating activities      (3,209)     (94,848)
                                                      ---------    ---------

Cash flows from investing activities:

   Purchases of property and equipment                 (142,954)    (105,692)
   Proceeds from sales of property and equipment            171           16
   Net increase in other noncurrent assets              (15,983)      (1,786)
                                                      ---------    ---------
           Net cash flows from investing activities    (158,766)    (107,462)
                                                      ---------    ---------

Cash flows from financing activities:

   Proceeds from issuance of common stock, net             --         88,725
   Net increase in revolving credit facility             67,600       59,500
   Proceeds from issuance of long-term debt             100,000         --
   Proceeds from exercise of common stock options         4,118        6,263
                                                      ---------    ---------
           Net cash flows from financing activities     171,718      154,488
                                                      ---------    ---------

Net increase (decrease) in cash and cash equivalents      9,743      (47,822)


Cash and cash equivalents at beginning of period          9,276       55,422
                                                      ---------    ---------

Cash and cash equivalents at end of period            $  19,019        7,600
                                                      =========    =========

Changes in operating assets and liabilities, net:

   Receivables, net                                   $  (7,347)     (36,912)
   Merchandise inventories                              (87,494)    (276,788)
   Prepaid expenses and other current assets              3,184      (23,326)
   Accounts payable and accrued liabilities              43,208      207,222
                                                      ---------    ---------

      Changes in operating assets and
         liabilities, net                             $ (48,449)    (129,804)
                                                      =========    =========

Supplemental cash flow information:
   Cash paid during the period for:

      Interest                                        $  21,334       15,123
      Income taxes                                    $  17,099       19,555

See accompanying notes to consolidated financial statements.

                  BARNES & NOBLE, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements
      For the 39 weeks ended October 26, 1996 and October 28, 1995
                         (thousands of dollars)
                               (unaudited)


        The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly-owned subsidiaries (collectively, the Company).

        In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 26, 1996 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 27, 1996. The Company follows the same accounting policies in preparation of interim reports. Certain amounts in the consolidated financial statements for periods prior to January 27, 1996 have been reclassified to conform to the current presentation.

        Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 26, 1996 are not indicative of the results to be expected for the 53 weeks ending February 1, 1997.

(1)     Merchandise Inventories
        -----------------------

        Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 78%, 72% and 73% of the Company's merchandise inventories as of October 26, 1996, October 28, 1995 and January 27, 1996, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

        If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $6,026, $13,107 and $8,326 as of October 26, 1996, October 28, 1995 and January 27, 1996, respectively.

(2)     Income Taxes
        ------------

        The tax provisions for the 39 weeks ended October 26, 1996 and October 28, 1995 are based upon management's estimate of its annualized effective tax rates. Permanent differences include amortization of goodwill which decreases the benefit for income taxes and certain tax credits during 1996 which increase the benefit for income taxes.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         Liquidity and Capital Resources
         -------------------------------

         The primary sources of the Company's cash for seasonal working capital requirements and capital investments are net cash flows from operating activities, funds available under its revolving credit facility and vendor financing.

         Cash and cash equivalents were $19.0 million as of October 26, 1996 in comparison to $7.6 million as of October 28, 1995. Cash flows from operating activities improved significantly during the 39 weeks ended October 26, 1996 to ($3.2) million from ($94.8) million during the same period of the prior fiscal year, primarily due to improved inventory turnover and lower inventory levels per square foot.

         During the 39 weeks ended October 26, 1996, cash flows were used primarily for capital expenditures related to the Company's superstore expansion and, to a lesser extent, for increases in working capital related to such expansion. The Company opened 59 superstores comprising over 1.6 million square feet of retail space during each of the 39 weeks ended October 26, 1996 and October 28, 1995. The Company opened more superstores during the first half of fiscal 1996 in comparison to fiscal 1995. While the acceleration of openings will optimize sales during the fourth quarter, it resulted in increased depreciation and pre-opening expenses during the 39 weeks ended October 26, 1996. The Company will open 91 superstores during fiscal 1996. Capital expenditures totaled $143.0 million and $105.7 million during the 39 weeks ended October 26, 1996 and October 28, 1995, respectively. These expenditures were primarily for new superstores, refurbishments of existing mall bookstores and enhancements to the Company's management information and in-store systems.

         Total debt as of October 26, 1996 and October 28, 1995 was $430.0 million and $249.5 million, respectively. Borrowings under the Company's revolving credit facility averaged $108.5 million and $55.2 million during the 39 weeks ended October 26, 1996 and October 28, 1995, respectively, and peaked at $163.8 million and $144.9 million during the same periods, respectively. The rise in short-term borrowings under the revolving credit facility and the corresponding increase in interest expense resulted, in part, from the capital requirements and working capital associated with the accelerated superstore openings during the period.


         Based upon current operating levels and the planned superstore expansion, management believes cash flows generated from operations, short-term vendor financing and its borrowing capacity under its revolving credit facility will be sufficient to meet the Company's working capital and debt service requirements, fund restructuring reserves and support the continued rollout of superstores.

         The Company did not declare or pay any cash dividends during the 39-week periods ended October 26, 1996 and October 28, 1995.

         Results of Operations
         ----------------------

         13 weeks ended October 26, 1996 and October 28, 1995
         ----------------------------------------------------

         Revenues

         Revenues increased 23.2%, or $100.3 million, to $532.6 million during the 13 weeks ended October 26, 1996 from $432.3 million during the 13 weeks ended October 28, 1995. Superstore revenues grew 36.4% to $412.7 million during the 13 weeks ended October 26, 1996, an increase of $110.2 million from $302.5 million during the 13 weeks ended October 28, 1995. With the Company's continued expansion of its superstore business, superstore revenues, as a percentage of total revenues, rose to 77.5% during the 13 weeks ended October 26, 1996, up from 70.0% for the same period in the prior year. Mall bookstores generated 21.6% of total revenues during the 13 weeks ended October 26, 1996 in comparison to 28.8% of total revenues during the same period one year ago.

         The increase in revenues during the 13 weeks ended October 26, 1996 was primarily attributable to an increase in comparable superstore sales of 4.5% and revenues from the 97 new superstores opened since October 28, 1995.

         During the 13 weeks ended October 26, 1996, the Company opened 23 superstores and closed five, bringing the Company's total number of superstores to 408. The Company opened three and closed nine mall bookstores during the quarter and ended the period with 611 mall bookstores. As of October 26, 1996 the Company operated 1,019 stores in 50 states and the District of Columbia.

         Cost of Sales, Buying and Occupancy

         During the 13 weeks ended October 26, 1996, cost of sales, buying and occupancy increased $61.4 million, or 21.9%, to $341.2 million from $279.8 million for the same period one year ago. As a percentage of revenues, cost of sales, buying and occupancy decreased to 64.1% during the 13 weeks ended October 26, 1996 from 64.7% during the 13 weeks ended October 28, 1995. The decrease in cost of sales, buying and occupancy as a percentage of revenues was derived from margin improvements generated by the merchandise mix, improved merchandise systems, and the benefits derived from more-centralized distribution .

         Selling and Administrative Expenses

         Selling and administrative expenses increased $20.0 million, or 22.2%, to $110.0 million during the 13 weeks ended October 26, 1996 from $90.0 million during the 13 weeks ended October 28, 1995. Selling and administrative expenses decreased as a percentage of revenues to 20.7% during the 13 weeks ended October 26, 1996 from 20.8% during the prior year period primarily due to the Company's focus on expense controls and the continued improvement in the Company's operating leverage resulting from the maturation of the Company's superstores.

         Rental Expense, Depreciation and Amortization

         Rental expense increased $11.8 million, or 26.1%, to $56.7 million during the 13 weeks ended October 26, 1996 from $44.9 million during the 13 weeks ended October 28, 1995. As a percentage of revenues, rental expense was 10.6% and 10.4% for the 13 weeks ended October 26, 1996 and October 28, 1995, respectively. Depreciation and amortization increased $3.5 million, or 29.1%, to $15.5 million during the 13 weeks ended October 26, 1996 from $12.0 million during the 13 weeks ended October 28, 1995. The increase was primarily a result of the 97 new superstores opened since October 28, 1995 which comprised approximately
         2.7 million square feet.

         Pre-opening Expenses

         Pre-opening expenses increased $1.6 million, or 55.7%, to $4.6 million during the 13 weeks ended October 26, 1996 from $3.0 million during the 13 weeks ended October 28, 1995 primarily as a result of the increased number of superstores and superstore retail space discussed above. The Company opened 59 superstores, representing over 1.6 million square feet of retail space, during the 39 weeks ended October 26, 1996.

         Operating Profit

         As a result of the factors discussed above, the Company's operating profit improved 80.4% to $4.6 million during the 13 weeks ended October 26, 1996 from $2.5 million during the 13 weeks ended October 28, 1995. As a percentage of revenues, operating profit increased to 0.9% for the 13 weeks ended October 26, 1996 from 0.6% for the 13 weeks ended October 28, 1995 reflecting continued improvements in operating leverage.

         Interest Expense, Net and Amortization of Deferred Financing Fees

         Interest expense, net of interest income, and amortization of deferred financing fees increased to $9.6 million during the 13 weeks ended October 26, 1996 from $7.7 million during the 13 weeks ended October 28, 1995. The increase in net interest expense reflects an increase in average borrowings during the 13 weeks ended October 26, 1996 in comparison to the prior year period related to the funding of capital expenditures and working capital for the Company's superstore expansion program. Capital expenditures were incurred earlier during fiscal 1996 compared to fiscal 1995 due to the accelerated superstore opening schedule.

         Benefit For Income Taxes

         The benefit for income taxes during the 13 weeks ended October 26, 1996 was $2.4 million compared to $1.6 million during the 13 weeks ended October 28, 1995. The tax benefits during the 13 weeks ended October 26, 1996 and October 28, 1995 were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences include amortization of goodwill which decreases the benefit for income taxes and certain tax credits during 1996 which increase the benefit for income taxes.

         Net Loss

         As a result of the factors discussed above, the Company's results of operations were a net loss of ($2.6) million during the 13 weeks ended October 26, 1996 compared to a net loss of ($3.5) million during the 13 weeks ended October 28, 1995. During the 13 weeks ended October 28, 1996, the net loss per common share improved to ($0.08) per share from ($0.11) per share for the same period in the prior year.

         39 weeks ended October 26, 1996 and October 28, 1995
         ----------------------------------------------------

         Revenues

         Revenues increased 24.8%, or $311.2 million, to $1,565.6 million during the 39 weeks ended October 26, 1996 from $1,254.4 million for the 39 weeks ended October 28, 1995. Superstore revenues grew 39.7% to $1,193.3 million during the 39 weeks ended October 26, 1996, an increase of $339.2 million from $854.1 million during the 39 weeks ended October 28, 1995. As a result of the Company's expansion of its superstore business, superstore revenues, as a percentage of total revenues, rose to 76.2% during the 39 weeks ended October 26, 1996, up from 68.1% for the same period in the prior year. Mall bookstores generated 22.8% of total revenues during the 39 weeks ended October 26, 1996 in comparison to 30.5% of total revenues during the same period one year ago.

         The increase in revenues during the 39 weeks ended October 26, 1996 was primarily attributable to an increase in comparable superstore sales of

         4.9% and revenues from the 97 new superstores opened since October 28, 1995.

         During the 39 weeks ended October 26, 1996, the Company opened 59 superstores and closed nine. The Company opened six and closed 34 mall bookstores during the 39 weeks ended October 26, 1996.

         Cost of Sales, Buying and Occupancy

         During the 39 weeks ended October 26, 1996, cost of sales, buying and occupancy increased $199.9 million, or 24.5%, to $1,014.9 million from $815.0 million for the same period one year ago. As a percentage of revenues, cost of sales, buying and occupancy remained relatively constant and were 64.8% and 65.0% during the 39 weeks ended October 26, 1996 and October 28, 1995, respectively.

         Selling and Administrative Expenses

         Selling and administrative expenses increased $55.9 million, or 21.2%, to $319.5 million during the 39 weeks ended October 26, 1996 from $263.6 million during the 39 weeks ended October 28, 1995. Selling and administrative expenses decreased as a percentage of revenues to 20.4% during the 39 weeks ended October 26, 1996 from 21.0% during the prior year period primarily due to the Company's focus on expense controls and the continued improvement in the Company's operating leverage resulting from the maturation of the Company's superstores.

         Rental Expense, Depreciation and Amortization

         Rental expense increased $34.4 million, or 26.6%, to $163.9 million during the 39 weeks ended October 26, 1996 from $129.5 million during the 39 weeks ended October 28, 1995. As a percentage of revenues, rental expense was 10.5% and 10.3% for the 39 weeks ended October 26, 1996 and October 28, 1995, respectively. Depreciation and amortization increased $9.6 million, or 28.7%, to $43.3 million during the 39 weeks ended October 26, 1996 from $33.7 million during the 39 weeks ended October 28, 1995. The increase was primarily a result of the 97 new superstores opened since October 28, 1995 which comprised approximately
         2.7 million square feet and the opening of superstores earlier in the 1996 fiscal year.

         Pre-opening Expenses

         Pre-opening expenses increased $5.5 million, or 64.6%, to $14.0 million during the 39 weeks ended October 26, 1996 from $8.5 million during the 39 weeks ended October 28, 1995 primarily as a result of the increased number of superstores and superstore retail space, and the accelerated openings discussed above.


         Operating Profit

         As a result of the factors discussed above, the Company's operating profit improved to $10.1 million during the 39 weeks ended October 26, 1996 from $4.1 million during the 39 weeks ended October 28, 1995. As a percentage of revenues, operating profit increased to 0.6% for the 39 weeks ended October 26, 1996 from 0.3% for the 13 weeks ended October 28, 1995 due to continued improvements in operating leverage.

         Interest Expense, Net and Amortization of Deferred Financing Fees

         Interest expense, net of interest income, and amortization of deferred financing fees increased to $28.1 million during the 39 weeks ended October 26, 1996 from $20.8 million during the 39 weeks ended October 28, 1995. The increase in net interest expense reflects an increase in average borrowings during the 39 weeks ended October 26, 1996 in comparison to the prior year period related to the funding of capital expenditures and working capital for the Company's superstore expansion program. Capital expenditures were incurred earlier during fiscal 1996 compared to fiscal 1995 due to the accelerated superstore opening schedule.

         Benefit For Income Taxes

         The benefit for income taxes during the 39 weeks ended October 26, 1996 was $7.3 million compared to $5.3 million during the 39 weeks ended October 28, 1995. The tax benefits for the 39 weeks ended October 26, 1996 and October 28, 1995 were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences include amortization of goodwill which decreases the benefit for income taxes and certain tax credits during 1996 which increase the benefit for income taxes.

         Net Loss

         As a result of the factors discussed above, the Company's results of operations were a net loss of ($10.7) million during the 39 weeks ended October 26, 1996 compared to a net loss of ($11.4) million during the 39 weeks ended October 28, 1995. During the 39 weeks ended October 26, 1996, the net loss per common share improved to ($0.33) per share from ($0.37) per share for the same period in the prior year.

         Forward Looking Information

         Certain information in this report includes forward looking statements regarding future events or the future financial performance of the Company, such as the Company's liquidity and capital requirements. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, delays in the construction or opening of new stores, and the level and volatility of interest rates. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties. Any forward looking statements attributable to the Company or persons acting on its behalf, including any made subsequent to the date of this report, are expressly qualified in their entirety by the cautionary statements in this paragraph.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibit filed with this Form 10-Q: None.

         (b) No report on Form 8-K was filed by the registrant during the fiscal quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARNES & NOBLE, INC.
                                        --------------------
                                        (Registrant)

Date:  December 9, 1996

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