Form 10-K
period 1997-02-01
BARNES & NOBLE INC
filed 1997-05-02
CIK 890491

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended February 1, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from __________ to __________

                         Commission File No. 1-12302

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

      Registrant's telephone number, including area code: (212) 633-3300

Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $0.001 par value per share           New York Stock Exchange
              (Title of Class)                         (Name of Exchange on
                                                         which registered)


Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  /X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $948,632,750 based upon the closing market price of

$37.25 per share of Common Stock on the New York Stock Exchange as of April 4, 1997.

Number of shares of $.001 par value Common Stock outstanding as of April 4, 1997: 33,238,528

                             (Cover page 1 of 2)

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant's Annual Report to Shareholder for the fiscal year ended February 1, 1997 are incorporated by reference into Parts II and IV.

                              TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

Item  1.  Business..................................................         4

Item  2.  Properties................................................        15

Item  3.  Legal Proceedings.........................................        15

Item  4.  Submission of Matters to a Vote of Security Holders.......        15

                                   PART II

Item  5.  Market for Registrant's Common Equity and Related
             Stockholder Matters....................................        16

Item  6.  Selected Financial Data...................................        16

Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation.....................        17

Item  8.  Financial Statements and Supplementary Data...............        17

Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................        17

                                   PART III

Item  10. Directors and Executive Officers of the Registrant........        17

Item  11. Executive Compensation....................................        17

Item  12. Security Ownership of Certain Beneficial
             Owners and Management..................................        18

Item  13. Certain Relationships and Related Transactions............        18

                                   PART IV

Item  14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K....................................        18

                                    PART I

ITEM 1.  BUSINESS


General

         Barnes & Noble, Inc. ("Barnes & Noble" or the "Company"), the world's largest bookseller, operated 431 "super" bookstores in 47 states and the District of Columbia and 577 mall-based bookstores in 46 states and the District of Columbia as of February 1, 1997. The Company's rapidly expanding "super" store business operates under the Barnes & Noble Booksellers, Bookstop and Bookstar tradenames (collectively "Barnes & Noble stores") and its mall-based business operates under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore tradenames (collectively "B. Dalton").The Company is the world's largest supplier of books through direct-mail catalogs and it publishes books under its own imprint for exclusive sale through its retail bookstores and mail-order catalogs. The Company is also the exclusive bookseller in America Online's Marketplace and has plans to launch a World Wide Web site, operating the "world's largest bookseller online," during 1997.

         The Company's principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children's books, off-price bargain books and magazines. These collectively account for substantially all of the Company's sales.

         The Company generated revenues of $2.448 billion during the 53 weeks ended February 1, 1997, an increase of 23.8% compared to revenues of $1.977 billion during the 52 weeks ended January 27, 1996. During the 53 weeks ended February 1, 1997 revenues from the Barnes & Noble stores rose 37.9% to $1.861 billion from $1.350 billion during the 52 weeks ended January 27, 1996. The Company's net earnings increased to $51.2 million during the 53 weeks ended February 1, 1997 from $34.3 million during the 52 weeks ended January 27, 1996 and net earnings per common share were $1.48 compared with $1.05 for the same respective periods.


Barnes & Noble Stores

         General

         The Company is the largest operator of book "super" stores in the United States with 431 stores, of which 91 were opened during the 53 weeks ended February 1, 1997. During the 53 weeks ended February 1, 1997, Barnes & Noble stores generated 76.0% of total Company revenues, up from 68.3% during the 52 weeks ended January 27, 1996, and contributed more than 85% of the Company's operating profits. The Barnes & Noble stores realized a comparable store sales increase of 7.3% during the 53 weeks ended February 1, 1997.

         Barnes & Noble stores average 22,000 square feet and, depending upon market size, range in size from 10,000 to 60,000 square feet. Since its acquisition of 23 stores from Bookstop, Inc. ("Bookstop"), most of which averaged 10,000 square feet, the Barnes & Noble store prototype has grown steadily in size, reaching an average of 27,000 square feet in 1995, and has since remained relatively constant through 1996. The Company upgraded 12 of its early generation Barnes & Noble and Bookstop stores during the 53 weeks ended February 1, 1997 when it relocated and expanded the stores to conform to its current "super" store prototype. The Company expects to complete this modernization program during 1997 with eight more store relocations or expansions. With its current, overall market leadership position and its high standards for site selection, store design, merchandising and customer service, the Company believes that its Barnes & Noble "super" store business has significant growth opportunities and intends to expand its operations in new and existing markets. During the 53 weeks ended February 1, 1997, the Company opened 91 Barnes & Noble stores and plans to continue to open as many new stores in the future that meet its strict standard for return on investment. As of February 1, 1997, the total square footage of the Barnes & Noble stores exceeded 9.3 million square feet, a 33% increase over the prior year. The Company intends to open approximately 70 stores during the 52 weeks ending January 31, 1998. The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

         Proximity to Customers. The Company's strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its "super" store roll-out, the Company has employed a market clustering strategy. As of February 1, 1997 Barnes & Noble had stores in 132 of the total 208 ADI markets (Area of Dominant Influence), and more than one "super" store in 61 of these markets. The Company believes its early market penetration and the stores' proximity to their customers strengthen its market position and increase its franchise value. During the 53 weeks ended February
1, 1997, the Barnes & Noble stores' share of the consumer book market increased to approximately 9%. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

         Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 and 175,000 titles. Each store's comprehensive title selection is customized to the local community's interests and demands. To further the breadth of title selection, Barnes & Noble funds the Discover Great New Writers program supporting the work of newly published authors, and emphasizes books published by small and independent publishers and university presses. In addition to this extensive on-site selection, each store will special order any book from the more than 1.2 million books in print. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

         Experienced Booksellers. Six years into its "super" store roll-out, the Company has a large and experienced base of booksellers from which it can select managers and booksellers to fill positions in the Company's expanding business. The Company's culture of outgoing, helpful and knowledgeable booksellers consists of 24,000 full- and part-time employees operating over 1,000 stores as of February 1, 1997. During the 53 weeks ended February 1, 1997, 75% of the new Barnes & Noble store managers were promoted from within this group, a record for which the Company expects to realize the benefits of better store-level execution, staffing and customer service.

         Store Design and Ambiance. The Barnes & Noble stores are designed to be reminiscent of an old world library, with wood fixtures, antique style chairs and tables, ample public space, a cafe and public restrooms. Barnes & Noble's literary cafes, for which the Starbucks Coffee Company is the sole provider of coffee products, further the image of its "super" stores as a community meeting place.


         Music Departments. As of February 1, 1997, the Company had 124 Barnes
& Noble stores with music departments which range in size from 2,000 to 4,000 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock, tailored to the tastes of the Company's core customers - the 35- to 45-year age group. Listening stations are available for customers to preview selected compact disks.

         Discount Pricing. The Barnes & Noble stores employ a nationwide discount pricing strategy. The New York Times hardcover bestsellers are discounted 30% off the publishers' suggested retail price, with a 10% discount on most other hardcover books. The Company believes that its pricing strategies enable the Company to be highly competitive.

         Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children's storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, significant word-of-mouth publicity and free media coverage.

         Proprietary Product. The Company features titles published under the Barnes & Noble Books imprint in its Barnes & Noble and B. Dalton stores and mail-order catalogs. During the 53 weeks ended February 1, 1997, sales of Barnes & Noble's self-published titles grew 40% over the 52 weeks ended January 27, 1996. During 1996 the Company introduced more than 350 new titles under its own imprint, bringing its total catalog of self-published books to 1,500 titles. Sales of these books enable the Company to distinguish its product offerings from those of its competitors and offer customers high quality books at excellent values while generating higher gross margins. Barnes & Noble expects its proprietary publishing will become a larger part of its operations and plans to increase the number of titles it publishes.

         Merchandising and Marketing

         The Company's merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 175,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store's customers. Before a store opens, the Company's buyers study the community and customize the title selection with offerings from the store's local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers' selection to the interests, lifestyles and demands of the store's local customers. The Company's proprietary database, which has catalogued sales rankings of over 650,000 titles in over 110 subjects, provides each store with comprehensive title selections in those subjects in which it seeks to expand. The Company's current on-line proprietary inventory management information system, WINGS, enables store managers to respond quickly to local sales trends. During 1997, the Company will roll-out the next generation of its state-of-the-art store systems with its significantly improved "BookMaster." The new store system greatly enhances store-level customer service and productivity with its extremely fast register transactions and its 2.5 million title database designed specifically for book browsing.

         Barnes & Noble store openings are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. In markets where stores are clustered, the Company generally leverages its existing advertising expenses with full-page promotional ads funded by cooperative advertising funds from publishers. In addition, the Company's mail-order catalogs generally include addresses of Barnes & Noble stores located in the particular geographical area.

         Store Locations and Properties

         The Company's experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers or freestanding buildings. The Company has been successful in converting buildings into dynamic bookstores in the Barnes & Noble store format.

         The number of Barnes & Noble stores located in each state and the District of Columbia as of February 1, 1997 are listed below:

                         NUMBER                                  NUMBER
STATE                   OF STORES       STATE                   OF STORES
-----                   ---------       -----                   ---------
Alaska                      1           Montana                     2
Alabama                     5           Nebraska                    2
Arizona                    11           Nevada                      5
Arkansas                    2           New Hampshire               3

California                 64           New Jersey                 14
Colorado                    9           New Mexico                  2
Connecticut                 9           New York                   29
Dist. of Columbia           1           North Carolina             11
Florida                    34           North Dakota                1
Georgia                     8           Ohio                       11
Hawaii                      1           Oklahoma                    4
Idaho                       3           Oregon                      7
Illinois                   17           Pennsylvania               11
Indiana                     5           Rhode Island                1
Iowa                        2           South Carolina              4
Kansas                      4           South Dakota                1
Kentucky                    3           Tennessee                   6
Louisiana                   4           Texas                      51
Maine                       1           Utah                        7
Maryland                    3           Vermont                     1
Massachusetts              14           Virginia                    9
Michigan                   10           Washington                 11
Minnesota                  13           Wisconsin                   6
Missouri                    7           Wyoming                     1

         Expansion

         The Company believes its Barnes & Noble store format offers the greatest opportunity to increase its share of the expanding consumer book market and intends to strengthen its position as the world's leading operator of book superstores by opening approximately 70 new stores during the 52 weeks ending January 31, 1998. The Company believes its lower capital program will strengthen its financial position, improve its cash flow and allow its "super" store profits to grow with the maturation of the base of "super" stores.

         All stores will be opened under the Barnes & Noble Booksellers tradename, and with nearly 24,000 full- and part-time employees operating its 1,008 stores, the Company believes it will be able to fill positions in its new stores with experienced managers and booksellers.

         The Company anticipates that its expansion plans will be supported by a combination of continuing strong demand for consumer books, which has grown over the past five years at a rate of 6% compounded annually according to Veronis, Suhler & Associates Communications Industry Forecast ("Veronis Suhler") and incremental sales generated by new "super" stores. The Company estimates that as much as 80% of the sales generated by a new Barnes & Noble store can be incremental to the community in which the store is located.

         Demographic trends in the United States support the prospect of continued growth in the retail book industry. The principal book buying population is between 35 and 54 years of age. According to the U.S. Bureau of the Census, over the next five years this age group is expected to increase 10%. In addition, Veronis Suhler estimates that more than 70% of consumer book buyers have some college education. According to the U.S. Bureau of Labor Statistics, the percentage of the U.S. population with some college education is at an all-time high.

B. Dalton

         General

         The Company is the second largest operator of mall bookstores in the United States. During the 53 weeks ended February 1, 1997, B. Dalton generated revenues of approximately $564.9 million, or 23.1% of the Company's total revenues, compared to 30.5% of total Company revenues during the 52 weeks ended January 27, 1996.

         Most B. Dalton stores range in size from 2,800 to 6,000 square feet. These stores stock between 15,000 and 25,000 titles, feature new releases, bestsellers and children's books, and carry a standard selection of titles in categories such as business, computers, cooking and reference. B. Dalton employs a market-by-market discount pricing strategy which generally discounts hardcover bestsellers from 15% to 25% off the publishers' suggested retail prices. B. Dalton also offers a Book$avers discount card for an annual fee which allows customers an additional 10% discount on substantially all purchases.

         The Company's 24 Doubleday and 9 Scribner's bookstores utilize a more upscale format aimed at the "carriage trade" in higher-end shopping malls and place a greater emphasis on hardcover and gift books.

         During the past six years, the Company has pursued a two-pronged strategy to maximize returns from its B. Dalton division in response to declining sales attributable primarily to superstore competition and, to a lesser extent, weaker overall consumer traffic in shopping malls. The first part of the Company's strategy has been to rigorously identify and close underperforming stores. Since 1989, the Company has closed more than 50 B. Dalton stores per year. During the fourth quarter of 1995, the Company accelerated its store closing strategy, and provided for these closing costs as part of the non-cash restructuring charge of $123.8 million ($87.3 million after-tax or $2.65 per common share) with the aim of forming a core of more profitable B. Dalton stores for the future. The Company's B. Dalton store operations began to stabilize during 1996. During the 53 weeks ended February 1, 1997, same-store sales for the B. Dalton stores improved from a decline of 4.3% during the 52 weeks ended January 27, 1996 to a decline of 1%.

         Concurrent with the implementation of the store closing strategy, the Company has been expanding the size of some of its new B. Dalton stores and is seeking better locations within malls for increased visibility and higher traffic flow. A new B. Dalton prototype was developed for this purpose in 1993 and, since that time, more than 100 new or converted stores have been opened and are performing, on average, better than the remaining store base.


         Merchandising and Marketing

         Each B. Dalton store carries a standard selection of core titles within a variety of subject categories which are supplemented by new releases, bestsellers and other titles specially selected to meet local demand. B. Dalton's merchandise strategy is to expand title assortments within categories it believes have significant growth potential, such as children's books, mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), publishers' remainders and other bargain books including the Company's self-published books. B. Dalton's product offerings are merchandised to attract shoppers responding to movies, television talk show topics and current events. Each store has the ability to customize its selection to its local customers based upon their interests and demands.

         B. Dalton's advertising and promotional programs focus on point-of-sale and storefront signage and other in-store promotions designed to attract walk-by mall traffic. B. Dalton takes full advantage of cooperative advertising funds made available by publishers and generally limits its expenditures and promotional programs to the amount of such funds. In addition, stores customarily incur advertising costs, often in amounts equal to a percentage of their annual sales, for lease required advertising of mall-related promotional events.

         Store Locations and Properties

         Approximately 90% of B. Dalton stores are located in enclosed regional shopping malls. The remaining stores are located in strip shopping centers and central business districts. Site selections for all new B. Dalton stores are made after an extensive review of demographic data, mall tenants, proposed location within the mall and competitive factors.

         The number of B. Dalton stores located in each state and the District of Columbia as of February 1, 1997 are listed below:

                           NUMBER                                   NUMBER
STATE                     OF STORES         STATE                  OF STORES
-----                     ---------         -----                  ---------
Alabama                        2            Montana                    4
Arizona                       12            Nebraska                   3
Arkansas                       2            Nevada                     3
California                    81            New Hampshire              2
Colorado                      12            New Jersey                19
Connecticut                    7            New Mexico                 2
Delaware                       1            New York                  25
Dist. of Columbia              4            North Carolina            12
Florida                       32            North Dakota               4
Georgia                       16            Ohio                      24
Idaho                          3            Oklahoma                   5

Illinois                      21            Oregon                     6
Indiana                        8            Pennsylvania              26
Iowa                          12            South Carolina             8
Kansas                         7            South Dakota               2
Kentucky                       4            Tennessee                  5
Louisiana                     13            Texas                     41
Maine                          2            Utah                       7
Maryland                      14            Virginia                  16
Massachusetts                 10            Washington                17
Michigan                      28            West Virginia              1
Minnesota                     24            Wisconsin                 11
Mississippi                    1            Wyoming                    2
Missouri                      16

         The Company remains committed to opening stores in new shopping mall projects which meet the Company's return on investment criteria and anticipates opening four new B. Dalton stores during the 52 weeks ending January 31, 1998. Given the declining rate of new mall development and the Company's continuing plans to close B. Dalton stores pursuant to its restructuring plan, the Company anticipates it will continue to realize a decline in the number of B. Dalton stores during 1997. During the 53 weeks ended February 1, 1997, the Company opened eight B. Dalton stores and closed 72 stores, primarily as a result of not renewing expiring leases.

Other Strategies

         Proprietary Publishing. With publishing and distribution rights to over 1,500 titles covering a wide range of subject categories, the Company further differentiates its product offerings from those of its competitors by publishing books under its own Barnes & Noble Books imprint for exclusive sale in its retail stores and direct mail catalogs. As part of this activity, the Company licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. These books are published under the Barnes & Noble Books imprint. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

         Books published by the Company are featured prominently in the Company's direct-mail catalogs and in the front of the Company's stores. The Company is continuing to expand the scope of its publishing program by increasing the number of titles it publishes, particularly dictionaries, reference books, children's books and classics. During the 53 weeks ended February 1, 1997, sales of the Company's proprietary books increased 40% over proprietary book sales during the 52 weeks ended January 27, 1996.


         Mail-Order. Complementing its leadership position as the world's largest bookseller, Barnes & Noble is the world's largest supplier of books through direct-mail catalogs. The Company mails over 20 million catalogs each year to its in-house mailing list of over one million customers. The Company acquires new customers by mailing additional catalogs to potential customers on targeted mailing lists, as well as by placing catalog-request ads in national and local newspapers and upscale magazines. Through the direct-mail catalogs, the Company sells publishers' remainders and imported books at up to 80% off publishers' suggested retail prices, as well as the Company's self-published books under its Barnes & Noble Books imprint. The Company believes that its extensive catalog mailings over the past ten years have created substantial name recognition in the United States and internationally, and have facilitated the introduction of Barnes & Noble stores and the Company's online business.

         Online Business. The Company believes the emergence of the World Wide Web as a viable marketplace for retail distribution poses substantial opportunities. During the 53 weeks ended February 1, 1997, the Company developed its online business including distribution, editorial, customer service and merchandising and marketing partnerships. In early 1997 Barnes & Noble launched an online business as the exclusive bookseller for America Online (AOL keyword:
Barnes and Noble). The Company plans to launch its own World Wide Web site (BarnesandNoble.com) during the first half of 1997. The Company expects its existing asset base can be leveraged with significant competitive advantages which include: its distribution center, its 2.5 million title database, its special order capabilities, its direct marketing expertise, its franchise value and name recognition, its international presence and reputation and particularly its bookselling expertise.

         Strategic Investments. During the 53 weeks ended February 1, 1997, the Company selectively pursued strategic alliances with Chapters Inc. ("Chapters") and Calendar Club LLC ("Calendar Club") to further leverage its invested capital with its extensive retailing experience. Chapters is the largest book retailer in Canada with 360 mall bookstores and the leading Canadian book superstore retailer with 12-15 book superstores. During September 1996 the Company purchased 20% of Chapters' common stock and, shortly thereafter, its ownership position was diluted to 13% when Chapters consummated an initial public offering during December 1996. The Company activated its one-year maintenance right during April 1997 and plans to increase its investment in Chapters to its original 20% during May 1997. Also during 1996, the Company acquired 50% of Calendar Club, an operator of seasonal calendar kiosks in the

United States and internationally. Based upon their financial performance during 1996, Barnes & Noble expects its return on investment in these companies to grow significantly in the future.

Store Operations

         The Company has separate management teams for its Barnes & Noble and B. Dalton stores, including those for real estate, merchandising and store operations. Field management includes regional store directors and district managers supervising multiple store locations. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full-time and part-time booksellers. By comparison, each Barnes & Noble store generally employs a manager, two assistant managers and approximately 40 full-time and part-time booksellers. Most Barnes & Noble stores also employ a full-time community relations manager. The Company's large employee base provides the Company with experienced booksellers to fill positions in the Company's new Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

         Field management for all of the Company's bookstores, including regional store directors, district managers and store managers, participate in a bonus program tied to sales. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

         The Company has a twelve-week manager training program in which existing store managers train new store managers in all areas of store operations. Store managers are generally responsible for training other booksellers in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids available at each bookstore. In addition, district managers participate in semi-annual training and merchandising conferences.

Purchasing

         Barnes & Noble's buyers negotiate terms, discounts and cooperative advertising allowances with publishers for all of the Company's bookstores. The Company's substantial purchasing power enables it to maximize available discounts and the Company's multiple strategies greatly enhance its ability to create customized marketing programs with many of its vendors. The Company has teams of buyers who specialize in customizing inventory for each of the Company's bookselling strategies. Store inventories are further customized by the store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network.

         The Company purchases books on a regular basis from over 1,200 publishers and approximately 50 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 48% of the Company's book purchases during the 53 weeks ended February 1, 1997, and no single supplier accounted for more than 19% of the Company's purchases during this period. Consistent with retail book industry practice, substantially all of the Company's book purchases are returnable for full credit, a practice which substantially reduces the Company's risk of inventory obsolescence.

         Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher.

Since the retail, or list, prices of titles, as well as the retailers' cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. However, these limitations are mitigated by (i) the substantial number of titles available (over 1.2 million), (ii) the Company's ability to maximize volume discounts, (iii) its positive relationships with publishers, which are enhanced by the Company's significant purchasing volume and (iv) its ability to obtain most titles from alternative wholesale distributors.

         Publishers periodically offer their excess inventory in the form of remainder books to book retailers and wholesalers through an auction process which generally favors booksellers such as the Company who are able to buy substantial quantities. These books are generally purchased in large quantities at favorable prices and are then sold to consumers at significant discounts off publishers' list prices.

Distribution

         Over the past two years, the Company has invested significant capital in its systems and technology, by building new platforms, implementing new software applications and opening a new distribution center. During September 1996 the Company opened a new state-of-the-art 344,000 square foot distribution facility in South Brunswick, New Jersey. Historically, the Company replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. Significantly more inventory will be replenished through its new distribution center which will provide increasing gross margins with more direct buying from publishers rather than wholesalers; improve store-level just-in-time deliveries to yield higher sales volumes; and increase inventory turnover.

         The Company's distribution network will also provide a significant competitive advantage for its new online business. By stocking over 400,000 titles, the Company will be in a position to provide overnight delivery service to its online customers at gross margins which will allow the Company to offer very deep discounts.

Management Information and Control Systems

         The Company has focused a majority of its information resources on strategically positioning and implementing systems to support store operations, merchandising and finance. The Company determined that an open-architecture distributed computing environment would provide the flexibility needed in the future and as a result a migration to a client server platform was initiated.

         Building on the Company's previous proprietary inventory management system, during 1996 the Company introduced a new client server store system ("BookMaster"). BookMaster is an inventory management system with integrated point of sale features that utilizes a proprietary data-warehouse-based replenishment system. It enhances communications and real-time access to our network of stores, distribution center and wholesalers. In addition, implementation of just-in-time replenishment has provided for more rapid replenishment of books to all stores. The BookMaster system will replace existing systems over the next two years.

         As applications have been developed and placed into production, network expansion to support them has been essential. The Company has implemented a client server based payroll and human resource management system which has improved operational efficiencies in payroll processing and simplified the ability to manage payroll requirements and analysis.

         An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

Trademarks and Servicemarks

         B. Dalton Bookseller, Bookstar and Book$avers are Company-owned service marks registered with the United States Patent and Trademark Office. Barnes & Noble, Doubleday Book Shops and Scribner's Bookstores are federally registered service marks which have been licensed to the Company under long-term license agreements which are royalty-free. These license agreements provide the Company with the exclusive right to use the Doubleday and Scribner's service marks only in connection with the retail sale of books.

Employees

         The Company currently employs approximately 3,100 full-time salaried, 10,200 full-time hourly and between 10,500 and 10,700 part-time hourly employees. The fluctuation in the number of part-time hourly employees is due to the seasonality of the business. The Company's employees are not represented by unions, except in the case of one Doubleday store, and the Company believes that its relationship with its employees is excellent.

ITEM 2.  PROPERTIES

         All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of ten or fifteen years with one or more renewal options. The terms of the Barnes & Noble store leases for its 430 leased stores open as of February 1, 1997 expire as follows:

Lease Terms to Expire During                          Number of
(twelve months ending on or about January 31)           Stores
                                                      ---------

1998...............................................       3
1999...............................................       2
2000...............................................       4
2001...............................................       6
2002...............................................       7
2003 and later.....................................     408


         All B. Dalton stores are leased. The leases generally provide for an initial ten-year term with no renewal option. The terms of the 577 B. Dalton leases as of February 1, 1997 expire as follows:

Lease Terms to Expire During                          Number of
(twelve months ending on or about January 31)           Stores
                                                      ---------
1998...............................................      124
1999...............................................       72
2000...............................................       62
2001...............................................       76
2002...............................................       49
2003 and later.....................................      194

         Stores scheduled for closing pursuant to the Company's restructuring plan are included in the preceding table. The Company has generally been able to renew expiring leases on favorable terms, and it believes that renewals of leases expiring in the next two fiscal years will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 3.  LEGAL PROCEEDINGS

         Various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 14 weeks ended February 1, 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's common stock is traded on the New York Stock Exchange
(NYSE) under the symbol "BKS". The following table sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

                                  Fiscal 1996                 Fiscal 1995
                              ---------------------       --------------------
                                High         Low            High        Low
                              ---------    --------        -------    --------


First Quarter                  $36 1/4      23 3/4          32 3/4      27 1/4
Second Quarter                  37 3/4      28 3/4          38 7/8      26 5/8
Third Quarter                   35 3/4      29 5/8          42 1/4      33 7/8
Fourth Quarter                  34 3/8      25 3/4          39 3/4      23 1/4

Approximate Number of Holders of Common Equity

                                                   Approximate
                                                    Number of
                                                  Record Holders
                                                      as of
      Title of Class                               April 4, 1997
      --------------                               -------------
      Common stock, $0.001 par value                    885

Dividends

         The terms of the Company's senior credit facility prohibit and the indenture governing the Company's senior subordinated notes due 2003 limit payment of cash dividends. During the 53 weeks ended February 1, 1997, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The information included in the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997 (Annual Report) under the section entitled "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information included in the Annual Report under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included in the Annual Report under the sections entitled: "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended February 1, 1997 (Proxy Statement).

         The information with respect to compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

         The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Consolidated Financial Statements:

         (i) "The Report of Independent Certified Public Accountants" included in the Annual Report is incorporated herein by reference.

         (ii) The information included in the Annual Report under the sections entitled: "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" are incorporated herein by reference.


     2.  Schedules:

         All schedules are omitted because the information is either not applicable or is contained in the consolidated financial statements incorporated herein by reference.

     3.  Exhibits:

         The following are filed as Exhibits to this form:

  Exhibit
    No.                                Description
  -------                              -----------

     3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.(1)
     3.2 Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996.(2)
     3.3     Amended and Restated By-laws of the Company.(1)
     3.4     Amendment to the Company's By-laws adopted May 31, 1995.(3)
     4.1     Specimen Common Stock certificate. (1)
    10.1 Credit Agreement, dated as of March 28, 1996, among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent (the "Agent") and the Banks party thereto.(4)
    10.2 Amendment No. 1, dated as of December 28, 1996, to the Company's Credit Agreement. (5)
    10.3 Pledge and Security Agreement dated as of March 29, 1996, among the Company, its subsidiaries and the Agent.(4)
    10.4 Amended and Restated Indenture for the Subordinated Notes, between the Company and United States Trust Company of New York, as trustee.(6)
    10.5     1996 Incentive Plan.(2)
    10.6     1991 Employee Incentive Plan.(1)
    10.7     Extended Savings Plan.(1)
    10.8     Amendment to the Extended Savings Plan dated as of December 22,
             1995.(4)
    10.9     Employees' Retirement Plan.(1)
   10.10     Supplemental Compensation Plan.(7)
   10.11 License Agreement for "Barnes & Noble" service mark, dated as of February 11, 1987.(1)
   10.12 Consents to "Barnes & Noble" License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively.(4)
   10.13 License Agreement for "Doubleday Book Shops" service mark, dated as of May 31, 1990. (1)
   10.14 License Agreement for "Scribner's Bookstores" mark, dated as of February 21, 1989.(1)
   10.15     Lease dated June 3, 1987 between B. Dalton, as tenant, and
             Bromley Rockleigh Associates, L.P., as landlord.(1)

   10.16 Services Agreement, dated as of November 16, 1992, between Barnes & Noble Bookstores, Inc. and the Company.(1)
   10.17 Aircraft Use Agreement, dated as of June 30, 1993, between the Company and B&N Aircraft Company, Inc.(6)

   10.18 Asset Purchase Agreement dated as of July 29, 1996 among NeoStar Retail Group, Inc. (and its wholly-owned subsidiary, Software Etc. Stores, Inc.) and Barnes & Noble, Inc.(8)
   10.19     Stock Option and Repurchase Agreements, dated as of August 1,
             1988, between the Company and each of Mitchell S. Klipper and Stephen Riggio, as amended November 16, 1992.(6)
   10.20 Stock Option Certificates, dated March 15, 1993, granting options to purchase Common Stock to each of Mitchell S. Klipper, Stephen Riggio and Irene R. Miller pursuant to the Company's 1991
             Employee Incentive Plan.(6)
   10.21 Employment Agreements between the Company and each of Mitchell S. Klipper and Stephen Riggio, dated as of April 1, 1993 and July
             15, 1993, respectively.(6)
   10.22 Stock Option Certificates, dated September 28, 1993, granting options to purchase Common Stock to Leonard Riggio, Mitchell S. Klipper and Stephen Riggio.(9)
    13.1 The sections of the Company's Annual Report entitled: "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "The Report of Independent Certified Public Accountants".(5)
    21.1     List of Subsidiaries(4)
    23.1     Consent of BDO Seidman, LLP.(5)

---------------------------
    (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.
    (2) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 27, 1996.
    (3) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 29, 1995.
    (4) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 27, 1996.
    (5)      Filed herewith.
    (6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-50548) and incorporated herein by reference.
    (7) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995.
    (8) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 27, 1996.
    (9)      Previously filed as an exhibit to the Company's Registration

             Statement on Form S-1 (Commission File No. 33-77484) and incorporated herein by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BARNES & NOBLE, INC.
                                  (Registrant)

                                  By:/s/ Leonard Riggio
                                     ------------------
                                  Leonard Riggio, Chairman
                                    of the Board and Chief
                                    Executive Officer
                                    April __, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                               Date

/s/ Leonard Riggio           Chairman of the Board and Chief     May 2, 1997
------------------------       Executive Officer (Principal
  Leonard Riggio               Executive Officer)

/s/ Irene R. Miller          Vice Chairman and Chief             May 2, 1997
------------------------       Financial Officer
  Irene R. Miller              (Principal Financial
                               and Accounting Officer)

/s/ Matthew A. Berdon        Director                            May 2, 1997
------------------------
  Matthew A. Berdon

/s/ William Dillard, II      Director                            May 2, 1997
------------------------
  William Dillard, II

/s/ Jan Michiel Hessels      Director                            May 2, 1997
------------------------
  Jan Michiel Hessels

/s/ Margaret T. Monaco       Director                            May 2, 1997
------------------------
  Margaret T. Monaco

/s/ Stephen Riggio           Director                            May 2, 1997
------------------------
  Stephen Riggio

/s/ Michael N. Rosen         Director                            May 2, 1997

------------------------
  Michael N. Rosen

/s/ William Sheluck, Jr.     Director                            May 2, 1997
------------------------
  William Sheluck, Jr.