Form 10-Q
period 1997-05-03
BARNES & NOBLE INC
filed 1997-06-16
CIK 890491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 3, 1997

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                       Commission File Number: 1-12302

                             BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   06-1196501
---------------------------------         -------------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)


    122 Fifth Avenue, New York, NY                            10011
---------------------------------------                -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes      X           No
                                                    ---                -----

Number of shares of $.001 par value common stock outstanding as of May 30, 1997: 33,317,786
               ----------

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                                 May 3, 1997
                              Index to Form 10-Q

                                                                        Page No.
                                                                        --------
PART I -  FINANCIAL INFORMATION

Item 1:   Financial Statements

          Consolidated Statements of Operations - For the 13 weeks ended
            May 3, 1997 and April 27, 1996...............................      3

          Consolidated Balance Sheets - May 3, 1997, April 27, 1996 and
            February 1, 1997.............................................      4

          Consolidated  Statements  of Cash Flows - For the 13 weeks
            ended May 3, 1997 and April 27, 1996.........................      6

          Notes to Consolidated Financial Statements.....................      7

Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................      8

PART II - OTHER INFORMATION..............................................     12

                        PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                (thousands of dollars, except per share data)
                                 (unaudited)

--------------------------------------------------------------------------------
                                                           13 weeks ended
                                                      -----------------------
                                                         May 3,     April 27,
                                                          1997        1996
                                                         ------     ---------

Revenues                                              $   595,731      508,755

Cost of sales, buying and occupancy                       388,624      333,476
                                                      -----------    ---------

    Gross profit                                          207,107      175,279
                                                      -----------    ---------

Selling and administrative expenses                       120,240      104,227
Rental expense                                             62,164       53,115
Depreciation and amortization                              17,747       13,589
Pre-opening expenses                                        3,854        4,489
                                                      -----------    ---------

    Operating profit (loss)                                 3,102         (141)

Interest (net of interest income of $112 and $191,
    respectively) and amortization of deferred
    financing fees                                          9,648        8,344
                                                      -----------    ---------

       Loss before benefit for income taxes                (6,546)      (8,485)

Benefit for income taxes                                   (2,685)      (3,092)
                                                      -----------    ---------

    Net loss                                          $    (3,861)      (5,393)
                                                      ===========    =========

Net loss per common share                             $     (0.12)       (0.16)

Weighted average common shares outstanding             33,220,000   32,968,000

See accompanying notes to consolidated financial statements.

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                            (thousands of dollars)
--------------------------------------------------------------------------------
                                                  May 3,  April 27,  February 1,
                                                   1997     1996        1997
                                                  ------  ---------  -----------
                                                     (unaudited)

         ASSETS

Current assets:

    Cash and cash equivalents                  $   10,347      9,256     12,447
    Receivables, net                               40,433     42,024     45,558
    Merchandise inventories                       731,483    705,600    732,203
    Prepaid expenses and other current assets      76,654     45,653     76,747
                                               ----------  ---------  ---------
      Total current assets                        858,917    802,533    866,955
                                               ----------  ---------  ---------

Property and equipment:
    Land and land improvements                        681        681        681
    Buildings and leasehold improvements          333,867    281,770    326,392
    Fixtures and equipment                        307,575    222,845    289,684
                                               ----------  ---------  ---------
                                                  642,123    505,296    616,757
      Less accumulated depreciation and
        amortization                              198,151    146,559    181,983
                                               ----------  ---------  ---------
             Net property and equipment           443,972    358,737    434,774
                                               ----------  ---------  ---------

Intangible assets, net                             92,680     95,985     93,494
Other noncurrent assets                            51,601     59,147     51,424
                                               ----------  ---------  ---------
    Total assets                               $1,447,170  1,316,402  1,446,647
                                               ==========  =========  =========

                                                                    (Continued)

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                            (thousands of dollars)
--------------------------------------------------------------------------------
                                              May 3,    April 27,   February 1,
                                               1997       1996          1997
                                              ------    ---------    -----------
                                                  (unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility               $   79,300     67,500       40,000
    Accounts payable                           364,166    347,967      373,340
    Accrued liabilities                        209,160    180,050      240,923
                                            ----------  ---------   ----------
       Total current liabilities               652,626    595,517      654,263
                                            ----------  ---------   ----------

Long-term debt                                 290,000    290,000      290,000
Other long-term liabilities                     50,570     35,341       46,395

Shareholders' equity:
Common stock; $.001 par value;
       100,000,000 shares authorized;
       33,253,337, 32,989,785 and
       33,188,125 shares issued and
       outstanding, respectively                    33         33           33
Additional paid-in capital                     448,144    442,471      446,298
Retained earnings (deficit)                      5,797    (46,960)       9,658
                                            ----------  ---------   ----------
    Total shareholders' equity                 453,974    395,544      455,989
                                            ----------  ---------   ----------

Commitments and contingencies
                                            ----------  ---------   ----------

    Total liabilities and
      shareholders' equity                  $1,447,170  1,316,402   1,446,647
                                            ==========  =========   =========

See accompanying notes to consolidated financial statements.

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            (thousands of dollars)
                                 (unaudited)

                                                           13 weeks ended
                                                        --------------------
                                                         May 3,    April 27,
                                                         1997        1996
                                                        -------    ---------

Cash flows from operating activities:
    Net loss                                           $  (3,861)    (5,393)
    Adjustments  to reconcile net loss
     to net cash flows from operating
      activities:
      Depreciation and amortization                       18,243     13,946
      Loss on disposal of property and
       equipment                                              54        223
      Increase in other long-term liabilities
       for scheduled rent increases in long-term
       leases                                              4,123      4,322
      Changes in operating assets and
       liabilities, net                                  (34,941)   (48,036)
                                                       ---------   --------
      Net cash flows from operating activities           (16,382)   (34,938)
                                                       ---------   --------
Cash flows from investing activities:
    Purchases of property and equipment                  (26,191)   (51,855)
    Net increase in other noncurrent assets                 (673)    (9,029)
                                                       ---------   --------
       Net cash flows from investing activities          (26,864)   (60,884)
                                                       ---------   --------
Cash flows from financing activities:
    Net increase (decrease) in revolving
     credit facility                                      39,300     (4,900)
    Proceeds from issuance of long-term debt                  --    100,000
    Proceeds from exercise of common stock options         1,846        702
                                                       ---------   --------
       Net cash flows from financing activities           41,146     95,802
                                                       ---------   --------

Net decrease in cash and cash equivalents                 (2,100)       (20)

Cash and cash equivalents at beginning of period          12,447      9,276
                                                       ---------   --------
Cash and cash equivalents at end of period                10,347      9,256
                                                       =========   ========

Changes in operating assets and liabilities, net:
    Receivables, net                                   $   5,125      6,995
    Merchandise inventories                                  720     34,751

    Prepaid expenses and other current assets                 93      3,889
    Accounts payable and accrued liabilities             (40,879)   (93,671)
                                                       ---------   --------

    Changes in operating assets and liabilities, net   $ (34,941)   (48,036)
                                                       =========   ========

Supplemental cash flow information:
   Cash paid during the period for:
       Interest                                        $   3,673      2,636
       Income taxes                                    $  13,331     11,134

See accompanying notes to consolidated financial statements.

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the 13 weeks ended May 3, 1997 and April 27, 1996
                            (thousands of dollars)
                                 (unaudited)

         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly-owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 3, 1997 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 53 weeks ended February 1, 1997. The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 3, 1997 are not indicative of the results to be expected for the 52 weeks ending January 31, 1998.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 79%, 77% and 79% of the Company's merchandise inventories as of May 3, 1997, April 27, 1996 and February 1, 1997, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $8,800, $7,826 and $8,800 as of May 3, 1997, April 27, 1996 and
February 1, 1997, respectively.

(2)      Income Taxes

         The tax provisions for the 13 weeks ended May 3, 1997 and April 27, 1996 are based upon management's estimate of its annualized effective tax rates. Permanent differences include amortization of goodwill which decreases the benefit for income taxes.

(3)      Earnings Per Common Share

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share will be replaced by Basic and Diluted Earnings per Share. The presentation of Basic Earnings per Share includes no potential common shares and thus no dilution. In accordance with SFAS 128, the Company will adopt the provisions of SFAS No. 128 effective January 31, 1998 and restate all prior periods to conform to this new pronouncement. Adoption is not expected to have any material effect on the Company's reported Earnings per Share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Liquidity and Capital Resources

                  The primary sources of the Company's cash for seasonal working capital requirements and capital investments are net cash flows from operating activities, funds available under its revolving credit facility and vendor financing.

                  Cash and cash equivalents were $10.3 million as of May 3, 1997 in comparison to $9.3 million as of April 27, 1996. Cash flows from operating activities improved significantly during the 13 weeks ended May 3, 1997 to ($16.4) million from ($34.9) million during the same period of the prior fiscal year. This improvement was primarily due to improved earnings before interest, taxes, depreciation and amortization ("EBITDA") as well as improvements in inventory management. EBITDA increased $7.4 million to $20.8 million for the 13 weeks ended May 3, 1997 from $13.4 million in the same period last year. Merchandise inventories increased 3.7% to $731.5 million as of May 3, 1997, from $705.6 million as of April 27, 1996. The controlled growth in consolidated inventory levels was achieved during a period of 17.1% revenue growth and 19.7% square footage growth.

                  During the 13 weeks ended May 3, 1997, cash flows were used primarily for capital expenditures related to the Company's Barnes & Noble store expansion and, to a lesser extent, for increases in working capital related to such expansion. Capital expenditures totaled $26.2 million and $51.9 million during the 13 weeks ended May 3, 1997 and April 27, 1996, respectively. These expenditures were primarily for new Barnes & Noble stores, the Company's new online business and enhancements to the Company's management information and in-store systems.

                  Total debt as of May 3, 1997 and April 27, 1996 was $369.3 million and $357.5 million, respectively. Borrowings under the Company's credit facility averaged $165.2 million and $122.5 million during the 13 weeks ended May 3, 1997 and April 27, 1996, respectively, and peaked at $190.2 million and $180.3 million during the same periods, respectively.

                  As of May 3, 1997, the Company's senior credit facility

                  includes a $325,000 revolving credit facility and a $100,000 term loan facility and provides for an additional commitment of $125,000 which became available to the Company in May, 1997. Based upon current operating levels and the planned store expansion, management believes cash flows generated from operations, short-term vendor financing and its borrowing capacity under its credit facility will be sufficient to meet the Company's working capital and debt service requirements, fund restructuring reserves and support the continued rollout of Barnes & Noble stores for at least the next twelve moths.

                  The Company did not declare or pay any cash dividends during the 13-week periods ended May 3, 1997 and April 27, 1996.

                  Results of Operations

                  13 weeks ended May 3, 1997 and April 27, 1996

                  Revenues

                  Revenues increased 17.1%, or $86.9 million, to $595.7 million during the 13 weeks ended May 3, 1997 from $508.8 million during the 13 weeks ended April 27, 1996. Barnes & Noble store revenues grew 26.3% to $481.6 million during the 13 weeks ended May 3, 1997, an increase of $100.1 million from $381.5 million during the 13 weeks ended April 27, 1996. With the Company's continued "super" store expansion, Barnes & Noble store revenues, as a percentage of total revenues, rose to 80.8% during the 13 weeks ended May 3, 1997, up from 75.0% during the same period in the prior year. The increase in revenues during the 13 weeks ended May 3, 1997 was primarily attributable to an increase in comparable Barnes & Noble store sales of 9.3% and revenues from the 87 new Barnes & Noble stores opened since April 27, 1996. B. Dalton stores generated 18.2% of total revenues during the 13 weeks ended May 3, 1997 in comparison to 24.0% of total revenues during the same period one year ago. B. Dalton comparable store sales decreased (4.8%) for the period.

                  During the 13 weeks ended May 3, 1997, the Company opened 16 Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble stores to 446. The Company closed ten
                  B. Dalton stores during the quarter and ended the period with 567 stores. As of May 3, 1997 the Company operated 1,013 stores in 50 states and the District of Columbia.

                  Cost of Sales, Buying and Occupancy

                  During the 13 weeks ended May 3, 1997, cost of sales, buying and occupancy increased $55.1 million, or 16.5%, to $388.6 million from $333.5 million for the same period one year ago. As a percentage of revenues, cost of sales, buying and occupancy decreased to 65.2% during the 13 weeks ended May 3, 1997 from 65.5% during the 13 weeks ended April 27, 1996. The decrease in cost of sales, buying and occupancy as a percentage of revenues was primarily due to improvements in merchandise mix and increased direct purchasing through the Company's distribution center.

                  Selling and Administrative Expenses

                  Selling and administrative expenses increased $16.0 million, or 15.4%, to $120.2 million during the 13 weeks ended May 3, 1997 from $104.2 million during the 13 weeks ended April 27, 1996. Selling and administrative expenses decreased as a percentage of revenues to 20.2% during the 13 weeks ended May 3, 1997 from 20.5% during the prior year period primarily due to the Company's focus on expense controls and the continued improvement in the Company's operating leverage resulting from the maturation of the Company's Barnes & Noble stores.

                  Rental Expense, Depreciation and Amortization

                  Rental expense increased $9.1 million, or 17.0%, to $62.2 million during the 13 weeks ended May 3, 1997 from $53.1 million during the 13 weeks ended April 27, 1996. As a percentage of revenues, rental expense was 10.4% for each of the 13 weeks ended May 3, 1997 and April 27, 1996. Depreciation and amortization increased $4.1 million, or 30.6%, to $17.7 million during the 13 weeks ended May 3, 1997 from $13.6 million during the 13 weeks ended April 27, 1996. The increase was primarily a result of the 87 new Barnes & Noble stores opened since April 27, 1996.

                  Pre-opening Expenses

                  Pre-opening expenses decreased $0.6 million, or 14.1%, to $3.9 million during the 13 weeks ended May 3, 1997 from $4.5 million during the 13 weeks ended April 27, 1996 primarily as a result of fewer Barnes & Noble stores opened in the twelve month period ended May 3, 1997 as compared to the corresponding period of the prior year.

                  Operating Profit

                  As a result of the factors discussed above, the Company's operating profit improved to $3.1 million during the 13 weeks ended May 3, 1997 from a ($0.1) million operating loss during the 13 weeks ended April 27, 1996. This marks the first time the Company posted a first-quarter operating profit since it began its "super" store expansion. As a percentage of revenues, operating profit increased to 0.5% for the 13 weeks ended May 3, 1997 from virtually break even for the 13 weeks ended April 27, 1996 reflecting strong Barnes & Noble comparable store sales, expanding gross margins and improving operating leverage.

                  Interest Expense, Net and Amortization of Deferred Financing Fees

                  Interest expense, net of interest income, and amortization of deferred financing fees increased to $9.6 million during the 13 weeks ended May 3, 1997 from $8.3 million during the 13 weeks ended April 27, 1996. The increase in net interest expense reflects an increase in average borrowings during the 13 weeks ended May 3, 1997 in comparison to the prior year period related to the funding of capital expenditures and working capital for the Company's Barnes & Noble store expansion program.

                  Benefit For Income Taxes

                  The benefit for income taxes during the 13 weeks ended May 3, 1997 was $2.7 million compared to $3.1 million during the 13 weeks ended April 27, 1996. The tax benefits were based upon management's estimate of the Company's annualized effective tax rates.

                  Net Loss

                  As a result of the factors discussed above, the Company's results of operations were a net loss of ($3.9) million during the 13 weeks ended May 3, 1997 compared to a net loss of ($5.4) million during the 13 weeks ended April 27, 1996. During the 13 weeks ended May 3, 1997, the net loss per common share improved to ($0.12) per share from ($0.16) per share for the same period in the prior year.

                  Forward-Looking Statements

                  This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores, the level and volatility of interest rates, and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

                                              BARNES & NOBLE, INC.
                                              --------------------
                                              (Registrant)

Date:  __________, 1997                  By:  /s/ William F. Duffy
                                              --------------------
                                              William F. Duffy
                                              Vice President, Finance and Chief
                                              Accounting Officer