Form 10-Q
period 1997-08-02
BARNES & NOBLE INC
filed 1997-09-16
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 2, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                        Commission File Number: 1-12302
                                                -------

                              BARNES & NOBLE, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            06-1196501
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

     122 Fifth Avenue, New York, NY                              10011
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (212) 633-3300
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

Number of shares of $.001 par value common stock outstanding as of August 29, 1997: 33,877,189 (before giving effect to the two-for-one stock split in the form of a stock dividend payable Spetmber 22, 1997 to shareholders of record on September 2, 1997)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES

                                 August 2, 1997

                               Index to Form 10-Q

                                                                                                        Page No.
                                                                                                        --------
PART I -         FINANCIAL INFORMATION

Item 1:          Financial Statements

                 Consolidated  Statements  of  Operations  - For the 13 weeks and the 26 weeks
                     ended August 2, 1997 and July 27, 1996...................................               3

                 Consolidated  Balance Sheets - August 2, 1997,  July 27, 1996 and February 1,
                     1997.....................................................................               4

                 Consolidated  Statements  of Cash  Flows - For the 26 weeks  ended  August 2,
                     1997 and July 27, 1996...................................................               6

                 Notes to Consolidated Financial Statements...................................               7

Item 2:          Management's  Discussion  and Analysis of Financial  Condition and Results of
                     Operations...............................................................               9

PART II -        OTHER INFORMATION............................................................              15

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (thousands of dollars, except per share data)
                                  (unaudited)


-------------------------------------------------------------------------------------------------------------------------
                                                          13 weeks ended                          26 weeks ended
                                                 --------------------------------        --------------------------------
                                                   August 2,           July 27,            August 2,           July 27,
                                                     1997                1996                1997                1996
                                                 ------------        ------------        ------------        ------------
Revenues                                         $    617,748             524,321           1,213,479           1,033,076

Cost of sales, buying and
    occupancy                                         398,616             340,236             787,240             673,712
                                                 ------------        ------------        ------------        ------------

      Gross profit                                    219,132             184,085             426,239             359,364
                                                 ------------        ------------        ------------        ------------

Selling and administrative
    expenses                                          126,186             105,185             246,426             209,412
Rental expense                                         63,212              54,149             125,376             107,264
Depreciation and amortization                          18,926              14,266              36,673              27,855
Pre-opening expenses                                    3,367               4,863               7,221               9,352
                                                 ------------        ------------        ------------        ------------

      Operating profit                                  7,441               5,622              10,543               5,481

Interest (net of interest income of
   $107, $86, $219 and $277,
   respectively) and amortization of
   deferred financing fees                              9,756              10,169              19,404              18,513
                                                 ------------        ------------        ------------        ------------

     Loss before benefit for income taxes              (2,315)             (4,547)             (8,861)            (13,032)

Benefit for income taxes                                 (949)             (1,826)             (3,634)             (4,918)
                                                 ------------        ------------        ------------        ------------

    Net loss                                     $     (1,366)             (2,721)             (5,227)             (8,114)
                                                 ============        ============        ============        ============



Net loss per common share*                       $      (0.02)              (0.04)              (0.08)              (0.12)

Weighted average common shares outstanding*        66,820,000          66,010,000          66,630,000          65,972,000

* Reflects the effect of the two-for-one stock split in the form of a stock dividend payable September 22, 1997 to shareholders of record on September 2, 1997.

See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (thousands of dollars)


-------------------------------------------------------------------------------------------------
                                                     August 2,        July 27,        February 1,
                                                       1997             1996             1997
                                                    ----------       ----------       ----------

                                                            (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                       $    8,768           16,557           12,447
    Receivables, net                                    46,970           44,462           45,558
    Merchandise inventories                            733,283          682,703          732,203
    Prepaid expenses and other current assets           86,930           51,245           76,747
                                                    ----------       ----------       ----------
      Total current assets                             875,951          794,967          866,955
                                                    ----------       ----------       ----------

Property and equipment:
    Land and land improvements                             681              681              681
    Buildings and leasehold improvements               341,099          306,726          326,392
    Fixtures and equipment                             321,289          239,304          289,684
                                                    ----------       ----------       ----------
                                                       663,069          546,711          616,757
      Less accumulated depreciation and
         amortization                                  212,294          158,827          181,983
                                                    ----------       ----------       ----------
             Net property and equipment                450,775          387,884          434,774
                                                    ----------       ----------       ----------

Intangible assets, net                                  91,885           95,170           93,494
Other noncurrent assets                                 59,180           59,351           51,424
                                                    ----------       ----------       ----------

    Total assets                                    $1,477,791        1,337,372        1,446,647
                                                    ==========       ==========       ==========

                                                                    (Continued)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (thousands of dollars)

------------------------------------------------------------------------------------------------------
                                                         August 2,        July 27,         February 1,
                                                           1997             1996              1997
                                                        ----------       ----------        ----------

                                                                (unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility                           $   80,500          110,000            40,000
    Current portion of long-term debt                        7,500               --                --
    Accounts payable                                       394,043          323,045           373,340
    Accrued liabilities                                    191,250          182,598           240,923
                                                        ----------       ----------        ----------
       Total current liabilities                           673,293          615,643           654,263
                                                        ----------       ----------        ----------

Long-term debt                                             282,500          290,000           290,000
Other long-term liabilities                                 53,932           38,325            46,395

Shareholders' equity:
    Common stock; $.001 par value; 100,000,000
       shares authorized; 67,579,454, 66,029,426
       and 66,376,250 shares issued and outstand-
       ing, respectively*                                       68               66                66
Additional paid-in capital*                                463,567          443,019           446,265
Retained earnings (deficit)                                  4,431          (49,681)            9,658
                                                        ----------       ----------        ----------
    Total shareholders' equity                             468,066          393,404           455,989
                                                        ----------       ----------        ----------

Commitments and contingencies
                                                        ----------       ----------        ----------

    Total liabilities and shareholders' equity          $1,477,791        1,337,372         1,446,647
                                                        ==========       ==========        ==========

*Reflects the effect of the two-for-one stock split in the form of a stock dividend payable September 22, 1997 to shareholders of record on September 2, 1997.

See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                  (unaudited)


-----------------------------------------------------------------------------------------------------
                                                                             26 weeks ended
                                                                    ---------------------------------
                                                                    August 2, 1997      July 27, 1996
                                                                     ------------        ------------

Cash flows from operating activities:
    Net loss                                                         $     (5,227)             (8,114)
    Adjustments to reconcile net loss to net cash flows from
      operating activities:
         Depreciation and amortization                                     37,667              28,708
         Loss on disposal of property and equipment                            54                 319
         Increase in other long-term liabilities for scheduled
           rent increases in long-term leases                               8,212               7,461
         Changes in operating assets and liabilities, net                 (42,321)            (55,698)
                                                                     ------------        ------------
             Net cash flows from operating activities                      (1,615)            (27,324)
                                                                     ------------        ------------

Cash flows from investing activities:
    Purchases of property and equipment                                   (51,119)            (94,718)
    Proceeds from sales of property and equipment                              --                 169
    Net increase in other noncurrent assets                                (8,749)             (9,729)
                                                                     ------------        ------------
       Net cash flows from investing activities                           (59,868)           (104,278)
                                                                     ------------        ------------

Cash flows from financing activities:
    Net increase in revolving credit facility                              40,500              37,600
    Proceeds from issuance of long-term debt                                   --             100,000
    Proceeds from exercise of common stock
       options, including related tax benefits                             17,304               1,283
                                                                     ------------        ------------
          Net cash flows from financing activities                         57,804             138,883
                                                                     ------------        ------------

Net (decrease) increase in cash and cash equivalents                       (3,679)              7,281

Cash and cash equivalents at beginning of period                           12,447               9,276
                                                                     ------------        ------------

Cash and cash equivalents at end of period                           $      8,768              16,557
                                                                     ============        ============


Changes in operating assets and liabilities, net:
    Receivables, net                                                 $     (1,412)              4,557
    Merchandise inventories                                                (1,080)             57,648
    Prepaid expenses and other current assets                             (10,183)             (1,703)
    Accounts payable and accrued liabilities                              (29,646)           (116,200)
                                                                     ------------        ------------

       Changes in operating assets and liabilities, net              $    (42,321)            (55,698)
                                                                     ============        ============

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                      $     18,700              16,965
       Income taxes                                                  $     17,839              14,553

See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 2, 1997 and July 27, 1996
                             (thousands of dollars)
                                  (unaudited)


         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly-owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 2, 1997 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 53 weeks ended February 1, 1997. The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 2, 1997 are not indicative of the results to be expected for the 52 weeks ending January 31, 1998.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 81%, 79% and 79% of the Company's merchandise inventories as of August 2, 1997, July 27, 1996 and February 1, 1997, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $8,300, $6,426 and $8,800 as of August 2, 1997, July 27, 1996 and February 1, 1997, respectively.

(2)      Income Taxes

         The tax provisions for the 26 weeks ended August 2, 1997 and July 27, 1996 are based upon management's estimate of the Company's annualized effective tax rate.

(3)      Shareholders' Equity

         On August 21, 1997, the Company declared a two-for-one stock split in the form of a stock dividend, to be distributed on September 22, 1997, to shareholders of record as of September 2, 1997. The number of shares issued at August 2, 1997 after giving effect to the split was 67,579,454 common shares (33,789,727 common shares before the split). All common share and per share amounts have been adjusted to give retroactive effect to this split.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 2, 1997 and July 27, 1996
                             (thousands of dollars)
                                  (unaudited)

         During the 26 weeks ended August 2, 1997, options to purchase approximately 1,339,164 shares (669,582 before the split) of the Company's Common Stock were granted, at market value on date of grant, to employees under the 1996 Incentive Plan.

(4)      Earnings Per Common Share

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of cash for seasonal working capital requirements and capital investments are the Company's net cash flows from operating activities, funds available under its revolving credit facility and short-term vendor financing.

Cash and cash equivalents as of August 2, 1997 were $8.8 million in comparison to $16.6 million as of July 27, 1996. The Company used cash primarily for investments in new Barnes & Noble stores, its new wholly-owned Internet subsidiary, BarnesandNoble.com Inc., which began operations in May 1997, and its second investment in Chapters Inc., the largest bookseller in Canada. In addition, the Company continued to invest in technology system enhancements. During the twelve months ended August 2, 1997, the Company's emphasis on inventory turnover, expanding gross margins and improving operating leverage was reflected in its positive net cash flows from operating activities (net of capital investments) of $17.0 million which compared to a deficit of ($202.7) million during the corresponding prior-year period. During 1997's first half, earnings before interest, taxes, depreciation and amortization (EBITDA) increased 41.6% to $47.2 million from $33.3 million during the prior-year period reflecting increased gross margins, attributable to lower merchandise costs and a better sales mix, plus improved expense leverage, mostly in Barnes & Noble "super" store operating, rental and pre-opening costs. Correspondingly, the Company's year-to-date EBITDA margin increased to 3.9% of revenues from 3.2% during the same period last year.

Merchandise inventories increased $50.6 million to $733.3 million as of August 2, 1997 from $682.7 million as of July 27, 1996. The 7.4% increase in merchandise inventories compared favorably to the Company's total revenue and retail square footage growth of 17.5% and 17.6%, respectively. With better in-stock positions year-over-year and inventory turnover of 2.5 times, the Company reduced the average inventory per Barnes & Noble "super" store more than 5% by the end of 1997's second quarter in comparison to one year ago.

Capital expenditures totaled $51.1 million and $94.7 million during the 26 weeks ended August 2, 1997 and July 27, 1996, respectively. Year-to-date capital expenditures in the Company's retail stores decreased with six fewer Barnes & Noble "super" store openings and lower technology expenditures compared to the same period last year.

Total debt decreased 7.4% to $370.5 million as of August 2, 1997 from $400.0 million as of July 27, 1996. Average borrowings under the Company's senior credit facilities increased $6.7 million during the first half of 1997 in comparison to the last-year period, and peaked at $194.7 million and $230.5 million during the same periods, respectively. The reduction in total debt outstanding at August 2, 1997 and the lower peak were achieved despite the 17.6% increase in retail square footage and the 7.4% increase in merchandise inventories during the first half.


Based upon current operating levels and the Company's expansion plans, management believes net cash flows from operating activities, short-term vendor financing and the capacity under its revolving credit facility will be sufficient to meet the Company's working capital and debt service requirements for at least the next twelve months.

On August 21, 1997, the Company's Board of Directors declared a two-for-one stock split of its common stock effective for all shareholders of record as of September 2, 1997. The split will be effected in the form of a stock dividend. The two-for-one stock split will occur on September 22, 1997, by the distribution of one additional share for each share of common stock held of record at the close of business on September 2, 1997.

The Company did not declare or pay any cash dividends during the 26-week periods ended August 2, 1997 and July 27, 1996.


Results of Operations

13 weeks ended August 2, 1997 and July 27, 1996

Revenues

During the 13 weeks ended August 2, 1997, the Company's revenue growth of 17.8% to $617.7 million from $524.3 million during the 13 weeks ended July 27, 1996, exceeded the 17.1% revenue growth realized during the first quarter. During the second quarter, Barnes & Noble "super" store revenues rose 26.2% to $503.6 million from $399.1 million during the same period a year ago. As a percentage of total revenues during the second quarter, Barnes & Noble "super" store revenues represented 81.5%, up from 76.1% during the same period last year.

The second quarter Barnes & Noble same store sales gain of 10.6%, coupled with a 25% increase in retail square footage, resulted in the 26.2% increase in Barnes & Noble "super" store revenues. Management attributes the strong same store sales performance to an increase in the number of stores eligible for inclusion in the same store sales base. In addition, management estimates approximately 100 basis points of the 10.6% increase during 1997's second quarter was due to the impact of the summer Olympics during the same period last year. Revenues generated by BarnesandNoble.com, which were not significant during 1997's second quarter, were classified as Barnes & Noble store revenues.

During 1997's second quarter B. Dalton revenues, which represented 17.6% of total revenues during 1997's second quarter in comparison to 23.0% during the same period one year ago, declined 9.9% as the Company continued to close B. Dalton stores. B. Dalton's retail square footage declined (8.1%) since July 27, 1996. B. Dalton's same store sales decreased (2.5%) during 1997's second quarter.


During the 13 weeks ended August 2, 1997, the Company opened 14 Barnes & Noble stores and closed six, bringing its total number of Barnes & Noble stores to
454. During the same period, B. Dalton closed eight stores ending the period with 559 stores. As of August 2, 1997 the Company operated 1,013 stores in 50 states and the District of Columbia.

Cost of Sales, Buying and Occupancy

During the 13 weeks ended August 2, 1997, cost of sales, buying and occupancy increased $58.4 million, or 17.2%, to $398.6 million from $340.2 million during the 13 weeks ended July 27, 1996. As a percentage of revenues, cost of sales, buying and occupancy decreased to 64.5% during 1997's second quarter from 64.9% during the same period one year ago. During the second quarter, the Company sourced more product through its distribution center directly from publishers thereby reducing the Company's reliance on wholesalers. The direct purchasing, a better sales mix and enhancements to fast inventory replenishment systems resulted in low inventory growth relative to cost of sales, a better in-stock position and increasing gross margins.

Selling and Administrative Expenses

Selling and administrative expenses increased $21.0 million, or 20.0%, to $126.2 million during the 13 weeks ended August 2, 1997 from $105.2 million during the 13 weeks ended July 27, 1996. During 1997's second quarter, selling and administrative expenses increased as a percentage of revenues to 20.4% from 20.1% during the prior-year period. This marginal increase was primarily attributable to BarnesandNoble.com's operating costs.

Rental Expense, Depreciation and Amortization

Rental expense increased $9.1 million, or 16.7%, to $63.2 million during the 13 weeks ended August 2, 1997 from $54.1 million during the 13 weeks ended July 27, 1996. As a percentage of revenues, rental expense decreased to 10.2% during 1997's second quarter from 10.3% during the same period last year due to the improving expense leverage of the Barnes & Noble "super" stores. Depreciation and amortization increased $4.6 million, or 32.7%, to $18.9 million during 1997's second quarter from $14.3 million during the same period last year. The depreciation on the 85 Barnes & Noble "super" stores opened since July 27, 1996 constituted the majority of the increase.

Pre-opening Expenses

Pre-opening expenses decreased $1.5 million, or 30.8%, to $3.4 million during the 13 weeks ended August 2, 1997 from $4.9 million during the 13 weeks ended July 27, 1996, as a result of the 24 fewer Barnes & Noble "super" store openings during the 52 weeks ended August 2, 1997 in comparison to the corresponding prior-year period.


Operating Profit

As a result of the factors discussed above, the Company's operating profit increased 32.4% to $7.4 million during the 13 weeks ended August 2, 1997 from $5.6 million during the 13 weeks ended July 27, 1996. As a percentage of revenues during the second quarter, the operating profit margin increased to 1.2% from 1.1% during the same period one year ago.

Interest Expense, Net and Amortization of Deferred Financing Fees

Interest expense, net of interest income, and amortization of deferred financing fees were virtually unchanged during the 13-week periods ended August 2, 1997 and July 27, 1996.

Benefit For Income Taxes

The benefit for income taxes during the 13 weeks ended August 2, 1997 was $0.9 million compared to $1.8 million during the 13 weeks ended July 27, 1996. Tax benefits during these periods were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the effective tax rate.

Net Loss

As a result of the factors discussed above, the Company reported a net loss of ($1.4) million during the 13 weeks ended August 2, 1997 compared to a net loss of ($2.7) million during the 13 weeks ended July 27, 1996. During 1997's second quarter, the net loss per common share improved to ($0.2) per share (based on 66.8 million shares after giving effect to the stock split) from ($0.04) per share (based on 66.0 million shares after giving effect to the stock split) during the same period a year ago.

Results of Operations

26 weeks ended August 2, 1997 and July 27, 1996

Revenues

Revenues totaled $1.213 billion during the 26 weeks ended August 2, 1997, a 17.5% increase over revenues of $1.033 billion during the 26 weeks ended July 27, 1996. During the first half of 1997, total revenues rose primarily due to the 26.2% increase in Barnes & Noble "super" store revenues to $985.2 million from $780.6 million during the same period a year ago. For the same respective periods, Barnes & Noble "super" store revenues, as a percentage of total revenues, rose to 81.2%, up from 75.6%.

The year-to-date increase in Barnes & Noble "super" store revenues was attributable to a 10.0% gain in same store sales and an increase in retail square footage of 25.0%. B. Dalton stores generated 17.9% of total revenues year-to-date in comparison to 23.5% during the same period one year ago. Year-to-date B. Dalton revenues declined (10.4%) as a result of the (8.1%) decrease in retail square footage and the (3.7%) decrease in same store sales. Revenues generated by BarnesandNoble.com, which were not significant during the first half of 1997, were classified as Barnes & Noble store revenues.

During the 26 weeks ended August 2, 1997, the Company opened 30 and closed seven Barnes & Noble stores and closed 18 B. Dalton stores.

Cost of Sales, Buying and Occupancy

During the 26 weeks ended August 2, 1997, cost of sales, buying and occupancy increased $113.5 million, or 16.9%, to $787.2 million from $673.7 million during the 26 weeks ended July 27, 1996. As a percentage of revenues, cost of sales, buying and occupancy decreased to 64.9% during 1997's first half from 65.2% during the same period last year. Investments in the Company's distribution center and technology systems during the last two fiscal years, combined with a better sales mix, contributed to its expanding gross margins.

Selling and Administrative Expenses

Selling and administrative expenses increased $37.0 million, or 17.7%, to $246.4 million during the 26 weeks ended August 2, 1997 from $209.4 million during the 26 weeks ended July 27, 1996. However, as a percentage of revenues, selling and administrative expenses were flat at 20.3% during the 26-week periods ended August 2, 1997 and July 27, 1996. These results reflected the improving Barnes & Noble "super" store operating leverage which was offset by the operating expenses of BarnesandNoble.com.

Rental Expense, Depreciation and Amortization

Rental expense increased $18.1 million, or 16.9%, to $125.4 million during the 26 weeks ended August 2, 1997 from $107.3 million during the 26 weeks ended July 27, 1996. As a percentage of revenues, rental expense decreased to 10.3% during 1997's first half from 10.4% during the corresponding prior-year period due to the improving expense leverage of the Barnes & Noble "super" stores. Depreciation and amortization increased $8.8 million, or 31.7%, to $36.7 million during the 26 weeks ended August 2, 1997 from $27.9 million during the 26 weeks ended July 27, 1996. Depreciation on the 85 Barnes & Noble stores opened since July 27, 1996 constituted most of the increase.

Pre-opening Expenses

Pre-opening expenses decreased $2.2 million, or 22.8%, to $7.2 million during the 26 weeks ended August 2, 1997 from $9.4 million during the 26 weeks ended July 27, 1996 primarily as a result of 24 fewer Barnes & Noble store openings during the 52 weeks ended August 2, 1997 compared to the corresponding prior-year period.


Operating Profit

As a result of the factors discussed above, the Company's operating profit increased 92.4% to $10.5 million during the 26 weeks ended August 2, 1997 from $5.5 million during the 26 weeks ended July 27, 1996. As a percentage of revenues, the operating profit margin increased to 0.9% during 1997's first half from 0.5% during the same period one year ago.

Interest Expense, Net and Amortization of Deferred Financing Fees

Interest expense, net of interest income, and amortization of deferred financing fees increased to $19.4 million during the 26 weeks ended August 2, 1997 from $18.5 million during the 26 weeks ended July 27, 1996. The marginal increase in the Company's cost of debt resulted primarily from the increase in capacity under the senior credit facilities of $125.0 million to $550.0 million in May 1997 from $425.0 million plus the increase in average borrowings under the facilities of $6.7 million.

Benefit For Income Taxes

The benefit for income taxes during the 26 weeks ended August 2, 1997, was $3.6 million compared to $4.9 million during the 26 weeks ended July 27, 1996. Tax benefits during these periods were based upon management's estimate of the Company's annualized effective tax rates. Permanent differences, primarily amortization of goodwill, increase the effective tax rate.

Net Loss

As a result of the factors discussed above, the Company's net loss declined 35.6% to ($5.2) million during the 26 weeks ended August 2, 1997 from a net loss of ($8.1) million during the 26 weeks ended July 27, 1996. For the first half of 1997, the net loss per common share improved 33.3% to ($0.08) per share (based on 66.6 million shares after giving effect to the split) from ($0.12) per share (based on 66.0 million shares after giving effect to the split) for the corresponding prior-year period.

Forward-Looking Statements

This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores, the level and volatility of interest rates, and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                         PART II - OTHER INFORMATION

Item 4:           Submission of matters to a vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on June 4, 1997. The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

                      Nominee            In Favor    Withheld
                      -------            --------    --------
                  Irene R. Miller       30,086,827    75,671
                  William Dillard, II   30,085,746    76,752
                  Michael N. Rosen      29,981,809   180,689

                  Ratification of the selection of BDO Seidman, LLP as independent certified public accountants for the fiscal year ending January 31, 1998.

                     In Favor             Against    Abstained
                     --------             -------    ---------
                    30,132,303             8,175       22,020

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

                                        BARNES & NOBLE, INC.
                                        (Registrant)

Date:  September 15, 1997               By: /s/ William F. Duffy
                                            ---------------------------------
                                            William F. Duffy
                                            Vice President, Finance and Chief
                                            Accounting Officer