Form 10-Q
period 1997-11-01
BARNES & NOBLE INC
filed 1997-12-16
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number: 1-12302

                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                    06-1196501
----------------------------------------         ------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

        122 Fifth Avenue, New York, NY                        10011
------------------------------------------------       -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of $.001 par value common stock outstanding as of November 28, 1997: 67,878,084.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                November 1, 1997

                               Index to Form 10-Q

                                                                        Page No.
                                                                        --------

PART I -      FINANCIAL INFORMATION

Item 1:       Financial Statements

              Consolidated  Statements of Operations  - For the
                13 weeks and the 39 weeks ended November 1, 1997
                and October 26, 1996..............................         3

              Consolidated Balance Sheets - November 1, 1997,
                October 26, 1996 and February 1, 1997.............         4

              Consolidated Statements of Cash Flows - For the
                39 weeks ended November 1, 1997 and October
                26, 1996..........................................         6

              Notes to Consolidated Financial Statements..........         7

Item 2:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............         9

PART II -     OTHER INFORMATION...................................        14

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

                                                          13 weeks ended                                  39 weeks ended
                                             ------------------------------------------     ----------------------------------------
                                                November 1,             October 26,            November 1,             October 26,
                                                   1997                    1996                    1997                    1996
                                             ------------------      ------------------     -------------------     ----------------
Revenues                                        $   614,831                  532,563              1,828,310               1,565,639

Cost of sales, buying and
    occupancy                                       388,863                  341,171              1,176,103               1,014,883
                                                 ----------               ----------            -----------             -----------

      Gross profit                                  225,968                  191,392                652,207                 550,756
                                                 ----------               ----------            -----------             -----------

Selling and administrative
 expenses                                           129,080                  110,047                375,506                 319,459
Rental expense                                       64,065                   56,669                189,441                 163,933
Depreciation and amortization                        19,746                   15,464                 56,419                  43,319
Pre-opening expenses                                  3,076                    4,634                 10,297                  13,986
                                                 ----------               ----------            -----------             -----------

  Operating profit                                   10,001                    4,578                 20,544                  10,059

Interest (net of interest income
  of $93, $1,303, $312, and $1,580,
  respectively) and amortization of
  deferred financing fees                             9,889                    9,592                 29,293                  28,105
                                                 ----------               ----------            -----------             -----------

    Earnings (loss) before provision
      (benefit) for income taxes                        112                   (5,014)                (8,749)                (18,046)

Provision (benefit) for income taxes                     47                   (2,392)                (3,587)                 (7,310)
                                                 ----------               ----------            -----------            ------------

  Net earnings (loss)                           $        65                   (2,622)                (5,162)                (10,736)
                                                 ==========               ==========            ===========            ============

Net earnings (loss) per common share             $     0.00                    (0.04)                 (0.08)                  (0.16)

Weighted average common shares
  outstanding                                    72,508,000               66,090,000             67,017,000              66,012,000

See accompanying notes to consolidated finacial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (thousands of dollars)

                                                            November 1,             October 26,          February 1,
                                                                1997                   1996                 1997
                                                         -------------------     ----------------     ----------------
                                                                        (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                                $   11,753                  19,019               12,447
    Receivables, net                                             63,501                  61,366               45,558
    Merchandise inventories                                     936,923                 827,845              732,203
    Prepaid expenses and other current assets                    88,908                  42,571               76,747
                                                              ---------              ----------           ----------
      Total current assets                                    1,101,085                 950,801              866,955
                                                              ---------              ----------           ----------

Property and equipment:
    Land and land improvements                                      681                     681                  681
    Buildings and leasehold improvements                        341,562                 332,176              326,392
    Fixtures and equipment                                      345,927                 260,930              289,684
                                                             ----------              ----------           ----------
                                                                688,170                 593,787              616,757
      Less accumulated depreciation and
        amortization                                            230,067                 172,183              181,983
                                                             ----------              ----------           ----------
             Net property and equipment                         458,103                 421,604              434,774
                                                             ----------              ----------           ----------

Intangible assets, net                                           91,052                  94,220               93,494
Other noncurrent assets                                          59,391                  65,108               51,424
                                                            -----------             -----------          -----------

    Total assets                                            $ 1,709,631               1,531,733            1,446,647
                                                            ===========             ===========          ===========

                                                                    (Continued)
                                       4

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (thousands of dollars)

                                                                         November 1,           October 26,            February 1,
                                                                            1997                  1996                   1997
                                                                     -------------------    ------------------     -----------------
                                                                                   (unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility                                             $      -                  140,000                 40,000
    Accounts payable                                                         555,614                477,873                373,340
    Accrued liabilities                                                      218,160                187,448                240,923
                                                                           ---------             ----------             ----------
       Total current liabilities                                             773,774                805,321                654,263
                                                                           ---------             ----------             ----------

Long-term debt                                                               405,200                290,000                290,000
Other long-term liabilities                                                   57,866                 42,795                 46,395

Shareholders' equity:
  Common stock; $.001 par value; 100,000,000
    shares authorized; 67,875,339, 66,338,378 and
    66,376,250 shares issued and outstanding,
    respectively                                                                  68                     66                     66
  Additional paid-in capital                                                 468,227                445,854                446,265
  Retained earnings (deficit)                                                  4,496                (52,303)                 9,658
                                                                           ---------             ----------             ----------
       Total shareholders' equity                                            472,791                393,617                455,989
                                                                           ---------             ----------             ----------

Commitments and contingencies
                                                                           ---------             ----------             ----------

    Total liabilities and shareholders' equity                            $1,709,631              1,531,733              1,446,647
                                                                           =========             ==========             ==========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)

                                                                                                 39 weeks ended
                                                                                   -------------------------------------------
                                                                                      November 1,              October 26,
                                                                                         1997                     1996
                                                                                   ------------------      -------------------
Cash flows from operating activities:
    Net loss                                                                          $     (5,162)                (10,736)
    Adjustments  to reconcile net loss to net cash flows from operating activities:
          Depreciation and amortization                                                     57,913                  44,669
          Loss (gain) on disposals of property and equipment                                   388                    (172)
          Increase in other  long-term  liabilities  for scheduled rent
              increases in long-term leases                                                 12,125                  11,479
          Changes in operating assets and liabilities, net                                 (75,967)                (48,449)
                                                                                        ----------               ---------
              Net cash flows from operating activities                                     (10,703)                 (3,209)
                                                                                        ----------              ----------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (77,694)               (142,954)
    Proceeds from sales of property and equipment                                                -                     171
    Net increase in other noncurrent assets                                                 (9,461)                (15,983)
                                                                                       -----------               ---------
       Net cash flows from investing activities                                            (87,155)               (158,766)
                                                                                        ----------                --------

Cash flows from financing activities:
    Net increase in revolving credit facility                                               75,200                  67,600
    Proceeds from issuance of long-term debt                                                     -                 100,000
    Proceeds from exercise of common stock options
       including related tax benefits                                                       21,964                   4,118
                                                                                        ----------                --------

         Net cash flows from financing activities                                           97,164                 171,718
                                                                                        ----------                --------
Net (decrease) increase in cash and cash equivalents                                          (694)                  9,743

Cash and cash equivalents at beginning of period                                            12,447                   9,276
                                                                                        ----------              ----------
Cash and cash equivalents at end of period                                             $    11,753                  19,019
                                                                                        ==========               =========

Changes in operating assets and liabilities, net:

    Receivables, net                                                                   $   (17,943)                 (7,347)
    Merchandise inventories                                                               (204,720)                (87,494)
    Prepaid expenses and other current assets                                              (12,161)                  3,184
    Accounts payable and accrued liabilities                                               158,857                  43,208
                                                                                          --------               ---------
       Changes in operating assets and liabilities, net                                 $  (75,967)                (48,449)
                                                                                         =========               =========

Supplemental cash flow information:
  Cash paid during the period for:
       Interest                                                                        $    22,204                  21,334
       Income taxes                                                                    $    18,234                  17,099

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended November 1, 1997 and October 26, 1996
                             (thousands of dollars)
                                   (unaudited)


         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly-owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 1, 1997 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 53 weeks ended February 1, 1997. The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 1, 1997 are not indicative of the results to be expected for the 52 weeks ending January 31, 1998.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 81%, 78% and 79% of the Company's merchandise inventories as of November 1, 1997, October 26, 1996 and February 1, 1997, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $7,300, $6,026 and $8,800 as of November 1, 1997, October 26, 1996 and February 1, 1997, respectively.

(2)      Income Taxes

         The tax provisions for the periods ended November 1, 1997 and October 26, 1996 are based upon management's estimate of the Company's annualized effective tax rate.

(3)      Shareholders' Equity

         On August 21, 1997, the Company declared a two-for-one stock split in the form of a stock dividend, distributed on September 22, 1997, to shareholders of record as of September 2, 1997. All common share and per share amounts have been adjusted to give retroactive effect to this split.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended November 1, 1997 and October 26, 1996
                             (thousands of dollars)
                                   (unaudited)

         During the 39 weeks ended November 1, 1997, options to purchase approximately 1,384,300 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the 1996 Incentive Plan.

(4)  Subsequent Event

         On November 18, 1997, the Company closed an $850,000 senior credit facility (the New Facility) with a syndicate led by The Chase Manhattan Bank. The New Facility, structured as a five-year revolving credit, refinanced an existing $450,000 revolving credit and $100,000 term loan facility (the Old Facility). Net proceeds will be used for general corporate purposes and to redeem all of the Company's outstanding $190 million 11 7/8% senior subordinated notes which are callable on January 15, 1998.

         The New Facility permits borrowings at various interest rate options based on the prime rate or London Interbank Offer Rate (LIBOR) depending upon certain financial tests. The initial LIBOR spread was set at 0.625% as of November 18, 1997. In addition, the agreement requires the Company to pay a commitment fee up to 0.25% of the unused portion depending upon certain financial tests. The initial commitment fee was set at 0.175% of the unused portion of the facility as of November 18, 1997. The New Facility contains covenants, limitations and events of default typical of credit facilities of this size and nature.

         The amount outstanding under the Company's Old Facility as of November 1, 1997, which was refinanced pursuant to the consummation of the New Facility, has been classified as long-term debt in the accompanying consolidated balance sheets due to the terms of the New Facility, and the Company's intent and ability to maintain principal amounts outstanding through November 2002.

         As a result of these refinancings, the Company expects to record an extraordinary loss due to the early extinquishment of debt approximating $11,500 (net of applicable taxes) during its fourth quarter. The extraordinary loss represents the payment of a call premium associated with the redemption of the senior subordinated notes and the write-off of unamortized fees.

(5)      Earnings Per Common Share

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its revolving credit facility and short-term vendor financing.

During the 39 weeks ended November 1, 1997, earnings before interest, taxes, depreciation and amortization (EBITDA) increased 44.2% to $77.0 million from $53.4 million during the prior year period and reflected increasing gross margins attributable to lower merchandise costs and a better sales mix, plus improving expense leverage, primarily in Barnes & Noble store operating, rental and pre-opening costs. In addition, the Company's EBITDA margin increased to 4.2% during 1997 from 3.4% during 1996. Correspondingly, the Company generated sufficient net cash flows from operating activities of $112.0 million on a trailing 12-month basis as of November 1, 1997, to fund its capital expenditures and working capital of $106.6 million which compared to a net deficit of ($157.4) million during the corresponding prior 12-month period.

Merchandise inventories increased $109.1 million to $936.9 million as of November 1, 1997, up 13.2% from $827.8 million as of October 26, 1996, primarily due to the 78 new Barnes & Noble stores opened since October 26, 1996.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $77.7 million and $143.0 million during the 39 weeks ended November 1, 1997 and October 26, 1996, respectively. Capital expenditures during 1997 reflected 13 fewer new Barnes & Noble stores; in addition, 1996 capital expenditures included significant technology and systems expenditures.

On November 18, 1997, the Company closed an $850.0 million senior credit facility with a syndicate led by The Chase Manhattan Bank. The new facility, structured as a five-year revolving credit, refinanced an existing $450.0 million revolving credit and a $100.0 million term loan. The pricing, relative to LIBOR, has been significantly reduced, primarily in recognition of the Company's strong financial performance. Under the old credit agreement, the Company's LIBOR spread ranged from 1.000% to 2.250% depending upon certain financial tests. Under the new credit agreement, the LIBOR spread ranges from 0.375% to 0.875%, depending upon certain financial tests, with the initial spread set at 0.625% as of November 18, 1997. Net proceeds will be used for general corporate purposes and to redeem all of the Company's outstanding $190.0 million 11 7/8% senior subordinated notes which are callable on January 15,

1998. During the fourth quarter, the Company expects to record an extraordinary loss of $11.5 million (net of applicable taxes) due to the early extinquishment of debt which represents a call premium of 5.9% to be paid on the notes and the write-off of unamortized fees.

Total debt decreased 5.8% to $405.2 million as of November 1, 1997 from $430.0 million as of October 26, 1996. Average borrowings under the old senior credit facility decreased $7.8 million during 1997 in comparison to 1996, and peaked at $222.9 million and $263.8 million during the same periods, respectively. The reduced borrowings, which reflected continued emphasis on working capital management, inventory turnover and expense controls, were accomplished during a period of 16.8% revenue growth. The amount outstanding under the old revolving credit facility as of November 1, 1997 was classified as long-term debt in the accompanying consolidated balance sheets, as the Company has the intent and the ability, supported by the terms of the new revolving credit agreement, to maintain through November 2002, principal amounts outstanding under the agreement.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its revolving credit facility will be sufficient to meet the Company's working capital, capital investments and debt service requirements for at least the next twelve months.

On August 21, 1997, the Company's Board of Directors declared a two-for-one stock split of its common stock effective for all shareholders of record as of September 2, 1997. The split was effected in the form of a stock dividend. The two-for-one stock split occurred on September 22, 1997, by the distribution of one additional share for each share of common stock held at the close of business on September 2, 1997.

The Company did not declare or pay any cash dividends during the 39-week periods ended November 1, 1997 and October 26, 1996.

Results of Operations

13 weeks ended November 1, 1997 compared with the 13 weeks ended October 26,
1996

Revenues

During the 13 weeks ended November 1, 1997, the Company's revenues grew 15.4% to $614.8 million from $532.6 million during the 13 weeks ended October 26, 1996. During the third quarter, Barnes & Noble store revenues rose 22.0% to $503.7 million from $412.7 million during the same period a year ago. As a percentage of total revenues, Barnes & Noble store revenues represented 81.9% during 1997, up from 77.5% during 1996.

During the third quarter, the 22.0% increase in Barnes & Noble store revenues resulted from a same store sales gain of 9.3% coupled with 78 new stores opened since October 26, 1996 which contributed a 21.2% increase in square footage. Management attributed the strong same store sales performance to, among other things, an increase in the number of stores eligible for inclusion in the same store sales base and a reduction in self-cannibalization. The number of comparable Barnes & Noble stores, as a percentage of total Barnes & Noble stores, increased to 76.5% as of November 1, 1997 compared to 61.0% as of October 26, 1996. Revenues generated by BarnesandNoble.com, which were not significant during the third quarter, were classified as Barnes & Noble store revenues.

During the third quarter, B. Dalton revenues, which represented 17.1% of total revenues during 1997 in comparison to 21.6% during 1996, declined 8.3% primarily as a result of six B. Dalton store closings and a 7.4% reduction in its square footage since October 26, 1996. In addition, B. Dalton's same store sales decreased (0.4%) during the third quarter.

During the third quarter, the Company opened 16 Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble stores to 469 and their total square footage to 10.4 million square feet. During the same period, the Company opened three and closed six B. Dalton stores, ending the period with 556 stores and 2.1 million square feet. As of November 1, 1997 the Company operated 1,025 stores in 50 states and the District of Columbia.

Cost of Sales, Buying and Occupancy

During the 13 weeks ended November 1, 1997, cost of sales, buying and occupancy increased $47.7 million, or 14.0%, to $388.9 million from $341.2 million during the 13 weeks ended October 26, 1996. As a percentage of revenues, cost of sales, buying and occupancy decreased to 63.3% during the third quarter from 64.1% during the same period one year ago. Increasing distribution center fulfillment, a better sales mix and enhancements to fast inventory replenishment systems, resulted in lower inventory growth relative to cost of sales, a better in-stock position and increasing gross margins.

Selling and Administrative Expenses

Selling and administrative expenses increased $19.1 million, or 17.3%, to $129.1 million during the 13 weeks ended November 1, 1997 from $110.0 million during the 13 weeks ended October 26, 1996. During the third quarter, selling and administrative expenses increased as a percentage of revenues to 21.0% from 20.7% during the prior year period. The increase was primarily attributable to BarnesandNoble.com's operating costs.

Rental Expense, Depreciation and Amortization

Rental expense increased $7.4 million, or 13.1%, to $64.1 million during the 13 weeks ended November 1, 1997 from $56.7 million during the 13 weeks ended October 26, 1996. As a percentage of revenues, rental expense decreased to 10.4% during the third quarter from 10.6% during the same period last year due to the improving expense leverage of the Barnes & Noble stores. During the third quarter, depreciation and amortization increased $4.2 million, or 27.7%, to $19.7 million from $15.5 million during the same period last year, as a result of the depreciation on the 78 new Barnes & Noble stores opened since October 26, 1996 and depreciation attributable to BarnesandNoble.com.'s capital expenditures.

Pre-opening Expenses

Pre-opening expenses decreased $1.6 million, or 33.6%, to $3.1 million during the 13 weeks ended November 1, 1997 from $4.6 million during the 13 weeks ended October 26, 1996, primarily as a result of 19 fewer Barnes & Noble store openings during the 52 weeks ended November 1, 1997 in comparison to the corresponding prior year period.

Operating Profit

The Company's operating profit increased to $10.0 million during the 13 weeks ended November 1, 1997 from $4.6 million during the 13 weeks ended October 26, 1996. As a percentage of revenues, the operating profit margin increased to 1.6% during 1997 from 0.9% during 1996.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported net earnings of $0.1 million during the 13 weeks ended November 1, 1997 compared to a net loss of ($2.6) million during the 13 weeks ended October 26, 1996. During the third quarter, the net earnings per common share improved to $0.00 per share (based on 72.5 million shares) from a net loss of ($0.04) per share (based on 66.1 million shares) during the same period a year ago.

39 weeks ended November 1, 1997 compared to the 39 weeks ended October 26, 1996

Revenues

Revenues totaled $1.828 billion during the 39 weeks ended November 1, 1997, a 16.8% increase over revenues of $1.566 billion during the 39 weeks ended October 26, 1996. During 1997, total revenues rose primarily as a result of the 24.8% increase in Barnes & Noble store revenues to $1.489 billion from $1.193 billion during 1996. Barnes & Noble store revenues, as a percentage of total revenues, rose to 81.4% during 1997 up from 76.2% during 1996.

The year-to-date increase in Barnes & Noble store revenues was attributable to a 9.7% gain in same store sales and 78 new stores opened since October 26, 1996.
B. Dalton stores generated 17.7% of total revenues during 1997 in comparison to 22.8% during 1996. Year-to-date B. Dalton revenues declined 9.8% as a result of the decrease in square footage and the decline in same store sales of (2.7%).

Revenues generated by BarnesandNoble.com, which were not significant, were classified as Barnes & Noble store revenues.

During the 39 weeks ended November 1, 1997, the Company opened 46 and closed eight Barnes & Noble stores and opened three and closed 24 B. Dalton stores.

Cost of Sales, Buying and Occupancy

During the 39 weeks ended November 1, 1997, cost of sales, buying and occupancy increased $161.2 million, or 15.9%, to $1.176 billion from $1.015 billion during the 39 weeks ended October 26, 1996. As a percentage of revenues, cost of sales, buying and occupancy decreased to 64.3% during 1997 from 64.8% during 1996. The expanding gross margins were the result of the Company's strategic investments in distribution and technology along with a better sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $56.0 million, or 17.5%, to $375.5 million during the 39 weeks ended November 1, 1997 from $319.5 million during the 39 weeks ended October 26, 1996. However, as a percentage of revenues, selling and administrative expenses were virtually flat at 20.5% and 20.4% during 1997 and 1996, respectively. These results reflected the improving Barnes & Noble store operating leverage which was largely offset by the operating expenses of BarnesandNoble.com.

Rental Expense, Depreciation and Amortization

Rental expense increased $25.5 million, or 15.6%, to $189.4 million during the 39 weeks ended November 1, 1997 from $163.9 million during the 39 weeks ended October 26, 1996. As a percentage of revenues, rental expense decreased to 10.4% during 1997 from 10.5% during 1996 due to the improving expense leverage of the Barnes & Noble stores. Depreciation and amortization increased $13.1 million, or 30.2%, to $56.4 million during the 39 weeks ended November 1, 1997 from $43.3 million during the 39 weeks ended October 26, 1996 as a result of the depreciation on the new Barnes & Noble stores opened since October 26, 1996 and depreciation attributable to BarnesandNoble.com.'s capital expenditures.

Pre-opening Expenses

Pre-opening expenses decreased $3.7 million, or 26.4%, to $10.3 million during the 39 weeks ended November 1, 1997 from $14.0 million during the 39 weeks ended October 26, 1996 primarily as a result of 19 fewer Barnes & Noble store openings during the 52 weeks ended November 1, 1997 compared to the corresponding prior year period.

Operating Profit

As a result of the factors discussed above, the Company's operating profit increased to $20.5 million during the 39 weeks ended November 1, 1997 from $10.1 million during the 39 weeks ended October 26, 1996. As a percentage of revenues, the operating profit margin increased to 1.1% during 1997 from 0.6% during 1996.

Benefit For Income Taxes

The benefit for income taxes during the 39 weeks ended November 1, 1997, was $3.6 million compared to $7.3 million during the 39 weeks ended October 26, 1996. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates.

Net Loss

As a result of the factors discussed above, the Company's net loss declined 51.9% to ($5.2) million during the 39 weeks ended November 1, 1997 from a net loss of ($10.7) million during the 39 weeks ended October 26, 1996. During 1997, the net loss per common share improved 50% to ($0.08) per share (based on 67.0 million shares) from a net loss of ($0.16) per share (based on 66.0 million shares) during 1996.

Forward-Looking Statements

This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, real estate market fluctuations, possible disruptions in the Company's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores, the level and volatility of interest rates, changes in tax and other governmental rules and regulations applicable to the Company and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                           PART II - OTHER INFORMATION

Item 6:      Exhibits and Reports on Form 8-K
------       --------------------------------

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

                                            BARNES & NOBLE, INC.
                                            (Registrant)

Date:  December 16, 1997               By:  /s/ William F. Duffy
                                            --------------------
                                            William F. Duffy
                                            Vice President, Finance and Chief
                                            Accounting Officer