Form 10-K
period 1998-01-31
BARNES & NOBLE INC
filed 1998-05-01
CIK 890491

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

                  For the fiscal year ended January 31, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 1-12302

                             Barnes & Noble, Inc.
------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,046,874,964 based upon the closing market price of $38.88 per share of Common Stock on the New York Stock Exchange as of March 30, 1998.

Number of shares of $.001 par value Common Stock outstanding as of March 30, 1998: 68,185,433

                             (Cover page 1 of 2)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 are incorporated by reference into Parts II and IV.

                             (Cover page 2 of 2)

                               TABLE OF CONTENTS

                                                                                     Page
                                    PART I

Item    1.  Business.............................................................      4

Item    2.  Properties...........................................................     16

Item    3.  Legal Proceedings....................................................     16

Item    4.  Submission of Matters to a Vote of Security Holders..................     17

                                   PART II

Item    5.  Market for Registrant's Common Equity and Related Stockholder Matters
                                                                                      17

Item    6.  Selected Financial Data..............................................     18

Item    7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................     18

Item    8.  Financial Statements and Supplementary Data..........................     18

Item    9.  Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure............................................     18

                                   PART III

Item   10.  Directors and Executive Officers of the Registrant...................     18

Item   11.  Executive Compensation...............................................     19

Item   12.  Security Ownership of Certain Beneficial Owners and Management.......
                                                                                      19

Item   13.  Certain Relationships and Related Transactions.......................     19

                                   PART IV

Item   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......     19

                                    PART I

ITEM 1.  BUSINESS

General

         Barnes & Noble, Inc. ("Barnes & Noble" or the "Company"), the world's largest bookseller*, operated 483 "super" stores in 48 states and the District of Columbia and 528 mall-based bookstores in 45 states and the District of Columbia as of January 31, 1998. The Company's rapidly expanding "super" store business operates under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names (collectively "Barnes & Noble stores") and its mall-based business operates under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore trade names (collectively "B. Dalton stores"). The Company is the world's largest supplier of books through direct-mail catalogs* and publishes books under its own Barnes & Noble Books imprint for exclusive sale through its retail bookstores and mail-order catalogs. The Company is also the exclusive bookseller in America Online's Marketplace (AOL keyword: BarnesandNoble) and maintains its own Web site (BarnesandNoble.com), operating the "world's largest bookseller online." Barnes & Noble is the only book retailer operating through all four channels of distribution: retail stores, the Internet, 1-800-THE-BOOK and mail order. During fiscal 1997, the Company's share of the consumer book market increased to approximately 14%.

         The Company's principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children's books, off-price bargain books and magazines. These collectively account for substantially all of the Company's sales. Bestsellers represent only 3% of the Barnes & Noble store sales.

         The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal year ended January 31, 1998 ("fiscal 1997") was comprised of 52 weeks and the fiscal year ended February 1, 1997 ("fiscal 1996") was comprised of 53 weeks.

         The Company generated revenues of $2.797 billion during fiscal 1997, an increase of 14.2%, compared with revenues of $2.448 billion during fiscal 1996. Fiscal 1996 includes 53 weeks; excluding the impact of the 53rd week, revenues increased 16%. During fiscal 1997, revenues from Barnes & Noble stores rose 20.7% to $2.246 billion from $1.861 billion during fiscal 1996. The Company's net earnings before an extraordinary charge due to early extinguishment of debt, increased $13.4 million, or 26.2%, to $64.7 million during fiscal 1997 from $51.2 million during fiscal 1996. The extraordinary charge of $11.5 million recorded in fiscal 1997 equated to $0.17 per common dilutive share resulting in net earnings of $53.2 million or $0.76 per common dilutive share compared with $0.75 per common dilutive share for the prior year.

Barnes & Noble Stores


         General

          The Company is the largest operator of book "super" stores in the United States* with 483 stores, of which 65 were opened in fiscal 1997. During fiscal 1997, Barnes & Noble stores generated 80.3% of


---------------------

* Based upon sales reported in trade publications and public filings.

total Company revenues, up from 76.0% during the prior year. The Barnes & Noble stores realized a comparable store sales increase of 9.4% during fiscal 1997.

         Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size. The 65 Barnes & Noble stores opened during fiscal 1997 added 1.6 million square feet to the Barnes & Noble store base, bringing the total square footage to 10.8 million square feet, a 16% increase over the prior year. The Company intends to open approximately 60 Barnes & Noble stores during the 52 weeks ending January 30, 1999 which are expected to average
26,000 square feet in size. With its market leadership position and its high standards for site selection, store design, merchandising and customer service, the Company believes that its Barnes & Noble store business continues to have significant growth opportunities and intends to expand its operations in new and existing markets. The Company plans to continue opening as many new stores in the future that meet its strict standard for return on investment. The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

         Proximity to Customers. The Company's strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its "super" store roll-out, the Company has employed a market clustering strategy. As of January 31, 1998, Barnes & Noble had stores in 140 of the total 208 DMA markets (Designated Market Area). In 71 of the 140 markets the Company has only one Barnes & Noble store. The Company believes its early market penetration and the stores' proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

         Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 and 175,000 titles. Each store's comprehensive title selection is customized to the local community's interests and demands. To further the breadth of title selection, Barnes & Noble funds the Discover Great New Writers program supporting the work of newly published authors, and emphasizes books published by small and independent publishers and university presses. In addition to this extensive on-site selection, each store will special order any book from the more than one million books in print. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

         Experienced Booksellers. Seven years into its "super" store roll-out, the Company has a large and experienced base of booksellers from which it can select managers and booksellers to fill positions in the Company's expanding business. The Company's culture of outgoing, helpful and knowledgeable booksellers consists of 27,200 full- and part-time employees operating over 1,000 stores as of January 31, 1998. During fiscal 1997, 75% of the new Barnes & Noble store managers were promoted from within this group, from which the Company realizes the benefits of better store-level execution, staffing and customer service.

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

         Music Departments. As of January 31, 1998, the Company had 155 Barnes & Noble stores with music departments which range in size from 2,000 to 4,000 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock, tailored to the tastes of the Company's core customers - the 35- to 45-year age group. Listening stations are available for customers to preview selected compact disks.

         Discount Pricing. Barnes & Noble stores employ a nationwide discount pricing strategy. The New York Times hardcover bestsellers are discounted 30% off the publishers' suggested retail price, with a 10% discount on most other hardcover books. The Company believes that its pricing strategies enable the Company to be highly competitive.

         Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children's storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, significant word-of-mouth publicity and free media coverage. The Company also supports communities through efforts on behalf of First Book, a national organization dedicated to providing books to children with little or no access to them outside of school. The Company is one of the leading sponsors of Writer's Harvest, an annual series of readings held across the country sponsored by Share our Strength, one of the nation's foremost anti-poverty organization.

         Proprietary Product. The Company features titles published under the

Barnes & Noble Books imprint in its retail stores and mail-order catalogs. During fiscal 1997, sales of Barnes & Noble's self-published titles grew over 30% in terms of retail dollars over fiscal 1996. During 1997 the Company introduced more titles under its own imprint, bringing its total catalog of self-published books to over 1,500 titles. Sales of these books enable the Company to distinguish its product offerings from those of its competitors and offer customers high quality books at excellent values while generating attractive gross margins.

         Merchandising and Marketing

         The Company's merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 175,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store's customers. Before a store opens, the Company's buyers study the community and customize the title selection with offerings from the store's local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers' selection to the interests, lifestyles and demands of the store's local customers. The Company's proprietary database, which includes catalogued sales rankings of over 650,000 titles in over 110 subjects, provides each store with comprehensive title selections in those subjects in which it seeks to expand. During 1997, the Company began rolling out the next generation of its state-of-the-art store system. The new store system greatly enhances store-level customer service and productivity with its extremely fast register transactions and its title database with more than one million titles designed specifically for book browsing. The roll-out will be substantially completed in 1998.

         Store Locations and Properties

         The Company's experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers or freestanding buildings. The Company has been successful in converting existing structures into dynamic bookstores in the Barnes & Noble store format such as conversions of old movie theaters, bowling alleys and landmark buildings.

         The number of Barnes & Noble stores located in each state and the District of Columbia as of January 31, 1998 are listed below:

                      NUMBER                                 NUMBER

STATE                OF STORES           STATE              OF STORES
-----                ---------           -----              ---------

Alaska                     1             Montana                     3
Alabama                    5             Nebraska                    3
Arizona                   11             Nevada                      5
Arkansas                   2             New Hampshire               3
California                70             New Jersey                 15
Colorado                  13             New Mexico                  2
Connecticut               10             New York                   31
Dist. Of Columbia          1             North Carolina             13
Florida                   35             North Dakota                2
Georgia                   10             Ohio                       14
Hawaii                     1             Oklahoma                    5
Idaho                      3             Oregon                      8
Illinois                  20             Pennsylvania               14
Indiana                    6             Rhode Island                1
Iowa                       2             South Carolina              5
Kansas                     4             South Dakota                1
Kentucky                   3             Tennessee                   8
Louisiana                  5             Texas                      52
Maine                      1             Utah                        7
Maryland                   6             Vermont                     1
Massachusetts             14             Virginia                   11
Michigan                  13             Washington                 13
Minnesota                 14             Wisconsin                   6
Mississippi                1             Wyoming                     1
Missouri                   8


         Expansion

         The Company believes its Barnes & Noble store format offers the greatest opportunity to increase its share of the expanding consumer book market and intends to strengthen its position as the world's leading operator of book superstores by opening approximately 60 new stores during fiscal 1998.

         All stores will be opened under the Barnes & Noble Booksellers trade name, and positions in those stores will be filled from within the Company wherever possible.

         The Company anticipates that its expansion plans will be supported by a combination of continuing strong demand for consumer books, which has grown over the past five years at a rate of 5.0% compounded annually according to Veronis, Suhler & Associates Communications Industry Forecast ("Veronis Suhler") and incremental sales generated by new stores.

         Demographic trends in the United States support the prospect of continued growth in the retail book industry. The principal book buying population is between 45 and 64 years of age. According to the U.S. Bureau of the Census, over the next five years this age group is expected to increase 17%.

B. Dalton Stores

         General

         The Company is the second largest operator of mall bookstores in the United States*. During fiscal 1997, B. Dalton generated revenues of approximately $509.4 million, or 18.2% of the Company's total revenues, compared with 23.1% of total Company revenues during fiscal 1996.

         Most B. Dalton stores range in size from 2,800 to 6,000 square feet. These stores stock between 15,000 and 25,000 titles, feature new releases, bestsellers and children's books, and carry a solid selection of titles in categories such as business, computers, cooking and reference. B. Dalton employs a market-by-market discount pricing strategy which generally discounts hardcover bestsellers from 15% to 25% off the publishers' suggested retail prices. B. Dalton also offers a Book$avers discount card for an annual fee which allows customers an additional 10% discount on substantially all purchases. The Company's 18 Doubleday and nine Scribner's bookstores utilize a more upscale format in select shopping malls and place a greater emphasis on hardcover and gift books.

         The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to superstore competition and, to a lesser extent, weaker overall consumer traffic in shopping malls. Part of the Company's strategy has been to close underperforming stores, which has resulted in the closing of more than 50 B. Dalton stores per year since 1989 as leases come up for renewal.


--------

* Based upon sales reported in trade publications and public filings.

         The Company has also been expanding the size of some of its new B. Dalton stores and is seeking better locations within malls. A new B. Dalton prototype was developed for this purpose; more than 100 new or converted stores have been opened in the new format and are performing, on average, better than the remaining store base.

         Merchandising and Marketing

           Each B. Dalton store carries a solid selection of core titles within a variety of subject categories which are supplemented by new releases, bestsellers and other titles specially selected to meet local demand. B.

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

         Store Locations and Properties

           Approximately 90% of B. Dalton stores are located in enclosed regional shopping malls. The remaining stores are located in strip shopping centers and central business districts. Site selections and lease renewals for all B. Dalton stores are made after an extensive review of demographic data, mall tenants, location within the mall and competitive factors.

         The number of B. Dalton stores located in each state and the District of Columbia as of January 31, 1998 are listed below:


                     NUMBER                                        NUMBER
STATE               OF STORES            STATE                     OF STORES
-----               ---------            -----                    ---------
Alabama                   1              Montana                      4
Arizona                  12              Nebraska                     3
Arkansas                  1              Nevada                       3
California               78              New Hampshire                2
Colorado                 11              New Jersey                  13
Connecticut               6              New Mexico                   2
Dist. Of Columbia         4              New York                    22
Florida                  27              North Carolina              12
Georgia                  13              North Dakota                 4
Idaho                     3              Ohio                        24

Illinois                 21              Oklahoma                     4
Indiana                   8              Oregon                       6
Iowa                     11              Pennsylvania                24
Kansas                    7              South Carolina               7
Kentucky                  3              South Dakota                 2

Louisiana                12              Tennessee                    5
Maine                     2              Texas                       36
Maryland                 12              Utah                         6
Massachusetts             8              Virginia                    15
Michigan                 25              Washington                  16
Minnesota                23              West Virginia                1
Mississippi               1              Wisconsin                   10
Missouri                 16              Wyoming                      2

         The Company remains committed to opening stores in new shopping mall projects which meet the Company's return on investment criteria and anticipates opening four new B. Dalton stores during the 52 weeks ending January 30, 1999. Given the declining rate of new mall development and the Company's continuing plans to close B. Dalton stores, the Company anticipates it will continue to realize a decline in the number of B. Dalton stores during 1998 primarily due to lease expirations. During fiscal 1997, the Company opened 4 B. Dalton stores and closed 53 stores, primarily as a result of electing not to renew expiring leases.

BarnesandNoble.com

         General

         During March of 1997, the Company, through its wholly owned subsidiary BarnesandNoble.com Inc., became the exclusive bookseller in America Online's marketplace (keyword: BarnesandNoble), linking the world's largest bookseller with the world's most popular Internet online service. America Online provides its over 12 million members with access to the proprietary database of BarnesandNoble.com, and enables the Company to directly reach a well-established online community. The exclusive four-year agreement gives BarnesandNoble.com an extensive presence throughout America Online. In May of 1997, BarnesandNoble.com launched its own Web site. The Company believes that it brings significant competitive advantages to the online bookselling market, including its distribution expertise, proprietary title database, large customer base and established brand recognition. BarnesandNoble.com employs a discount pricing strategy of 30% to 40% off publishers' suggested retail prices for hardcover and 20% off publishers' suggested retail prices for paperback.

         The Company's database of every book in print is powered by a proprietary search engine that allows users to locate books by author, title or subject. To further tailor customers' searches, BarnesandNoble.com includes book descriptions, reviews and author interviews on hundreds of thousands of titles, along with recommendations by the Company's editors and the Company's online community of readers. From the latest bestsellers and new releases to diverse titles from small presses and university publishers, the Company has more books available for same-day shipping from the Company's distribution center than any online bookseller. Currently, the Company offers almost 600,000 titles for same-day shipping covering almost 90% of orders placed through BarnesandNoble.com. In 1997, over 250,000 customers in 149 countries purchased their books from BarnesandNoble.com.

         Merchandising and Marketing

         Since the launch of BarnesandNoble.com, the Company has aggressively pursued and won marketing and distribution deals with the Web's leading content, search and commerce sites. These deals serve to extend the reach of BarnesandNoble.com by creating links to high traffic sites, such as Lycos, CNN Interactive, Discovery Channel Online, ZD Net, The New York Times, Time Inc., New Media and USA Today. The reach was further extended by the thousands of additional Web sites that have joined the Company's innovative affiliate network. All of the affiliates earn commissions based upon sales generated from the traffic they direct to BarnesandNoble.com. The Company also entered into a partnership with Disney Online, in which BarnesandNoble.com is the exclusive bookseller for their site and operates a Disney bookstore on the BarnesandNoble.com site. BarnesandNoble.com has a dedicated management team of e-commerce marketing and technology professionals. As a leader in the fast-growing world of e-commerce, the Company intends to actively advertise and further develop affiliate relationships.

Other Strategies

         Proprietary Publishing. With publishing and distribution rights to over 1,500 titles covering a wide range of subject categories, the Company further differentiates its product offerings from those of its competitors by publishing books under its own Barnes & Noble Books imprint for exclusive sale in its retail stores, direct mail catalogs and BarnesandNoble.com. As part of this activity, the Company licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. These books are published under the Barnes & Noble Books imprint. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

         Books published by the Company are featured prominently in the Company's direct-mail catalogs, in the front of the Company's stores, and on the BarnesandNoble.com Web site. The Company is continuing to expand the scope of its publishing program by increasing the number of titles it publishes, particularly dictionaries, reference books, children's books and classics. During the 52 weeks ended January 31, 1998, sales of the Company's proprietary books increased 30% over proprietary book sales during the 53 weeks ended February 1, 1997.

         Mail-Order. Complementing its leadership position as the world's largest bookseller, Barnes & Noble is the world's largest supplier of books through direct-mail catalogs*. The Company mails over 15 million catalogs each year to its in-house mailing list of over one million customers. The Company acquires new customers by mailing additional catalogs to potential customers on targeted mailing lists, as well as by placing catalog-request ads in national and local newspapers and upscale magazines. Through the direct-mail catalogs, the Company sells publishers' remainders and imported books at up to 80% off publishers' suggested retail prices, as well as the Company's self-published books under its Barnes & Noble Books imprint. The Company believes that its extensive catalog mailings over the past eleven years have


--------

* Based upon sales reported in trade publications and public filings.

created substantial name recognition in the United States and internationally, which has benefited both the retail stores and the online business.

         Strategic Investments. The Company maintains an equity investment in Chapters, Inc., an Ontario corporation which is publicly traded on the Toronto Stock Exchange. Chapters is the largest book retailer in Canada and the third largest in North America*, operating 347 bookstores, including 29 superstores. The Company also maintains an equity investment in Calendar Club L.L.C., an operator of seasonal calendar kiosks in the United States and internationally.

Store Operations

         The Company has seasoned management teams for its Barnes & Noble and
B. Dalton stores, including those for real estate, merchandising and store operations. Field management includes regional store directors and district managers supervising multiple store locations. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full- and part-time booksellers. By comparison, each Barnes & Noble store generally employs a manager, two assistant managers and approximately 40 full- and part-time booksellers. Most Barnes & Noble stores also employ a full-time community relations manager. The Company's large employee base provides the Company with experienced booksellers to fill positions in the Company's new Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

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


Purchasing

         Barnes & Noble's buyers negotiate terms, discounts and cooperative advertising allowances with publishers for all of the Company's bookstores. The Company's increased use of its distribution center enables it to maximize available discounts and the Company's multiple strategies greatly enhance its ability to create customized marketing programs with many of its vendors. The Company has teams of buyers who specialize in customizing inventory for each of the Company's bookselling strategies. Store inventories are further customized by the store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network.

         The Company purchases books on a regular basis from over 1,600 publishers and approximately 50 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 47% of the Company's book purchases during the 52 weeks ended January 31, 1998, and no single supplier accounted for more than 16% of the Company's purchases during this period. Consistent with retail book industry practice, substantially all of the Company's book purchases are returnable for full credit, a practice which substantially reduces the Company's risk of inventory obsolescence.

         Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers' cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. However, these limitations are mitigated by (i) the substantial number of titles available (over one million), (ii) the Company's ability to maximize available discounts and (iii) its positive relationships with publishers, which are enhanced by the Company's significant purchasing volume.

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

Distribution

         Over the past three years, the Company has invested significant capital in its systems and technology, by building new platforms, implementing new software applications and opening a new distribution center. During September 1996 the Company opened a new state-of-the-art 344,000 square foot distribution facility in South Brunswick, New Jersey. Historically, the Company replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. Significantly more inventory is sourced through the Company's new distribution center which provides increased gross margins through more direct buying from publishers rather than wholesalers, improved store-level just-in-time deliveries to yield higher sales volumes, and increased inventory turnover.

         In addition, the Company's distribution network provides a significant competitive advantage for BarnesandNoble.com. By stocking nearly 600,000 titles, the Company is currently in a position to provide overnight delivery service to its online customers at gross margins which can allow the Company to offer very deep discounts. The Company plans to significantly increase the number of titles in the distribution center in the next year.

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

         Building on the Company's previous proprietary inventory management system, during 1996 the Company introduced a new client server store system ("BookMaster"). BookMaster is an inventory management system with integrated point of sale features that utilizes a proprietary data-warehouse-based replenishment system. It enhances communications and real-time access to our network of stores, distribution center and wholesalers. In addition, implementation of just-in-time replenishment has provided for more rapid replenishment of books to all stores. The BookMaster system roll-out will be substantially completed in 1998.

         The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

         Year 2000. The Company is continuing its comprehensive evaluation of all computer systems and microprocessors and is in the process of replacing, modifying and/or converting those systems which are not yet year 2000 compliant. The incremental cost over the next two years is being determined as part of the continuing evaluation. Management does not expect such costs to have a material adverse effect on the financial position or results of operations of the Company.

Competition


         The retail bookselling business is highly competitive. The Company competes in the superstore business with Borders Group, Inc. and other national chains which have substantially fewer superstores than the Company, and in the mall bookstore business with Walden Book Company, Inc., a subsidiary of Borders Group, Inc. and the largest operator of mall bookstores in the country*. The Company also competes with regional chains, as well as independent single store operators, local multi-store operators, department stores, variety discounters, drug stores and warehouse clubs. Many of the Company's competitors have been expanding in both store size and number of outlets. The Company competes with Internet-based competition from numerous booksellers including online companies, such as Amazon.com, traditional book retailers and publishers. The Company expects future online competition to intensify.

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

--------

* Based upon sales reported in trade publications and public filings.

Employees

         The Company currently employs approximately 3,500 full-time salaried, 11,000 full-time hourly and between 15,000 and 17,000 part-time hourly employees. The fluctuation in the number of part-time hourly employees is due to the seasonality of the business. The Company's employees are not represented by unions and the Company believes that its relationship with its employees is excellent.

ITEM 2.  PROPERTIES

         All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of ten or fifteen years with one or more renewal options. The terms of the Barnes & Noble store leases for its 482 leased stores open as of January 31, 1998 expire as follows:



Lease Terms to Expire During                                Number of
(twelve months ending on or about January 31)                Stores
                                                          -------------

1999..................................................            3
2000..................................................            8
2001..................................................            5
2002..................................................            9
2003..................................................           39
2004 and later........................................          418

         All B. Dalton stores are leased. The leases generally provide for an initial ten-year term with no renewal option. The terms of the 528 B. Dalton leases as of January 31, 1998 expire as follows:


Lease Terms to Expire During                                 Number of
(twelve months ending on or about January 31)                  Stores


1999...................................................         150
2000...................................................          58
2001...................................................          78
2002...................................................          46
2003...................................................          32
2004 and later.........................................         164


         The Company generally has been able to renew expiring leases on favorable terms, and believes that renewals of leases expiring in the future will not have a material adverse effect on the Company's financial condition or results of operations.

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

         In March 1998, the American Booksellers Association ("ABA") and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BKS". The following table sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape (restated to adjust for the two-for-one stock-split effected September 22, 1997).

                             Fiscal 1997                  Fiscal 1996
                      ---------------------------    -----------------------
                          High          Low            High          Low
                      -------------  ----------      ----------    ---------
First Quarter            $19 15/16    15  3/16        $18  1/8      11   7/8
Second Quarter            25   1/2    18   1/2         18  7/8      14   3/8
Third Quarter             32   1/4    22   3/8         17  7/8      14 13/16
Fourth Quarter            34   1/4    25 13/16         17 3/16      12   7/8


Approximate Number of Holders of Common Equity

                                                    Approximate
                                                     Number of
                                                  Record Holders
                                                       as of
      Title of Class                              March 30, 1998
                                               ----------------------
      Common stock, $0.001 par value                   1,296


Dividends

         The terms of the Company's debt agreements restrict payment of cash dividends. During the 52 weeks ended January 31, 1998, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The information included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998 (the "Annual Report") under the section entitled "Selected Financial Data" is incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         The information included in the Annual Report under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included in the Annual Report under the sections entitled: "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 31, 1998 (the "Proxy Statement").

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

          (ii) The information included in the Annual Report under the sections entitled: "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" are incorporated herein by reference.

     2.  Schedules:

         All schedules are omitted because the information is either not applicable or is contained in the consolidated financial statements incorporated herein by reference.

     3.  Exhibits:

         The following are filed as Exhibits to this form:

  Exhibit
    No.                               Description
------------                          -----------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.(1)

3.2 Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996.(2)

3.3      Amended and Restated By-laws of the Company.(1)

3.4      Amendment to the Company's By-laws adopted May 31, 1995.(3)

4.1      Specimen Common Stock certificate. (1)

10.1 Amended and Restated Credit Agreement, dated as of November 18, 1997, among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent (the "Agent") and the Banks party thereto. (5)

10.2 Pledge and Security Agreement dated as of March 15, 1996, among the Company, its subsidiaries and the Agent. (4)

10.3 Amendment to the Pledge and Security Agreement dated as of November 18, 1997. (5)

10.4     1996 Incentive Plan. (2)

10.5     1991 Employee Incentive Plan. (1)

10.6     Extended Savings Plan. (1)

10.7     Amendment to the Extended Savings Plan dated as of December 22, 1995.
         (4)

10.8 Amended and Restated Employees' Retirement Plan dated as of January 1, 1998. (5)

10.9     Supplemental Compensation Plan. (7)

10.10 License Agreement for "Barnes & Noble" service mark, dated as of February 11, 1987. (1)

10.11 Consents to "Barnes & Noble" License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (4)

10.12 License Agreement for "Doubleday Book Shops" service mark, dated as of May 31, 1990. (1)

10.13 License Agreement for "Scribner's Bookstores" mark, dated as of February 21, 1989. (1)


10.14 Lease dated June 3, 1987 between B. Dalton, as tenant, and Bromley Rockleigh Associates, L.P., as landlord.(1)

10.15 Services Agreement, dated as of November 16, 1992, between Barnes & Noble Bookstores, Inc. and the Company.(1)

10.16 Aircraft Use Agreement, dated as of June 30, 1993, between the Company and B&N Aircraft Company, Inc. (6)

10.17 Asset Purchase Agreement dated as of July 29, 1996 among NeoStar Retail Group, Inc. (and its wholly owned subsidiary, Software Etc. Stores, Inc.) and Barnes & Noble, Inc. (8)

10.18 Stock Option and Repurchase Agreements, dated as of August 1, 1988, between the Company and each of Mitchell S. Klipper and Stephen Riggio, as

  Exhibit
    No.                               Description
------------                          -----------

         amended November 16, 1992. (6)

10.19 Stock Option Certificates, dated March 15, 1993, granting options to purchase Common Stock to each of Mitchell S. Klipper, Stephen Riggio and Irene R. Miller pursuant to the Company's 1991 Employee Incentive Plan. (6)

10.20 Employment Agreements between the Company and each of Mitchell S. Klipper and Stephen Riggio, dated as of April 1, 1993 and July 15, 1993, respectively (collectively the "Employment Agreements"). (6)

10.21 Amendment to each of the Employment Agreements dated as of April 1, 1998. (5)

10.22 Stock Option Certificates, dated September 28, 1993, granting options to purchase Common Stock to Leonard Riggio, Mitchell S. Klipper and Stephen Riggio. (9)

13.1 The sections of the Company's Annual Report entitled: "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "The Report of Independent Certified Public Accountants".(5)

21.1     List of subsidiaries. (5)


23.1     Consent of BDO Seidman, LLP. (5)

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


                                                BARNES & NOBLE, INC.
                                                 (Registrant)

                                                 By: /s/ Leonard Riggio
                                                     --------------------------
                                                 Leonard Riggio, Chairman
                                                    of the Board and Chief
                                                    Executive Officer
                                                    May 1, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                      Title                                         Date
----                                      -----                                         ----
/s/ Leonard Riggio                        Chairman of the Board and Chief               May 1, 1998
------------------------------------          Executive Officer
  Leonard Riggio

/s/ Stephen Riggio                        Vice Chairman                                 May 1, 1998
------------------------------------
  Stephen  Riggio

/s/ Michael N. Rosen                      Secretary and Director                        May 1, 1998
------------------------------------
  Michael N. Rosen

/s/ Matthew A. Berdon                     Director                                      May 1, 1998
------------------------------------
  Matthew A. Berdon

/s/ William Dillard, II                   Director                                      May 1, 1998
------------------------------------
  William Dillard, II

/s/ Jan Michiel Hessels                   Director                                      May 1, 1998
------------------------------------
  Jan Michiel Hessels


/s/ Irene R. Miller                       Director                                      May 1, 1998
------------------------------------
  Irene R. Miller

/s/ Margaret T. Monaco                    Director                                      May 1, 1998
------------------------------------
  Margaret T. Monaco

/s/ William Sheluck, Jr.                  Director                                      May 1, 1998
------------------------------------
  William Sheluck, Jr.