Form 10-Q
period 1998-05-02
BARNES & NOBLE INC
filed 1998-06-16
CIK 890491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 2, 1998

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                        Commission File Number: 1-12302

                             BARNES & NOBLE, INC.
                             --------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  06-1196501
               --------                                  ----------
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

         122 Fifth Avenue, New York, NY                     10011
         ------------------------------                     -----
    (Address of Principal Executive Offices)              (Zip Code)

                                (212) 633-3300
                                --------------
             (Registrant's Telephone Number, Including Area Code)


             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of $.001 par value common stock outstanding as of May 29, 1998: 68,242,752.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES

                                  May 2, 1998

                              Index to Form 10-Q

                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION

Item 1:   Financial Statements

          Consolidated Statements of Operations - For the 13 weeks ended
            May 2, 1998 and May 3, 1997 ....................................   3

          Consolidated Balance Sheets - May 2, 1998, May 3, 1997 and
            January 31, 1998 ...............................................   4

          Consolidated  Statements  of Cash Flows - For the 13 weeks ended
            May 2, 1998 and May 3, 1997.....................................   6

          Notes to Consolidated Financial Statements........................   7

Item 2:   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   9

PART II - OTHER INFORMATION.................................................

Item 1.   Legal Proceedings.................................................  13

Item 6.   Exhibits and Reports on Form 8-K..................................  13

                        PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (thousands of dollars, except per share data)
                                  (unaudited)


                                                           13 weeks ended
                                                   ----------------------------
                                                       May 2,           May 3,
                                                        1998            1997
                                                   ------------    ------------

Revenues ......................................... $    666,344         595,731

Cost of sales and occupancy ......................      492,114         448,217
                                                   ------------    ------------

    Gross profit .................................      174,230         147,514
                                                   ------------    ------------

Selling and administrative expenses ..............      149,608         122,811
Depreciation and amortization ....................       21,923          17,747
Pre-opening expenses .............................        2,604           3,854
                                                   ------------    ------------

    Operating profit .............................           95           3,102

Interest (net of interest income of $105 and $112,
    respectively) and amortization of deferred
    financing fees ...............................        5,750           9,648
                                                   ------------    ------------

       Loss before benefit for income taxes ......       (5,655)         (6,546)

Benefit for income taxes .........................       (2,320)         (2,685)
                                                   ------------    ------------

    Net loss ..................................... $     (3,335)         (3,861)
                                                   ============    ============

Net loss per common share
       Basic ..................................... $      (0.05)          (0.06)
       Diluted ................................... $      (0.05)          (0.06)

Weighted average common shares outstanding
       Basic .....................................   68,101,000      66,441,000
       Diluted ...................................   68,101,000      66,441,000


See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (thousands of dollars, except per share data)


                                                                                    May 2,              May 3,           January 31,
                                                                                     1998                1997                1998
                                                                                  ----------          ----------          ----------
                                                                                            (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents ..........................................          $   10,801              10,347              12,697
    Receivables, net ...................................................              29,997              40,433              43,858
    Merchandise inventories ............................................             856,582             731,483             852,107
    Prepaid expenses and other current assets ..........................              99,178              76,654              68,902
                                                                                  ----------          ----------          ----------
      Total current assets .............................................             996,558             858,917             977,564
                                                                                  ----------          ----------          ----------

Property and equipment:

    Land and land improvements .........................................                 681                 681                 681
    Buildings and leasehold improvements ...............................             352,083             333,867             347,598
    Fixtures and equipment .............................................             392,814             307,575             378,058
                                                                                  ----------          ----------          ----------
                                                                                     745,578             642,123             726,337
      Less accumulated depreciation and amortization

                                                                                     265,650             198,151             244,207
                                                                                  ----------          ----------          ----------
             Net property and equipment ................................             479,928             443,972             482,130
                                                                                  ----------          ----------          ----------

Intangible assets, net .................................................              89,423              92,680              90,237
Other noncurrent assets ................................................              40,704              51,601              41,240
                                                                                  ----------          ----------          ----------

    Total assets .......................................................          $1,606,613           1,447,170           1,591,171
                                                                                  ==========          ==========          ==========

                                                                   (Continued)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (thousands of dollars, except per share data)

                                                                                    May 2,              May 3,           January 31,
                                                                                     1998                1997                1998
                                                                                  ----------          ----------          ----------
                                                                                            (unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility ..........................................          $     --                79,300                --
    Accounts payable ...................................................             432,711             364,166             459,795
    Accrued liabilities ................................................             215,524             209,160             253,050
                                                                                  ----------          ----------          ----------
       Total current liabilities .......................................             648,235             652,626             712,845
                                                                                  ----------          ----------          ----------

Long-term debt .........................................................             358,600             290,000             284,800
Other long-term liabilities ............................................              65,382              50,570              61,771

Shareholders' equity:

    Common stock; $.001 par value; 100,000,000
       shares authorized;  68,235,489, 66,506,674 and
       67,921,830 shares issued and outstanding,
       respectively ....................................................                  68                  67                  68
    Additional paid-in capital .........................................             474,836             448,110             468,860
    Retained earnings ..................................................              59,492               5,797              62,827
                                                                                  ----------          ----------          ----------
       Total shareholders' equity ......................................             534,396             453,974             531,755
                                                                                  ----------          ----------          ----------

Commitments and contingencies
                                                                                  ----------          ----------          ----------

    Total liabilities and shareholders' equity .........................          $1,606,613           1,447,170           1,591,171
                                                                                  ==========          ==========          ==========


See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (thousands of dollars)
                                  (unaudited)


                                                                                                               13 weeks ended
                                                                                                       ----------------------------
                                                                                                        May 2,               May 3,
                                                                                                         1998                 1997
                                                                                                       --------            --------
Cash flows from operating activities:
    Net loss ...............................................................................           $ (3,335)             (3,861)
    Adjustments  to reconcile net loss to net cash flows from operating activities:
          Depreciation and amortization ....................................................             22,010              18,243
          Loss on disposal of property and equipment .......................................                205                  54
          Increase in other  long-term  liabilities  for scheduled rent
              increases in long-term leases ................................................              3,565               4,123
          Changes in operating assets and liabilities, net .................................            (85,452)            (34,941)
                                                                                                       --------            --------
              Net cash flows from operating activities .....................................            (63,007)            (16,382)
                                                                                                       --------            --------

Cash flows from investing activities:
    Purchases of property and equipment ....................................................            (19,314)            (26,191)
    Proceeds from sales of property and equipment ..........................................                200                --
    Net decrease (increase) in other noncurrent assets .....................................                449                (673)
                                                                                                       --------            --------
       Net cash flows from investing activities ............................................            (18,665)            (26,864)
                                                                                                       --------            --------

Cash flows from financing activities:
    Net increase in revolving credit facility ..............................................             73,800              39,300
    Proceeds from exercise of common stock options including related
       tax benefits ........................................................................              5,976               1,846
                                                                                                       --------            --------
         Net cash flows from financing activities ..........................................             79,776              41,146
                                                                                                       --------            --------

Net decrease in cash and cash equivalents ..................................................             (1,896)             (2,100)

Cash and cash equivalents at beginning of period ...........................................             12,697              12,447
                                                                                                       --------            --------

Cash and cash equivalents at end of period .................................................           $ 10,801              10,347
                                                                                                       ========            ========

Changes in operating assets and liabilities, net:
    Receivables, net .......................................................................           $ 13,861               5,125
    Merchandise inventories ................................................................             (4,475)                720
    Prepaid expenses and other current assets ..............................................            (30,276)                 93
    Accounts payable and accrued liabilities ...............................................            (64,562)            (40,879)
                                                                                                       --------            --------

       Changes in operating assets and liabilities, net ....................................           $(85,452)            (34,941)
                                                                                                       ========            ========

Supplemental cash flow information:
    Cash paid during the period for:
       Interest ............................................................................           $  5,171               3,673
       Income taxes ........................................................................           $ 14,918              13,331


See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
              For the 13 weeks ended May 2, 1998 and May 3, 1997
                            (thousands of dollars)
                                  (unaudited)


         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 2, 1998 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 31, 1998. The Company follows the same accounting policies in preparation of interim reports. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

         Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 2, 1998 are not indicative of the results to be expected for the 52 weeks ending January 30, 1999.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 84%, 79% and 83% of the Company's merchandise inventories as of May 2, 1998, May 3, 1997 and January 31, 1998, respectively. The remaining merchandise inventories are valued on the last-in, first-out
(LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $4,352, $8,800 and $5,102 as of May 2, 1998, May 3, 1997 and January 31, 1998, respectively.

(2)      Income Taxes

         The tax provisions for the periods ended May 2, 1998 and May 3, 1997 are based upon management's estimate of the Company's annualized effective tax rate.

(3)      Recent Accounting Pronouncements

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The pronouncement requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. In accordance with SOP 98-1, the Company will adopt its provisions effective for the fiscal year ending January 29,

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
              For the 13 weeks ended May 2, 1998 and May 3, 1997
                            (thousands of dollars)
                                  (unaudited)


2000. Adoption is not expected to have a material effect on the Company's consolidated financial statements as the Company's policies are substantially in compliance with SOP 98-1.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. In accordance with SOP 98-5, the Company will adopt its provisions effective for the fiscal year ending January 29, 2000. The impact of adoption of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

         In 1997 the Company adopted Statement of Financial Accounting Standards No. 128 , "Earnings per Share" (SFAS 128). Under SFAS 128, the presentation of primary and fully diluted earnings per share is replaced by basic and diluted earnings per share. Basic earnings per common share includes no dilutive effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. For the first quarter of 1998 and 1997 incremental shares attributed to outstanding stock options were not included because the result would be anti-dilutive. All historical data weighted average share and per share amounts have been restated to reflect the adoption of SFAS 128.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $10.8 million as of May 2, 1998 compared with $10.3 million as of May 3, 1997. Consolidated cash flows from operating activities, net of capital expenditures, for the last twelve months rose to $7.6 million, up from a deficit of ($8.0) million during the prior period. During the 13 weeks ended May 2, 1998, consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) increased $1.2 million to $22.0 million from $20.8 million. During the first quarter, the Company's wholly owned subsidiary, barnesandnoble.com, reported a loss before interest, taxes, depreciation and amortization of ($12.2) million reflecting continuing strategic investment spending and increased operating costs. For the first quarter, EBITDA in the retail business increased $13.1 million to $34.2 million from $21.1 million during the prior year period, reflecting higher gross margins and improving expense leverage (primarily in Barnes & Noble store operating, rental and pre-opening costs).

Merchandise inventories increased $125.1 million to $856.6 million as of May 2, 1998, compared with $731.5 million as of May 3, 1997. The increase supported the Company's revenue growth of 11.9% and a planned expansion in the Company's distribution center inventory to over 600,000 titles available for immediate shipping to both online customers and the retail stores.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements, store relocations/remodels and capital expenditures incurred by barnesandnoble.com. Capital expenditures totaled $19.3 million and $26.1 million during the 13 weeks ended May 2, 1998 and May 3, 1997, respectively. Capital expenditures during the first quarter of 1998 reflected the opening of 14 fewer new Barnes & Noble stores compared with the same period of the prior year.

The ratio of debt to equity was 0.67:1.00 as of May 2, 1998, compared with 0.81:1.00 as of May 3, 1997. This significant improvement during a period of record growth is the result of the Company's continued positive cash flows, expanded gross margin, improved operating leverage and strong emphasis on working capital management.

Total debt decreased 2.9% to $358.6 million as of May 2, 1998 from $369.3 million as of May 3, 1997. Average borrowings under the Company's senior credit facility were $347.7 million and $355.2 million during the 13 weeks ended May 2, 1998 and May 3, 1997, respectively, and peaked at $380.8 million and $380.2 million during the same periods. The reduced average borrowings, which were accomplished during a period of 11.9.% revenue growth and strategic investment in barnesandnoble.com, reflect the Company's commitment to working capital management and expense controls.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.

The Company is continuing its comprehensive evaluation of all computer systems and microprocessors and is in the process of replacing, modifying and/or converting those systems which are not yet Year 2000 compliant. The incremental costs over the next two years are being determined as part of the continuing evaluation. Management does not expect such costs to have a material adverse impact on the financial position or results of operations of the Company.

The Company did not declare or pay any cash dividends during the 13-week periods ended May 2, 1998 and May 3, 1997.

Results of Operations

13 weeks ended May 2, 1998 compared with the 13 weeks ended May 3, 1997

Revenues

During the 13 weeks ended May 2, 1998, the Company's revenues grew 11.9% to $666.3 million from $595.7 million during the 13 weeks ended May 3, 1997. During the first quarter, Barnes & Noble store revenues rose 14.4% to $551.0 million from $481.6 million during the same period a year ago. As a percentage of total revenues, Barnes & Noble store revenues represented 82.7% of consolidated revenues during 1998, up from 80.8% during 1997.

During the first quarter, the 14.4% increase in Barnes & Noble store revenues resulted from a same store sales gain of 6.1% coupled with 51 new stores opened since May 3, 1997 which contributed a 13.1% increase in square footage. Management attributed the strong same store sales performance to, among other things, an increase in the number of stores eligible for inclusion in the same store sales base and a reduction in self-cannibalization. The number of comparable Barnes & Noble stores, as a percentage of total Barnes & Noble stores, increased to 85.5% as of May 2, 1998 compared with 74.0% as of May 3, 1997. First quarter revenues generated by barnesandnoble.com rose to $9.4 million, a 14.1% increase over revenues of $8.2 million reported for its fourth quarter of fiscal 1997, continuing a string of successive double digit quarterly increases.

During the first quarter, B. Dalton revenues, which represented 15.1% of total revenues in comparison with 18.2% during 1997, declined 7.7% primarily as a result of store closings and a 6.4% reduction in its square footage since May 3, 1997. In addition, B. Dalton's same store sales were flat during the first quarter.

During the first quarter, the Company opened two Barnes & Noble stores and closed four, bringing its total number of Barnes & Noble stores to 481 with
10.8 million square feet. The Company closed eight B. Dalton stores, ending the period with 520 B. Dalton stores and 2.0 million square feet. As of May 2, 1998 the Company operated 1,001 stores in 49 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended May 2, 1998, cost of sales and occupancy increased $43.9 million, or 9.8%, to $492.1 million from $448.2 million during the 13 weeks ended May 3, 1997. As a percentage of revenues, cost of sales and occupancy decreased to 73.9% during the first quarter from 75.2% during the same period one year ago. Less reliance on wholesalers due to increased fulfillment through the Company's distribution center, a better sales mix and enhancements to the Company's inventory replenishment system, resulted in a higher in-stock position and improved gross margins.

Selling and Administrative Expenses

Selling and administrative expenses increased $26.8 million to $149.6 million during the 13 weeks ended May 2, 1998 from $122.8 million during the 13 weeks ended May 2, 1997. During the first quarter, selling and administrative expenses increased as a percentage of revenues to 22.4% from 20.6% during the prior year period. The increase was primarily attributable to increased operating costs associated with the Company's strategic investment in barnesandnoble.com.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $4.2 million, or 23.5%, to $21.9 million from $17.7 million during the same period last year, as a result of the depreciation on the 51 new Barnes & Noble stores opened since May 3, 1997 and depreciation attributable to barnesandnoble.com's capital expenditures.

Pre-opening Expenses

Pre-opening expenses decreased $1.3 million, or 32.4%, to $2.6 million during the 13 weeks ended May 2, 1998 from $3.9 million during the 13 weeks ended May 3, 1997, primarily as a result of 36 fewer Barnes & Noble store openings during the 52 weeks ended May 2, 1998 in comparison to the corresponding prior year period.

Operating Profit

The Company's consolidated operating profit decreased to $0.1 million during the 13 weeks ended May 2, 1998 from $3.1 million during the 13 weeks ended May 3, 1997. barnesandnoble.com's first quarter operating loss of ($13.6) million was offset by a $13.7 million operating profit generated by the retail business. The $13.7 million operating profit for the retail business was up over 300% from $3.4 million in the prior year, reflecting strong Barnes & Noble store revenue gains, expanding gross margins and increasing operating leverage.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.8 million during the 13 weeks ended May 2, 1998 from $9.6 million during the 13 weeks ended May 3, 1997. Interest expense decreased due to a decrease in the average interest rate on borrowings as a result of the Company's refinancing of its senior credit facility in November 1997 and lower average borrowings during the 13 weeks ended May 2, 1998 as compared with the 13 weeks ended May 3, 1997.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended May 2, 1998 was $ 2.3 million compared with $2.7 million during the 13 weeks ended May 3, 1997. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($3.3) million during the 13 weeks ended May 2, 1998 compared with a net loss of ($3.9) million during the 13 weeks ended May 3, 1997. During the first quarter, the net loss per common share was ($0.05) per share (based on 68.1 million shares) compared with a net loss of ($0.06) per share (based on 66.4 million shares) during the same period a year ago. The consolidated first quarter net loss reflects barnesandnoble.com's net loss of ($8.0) million or ($0.12) per share. Excluding barnesandnoble.com, net earnings for the Company's retail operations increased to $4.7 million or $0.07 per share during the 13 weeks ending May 2, 1998 compared with a net loss of ($3.7) million or ($0.06) per share during the 13 weeks ending May 3, 1997.

Forward-Looking Statements

This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to relocation suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company's online initiatives such as barnesandnoble.com, unanticipated increases in merchandise or occupancy costs, and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

In March 1998, the American Booksellers Association and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend this action.

In addition to the above action, various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibit filed with this Form 10-Q:

                   Exhibit 27 : Financial Data Schedule

          (b) No report on Form 8-K was filed by the registrant during the fiscal quarter for which this report is filed.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BARNES & NOBLE, INC.
                                            (Registrant)


Date:  June 16, 1998                   By:  /s/ Marie J. Toulantis
                                            ----------------------
                                            Marie J. Toulantis
                                            Executive Vice President, Finance