Form 10-Q
period 1998-08-01
BARNES & NOBLE INC
filed 1998-09-15
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 1, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________

                         Commission File Number: 1-12302
                                                 -------

                              BARNES & NOBLE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                  06-1196501
-------------------------------                  ------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

      122 Fifth Avenue, New York, NY                     10011
 ----------------------------------------              ----------
 (Address of Principal Executive Offices)              (Zip Code)

                                 (212) 633-3300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----      ------

Number of shares of $.001 par value common stock outstanding as of August 28, 1998: 68,585,134.

================================================================================

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                 August 1, 1998

                               Index to Form 10-Q




                                                                                                     Page No.
                                                                                                     --------
PART I -   FINANCIAL INFORMATION

Item 1:    Financial Statements

           Consolidated  Statements  of  Operations  - For the 13 weeks and the 26 weeks
               ended August 1, 1998 and August 2, 1997..................................               3

           Consolidated  Balance Sheets - August 1, 1998, August 2, 1997 and January 31,
               1998.....................................................................               4

           Consolidated  Statements  of Cash  Flows - For the 26 weeks  ended  August 1,
               1998 and August 2, 1997..................................................               6

           Notes to Consolidated Financial Statements...................................               7

Item 2:    Management's  Discussion  and Analysis of Financial  Condition and Results of
               Operations...............................................................              10

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings............................................................              17

Item 2.    Changes in Securities........................................................              17

Item 4.    Submission of Matters to a Vote of Security Holders..........................              18

Item 5.    Other Information............................................................              19

Item 6.    Exhibits and Reports on Form 8-K.............................................              19


                                          PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                                       BARNES & NOBLE, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                   (thousands of dollars, except per share data)
                                                    (unaudited)

                                                              ---------------------------------------------------------------------
                                                                     13 weeks ended                          26 weeks ended
                                                              -------------------------------      --------------------------------
                                                                August 1,          August 2,         August 1,          August 2,
                                                                  1998               1997               1998               1997
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $    675,009            617,748          1,341,353          1,213,479

Cost of sales and occupancy                                        492,726            458,935            984,840            907,152
                                                              ------------       ------------       ------------       ------------

      Gross profit                                                 182,283            158,813            356,513            306,327
                                                              ------------       ------------       ------------       ------------

Selling and administrative
    expenses                                                       160,558            129,079            310,166            251,890
Depreciation and amortization                                       22,838             18,926             44,761             36,673
Pre-opening expenses                                                 2,280              3,367              4,884              7,221
                                                              ------------       ------------       ------------       ------------

      Operating profit (loss)                                       (3,393)             7,441             (3,298)            10,543

Interest (net of interest income of $85, $107,
   $190 and $219, respectively) and
   amortization of deferred financing fees
                                                                     6,289              9,756             12,039             19,404
                                                              ------------       ------------       ------------       ------------


      Loss before benefit for income taxes                          (9,682)            (2,315)           (15,337)            (8,861)

Benefit for income taxes                                            (3,973)              (949)            (6,293)            (3,634)
                                                              ------------       ------------       ------------       ------------

    Net loss                                                  $     (5,709)            (1,366)            (9,044)            (5,227)
                                                              ============       ============       ============       ============


Net loss per common share
       Basic                                                  $      (0.08)             (0.02)             (0.13)             (0.08)
       Diluted                                                $      (0.08)             (0.02)             (0.13)             (0.08)

Weighted average common shares outstanding
       Basic                                                    68,354,000         66,820,000         68,227,000         66,630,000
       Diluted                                                  68,354,000         66,820,000         68,227,000         66,630,000


See accompanying notes to consolidated financial statements.

                                       BARNES & NOBLE, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                              (thousands of dollars)

                                                                                    August 1,          August 2,         January 31,
                                                                                      1998               1997               1998
                                                                                  -----------        -----------        ------------
                                                                                            (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                                                     $    9,615               8,768              12,697
    Receivables, net                                                                  39,399              46,970              43,858
    Merchandise inventories                                                          821,342             733,283             852,107
    Prepaid expenses and other current assets                                         92,732              86,930              68,902
                                                                                  ----------          ----------          ----------
      Total current assets                                                           963,088             875,951             977,564
                                                                                  ----------          ----------          ----------

Property and equipment:
    Land and land improvements                                                         3,247                 681                 681
    Buildings and leasehold improvements                                             359,653             341,099             347,598
    Fixtures and equipment                                                           423,047             321,289             378,058
                                                                                  ----------          ----------          ----------
                                                                                     785,947             663,069             726,337
      Less accumulated depreciation and amortization                                 285,719             212,294             244,207
                                                                                  ----------          ----------          ----------
             Net property and equipment                                              500,228             450,775             482,130
                                                                                  ----------          ----------          ----------

Intangible assets, net                                                                88,609              91,885              90,237
Other noncurrent assets                                                               42,538              59,180              41,240
                                                                                  ----------          ----------          ----------

    Total assets                                                                  $1,594,463           1,477,791           1,591,171
                                                                                  ==========          ==========          ==========

                                                                     (Continued)

                                       BARNES & NOBLE, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                   (thousands of dollars, except per share data)

                                                                                           August 1,      August 2,      January 31,
                                                                                             1998           1997            1998
                                                                                          ----------     ----------      ----------
                                                                                                 (unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving credit facility                                                             $     --            80,500            --
    Current portion of long-term debt                                                           --             7,500            --
    Accounts payable                                                                         392,326         394,043         459,795
    Accrued liabilities                                                                      201,226         191,250         253,050
                                                                                          ----------      ----------      ----------
       Total current liabilities                                                             593,552         673,293         712,845
                                                                                          ----------      ----------      ----------

Long-term debt                                                                               395,200         282,500         284,800
Other long-term liabilities                                                                   68,666          53,932          61,771

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000 shares authorized; 68,578,373,
       67,579,454 and 67,921,830 shares issued and outstanding respectively                       69              68              68
Additional paid-in capital                                                                   483,193         463,567         468,860
Retained earnings                                                                             53,783           4,431          62,827
                                                                                          ----------      ----------      ----------
    Total shareholders' equity                                                               537,045         468,066         531,755
                                                                                          ----------      ----------      ----------

Commitments and contingencies
                                                                                          ----------      ----------      ----------

    Total liabilities and shareholders' equity                                            $1,594,463       1,477,791       1,591,171
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

                                       BARNES & NOBLE, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                               (thousands of dollars)
                                                    (unaudited)

                                                                                                              26 weeks ended
                                                                                                     -------------------------------
                                                                                                      August 2,           August 1,
                                                                                                         1998               1997
                                                                                                     ----------           ---------
Cash flows from operating activities:
    Net loss                                                                                          $  (9,044)             (5,227)
    Adjustments  to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization                                                                   44,952              37,667
         Loss on disposal of property and equipment                                                         726                  54
         Increase in other  long-term  liabilities  for scheduled  rent
           increases in long-term leases                                                                  7,034               8,212
         Changes in operating assets and liabilities, net                                              (108,038)            (42,321)
                                                                                                      ---------           ---------
           Net cash flows from operating activities                                                     (64,370)             (1,615)
                                                                                                      ---------           ---------

Cash flows from investing activities:
    Purchases of property and equipment                                                                 (62,167)            (51,119)
    Proceeds from sales of property and equipment                                                           210                --
    Net increase in other noncurrent assets                                                              (1,489)             (8,749)
                                                                                                      ---------           ---------
           Net cash flows from investing activities                                                     (63,446)            (59,868)
                                                                                                      ---------           ---------

Cash flows from financing activities:
    Net increase in revolving credit facility                                                           110,400              40,500
    Proceeds from exercise of common stock options, including related
       tax benefits                                                                                      14,334              17,304
                                                                                                      ---------           ---------
           Net cash flows from financing activities                                                     124,734              57,804
                                                                                                      ---------           ---------

Net decrease in cash and cash equivalents                                                                (3,082)             (3,679)

Cash and cash equivalents at beginning of period                                                         12,697              12,447
                                                                                                      ---------           ---------

Cash and cash equivalents at end of period                                                            $   9,615               8,768
                                                                                                      =========           =========

Changes in operating assets and liabilities, net:
    Receivables, net                                                                                  $   4,459              (1,412)
    Merchandise inventories                                                                              30,765              (1,080)
    Prepaid expenses and other current assets                                                           (23,830)            (10,183)
    Accounts payable and accrued liabilities                                                           (119,432)            (29,646)
                                                                                                      ---------           ---------

       Changes in operating assets and liabilities, net                                               $(108,038)            (42,321)
                                                                                                      =========           =========

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                                       $  11,366              18,700
       Income taxes                                                                                   $  15,508              17,839

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 1, 1998 and August 2, 1997
                             (thousands of dollars)
                                   (unaudited)

         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 1, 1998 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 1, 1998 are not indicative of the results to be expected for the 52 weeks ending January 30, 1999.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 85%, 81% and 83% of the Company's merchandise inventories as of August 1, 1998, August 2, 1997, and January 31, 1998, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $3,602, $8,300 and $5,102 as of August 1, 1998, August 2, 1997,
and January 31, 1998, respectively.

(2)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)      Income Taxes

         The tax provisions for the 26 weeks ended August 1, 1998 and August 2, 1997 are based upon management's estimate of the Company's annualized effective tax rate.

(4)      Recent Accounting Pronouncements

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The pronouncement requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's fiscal year ending January 29, 2000. Adoption is not expected to have a material effect on the Company's consolidated financial statements as the Company's policies are substantially in compliance with SOP 98-1.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 1, 1998 and August 2, 1997
                             (thousands of dollars)
                                  (unaudited)

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company has historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations. In accordance with SOP 98-5, the Company will adopt its provisions effective for the fiscal year ending January 29, 2000, and will record a one time charge reflecting the cumulative effect of a change in accounting principle in the first quarter of fiscal year 1999, representing such start-up costs capitalized at that time, and in addition will, on a prospective basis, expense all such start-up costs as incurred. The Company's consolidated financial statements issued subsequent to the first quarter of fiscal year 1999, are not expected to be materially affected by the adoption of SOP 98-5.

         In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, the presentation of primary and fully diluted earnings per share is replaced by basic and diluted earnings per share. Basic earnings per common share includes no dilutive effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. For the second fiscal quarter and the first fiscal half of 1998 and 1997 incremental shares attributed to outstanding stock options were not included because the result would be anti-dilutive. All historical data weighted average share and per share amounts have been restated to reflect the adoption of SFAS 128.

(5)      Shareholders' Equity

         On July 10, 1998, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right (a Right) for each outstanding share of the Company's common stock (Common Stock). The distribution of the Rights was made on July 21, 1998 to stockholders of record on that date. Each Right entitles the holder to purchase from the Company one four-hundredth of a share of a new series of preferred stock, designated as Series H Preferred Stock, at a price of $225 per one four-hundredth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's outstanding Common Stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the Company's outstanding Common Stock.

         If a person or group acquires 15% or more of the Company's outstanding Common Stock, each Right will entitle a holder (other than such person or any member of such group) to purchase, at the Right's then current exercise price, a number of shares of Common Stock having a market value of twice the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold at any time after the Rights have become exercisable, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the outstanding Common Stock of the Company but prior to the acquisition of 50% of such stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) at an exchange rate of one four-hundredth of a share of Series H Preferred Stock or one share of the Company's Common Stock for each Right.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 1, 1998 and August 2, 1997
                             (thousands of dollars)
                                  (unaudited)

         The Company will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the outstanding Common Stock of the Company, at a price of $.01 per Right. The Rights will expire on July 20, 2008.

         The Company has 5,000,000 shares of $.001 par value preferred stock authorized for issuance, of which 250,000 shares have been designated by the Board of Directors as Series H Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series H Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $2.00 or 400 times any dividend declared on the Company's Common Stock. In the event of liquidation, the holders of Series H Preferred Stock will receive a preferred liquidation payment of $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series H Preferred Stock will have 400 votes, voting together with the Company's Common Stock. However, in the event that dividends on the Series H Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series H Preferred Stock shall have the right, voting as a class, to elect two of the Company's Directors whose terms shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series H Preferred Stock then outstanding shall have been declared and paid or set apart for payment. In the event of any merger, consolidation or other transaction in which the Company's Common Stock is exchanged, each share of Series H Preferred Stock will be entitled to receive 400 times the amount and type of consideration received per share of the Company's Common Stock. At August 1, 1998 there were no shares of Series H Preferred Stock outstanding.

         At the Company's Annual Meeting of Stockholders held on June 3, 1998, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, that the Company is authorized to issue from 100,000,000 to 300,000,000.

(6)      Stock Option Plans

         At the Company's Annual Meeting of Stockholders held on June 3, 1998 the Company's shareholders approved an amendment to the Company's 1996 Incentive Plan increasing the number of shares available for issuance from 6,000,000 to 11,000,000. The Company filed a Form S-8 with the Securities and Exchange Commission (SEC) on July 15, 1998 registering the additional 5,000,000 shares approved for issuance under the 1996 Incentive Plan.

         During the 26 weeks ended August 1, 1998, options to purchase approximately 1,194,862 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the 1996 Incentive Plan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

         The Company's cash and cash equivalents as of August 1, 1998 were $9.6 million compared with $8.8 million as of August 2, 1997. The Company used cash primarily for investments in new Barnes & Noble stores, computer system enhancements and its wholly owned Internet retailing subsidiary barnesandnoble.com inc. (barnesandnoble.com). During 1998's first half, consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $5.7 million to $41.5 million from $47.2 million. The decrease was primarily a result of the Company's continued strategic investment in barnesandnoble.com. For the first half of 1998, EBITDA in the retail business increased $25.9 million or 52.9% to $75.0 million from $49.1 million during the prior period, reflecting higher gross margins and improving expense leverage (primarily in Barnes & Noble store operating, rental and pre-opening costs). EBITDA for barnesandnoble.com decreased $31.7 million to ($33.5) million from ($1.8) million reflecting continuing strategic investment spending and increased operating costs.

         Merchandise inventories increased 12.0% to $821.3 million as of August 1, 1998 from $733.3 million as of August 2, 1997. The increased inventory levels supported the Company's 9.3% revenue growth and the increase in the distribution center standing inventory to over 650,000 different titles available for shipping within 24 hours to both online customers and the retail store network.

         The Company's investing activities consist principally of capital expenditures for new store construction, computer system enhancements, store relocation/remodels and capital expenditures incurred by barnesandnoble.com. Consolidated capital expenditures totaled $62.2 million and $51.1 million during the 26 weeks ended August 1, 1998 and August 2, 1997, respectively. Capital expenditures incurred solely by barnesandnoble.com were $10.1 million for the 26 weeks ended August 1, 1998 and $8.3 million for the 26 weeks ended
August 2, 1997.

         The ratio of debt to equity was 0.74:1.00 as of August 1, 1998, compared with 0.79:1.00 as of August 2, 1997. This improvement is the result of the Company's continued positive cash flows from the retail business, expanded gross margin, improved operating leverage and strong emphasis on working capital management partially offset by the Company's continued investment in barnesandnoble.com.

         Total debt increased 6.7% to $395.2 million as of August 1, 1998 from $370.5 million as of August 2, 1997. Average borrowings increased $7.9 million to $366.9 million during the first half of 1998 from $359.0 million in the last-year period, and peaked at $418.9 million and $384.7 million during the same periods, respectively. Strong cash flows from operations from the retail business combined with the minimal increase in borrowings supported the strategic increase in merchandise inventories and continued investment in barnesandnoble.com.

         Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.

         On July 10, 1998, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right (a Right) for each outstanding share of the Company's common stock (Common Stock). The distribution of the Rights was automatically made on July 21, 1998 to stockholders of record on that date. No action is necessary on the part of holders of the Company's Common Stock. Each Right entitles the holder to purchase from the Company one four-hundredth of a share of a new series of preferred stock, designated as Series H Preferred Stock, par value $.001 per share (the Preferred Stock) at a price of $225 per one four-hundredth of a share.

         The Rights will be exercisable only if a person or group acquires 15% or more of the Company's outstanding Common Stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the Company's outstanding Common Stock. Once exercisable, each Right will entitle a holder to purchase a number of shares of the Company's Common Stock having a market value of twice the exercise price of the Right. In addition, if the Company is acquired at any time after the Rights have become exercisable, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the outstanding Common Stock of the Company but prior to the acquisition of 50% of such stock, the Board of Directors may, at its option, exchange part or all of the Rights at an exchange rate of one four-hundredth of a share of Preferred Stock or one share of the Company's Common Stock for each Right.

         The Company will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the outstanding Common Stock of the Company, at a price of $.01 per Right. The Rights will expire on July 20, 2008.

         The Company has authorized 250,000 shares of the Preferred Stock, designated by the Board of Directors as reserved for issuance upon exercise of the Rights. Each share of Preferred Stock will be entitled to certain dividend and liquidation Preferences and will be entitled to 400 votes, voting together with the Company's Common Stock. In addition, in the event that dividends on the Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Preferred Stock shall have the right to elect two of the Company's Directors whose terms shall continue until all accrued and unpaid dividends shall have been declared and paid. Further, in the event of any merger, consolidation or other transaction in which the Company's Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 400 times the amount and type of consideration received per share of the Company's Common Stock.

         At the Company's Annual Meeting of Stockholders held on June 3, 1998 the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, that the Company is authorized to issue from 100,000,000 to 300,000,000. The additional authorized shares will provide the Company with flexibility in connection with possible future stock splits, equity financings, joint ventures and acquisitions, in raising additional capital, for grants and as incentives to employees, officers, directors and consultants of the Company, and other general corporate purposes.

         The Company did not declare or pay any cash dividends during the 26 week periods ended August 1, 1998 and August 2, 1997.

         Year 2000: Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, vendors, suppliers, service providers and banks). The Company is continuing its comprehensive evaluation of all computer systems and microprocessors to ensure that they are all Year 2000 compliant.

         Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. In addition, communications are ongoing with other companies that have systems which interface with those of the Company, to determine the extent to which those companies are addressing their Year 2000 compliance.

         The Company is developing contingency plans which identify alternative vendors, suppliers and service providers in the event current vendors, suppliers or service providers suffer significant disruption as a result of Year 2000 compliance failures.

         Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions, but does not expect an inability to perform critical functions or to otherwise conduct its business.

Results of Operations

13 weeks ended August 1, 1998 and August 2, 1997

Revenues

         During the 13 weeks ended August 1, 1998, the Company's total revenues increased 9.3% to $675.0 million from $617.7 million during the 13 weeks ended August 2, 1997. During the second quarter, Barnes & Noble store revenues rose 11.1% to $557.1 million from $501.4 million during the same period a year ago. As a percentage of total revenues during the second quarter, Barnes & Noble store revenues represented 82.5%, up from 81.2% during the same period last year.

         The second quarter Barnes & Noble same store sales gain of 5.0%, coupled with a 9.9% year over year increase in store square footage, produced the 11.1% increase in Barnes & Noble store revenues. Management attributes the same store sales performance to an increase in the number of stores eligible for inclusion in the same store sales base. The number of comparable Barnes & Noble stores, as a percentage of total Barnes & Noble stores, increased to 85.7% as of August 1, 1998 compared with 75.8% as of August 2, 1997. Second quarter revenues generated by barnesandnoble.com rose to $12.5 million, an increase of 470.1% over revenues of $2.2 million reported for the second quarter of 1997 and a 33.5% increase from $9.4 million for the first quarter of 1998, continuing successive double digit quarterly increases since inception.

         During fiscal 1998's second quarter, B. Dalton revenues, which represented 14.8% of total revenues compared with 17.6% during fiscal 1997, declined (7.9%) primarily due to the closure of 53 B. Dalton stores since August 2, 1997. B. Dalton's same store sales decreased (1.2%) during fiscal 1998's second quarter.

         During the 13 weeks ended August 1, 1998, the Company opened nine Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble stores to 489 with 11.0 million square feet. During the same period, B. Dalton closed ten stores ending the period with 510 stores. As of August 1, 1998 the Company operated 999 stores in 49 states and the District of Columbia.

Cost of Sales and Occupancy

         During the 13 weeks ended August 1, 1998, cost of sales and occupancy increased $33.8 million, or 7.4%, to $492.7 million from $458.9 million during the 13 weeks ended August 2, 1997. As a percentage of revenues, cost of sales and occupancy decreased to 73.0% during fiscal 1998's second quarter from 74.3% during the same period one year ago reflecting increased fulfillment through the distribution center, improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

         Selling and administrative expenses increased $31.5 million to $160.6 million during the 13 weeks ended August 1, 1998 from $129.1 million during the 13 weeks ended August 2, 1997. During the second quarter, selling and administrative expenses increased as a percentage of revenues to 23.8% from 20.9% during the prior year period. The increase was attributable to increased operating costs associated with the Company's investment in barnesandnoble.com.

Depreciation and Amortization

         During the second quarter, depreciation and amortization increased $3.9 million, or 20.7%, to $22.8 million from $18.9 million during the same period last year, as a result of depreciation on the 46 new Barnes & Noble stores opened since August 2, 1997 and depreciation attributable to barnesandnoble.com's capital expenditures.

Pre-opening Expenses

         Pre-opening expenses decreased $1.1 million, or 32.3%, to $2.3 million during the 13 weeks ended August 1, 1998 from $3.4 million during the 13 weeks ended August 2, 1997, as a result of the 39 fewer Barnes & Noble store openings during the 52 weeks ended August 1, 1998 in comparison to the corresponding prior-year period.

Operating Profit (Loss)

         The Company's consolidated operating loss during the 13 weeks ended August 1, 1998 was ($3.4) million compared with a consolidated operating profit of $7.4 million during the 13 weeks ended August 2, 1997. Operating profit of $19.6 million generated by the retail business was offset by barnesandnoble.com's second quarter operating loss of ($23.0) million. The $19.6 million operating profit for the retail business improved 102.6% from $9.7 million in the prior year, reflecting strong Barnes & Noble store revenue gains, expanding gross margins and increasing operating leverage.

Interest Expense, Net and Amortization of Deferred Financing Fees

         Net interest expense and amortization of deferred financing fees decreased to $6.3 million during the 13 weeks ended August 1, 1998 from $9.8 million during the 13 weeks ended August 2, 1997. Interest expense decreased due to a reduction in the average interest rate on borrowings as a result of the Company's refinancing of its senior credit facility in November 1997.

Benefit For Income Taxes

         The benefit for income taxes during the 13 weeks ended August 1, 1998 was $4.0 million compared with $0.9 million during the 13 weeks ended August 2,1997. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates.

Net Loss

         As a result of the factors discussed above, the Company reported a consolidated net loss of ($5.7) million during the 13 weeks ended August 1, 1998 compared with a net loss of ($1.4) million during the 13 weeks ended August 2, 1997. During the second quarter, the net loss per common share was ($0.08) per share (based on 68.4 million shares) compared with a net loss of ($0.02) per share (based on 66.8 million shares) during the same period a year ago. The consolidated second quarter net loss reflects barnesandnoble.com's net loss of ($13.6) million or ($0.20) per share. Excluding barnesandnoble.com, net earnings for the Company's retail operations increased to $7.9 million or $0.12 per share during the 13 weeks ending August 1, 1998 from a net loss of ($0.0) million or ($0.00) per share during the 13 weeks ending August 2, 1997.

Results of Operations

26 weeks ended August 1, 1998 and August 2, 1997

Revenues

         Revenues totaled $1.341 billion during the 26 weeks ended August 1, 1998, a 10.5% increase over revenues of $1.213 billion during the 26 weeks ended August 2, 1997. During the first half of 1998, total Company revenues rose primarily due to a 12.7% increase in Barnes & Noble store revenues to $1.108 billion from $983.1 million during the same period a year ago. For the same respective periods, Barnes & Noble store revenues, as a percentage of total revenues, rose to 82.6%, up from 81.0%.

         The year-to-date increase in Barnes & Noble same store sales of 5.6%, coupled with a 9.9% year over year increase in store square footage, produced the 12.7% increase in Barnes & Noble store revenues. Management attributes the same store sales performance to an increase in the number of stores eligible for inclusion in the same store sales base. Year-to-date revenues generated by barnesandnoble.com rose to $21.9 million, an increase of 817.9% over revenues of $2.4 million reported for same period one year ago.

         B. Dalton stores generated 14.8% of total revenues year-to-date compared with 17.6% during the prior period. Year-to-date B. Dalton revenues declined (7.8%) as a result of 53 store closings since August 2, 1997, and a (0.6%) decrease in same store sales for the 26 weeks.

         During the 26 weeks ended August 1, 1998, the Company opened eleven and closed five Barnes & Noble stores and closed 18 B. Dalton stores.

Cost of Sales and Occupancy

         During the 26 weeks ended August 1, 1998, cost of sales and occupancy increased $77.6 million, or 8.6%, to $984.8 million from $907.2 million during the 26 weeks ended August 2, 1997. As a percentage of revenues, cost of sales and occupancy decreased to 73.4% during fiscal 1998's first half from 74.8% during the same period last year reflecting increased fulfillment through the distribution center, improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

         Selling and administrative expenses increased $58.3 million, or 23.1%, to $310.2 million during the 26 weeks ended August 1, 1998 from $251.9 million during the 26 weeks ended August 2, 1997. As a percentage of revenues, selling and administrative expenses increased to 23.1% during fiscal 1998's first half from 20.8% during the same period last year. The increase was attributable to increased operating costs associated with the Company's investment in barnesandnoble.com.

Depreciation and Amortization

         Depreciation and amortization increased $8.1 million, or 22.1%, to $44.8 million during the 26 weeks ended August 1, 1998 from $36.7 million during the 26 weeks ended August 2, 1997. Depreciation on the 46 Barnes & Noble stores opened since August 2, 1997 and depreciation attributable to barnesandnoble.com's capital expenditures were the primary factors contributing to the increase.

Pre-opening Expenses

         Pre-opening expenses decreased $2.3 million, or 32.4%, to $4.9 million during the 26 weeks ended August 1, 1998 from $7.2 million during the 26 weeks ended August 2, 1997 primarily as a result of 39 fewer Barnes & Noble store openings during the 52 weeks ended August 1, 1998 compared to the corresponding prior-year period.

Operating Profit (Loss)

         The Company's consolidated operating loss during the 26 weeks ended August 1, 1998 was ($3.3) million compared with a consolidated operating profit of $10.5 million during the 26 weeks ended August 2, 1997. Operating profit generated by the retail business was $33.3 million offset by barnesandnoble.com's first half operating loss of ($36.6) million. The $33.3 million operating profit for the retail business was a 155.5% increase over $13.0 million in the prior year, reflecting strong Barnes & Noble store revenue gains, expanding gross margins and increasing operating leverage.

Interest Expense, Net and Amortization of Deferred Financing Fees

         Interest expense, net of interest income, and amortization of deferred financing fees decreased to $12.0 million during the 26 weeks ended August 1, 1998 from $19.4 million during the 26 weeks ended August 2, 1997. Interest expense decreased due to a reduction in the average interest rate on borrowings as a result of the Company's refinancing of its senior credit facility in November 1997.

Benefit For Income Taxes

         The benefit for income taxes during the 26 weeks ended August 1, 1998, was $6.3 million compared with $3.6 million during the 26 weeks ended August 2, 1997. Tax benefits during these periods were based upon management's estimate of the Company's annualized effective tax rates.

Net Loss

         As a result of the factors discussed above, the Company reported a net loss of ($9.0) million during the 26 weeks ended August 1, 1998 compared with a net loss of ($5.2) million during the 26 weeks ended August 2, 1997. For the first half of 1998, the net loss per common share was ($0.13) per share (based on 68.2 million shares) compared with ($0.08) per share (based on 66.6 million shares) for the corresponding prior-year period. The consolidated first half net loss reflects barnesandnoble.com's net loss of ($21.6) million or ($0.32) per share. Excluding barnesandnoble.com, net earnings for the Company's retail operations increased to $12.6 million or $0.19 per share during the 26 weeks ending August 1, 1998 compared with a net loss of ($3.8) million or ($0.06) per share during the 26 weeks ending August 2, 1997.

Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company's online initiatives such as barnesandnoble.com, unanticipated increases in merchandise or occupancy costs, and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         In March 1998, the American Booksellers Association (ABA) and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. The Company intends to vigorously defend this action.

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders Group, Inc., Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint seeks certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the ABA at any time during the four year period preceding the filing of the Complaint. The Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Complaint are similar to those contained in an action instituted by the ABA and 26 bookseller plaintiffs against the Company in March of 1998. The Company intends to vigorously defend the action.

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

Item 2:  Changes in Securities

         Increase in Authorized Shares: At the Company's Annual Meeting of Stockholders held on June 3, 1998 the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, that the Company is authorized to issue from 100,000,000 to 300,000,000. The additional authorized shares will provide the Company with flexibility in connection with possible future stock splits, equity financings, joint ventures and acquisitions, in raising additional capital, for grants and as incentives to employees, officers, directors and consultants of the Company, and other general corporate purposes.

         Adoption of Rights Plan: On July 10, 1998, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan. The terms of such plan, the Preferred Share Purchase Rights that will be issued in connection with the implementation of such plan and the new series of preferred stock that was created in connection therewith are described in the Company's Current Report on Form 8-K, dated July 15, 1998 and filed with the Securities and Exchange Commission on July 16, 1998, which description is incorporated herein by reference.

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 3, 1998. At the close of business on the record date for the meeting (which was April 15, 1998), there were 68,228,566 shares of Common Stock issued and outstanding and entitled to vote at the meeting. Holders of 59,760,733 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

   Nominee                 In Favor               Withheld
   -------                 --------               --------

Leonard Riggio            59,304,670               456,063

Jan Michiel Hessels       59,109,518               651,215

William Sheluck, Jr.      59,309,483               451,250

         The results of the voting on the following items were as follows:

         Approval of an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 300,000,000.

               In Favor           Against          Abstained
               --------           -------          ---------

              47,668,169        12,021,750           70,814

         Approval of an amendment to the Barnes & Noble, Inc. 1996 Incentive Plan increasing the number of shares available for issuance from 6,000,000 to 11,000,000.

                                                                    Broker
  In Favor              Against              Abstained             Non-Vote
  --------              -------              ---------             --------

 31,345,591           15,082,644              111,762             13,220,736

         Ratification of the selection of BDO Seidman, LLP as independent certified public accountants for the fiscal year ending January 30, 1999.

               In Favor           Against          Abstained
               --------           -------          ---------
              59,662,892          40,236            57,605

Item 5:  Other Information

Shareholder Proposals

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the Exchange Act), for presentation at the Company's 1999 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after March 17, 1999.

Item 6:   Exhibits and Reports on Form 8-K

(a)       The following exhibits are filed as a part of this Report:

Exhibit No.                                                  Description of Exhibit
-----------      ----------------------------------------------------------------------------------------------------
    3.1          Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble,
                 Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated
                 July 15, 1998 and filed with the Securities and Exchange Commission on July 16, 1998, Commission
                 File No. 1-12302)
    3.2          Certificate of Amendment of The Amended and Restated Certificate of Incorporation of Barnes & Noble,
                 Inc., dated July 17, 1998 and filed July 17, 1998
    4.1          Rights Agreement, dated as of July 10, 1998, between Barnes & Noble, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form
                 8-K, dated July 15, 1998 and filed with the Securities and Exchange Commission on July 16, 1998,
                 Commission File No. 1-12302)
    27           Financial Data Schedule


(b) On July 16, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 the adoption by the Board of Directors of the Preferred Share Purchase Rights Plan referred to in Item 2 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARNES & NOBLE, INC.
                                        (Registrant)

Date:  September 14, 1998               By:   /s/ Marie J. Toulantis
                                              ----------------------
                                              Marie J. Toulantis
                                              Executive Vice President, Finance

                                INDEX TO EXHIBITS

Exhibit No.                                             Description of Exhibit
-----------      ----------------------------------------------------------------------------------------------------
    3.1          Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble,
                 Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated
                 July 15, 1998 and filed with the Securities and Exchange Commission on July 16, 1998, Commission
                 File No. 1-12302)
    3.2          Certificate of Amendment of The Amended and Restated Certificate of Incorporation of Barnes & Noble,
                 Inc., dated July 17, 1998 and filed July 17, 1998
    4.1          Rights Agreement, dated as of July 10, 1998, between Barnes & Noble, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form
                 8-K, dated July 15, 1998 and filed with the Securities and Exchange Commission on July 16, 1998,
                 Commission File No. 1-12302)
    27           Financial Data Schedule