Form 10-Q
period 1998-10-31
BARNES & NOBLE INC
filed 1998-12-15
CIK 890491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                        Commission File Number: 1-12302

                             BARNES & NOBLE, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              06-1196501
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

    122 Fifth Avenue, New York, NY                                 10011
----------------------------------------                    -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of $.001 par value common stock outstanding as of November 30, 1998:  68,625,723.
                          -----------

                     BARNES & NOBLE, INC. AND SUBSIDIARIES

                               October 31, 1998

                              Index to Form 10-Q

                                                                       Page No.
                                                                       --------

PART I -  FINANCIAL INFORMATION

Item 1:   Financial Statements

          Consolidated Statements of Operations - For the 13 weeks
             and the 39 weeks ended October 31, 1998 and
             November 1, 1997.........................................        3

          Consolidated Balance Sheets - October 31, 1998,
             November 1, 1997 and January 31, 1998....................        4

          Consolidated Statements of Cash Flows - For the 39 weeks
             ended  October 31, 1998 and November 1, 1997.............        6

          Notes to Consolidated Financial Statements..................        7

Item 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................       11

Item 3:   Quantitative and Qualitative Disclosures About
             Market Risk..............................................      N/A

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings...........................................       20

Item 5:   Other Information...........................................       21

Item 6:   Exhibits and Reports on Form 8-K............................       21

                        PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (thousands of dollars, except per share data)
                                 (unaudited)

--------------------------------------------------------------------------------

                                                    13 weeks ended                         39 weeks ended
                                            ------------------------------      ------------------------------
                                             October 31,      November 1,        October 31,      November 1,
                                                1998             1997               1998             1997
                                            -------------    -------------      ------------    --------------
Sales                                       $   674,073          614,831          2,015,426        1,828,310

Cost of sales and occupancy                     487,712          450,317          1,472,552        1,357,469
                                            -------------    -------------      -------------    -------------

      Gross profit                              186,361          164,514            542,874          470,841
                                            -------------    -------------      -------------    -------------

Selling and administrative

    expenses                                    160,525          131,691            470,691          383,581
Depreciation and amortization                    24,662           19,746             69,423           56,419
Pre-opening expenses                              2,013            3,076              6,897           10,297
                                            -------------    -------------      -------------    -------------

      Operating profit (loss)                      (839)          10,001             (4,137)          20,544

Interest (net of interest income of
   $95, $93, $285 and $312, respectively)
   and amortization of deferred
   financing fees                                 6,943            9,889             18,982           29,293
                                            -------------    -------------      -------------    -------------


      Earnings (loss) before income taxes        (7,782)             112            (23,119)          (8,749)

Provision (benefit) for income taxes             (3,186)              47             (9,479)          (3,587)
                                            -------------    -------------      -------------    -------------

      Net earnings (loss)                   $    (4,596)              65            (13,640)          (5,162)
                                            =============    =============      =============    =============


Net earnings (loss) per
  common share
       Basic                                $   (0.07)             0.00               (0.20)           (0.08)
       Diluted                              $   (0.07)             0.00               (0.20)           (0.08)

Weighted average common
  shares outstanding
       Basic                                  68,597,000       67,789,000         68,351,000       67,017,000
       Diluted                                68,597,000       70,517,000         68,351,000       67,017,000


See accompanying notes to consolidated financial statements

                     BARNES & NOBLE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                            (thousands of dollars)

-------------------------------------------------------------------------------

                                                             October 31,          November 1,         January 31,
                                                                1998                 1997                1998
                                                          ----------------      ---------------     --------------
                                                                        (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                             $       10,614               11,753             12,697
    Receivables, net                                              66,168               63,501             43,858
    Merchandise inventories                                    1,056,443              936,923            852,107
    Prepaid expenses and other current assets                     72,906               88,908             68,902
                                                          ----------------      ---------------     --------------
      Total current assets                                     1,206,131            1,101,085            977,564
                                                          ----------------      ---------------     --------------

Property and equipment:
    Land and land improvements                                     3,197                  681                681
    Buildings and leasehold improvements                         371,323              341,562            347,598
    Fixtures and equipment                                       454,769              345,927            378,058
                                                          ----------------      ---------------     --------------
                                                                 829,289              688,170            726,337
      Less accumulated depreciation and amortization             304,782              230,067            244,207
                                                          ----------------      ---------------     --------------
             Net property and equipment                          524,507              458,103            482,130
                                                          ----------------      ---------------     --------------
Intangible assets, net                                            87,795               91,052             90,237
Other noncurrent assets                                           40,824               59,391             41,240
                                                          ----------------      ---------------     --------------

    Total assets                                          $    1,859,257            1,709,631          1,591,171
                                                          ================      ===============     ==============

                                                                    (Continued)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (thousands of dollars, except per share data)

-------------------------------------------------------------------------------

                                                                            October 31,       November 1,       January 31,
                                                                               1998              1997              1998
                                                                           -------------     ------------     --------------
                                                                                      (unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $   623,913          555,614           459,795
    Accrued liabilities                                                        182,011          218,160           253,050
                                                                           -------------     ------------     -------------
       Total current liabilities                                               805,924          773,774           712,845
                                                                           -------------     ------------     -------------
Long-term debt                                                                 447,900          405,200           284,800
Other long-term liabilities                                                     72,162           57,866            61,771

Shareholders' equity:
    Common stock; $.001 par value;
    300,000,000 shares authorized;
    68,619,224, 67,875,339 and 67,921,830
    shares issued and outstanding,
    respectively                                                                    69                68               68
Additional paid-in capital                                                     484,015           468,227          468,860
Retained earnings                                                               49,187             4,496           62,827
                                                                           -------------     -------------    -------------
    Total shareholders' equity                                                 533,271           472,791          531,755
                                                                           -------------     -------------    -------------
Commitments and contingencies
                                                                           -------------     -------------    -------------

    Total liabilities and shareholders' equity                             $ 1,859,257         1,709,631        1,591,171
                                                                           =============     =============    =============



See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (thousands of dollars)
                                 (unaudited)

-------------------------------------------------------------------------------

                                                                                                          39 weeks ended
                                                                                               ------------------------------------
                                                                                                 October 31,         November 1,
                                                                                                    1998                1997
                                                                                               --------------  --------------------
Cash flows from operating activities:

    Net loss                                                                                   $    (13,640)          (5,162)
    Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization                                                               69,707            57,913
         Loss on disposal of property and equipment                                                   1,811               388
         Increase in other long-term liabilities for scheduled rent
           increases in long-term leases                                                             10,543            12,125
         Changes in operating assets and liabilities, net                                          (137,723)          (75,967)
                                                                                               --------------    ---------------
             Net cash flows from operating activities                                               (69,302)          (10,703)
                                                                                               --------------    ---------------

Cash flows from investing activities:

    Purchases of property and equipment                                                            (111,379)          (77,694)
    Proceeds from sales of property and equipment                                                       210                 -
    Net decrease (increase) in other noncurrent assets                                                  132            (9,461)
                                                                                               --------------    ---------------
       Net cash flows from investing activities                                                    (111,037)          (87,155)
                                                                                               --------------    ---------------

Cash flows from financing activities:

    Net increase in revolving credit facility                                                       163,100            75,200
    Proceeds from exercise of common stock options, including related tax benefits                   15,156            21,964
                                                                                               --------------    ---------------
         Net cash flows from financing activities                                                   178,256            97,164
                                                                                               --------------    ---------------

Net decrease in cash and cash equivalents                                                            (2,083)             (694)

Cash and cash equivalents at beginning of period                                                     12,697            12,447
                                                                                               --------------    ---------------

Cash and cash equivalents at end of period                                                     $     10,614            11,753
                                                                                               ==============    ===============

Changes in operating assets and liabilities, net:

    Receivables, net                                                                           $    (22,310)          (17,943)
    Merchandise inventories                                                                        (204,336)         (204,720)
    Prepaid expenses and other current assets                                                        (4,004)          (12,161)
    Accounts payable and accrued liabilities                                                         92,927           158,857
                                                                                               --------------    ---------------

       Changes in operating assets and liabilities, net                                        $   (137,723)          (75,967)
                                                                                               ==============    ===============

Supplemental cash flow information:
    Cash paid during the period for:

       Interest                                                                                $     16,627            22,204
       Income taxes                                                                            $     16,219            18,234


See accompanying notes to consolidated financial statements.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         For the 39 weeks ended October 31, 1998 and November 1, 1997
                 (thousands of dollars, except per share data)
                                  (unaudited)

         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 31, 1998 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 31, 1998 are not indicative of the results to be expected for the 52 weeks ending January 30, 1999.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out basis for 85%, 81% and 83% of the Company's merchandise inventories as of October 31, 1998, November 1, 1997, and January 31, 1998, respectively. The remaining merchandise inventories are valued on the last-in, first-out
(LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would increase approximately $2,852, $7,300 and $5,102 as of October 31, 1998, November 1, 1997, and January 31, 1998, respectively.

     (2)  Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)      Income Taxes

         The tax provisions for the 39 weeks ended October 31, 1998 and November 1, 1997 are based upon management's estimate of the Company's annualized effective tax rate.

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

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         For the 39 weeks ended October 31, 1998 and November 1, 1997
                 (thousands of dollars, except per share data)
                                  (unaudited)

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company has historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations. In accordance with SOP 98-5, the Company will adopt its provisions effective for the fiscal year ending January 29, 2000, and will record a one time charge reflecting the cumulative effect of a change in accounting principle in the first quarter of fiscal year 1999, in an amount estimated to be approximately $4,200 after taxes, representing such start-up costs capitalized at that time. In addition, the Company will, on a prospective basis, expense all such start-up costs as incurred. The Company's consolidated financial statements issued subsequent to the first quarter of fiscal year 1999 are not expected to be materially affected by the adoption of SOP 98-5.

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

         The Company has 5,000,000 shares of $.001 par value preferred stock authorized for issuance, of which 250,000 shares have been designated by the Board of Directors as Series H Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series H Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         For the 39 weeks ended October 31, 1998 and November 1, 1997
                 (thousands of dollars, except per share data)
                                  (unaudited)

stock) and will be entitled to a preferred dividend equal to the greater of $2.00 per share or 400 times any dividend declared on the Company's Common Stock. In the event of liquidation, the holders of Series H Preferred Stock will receive a preferred liquidation payment of $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series H Preferred Stock will have 400 votes, voting together with the Company's Common Stock. However, in the event that dividends on the Series H Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series H Preferred Stock shall have the right, voting as a class, to elect two of the Company's Directors, whose terms shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series H Preferred Stock then outstanding shall have been declared and paid or set apart for payment. In the event of any merger, consolidation or other transaction in which the Company's Common Stock is exchanged, each share of Series H Preferred Stock will be entitled to receive 400 times the amount and type of consideration received per share of the Company's Common Stock. At October 31, 1998, there were no shares of Series H Preferred Stock outstanding.

         At the Company's Annual Meeting of Stockholders held on June 3, 1998, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, that the Company is authorized to issue from 100,000,000 to 300,000,000.

(6)      Stock Option Plans

         At the Company's Annual Meeting of Stockholders held on June 3, 1998, the Company's shareholders approved an amendment to the Company's 1996 Incentive Plan increasing the number of shares available for issuance from 6,000,000 to 11,000,000. The Company filed a Form S-8 with the Securities and Exchange Commission (SEC) on July 15, 1998 registering the additional 5,000,000 shares approved for issuance under the 1996 Incentive Plan.

         During the 39 weeks ended October 31, 1998, options to purchase approximately 1,820,314 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the 1996 Incentive Plan.

(7)      Net Earnings (Loss) Per Common Share

         In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, the presentation of primary and fully diluted earnings per share is replaced by basic and diluted earnings per share. Basic earnings per common share includes no dilutive effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. For all periods presented in the accompanying Consolidated Statements of Operations, other than the 13 weeks ended November 1, 1997, incremental shares attributed to outstanding stock options were not included because the result would be anti-dilutive. For the 13 weeks ended November 1, 1997, diluted earnings per common share reflects the effect, of assumed conversions of employee stock options. All historical weighted average share and per share amounts have been restated to reflect the adoption of SFAS 128.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         For the 39 weeks ended October 31, 1998 and November 1, 1997
                 (thousands of dollars, except per share data)
                                  (unaudited)

(8)      Subsequent Events

Formation of barnesandnoble.com Joint Venture

         On November 12, 1998, the Company and Bertelsmann AG (Bertelsmann) completed the formation of a joint venture to operate the online retail bookselling operations of the Company's wholly owned subsidiary, barnesandnoble.com inc. (barnesandnoble.com). The new entity is structured as a limited liability company under the name barnesandnoble.com llc (the LLC). Under the terms of the relevant agreements, effective as of October 31, 1998, the Company and Bertelsmann (through their respective subsidiaries) each have a 50% membership interest in the LLC. barnesandnoble.com contributed substantially all of its assets and liabilities to the LLC, and Bertelsmann paid $75,000 to the Company and made a $150,000 cash contribution to the LLC. Bertelsmann also agreed to contribute an additional $50,000 to the LLC for future working capital requirements. In addition, if in an initial public offering of the business of the LLC prior to December 31, 2001, the value of Bertelsmann's interest exceeds the value of Bertelsmann's investment, Bertelsmann will pay the Company such excess amount, up to $25,000. As a result of the above transactions the Company will recognize a gain during the fourth quarter of fiscal 1998 in the amount of $64,000 before taxes representing the portion of barnesandnoble.com's net assets sold by the Company, and an increase in additional paid-in capital in the amount of $36,000 after taxes representing the Company's incremental share in the equity of the LLC over the previous interest in the net assets of barnesandnoble.com.

         The accompanying consolidated financial statements reflect the financial position and results of operations of barnesandnoble.com as a consolidated wholly owned subsidiary for all periods presented. Beginning in the fourth quarter of fiscal 1998 the Company will account for its interest in the LLC using the equity method.

Acquisition of Ingram Book Group

         On November 6, 1998, the Company announced an agreement to purchase the Ingram Book Group, a group of privately held subsidiaries of Ingram Industries Inc., for $600,000, consisting of approximately $200,000 in cash and approximately $400,000 in common stock of the Company. The closing of the transaction is subject to the satisfaction of certain conditions including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         For the 39 weeks ended October 31, 1998 and November 1, 1997
                 (thousands of dollars, except per share data)
                                  (unaudited)


(9) Selected Segment Information

The following table summarizes statements of operation information:

                                                          13 Weeks Ended                  39 Weeks Ended
                                                --------------------------------   ------------------------------
                                                  October 31       November 1,       October 31,     November 1,
                                                     1998             1997              1998            1997
                                                --------------   ---------------   --------------   -------------
Barnes & Noble Retail Business
Sales                                           $    656,837          610,826          1,976,320       1,821,922
Operating profit                                $     19,633           15,601             52,941          28,635
Earnings (loss) per share                       $       0.11             0.05               0.29           (0.01)

barnesandnoble.com
Sales                                           $     17,236            4,005             39,106           6,388
Operating loss                                  $    (20,472)          (5,600)           (57,078)         (8,091)
Loss per share                                  $      (0.18)           (0.05)             (0.49)          (0.07)

Consolidated Barnes & Noble, Inc.
    and Subsidiaries
Sales                                           $    674,073          614,831          2,015,426       1,828,310
Operating profit (loss)                         $       (839)          10,001             (4,137)         20,544
Earnings (loss) per share                       $      (0.07)            0.00              (0.20)          (0.08)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

        The Company's cash and cash equivalents as of October 31, 1998 were $10.6 million compared with $11.8 million as of November 1, 1997. The Company used cash primarily for investments in new Barnes & Noble stores, computer system enhancements and its wholly owned Internet retailing subsidiary barnesandnoble.com inc. (barnesandnoble.com). During the 39 weeks ended October 31, 1998, consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $11.7 million to $65.3 million from $77.0 million. The decrease was primarily a result of the Company's continued strategic investment in barnesandnoble.com.

        Merchandise inventories increased 12.7% to $1,056.4 million as of October 31, 1998 from $936.9 million as of November 1, 1997. The increased inventory levels supported the Company's 10.2% sales growth, the opening of 47 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 different titles. The inventory expansion allowed the Company to increase its offering of titles for online and in-store customer orders to over one million titles which are available for rapid delivery.

        The Company's investing activities consist principally of capital expenditures for new store construction, computer system enhancements, store relocation/remodels and capital expenditures incurred by barnesandnoble.com. Consolidated capital expenditures totaled $111.4 million and $77.7 million during the 39 weeks ended October 31, 1998 and November 1, 1997, respectively.

        The ratio of debt to equity was 0.84:1.00 as of October 31, 1998, compared with 0.86:1.00 as of November 1, 1997. This improvement is the result of the Company's continued positive cash flows from the retail business, expanded gross margin, improved operating leverage and strong emphasis on working capital management partially offset by the Company's continued investment in barnesandnoble.com.

        Total debt increased 10.5% to $447.9 million as of October 31, 1998 from $405.2 million as of November 1, 1997. Average borrowings increased $19.7 million to $387.8 million during the 39 weeks ended October 31, 1998, from $368.1 million in the last-year period, and peaked at $461.5 million and $412.9 million during the same periods, respectively. Strong cash flows from operations from the retail business combined with the increase in borrowings supported the strategic increase in merchandise inventories and continued investment in barnesandnoble.com

        Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.

        On July 10, 1998, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right (a Right) for each outstanding share of the Company's common stock (Common Stock). The distribution of the Rights was automatically made on July 21, 1998 to stockholders of record on that date. No action is necessary on the part of holders of the Company's Common Stock. Each Right entitles the holder to purchase from the Company one four-hundredth of a share of a new series of preferred stock, designated as Series H Preferred Stock, par value $.001 per share (the Preferred Stock), at a price of $225 per one four-hundredth of a share.

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

         The Company has authorized 250,000 shares of the Preferred Stock, designated by the Board of Directors as reserved for issuance upon exercise of the Rights. Each share of Preferred Stock will be entitled to certain dividend and liquidation preferences and will be entitled to 400 votes, voting together with the Company's Common Stock. In addition, in the event that dividends on the Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Preferred Stock shall have the right to elect two of the Company's Directors, whose terms shall continue until all accrued and unpaid dividends shall have been declared and paid. Further, in the event of any merger, consolidation or other transaction in which the Company's Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 400 times the amount and type of consideration received per share of the Company's Common Stock.

         At the Company's Annual Meeting of Stockholders held on June 3, 1998, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 to 300,000,000. The additional authorized shares will provide the Company with flexibility in connection with possible future stock splits, equity financings, joint ventures and acquisitions, in raising additional capital, for grants and as incentives to employees, officers, directors and consultants of the Company, and other general corporate purposes.

         The Company did not declare or pay any cash dividends during the 39 week periods ended October 31, 1998 and November 1, 1997.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

         In 1997 the Company began assessing how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

         The Company's plan encompasses the following areas: (1) information systems that utilize date/time oriented software (IT systems), (2) computer chips, processors , and controllers, (non-IT systems) and (3) vendors and customers. The Company is in various stages of implementation which include remediation, testing and implementation.

         To date, approximately 80% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 80% have completed the testing and remediation phase and 20% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by the second quarter of fiscal 1999.

         Approximately 90% of non-IT systems have completed the remediation, testing and implementation phases with no material replacements necessary.

         The Company has been obtaining information from major vendors, suppliers, and service providers to determine if their systems will be Year 2000 compliant. There has been no indication from these sources that their systems will not be sufficiently Year 2000 compliant or that their failure to be Year 2000 compliant will cause a significant disruption in the operations of the Company. The Company is developing contingency plans to identify alternative sources which are Year 2000 compliant in the event the current parties suffer significant disruption as a result of Year 2000 compliance failures.

         The Company estimates that total costs to implement its Year 2000 plan will be between $4.0 and $6.0 million of which $2.0 million has already been incurred, including $1.2 million relating to the purchase of new software and hardware modifications, and $0.8 million relating to Year 2000 consultants. The estimated total includes direct costs for systems enhancements which would have been implemented in the ordinary course of business but whose acquisition has been accelerated to ensure compliance by the Year 2000. The estimate excludes costs for scheduled system upgrades which have not been accelerated due to Year 2000 issues.

         The implementation of the Company's proprietary point-of-sale system (Bookmaster), which began in 1996, is continuing and is expected to be completed in the second quarter of fiscal 1999. Bookmaster, which is Year 2000 compliant, is an inventory management system with integrated point-of-sale features that utilizes a proprietary data-warehouse-based just-in-time replenishment system. It enhances communications and real-time access to the Company's network of stores, distribution center, and wholesalers. The Bookmaster system has been installed in approximately 26% of all Barnes & Noble stores. By the end of the second quarter of fiscal 1999 all existing Barnes & Noble and B. Dalton stores will either be utilizing the Bookmaster system or will receive Year 2000 upgrades to their existing point-of-sale systems.

         Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions. However, the Company does not expect an impairment in its ability to execute critical functions.

Results of Operations

13 weeks ended October 31, 1998 and November 1, 1997

Sales

         During the 13 weeks ended October 31, 1998, the Company's consolidated sales increased 9.6% to $674.1 million from $614.8 million during the 13 weeks ended November 1, 1997. During the third quarter, Barnes & Noble store sales rose 10.9% to $554.0 million from $499.7 million during the same period a year ago. As a percentage of total sales during the third quarter, Barnes & Noble store sales represented 82.2%, up from 81.3% during the same period last year.

         The third quarter Barnes & Noble same store sales gain of 4.5%, coupled with a 10.1% year over year increase in store square footage, produced the 10.9% increase in Barnes & Noble store sales. The number of comparable Barnes & Noble stores, as a percentage of total Barnes & Noble stores, increased to 89.3% as of October 31, 1998 compared with 76.5% as of November 1, 1997. Third quarter sales generated by barnesandnoble.com rose to $17.2 million, an increase of 330.4% over sales of $4.0 million reported for the third quarter of 1997 and a 37.9% increase from $12.5 million for the second quarter of 1998, continuing the trend of successive double digit quarterly increases since inception.

         During fiscal 1998's third quarter, B. Dalton sales, which represented 14.5% of total sales compared with 17.1% during the same period last year, declined (7.1%) primarily due to the closure of 52 B. Dalton stores since November 1, 1997. B. Dalton's same store sales decreased (1.1%) during fiscal 1998's third quarter.

         During the 13 weeks ended October 31, 1998, the Company opened 17 Barnes & Noble stores and closed two, bringing its total number of Barnes & Noble stores to 504 totaling 11.4 million square feet. During the same period, the Company opened two and closed five B. Dalton stores ending the period with 507 stores. As of October 31, 1998, the Company operated 1,011 stores in 49 states and the District of Columbia.

Cost of Sales and Occupancy

         During the 13 weeks ended October 31, 1998, cost of sales and occupancy increased $37.4 million, or 8.3%, to $487.7 million from $450.3 million during the 13 weeks ended November 1, 1997. As a percentage of sales, cost of sales and occupancy decreased to 72.4% during fiscal 1998's third quarter from 73.2% during the same period one year ago reflecting increased fulfillment through the distribution center, improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

         Selling and administrative expenses increased $28.8 million to $160.5 million during the 13 weeks ended October 31, 1998 from $131.7 million during the 13 weeks ended November 1, 1997. During the third quarter, selling and administrative expenses increased as a percentage of sales to 23.8% from 21.4% during the prior year period. The increase was primarily attributable to increased operating costs associated with the Company's investment in barnesandnoble.com.

Depreciation and Amortization

         During the third quarter, depreciation and amortization increased $5.0 million, or 24.9%, to $24.7 million from $19.7 million during the same period last year, as a result of depreciation on the 47 new Barnes & Noble stores opened since November 1, 1997 and depreciation attributable to barnesandnoble.com's capital expenditures.

Pre-opening Expenses

         Pre-opening expenses decreased $1.1 million, or 34.6%, to $2.0 million during the 13 weeks ended October 31, 1998 from $3.1 million during the 13 weeks ended November 1, 1997, as a result of the 31 fewer Barnes & Noble store openings during the 52 weeks ended October 31, 1998 in comparison to the corresponding prior year period.

Operating Profit (Loss)

         The Company's consolidated operating loss during the 13 weeks ended October 31, 1998 was ($0.8) million compared with a consolidated operating profit of $10.0 million during the 13 weeks ended November 1, 1997. Operating profit of $19.6 million generated by the retail business was offset by barnesandnoble.com's third quarter operating loss of ($20.5) million. The $19.6 million operating profit for the retail business improved 25.6% from $15.6 million in the prior year, reflecting strong Barnes & Noble store sales growth, expanding gross margins and increasing leverage on occupancy expenses.

Interest Expense, Net and Amortization of Deferred Financing Fees

         Net interest expense and amortization of deferred financing fees decreased to $6.9 million during the 13 weeks ended October 31, 1998 from $9.9 million during the 13 weeks ended November 1, 1997. Interest expense decreased due to a reduction in the average interest rate on borrowings as a result of the Company's refinancing of its senior credit facility in November 1997.

Benefit For Income Taxes

         The benefit for income taxes during the 13 weeks ended October 31, 1998 was $3.2 million compared with $0.0 million during the 13 weeks ended November 1, 1997. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates.

Net Earnings (Loss)

         As a result of the factors discussed above, the Company reported a consolidated net loss of ($4.6) million during the 13 weeks ended October 31, 1998 compared with net earnings of $0.1 million during the 13 weeks ended November 1, 1997. During the third quarter, the net loss per common share was ($0.07) per share (based on 68.6 million basic shares) compared to $0.00 per share (based on 70.5 million diluted shares) during the same period a year ago. The consolidated third quarter net loss reflects barnesandnoble.com's net loss of ($12.1) million or ($0.18) per share. Net earnings for the Company's retail operations increased to $7.5 million or $0.11 per share during the 13 weeks ending October 31, 1998 from net earnings of $3.4 million or $0.05 per share during the 13 weeks ending November 1, 1997.

Results of Operations

39 weeks ended October 31, 1998 and November 1, 1997

Sales

         Consolidated sales totaled $2.015 billion during the 39 weeks ended October 31, 1998, a 10.2% increase over sales of $1.828 billion during the 39 weeks ended November 1, 1997. During the 39 weeks ended October 31, 1998, total Company sales rose primarily due to a 12.1% increase in Barnes & Noble store sales to $1.662 billion from $1.483 billion during the same period a year ago. For the same respective periods, Barnes & Noble store sales, as a percentage of total sales, rose to 82.5%, up from 81.1%.

         The year-to-date increase in Barnes & Noble same store sales of 5.2%, coupled with a 10.6% year over year increase in store square footage, produced the 12.1% increase in Barnes & Noble store sales. Year-to-date sales generated by barnesandnoble.com rose to $39.1 million, an increase of 512.2% over sales of $6.4 million reported for the same period one year ago.

         B. Dalton stores generated 14.8% of total sales year-to-date compared with 17.7% during the prior period. Year-to-date B. Dalton sales declined (7.6%) as a result of 52 store closings since November 1, 1997, and a (0.8%) decrease in same store sales for the 39 weeks.

         During the 39 weeks ended October 31, 1998, the Company opened 28 and closed seven Barnes & Noble stores and opened two and closed 23 B. Dalton stores.

Cost of Sales and Occupancy

         During the 39 weeks ended October 31, 1998, cost of sales and occupancy increased $116.0 million, or 8.5%, to $1.473 billion from $1.357 billion during the 39 weeks ended November 1, 1997. As a percentage of sales, cost of sales and occupancy decreased to 73.1% during the 39 weeks ended October 31, 1998, from 74.2% during the same period last year reflecting increased fulfillment through the distribution center, improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

         Selling and administrative expenses increased $87.1 million, or 22.7%, to $470.7 million during the 39 weeks ended October 31, 1998 from $383.6 million during the 39 weeks ended November 1, 1997. As a percentage of sales, selling and administrative expenses increased to 23.4% during the 39 weeks ended October 31, 1998, from 21.0% during the same period last year. The increase was primarily attributable to increased operating costs associated with the Company's investment in barnesandnoble.com.

Depreciation and Amortization

         Depreciation and amortization increased $13.0 million, or 23.0%, to $69.4 million during the 39 weeks ended October 31, 1998 from $56.4 million during the 39 weeks ended November 1, 1997. Depreciation on the 47 Barnes & Noble stores opened since November 1, 1997 and depreciation attributable to barnesandnoble.com's capital expenditures were the primary factors contributing to the increase.

Pre-opening Expenses

         Pre-opening expenses decreased ($3.4) million, or (33.0%), to $6.9 million during the 39 weeks ended October 31, 1998 from $10.3 million during the 39 weeks ended November 1, 1997 primarily as a result of 31 fewer Barnes & Noble store openings during the 52 weeks ended October 31, 1998 compared to the corresponding prior year period.

Operating Profit (Loss)

         The Company's consolidated operating loss during the 39 weeks ended October 31, 1998 was ($4.1) million compared with a consolidated operating profit of $20.5 million during the 39 weeks ended November 1, 1997. Operating profit generated by the retail business was $52.9 million offset by barnesandnoble.com's operating loss of ($57.1) million. The $52.9 million operating profit for the retail business was a 84.9% increase over $28.6 million in the prior year, reflecting strong Barnes & Noble store sales growth, expanding gross margins and increasing leverage on occupancy expenses.

Interest Expense, Net and Amortization of Deferred Financing Fees

         Interest expense, net of interest income, and amortization of deferred financing fees decreased to $19.0 million during the 39 weeks ended October 31, 1998 from $29.3 million during the 39 weeks ended November 1, 1997. Interest expense decreased due to a reduction in the average interest rate on borrowings as a result of the Company's refinancing of its senior credit facility in November 1997.

Benefit For Income Taxes

         The benefit for income taxes during the 39 weeks ended October 31, 1998, was $9.5 million compared with $3.6 million during the 39 weeks ended November 1, 1997. Tax benefits during these periods were based upon management's estimate of the Company's annualized effective tax rates.

Net Loss

         As a result of the factors discussed above, the Company reported a net loss of ($13.6) million during the 39 weeks ended October 31, 1998 compared with a net loss of ($5.2) million during the 39 weeks ended November 1, 1997. For the 39 weeks ended October 31, 1998, the net loss per common share was ($0.20) per share (based on 68.4 million basic shares) compared with ($0.08) per share (based on 67.0 million basic shares) for the corresponding prior-year period. The consolidated net loss reflects barnesandnoble.com's net loss of ($20.0) million or ($0.29) per share. Excluding barnesandnoble.com, net earnings for the Company's retail operations increased to $20.0 million or $0.29 per share during the 39 weeks ending October 31, 1998 compared to a net loss of ($0.4) million or ($0.01) per share during the 39 weeks ending November 1, 1997.

Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with Year 2000 compliance by the Company or its service or supply providers, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company's online initiatives such as barnesandnoble.com, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                          PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

         In March 1998, the American Booksellers Association (ABA) and twenty-six independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group Inc. ("Borders") alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In November 1998, six other independent booksellers instituted an action in the same court against the same defendants asserting similar claims and seeking similar relief. The Company intends to vigorously defend both actions.

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders , Amazon, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint seeks certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the ABA at any time during the four year period preceding the filing of the Complaint. The Complaint alleges that the named plaintiffs have suffered damages of $11,250,000 or more and requests treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Complaint are similar to those contained in an action instituted by the ABA and 26 bookseller plaintiffs against the Company in March of 1998. The Company intends to vigorously defend the action.

         In November 1998, a former bookstore chain in Texas which has filed for bankruptcy protection, filed an amended complaint in an action in the Bankruptcy Court for the Northern District of Texas against the Company alleging various antitrust and related claims. Among other things, the plaintiff alleges that the Company conspired with national book publishers to obtain lower prices and to monopolize the Dallas/Fort Worth book retail market. The plaintiff is seeking $11,000,000 in actual damages, plus treble damages, punitive damages, and attorneys' fees. The Company intends to vigorously defend this action.

         In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Item 6:           Exhibits and Reports on Form 8-K

(a)       The following exhibits are filed as part of this Report:

   Exhibit No.                       Description of Exhibit
------------------      -------------------------------------------------
       2.1              Formation Agreement dated November 12, 1998
                        among Barnes & Noble, Inc., B&N.com Holding
                        Corp., barnesandnoble.com inc., B&N.com Member
                        Corp., Bertelsmann AG and BOL.US Online, Inc.
                        (incorporated herein by reference to Exhibit
                        10.1 to the Company's Current Report on Form
                        8-K, dated November 24, 1998, Commission File
                        No. 1-12302)

       2.2 Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (incorporated herein by reference to Exhibit
                        10.2 to the Company's Current Report on Form
                        8-K, dated November 24, 1998, Commission File
                        No. 1-12302)

        27              Financial Data Schedule

(b) On November 24, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 the establishment of its previously announced 50%/50% joint venture with Bertelsmann AG, an Akteingesellschaft organized and existing under the laws of Germany, to operate the Company's online retail business, barnesandnoble.com, and under Item 5 the agreement to purchase the Ingram Book Group.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BARNES & NOBLE, INC.
                                      (Registrant)

Date:  December 15, 1998              By:  /s/ Marie J. Toulantis
                                           ----------------------
                                           Marie J. Toulantis
                                           Executive Vice President, Finance

                              INDEX TO EXHIBITS

   Exhibit No.                       Description of Exhibit
------------------      -------------------------------------------------
       2.1              Formation Agreement dated November 12, 1998
                        among Barnes & Noble, Inc., B&N.com Holding
                        Corp., barnesandnoble.com inc., B&N.com Member
                        Corp., Bertelsmann AG and BOL.US Online, Inc.
                        (incorporated herein by reference to Exhibit
                        10.1 to the Company's Current Report on Form
                        8-K, dated November 24, 1998, Commission File
                        No. 1-12302)

       2.2 Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (incorporated herein by reference to Exhibit
                        10.2 to the Company's Current Report on Form
                        8-K, dated November 24, 1998, Commission File
                        No. 1-12302)

        27              Financial Data Schedule