Form 10-K
period 1999-01-30
BARNES & NOBLE INC
filed 1999-04-30
CIK 890491

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

                   For the fiscal year ended January 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-12302

                              Barnes & Noble, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                   06-1196501
-------------------------------------      -------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

     122 Fifth Avenue, New York, NY                      10011
-------------------------------------      -------------------------------------
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (212) 633-3300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share           New York Stock Exchange
----------------------------------------   -------------------------------------
              (Title of Class)                      (Name of Exchange on
                                                      which registered)



Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ____
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,734,867,031 based upon the closing market price of $32.125 per share of Common Stock on the New York Stock Exchange as of March 31, 1999.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 1999: 69,012,755


                               (Cover Page 1 of 2)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1999 are incorporated by reference into Parts II and IV.



                               (Cover Page 2 of 2)

                                TABLE OF CONTENTS

                                                                                                      Page
                                                       PART I

Item            1.      Business ...........................................................             4

Item            2.      Properties .........................................................            14

Item            3.      Legal Proceedings ..................................................            14

Item            4.      Submission of Matters to a Vote of Security Holders ................            15

                                                      PART II

Item            5.      Market for Registrant's Common Equity and Related Stockholder

                        Matters ............................................................            15

Item            6.      Selected Financial Data.............................................            16

Item            7.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations ..............................................            16

Item            7a.     Quantitative and Qualitative Disclosures About Market Risk..........           N/A

Item            8.      Financial Statements and Supplementary Data ........................            16

Item            9.      Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure ...............................................            17

                                                      PART III

Item           10.      Directors and Executive Officers of the Registrant .................            17

Item           11.      Executive Compensation .............................................            17

Item           12.      Security Ownership of Certain Beneficial Owners and Management .....            17

Item           13.      Certain Relationships and Related Transactions .....................            17

                                                      PART IV

Item           14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ....            18


                                     PART I

ITEM 1.       BUSINESS

General

         Barnes & Noble, Inc. (Barnes & Noble or the Company), the world's largest bookseller(*), as of January 30, 1999 operated 1,009 bookstores. Of these 1,009 stores, 520 operate under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names, (50 of which were opened in fiscal 1998), and 489 operate under the B. Dalton Booksellers, Doubleday Book Shops and Scribner's Bookstore trade names. Through its fifty percent interest in barnesandnoble.com llc (barnesandnoble.com), the Company is also the world's largest bookseller on the World Wide Web (http://www.barnesandnoble.com) and the exclusive bookseller on America Online (keyword: bn). Barnes & Noble publishes books under its own imprint for exclusive sale through its retail stores, mail-order catalogs and barnesandnoble.com. During fiscal 1998, the Company's share of the consumer book market was approximately 15%.

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

         The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal year ended January 30, 1999 (fiscal 1998) and the fiscal year ended January 31, 1998 (fiscal 1997) were comprised of 52 weeks.

        The Company's sales increased 7.5% during fiscal 1998 to $3.006 billion from $2.797 billion during fiscal 1997. The Company's retail business reported an operating profit of $188.6 million, up 16.0% from last year's operating profit of $162.7 million. Expanding gross margins due to the realization of further distribution center efficiencies and continued leverage on occupancy expenses combined with solid sales growth were the major drivers of the 1998 operating results. On a consolidated basis, the Company's net earnings increased 42.8% to $92.4 million or $1.29 per diluted share, compared to $0.93 per diluted share for 1997. Before the effect of barnesandnoble.com, retail earnings before extraordinary charge increased $23.0 million, or 31.3% to $96.8 million (or $1.35 per diluted share) from $73.8 million (or $1.06 per diluted share).

Barnes & Noble Stores

         General

        Barnes & Noble is the largest operator of book "super" stores in the United States(*) with 520 Barnes & Noble stores located in 49 states and the District of Columbia as of January 30, 1999. With more than 30 years of bookselling experience, management has a strong sense of customers' changing needs and the Company leads book retailing with a "community store" concept. Barnes & Noble's typical store offers a comprehensive title base, a cafe, a children's section, a music department and a calendar of

--------
(*)  Based upon information reported in trade publications and public filings.

ongoing events, including author appearances and children's activities, that make each Barnes & Noble store an active part of its community.

         Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble stores opened during fiscal 1998 added 1.3 million square feet to the Barnes & Noble base, bringing the total square footage to 11.9 million square feet, a 10% increase over the prior year. Barnes & Noble stores contributed more than 84% of the Company's total sales in fiscal 1998. The Company plans to open approximately 50 Barnes & Noble stores in 1999 which are expected to average 26,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

         Proximity to Customers. The Company's strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its "super" store roll-out, the Company has employed a market clustering strategy. As of January 30, 1999, Barnes & Noble had stores in 149 of the total 208 DMA markets (Designated Market Area). In 73 of the 149 markets the Company has only one Barnes & Noble store. The Company believes its early market penetration and the stores' proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

         Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 to 175,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers represent only 3% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty. During fiscal 1999 the Company expects to complete installation of BookMaster, the Company's new in-store operating system, in all Barnes & Noble stores. BookMaster enhances the Company's existing merchandise replenishment systems, resulting in higher in-stock positions and better productivity at the store level through efficiencies in receiving, cashiering and returns processing.

         Experienced Booksellers. The Company's culture of outgoing, helpful and knowledgeable booksellers consists of 29,000 full- and part-time employees operating over 1,000 stores as of January 30, 1999. Barnes & Noble has created nearly 2,000 new jobs nationwide during fiscal 1998 primarily due to its Barnes & Noble store expansion.

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

         Music Departments. As of January 30, 1999, the Company had 203 Barnes & Noble stores with music departments which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock, tailored to the tastes of the Company's core customers, the 35 to 45 year age group. Listening stations are available for customers to preview selected compact disks.

         Discount Pricing. Barnes & Noble stores employ a nationwide discount pricing strategy. Hardcover bestsellers are discounted 30% off the publishers' suggested retail price, with a 10% discount on most other hardcover books. The Company believes that its pricing strategies enable the Company to be competitive.

         Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children's storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, significant word-of-mouth publicity and free media coverage. The Company also supports communities through efforts on behalf of First Book, a national organization dedicated to providing books to children with little or no access to them outside of school. The Company is one of the leading sponsors of Writer's Harvest, an annual series of readings held across the country sponsored by Share our Strength, one of the nation's foremost anti-poverty organizations.

         Merchandising and Marketing

         The Company's merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 175,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store's customers. Before a store opens, the Company's buyers study the community and customize the title selection with offerings from the store's local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers' selection to the interests, lifestyles and demands of the store's local customers. The Company's proprietary database, which includes catalogued sales rankings of over 750,000 titles in over 150 subjects, provides each store with comprehensive title selections in those subjects in which it seeks to expand. During 1998, the Company continued rolling out the next generation of its state-of-the-art store system, BookMaster. The new store system greatly enhances store-level customer service and productivity with its extremely fast register transactions and its title database with more than one million titles designed specifically for book browsing. The roll-out will be completed in 1999.

         Store Locations and Properties

         The Company's experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers or freestanding buildings. The Company has been successful in converting existing structures into dynamic bookstores in the Barnes & Noble store format such as conversions of old movie theaters, bowling alleys, power plants and landmark buildings.

         The number of Barnes & Noble stores located in each state and the District of Columbia as of January 30, 1999 are listed below:


                                     NUMBER                                                          NUMBER
STATE                               OF STORES                    STATE                            OF STORES
-----                               ---------                    -----                            ---------
Alaska                                    1                      Missouri                               8
Alabama                                   5                      Montana                                3
Arizona                                  11                      Nebraska                               4
Arkansas                                  2                      Nevada                                 5
California                               74                      New Hampshire                          3
Colorado                                 13                      New Jersey                            17
Connecticut                              11                      New Mexico                             2
Delaware                                  1                      New York                              33
Dist. of Columbia                         1                      North Carolina                        15
Florida                                  36                      North Dakota                           2
Georgia                                  10                      Ohio                                  14
Hawaii                                    1                      Oklahoma                               5
Idaho                                     3                      Oregon                                 8
Illinois                                 22                      Pennsylvania                          17
Indiana                                   7                      Rhode Island                           1
Iowa                                      3                      South Carolina                         8
Kansas                                    4                      South Dakota                           1
Kentucky                                  4                      Tennessee                              8
Louisiana                                 5                      Texas                                 52
Maine                                     1                      Utah                                   8
Maryland                                  8                      Vermont                                1
Massachusetts                            16                      Virginia                              13
Michigan                                 14                      Washington                            16
Minnesota                                14                      Wisconsin                              7
Mississippi                               1                      Wyoming                                1




         Expansion

         The Company believes its Barnes & Noble store format offers the greatest opportunity to increase its share of the expanding consumer book market and intends to strengthen its position as the world's leading operator of book superstores by opening approximately 50 new stores during fiscal 1999.

         All stores will be opened under the Barnes & Noble Booksellers trade name, and positions in those stores will be filled from within the Company wherever possible.

         The Company anticipates that its expansion plans will be supported by a combination of continuing strong demand for consumer books, which has grown over the past five years at a rate of 5.0% compounded annually according to Veronis, Suhler & Associates Communications Industry Forecast and incremental sales generated by new stores.

B. Dalton Stores

         General

         The Company is the second largest operator of mall bookstores in the United States(*). During fiscal 1998, B. Dalton generated revenues of approximately $468.4 million, or 15.6% of the Company's total revenues, compared with 18.2% of total Company revenues during fiscal 1997.

         Most B. Dalton stores range in size from 2,800 to 6,000 square feet. These stores stock between 15,000 and 25,000 titles, feature new releases, bestsellers and children's books, and carry a solid selection of titles in categories such as business, computers, cooking and reference. B. Dalton employs a market-by-market discount pricing strategy which generally discounts hardcover bestsellers from 15% to 25% off the publishers' suggested retail prices. B. Dalton also offers a Book$avers discount card for an annual fee which allows customers an additional 10% discount on substantially all purchases. The Company's 15 Doubleday and eight Scribner's bookstores utilize a more upscale format in select shopping malls and place a greater emphasis on hardcover and gift books.

         The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to superstore competition and, to a lesser extent, weaker overall consumer traffic in shopping malls. Part of the Company's strategy has been to close underperforming stores, which has resulted in the closing of between 40 to 60
B. Dalton stores per year since 1989 as leases come up for renewal.

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

         B. Dalton's advertising and promotional programs focus on point-of-sale and storefront signage and other in-store promotions designed to attract walk-by mall traffic. B. Dalton takes full advantage of cooperative advertising funds made available by publishers and generally limits its expenditures and promotional programs to the amount of such funds. In addition, stores customarily incur advertising costs, often in amounts equal to a percentage of their annual sales, for lease-required advertising of mall-related promotional events.

         Store Locations and Properties

           Approximately 87% of B. Dalton stores are located in enclosed regional shopping malls. The remaining stores are located in strip shopping centers and central business districts. Site selections and


--------
(*)  Based upon information reported in trade publications and public filings.

lease renewals for all B. Dalton stores are made after an extensive review of demographic data, mall tenants, location within the mall and competitive factors.

         The number of B. Dalton stores located in each state and the District of Columbia as of January 30, 1999 are listed below:

                                     NUMBER                                                          NUMBER
STATE                               OF STORES                    STATE                             OF STORES
-----                               ---------                    -----                             ---------
Alabama                                   1                      Montana                                3
Arizona                                  12                      Nebraska                               3
Arkansas                                  1                      Nevada                                 3
California                               75                      New Hampshire                          2
Colorado                                 10                      New Jersey                            12
Connecticut                               5                      New Mexico                             2
Dist. Of Columbia                         4                      New York                              19
Florida                                  24                      North Carolina                        11
Georgia                                  12                      North Dakota                           4
Idaho                                     3                      Ohio                                  24
Illinois                                 20                      Oklahoma                               4
Indiana                                   8                      Oregon                                 6
Iowa                                     11                      Pennsylvania                          24
Kansas                                    6                      South Carolina                         5
Kentucky                                  3                      South Dakota                           2
Louisiana                                11                      Tennessee                              4
Maine                                     2                      Texas                                 32
Maryland                                 10                      Utah                                   6
Massachusetts                             8                      Virginia                              13
Michigan                                 22                      Washington                            15
Minnesota                                21                      West Virginia                          1
Mississippi                               1                      Wisconsin                              7
Missouri                                 15                      Wyoming                                2



         Given the Company's continuing plans to execute its strategy to maximize returns from its B. Dalton division, the Company anticipates it will continue to realize a decline in the number of B. Dalton stores during 1999 primarily due to lease expirations. During fiscal 1998, the Company opened 4 B. Dalton stores and closed 43 stores, primarily as a result of electing not to renew expiring leases.

barnesandnoble.com

         General

         barnesandnoble.com, a limited liability company created in November 1998 was formed by combining the online bookselling operations of the Company, which began in early 1997, with funds contributed by the international media company Bertelsmann AG (Bertelsmann), one of the largest integrated media companies in the world. barnesandnoble.com has one of the world's largest selection of books - more than eight million in-print and out-of-print books. As of December 1998, in less than two years of operations, it has become the fourth largest e-commerce site and among the top 25 overall sites on the

World Wide Web, according to Media Metrix. Through the Company, barnesandnoble.com has access to the largest standing inventory of any online bookseller with more than 750,000 titles ready for immediate delivery. The site's database features more than six and one half million out-of-print and rare books, as well as the largest online selection of bargain books discounted up to 90 percent. During 1998, many major enhancements were introduced, including one-click ordering, a powerful and user friendly search engine, e-mail book reviews and product-notification services, Software and Magazine stores, a Gift Center and Bargain Book store and online gift certificates. Also during 1998, the site began to add music and video to its product offerings, an initiative scheduled to be fully rolled out during 1999. barnesandnoble.com is the exclusive bookseller to America Online (AOL)'s more than 17 million subscribers. barnesandnoble.com's affiliate network pays the highest commissions with the best linking and best reporting tools, including daily updated sales information, and is a leader in business-to-business e-commerce with its unique Business Solutions program.

Other Strategies

         Proprietary Publishing. With publishing and distribution rights to over 2,000 titles covering a wide range of subject categories, the Company further differentiates its product offerings from those of its competitors by publishing books under its own Barnes & Noble Books imprint for exclusive sale in its retail stores, direct mail catalogs and barnesandnoble.com. As part of this activity, the Company licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. These books are published under the Barnes & Noble Books imprint. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

         Books published by the Company are featured prominently in the Company's direct-mail catalogs, in the front of the Company's stores, and on the barnesandnoble.com Web site. The Company continued to expand its publishing in the past year, especially our trade and juvenile lines.

         Strategic Investments. The Company maintains an equity investment in Chapters, Inc., an Ontario corporation which is publicly traded on the Toronto Stock Exchange. Chapters is the largest book retailer in Canada and the third largest in North America(*), operating 327 bookstores, including 52 superstores. The Company also maintains an equity investment in Calendar Club L.L.C., an operator of seasonal calendar kiosks both in the United States and internationally.

--------
(*)  Based upon information reported in trade publications and public filings.

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

         The Company purchases books on a regular basis from over 1,700 publishers and approximately 50 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 45% of the Company's book purchases during fiscal 1998, and no single supplier accounted for more than 16% of the Company's purchases during this period. Consistent with retail book industry practice, substantially all of the Company's book purchases are returnable for full credit, a practice which substantially reduces the Company's risk of inventory obsolescence.

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

Distribution

         Over the past four years, the Company has invested significant capital in its systems and technology, by building new platforms, implementing new software applications and opening a new distribution center. During September 1996 the Company opened a new state-of-the-art 344,000 square foot distribution facility in South Brunswick, New Jersey. Historically, the Company replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. Significantly more inventory is now sourced through the Company's new distribution center increasing direct buying from publishers rather than wholesalers. Improved just-in-time deliveries to stores and increased inventory turnover provide added benefits.

         In addition, the Company's distribution network provides a significant competitive advantage for barnesandnoble.com. By stocking nearly 750,000 titles, the Company is currently in a position to provide overnight delivery service to online customers at gross margins which allow barnesandnoble.com to offer very deep discounts.

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

         Building on the Company's previous proprietary inventory management system, during 1996 the Company introduced a new client server store system (BookMaster). BookMaster is an inventory management system with integrated point of sale features that utilizes a proprietary data-warehouse-based replenishment system. It enhances communications and real-time access to our network of stores, distribution center and wholesalers. In addition, implementation of just-in-time replenishment has provided for more rapid replenishment of books to all Barnes & Noble stores, resulting in higher in-stock positions and better productivity at the store level through efficiencies in receiving, cashiering and returns processing. During the 52 weeks ending January 29, 2000 (fiscal 99), the Company expects to complete installation of the BookMaster system.

         The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

Competition

         The retail bookselling business is highly competitive. The Company competes in the superstore business with Borders Group, Inc. and other national chains which have substantially fewer superstores than the Company, and in the mall bookstore business with Walden Book Company, Inc., a subsidiary of Borders Group, Inc. and the largest operator of mall bookstores in the country(*). The Company also competes with regional chains, as well as independent single store operators, local multi-store operators, department stores, variety discounters, drug stores and warehouse clubs. Many of the Company's competitors have been expanding in both store size and number of outlets. The Company competes with Internet-based competition from numerous booksellers including online companies, such as Amazon.com, Inc., traditional book retailers and publishers. The Company expects future online competition to intensify.

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

Seasonality

         The Company's business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Christmas selling season. The growth in Barnes & Noble stores continues to reduce such seasonal fluctuation. The Company has now reported operating profit for eleven consecutive quarters.

Acquisition of Ingram Book Group

         On November 6, 1998, the Company announced an agreement to purchase the Ingram Book Group, a group of privately held subsidiaries of Ingram Industries Inc., for $600 million, consisting of approximately $200 million in cash and approximately $400 million in common stock of the Company. The closing of the transaction is subject to the satisfaction of certain conditions including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Employees

         The Company currently employs approximately 4,200 full-time salaried, 11,000 full-time hourly and 14,000 part-time hourly employees. The Company's employees are not represented by unions and the Company believes that its relationship with its employees is excellent.

--------
(*)  Based upon information reported in trade publications and public filings.

ITEM 2.       PROPERTIES

         All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of ten or fifteen years with one or more renewal options. The terms of the Barnes & Noble store leases for its 519 leased stores open as of January 30, 1999 expire as follows:

Lease Terms to Expire During                                 Number of
(twelve months ending on or about January 31)                 Stores
                                                           --------------

2000.......................................................       10
2001.......................................................        6
2002.......................................................       28
2003.......................................................       44
2004.......................................................       27
2005 and later.............................................      404

         All B. Dalton stores are leased. The leases generally provide for an initial ten-year term with no renewal option. The terms of the 489 B. Dalton leases as of January 30, 1999 expire as follows:

Lease Terms to Expire During                                 Number of
(twelve months ending on or about January 31)                 Stores
                                                           --------------

2000.......................................................       170
2001.......................................................        78
2002.......................................................        45
2003.......................................................        32
2004.......................................................        38
2005 and later.............................................       126

         The Company generally has been able to renew expiring leases on favorable terms, and believes that renewals of leases expiring in the future will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 3.       LEGAL PROCEEDINGS

         In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group Inc. (Borders) alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In November 1998, six other independent booksellers instituted an action in the same court against the same defendants asserting similar claims and seeking similar relief. The Company intends to vigorously defend both actions.

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders, Amazon.com, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint seeks certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the ABA at any time during the four-year period preceding the filing of the Complaint. The Complaint alleges that the named plaintiffs have suffered damages of $11.25 million or more and requests treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. Many of the allegations in the Complaint are similar to those contained in the ABA action described above. The Company intends to vigorously defend the action.

         In November 1998, a former bookstore chain in Texas which has filed for bankruptcy protection, filed an amended complaint in an action in the Bankruptcy Court for the Northern District of Texas against the Company alleging various antitrust and related claims. Among other things, the plaintiff alleges that the Company conspired with national book publishers to obtain lower prices and to monopolize the Dallas/Fort Worth book retail market. The plaintiff is seeking $11 million in actual damages, plus treble damages, punitive damages, and attorneys' fees. The Company intends to vigorously defend this action.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 13 weeks ended January 30, 1999.

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

                                Fiscal 1998                  Fiscal 1997
                          ------------------------      ----------------------
                             High         Low             High          Low
                          -----------   ---------      -----------   ---------

First Quarter              $39 13/16      30 1/4         $19 15/16     15 3/16
Second Quarter              48            31 15/16        25 1/2       18  1/2
Third Quarter               41 11/16      22 3/16         32 1/4       22  3/8
Fourth Quarter              48            26 3/4          34 1/4       25 13/16

Approximate Number of Holders of Common Equity

                                                  Approximate
                                                   Number of
                                                Record Holders
                                                     as of
Title of Class                                  March 31, 1999
--------------                                  --------------

Common stock, $0.001 par value                       2,018

Dividends

         The terms of the Company's debt agreements prohibits payment of cash dividends. During fiscal 1998, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6.       SELECTED FINANCIAL DATA

         The information included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1999 (the Annual Report) under the section entitled "Selected Financial Data" is incorporated herein by reference.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 30, 1999 (the "Proxy Statement").

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

         The following are filed as Exhibits to this form:


 Exhibit
   No.                                 Description
 -------                               -----------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.(1)

3.2 Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996.(2)

3.3         Amended and Restated By-laws of the Company.(1)

3.4         Amendment to the Company's By-laws adopted May 31, 1995.(3)

 Exhibit
   No.                                 Description
 -------                               -----------

3.5 Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble, Inc. (4)

3.6 Certificate of Amendment of The Amended and Restated Certificate of Incorporation of Barnes & Noble, Inc., dated July 17, 1998 and filed July 17, 1998.(4)

4.1         Specimen Common Stock certificate. (1)

4.2 Rights Agreement, dated as of July 10, 1998, between Barnes & Noble, Inc. and The Bank of New York, as Rights Agent. (4)

10.1 Amended and Restated Credit Agreement, dated as of November 18, 1997, among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent (the "Agent") and the Banks party thereto. (5)

10.2 Pledge and Security Agreement dated as of March 15, 1996, among the Company, its subsidiaries and the Agent. (6)

10.3 Amendment to the Pledge and Security Agreement dated as of November 18, 1997. (5)

10.4        1996 Incentive Plan as Amended. (10)

10.5        1991 Employee Incentive Plan. (1)

10.6        Extended Savings Plan. (1)

10.7 Amendment to the Extended Savings Plan dated as of December 22, 1995.(6)

10.8 Amended and Restated Employees' Retirement Plan dated as of January 1, 1998. (5)

10.9        Supplemental Compensation Plan. (7)

10.10 License Agreement for "Barnes & Noble" service mark, dated as of February 11, 1987. (1)

10.11 Consents to "Barnes & Noble" License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (6)

 Exhibit
   No.                                 Description
 -------                               -----------


10.12 Employment Agreements between the Company and each of Mitchell S. Klipper and Stephen Riggio, dated as of April 1, 1993 and July 15, 1993, respectively (collectively the "Employment Agreements"). (8)

10.13 Amendment to each of the Employment Agreements dated as of April 1, 1998. (5)

10.14 Formation Agreement dated November 12, 1998 among Barnes & Noble, Inc., B&N.com Holding Corp., barnesandnoble.com inc., B&N.com Member Corp., Bertelsmann AG and BOL.US Online, Inc.(9)

10.15 Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc.(9)

10.16 Supply Agreement, dated as of October 31, 1998, between Barnes & Noble, Inc. and barnesandnoble.com.(10)

13.1 The sections of the Company's Annual Report entitled: "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "The Report of Independent Certified Public Accountants".(10)

21.1        List of subsidiaries.(10)

23.1        Consent of BDO Seidman, LLP.(10)

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 27, 1996.

(3) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 29, 1995.

(4)         Previously filed as an exhibit to the Company's Form 8-K dated July
            15, 1998.

(5) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 31, 1998.

(6) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 27, 1996.

(7) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-50548) and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Form 8-K dated November 24, 1998.

(10)        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By: /s/ Leonard Riggio                      By: /s/ Marie J. Toulantis
    ------------------                          ----------------------
    Leonard Riggio, Chairman                    Marie  J. Toulantis,
    of the Board and Chief                      Executive Vice President,
    Executive Officer                           Finance and Chief Financial
    April 30, 1999                              Officer
                                                April 30, 1999

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


Name                                                   Title                                      Date
----                                                   -----                                      ----

/s/ Leonard Riggio                     Chairman of the Board and Chief Executive               April 30, 1999
-----------------------------------    Officer
Leonard Riggio

/s/ Stephen Riggio                     Vice Chairman                                           April 30, 1999
-----------------------------------
Stephen Riggio

/s/ Michael N. Rosen                   Secretary and Director                                  April 30, 1999
-----------------------------------
Michael N. Rosen

/s/ Matthew A. Berdon                  Director                                                April 30, 1999
-----------------------------------
Matthew A. Berdon

/s/ William Dillard, II                Director                                                April 30, 1999
-----------------------------------
William Dillard, II

/s/ Jan Michiel Hessels                Director                                                April 30, 1999
-----------------------------------
Jan Michiel Hessels

/s/ Irene R. Miller                    Director                                                April 30, 1999
-----------------------------------
Irene R. Miller

/s/ Margaret T. Monaco                 Director                                                April 30, 1999
-----------------------------------
Margaret T. Monaco

/s/ William Sheluck, Jr.               Director                                                April 30, 1999
-----------------------------------
William Sheluck, Jr.
