Form 10-Q
period 1999-05-01
BARNES & NOBLE INC
filed 1999-06-11
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 1, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number: 1-12302

                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     06-1196501
-------------------------------------------       ------------------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

     122 Fifth Avenue, New York, NY                          10011
-------------------------------------------       ------------------------------
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

Number of shares of $.001 par value common stock outstanding as of May 31, 1999:
69,345,603.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                   May 1, 1999

                               Index to Form 10-Q

                                                                                                            Page No.
                                                                                                            --------
PART I -              FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated  Statements  of  Operations - For the 13 weeks ended May 1, 1999
                          and May 2, 1998..........................................................               3

                      Consolidated Balance Sheets - May 1, 1999, May 2, 1998 and January 30, 1999..               4

                      Consolidated  Statements  of Cash Flows - For the 13 weeks  ended May 1, 1999
                          and May 2, 1998..........................................................               6

                      Notes to Consolidated Financial Statements...................................               7

Item 2.               Management's  Discussion  and Analysis of Financial  Condition and Results of
                          Operations...............................................................               9

Item 3.               Quantitative and Qualitative Disclosures About Market Risk                                N/A

PART II -             OTHER INFORMATION............................................................

Item 6.               Exhibits and Reports on Form 8-K.............................................              14

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          13 weeks ended
                                                                            --------------------------------------------
                                                                                May 1, 1999               May 2, 1998
                                                                            --------------------      ------------------
Sales                                                                          $    718,336                656,976
Cost of sales and occupancy                                                         525,965                484,589
                                                                               ------------           ------------
    Gross profit                                                                    192,371                172,387
                                                                               ------------           ------------
Selling and administrative expenses                                                 151,932                135,557
Depreciation and amortization                                                        25,799                 20,528
Pre-opening expenses                                                                    801                  2,604
                                                                               ------------           ------------
    Operating profit                                                                 13,839                 13,698
Interest (net of interest income of $712 and $105,
    respectively) and amortization of deferred
    financing fees                                                                    4,742                  5,750
Equity in net loss of barnesandnoble.com llc                                         11,544                 13,603
                                                                               ------------           ------------
       Loss before benefit for income taxes
          and cumulative effect of change in
          accounting principle                                                       (2,447)                (5,655)
Benefit for income taxes                                                             (1,003)                (2,320)
                                                                               ------------           ------------
       Loss before cumulative effect of change in
          accounting principle                                                       (1,444)                (3,335)
Cumulative effect of change in accounting principle,
    net of tax benefit of $3,125                                                     (4,500)                    --
                                                                               ------------           ------------
    Net Loss                                                                   $     (5,944)                (3,335)
                                                                               ============           ============
Loss per common share
    Basic
       Loss before cumulative effect of change in
          accounting principle                                                 $      (0.02)                 (0.05)
       Cumulative effect of change in accounting
          principle                                                            $      (0.07)                    --
       Net Loss                                                                $      (0.09)                 (0.05)
    Diluted
       Loss before cumulative effect of change in
          accounting principle                                                 $      (0.02)                 (0.05)
       Cumulative effect of change in accounting
          principle                                                            $      (0.07)                    --
       Net Loss                                                                $      (0.09)                 (0.05)
Weighted average common shares outstanding
       Basic                                                                     68,931,000             68,101,000
       Diluted                                                                   68,931,000             68,101,000

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                                  May 1,             May 2,            January 30,
                                                                   1999               1998                1999
                                                               -------------      --------------     ---------------
                                                                          (unaudited)
         ASSETS
Current assets:
    Cash and cash equivalents                                   $   15,815              10,801             31,081
    Receivables, net                                                43,226              29,452             57,523
    Merchandise inventories                                        940,321             855,938            945,073
    Prepaid expenses and other current assets                       74,731              81,944             54,634
                                                                ----------          ----------         ----------
      Total current assets                                       1,074,093             978,135          1,088,311
                                                                ----------          ----------         ----------

Property and equipment:
    Land and land improvements                                       3,247                 681              3,197
    Buildings and leasehold improvements                           389,296             352,083            383,292
    Fixtures and equipment                                         462,936             361,663            440,488
                                                                ----------          ----------         ----------
                                                                   855,479             714,427            826,977
     Less accumulated depreciation and amortization                339,756             261,649            316,631
                                                                ----------          ----------         ----------
      Net property and equipment                                   515,723             452,778            510,346
                                                                ----------          ----------         ----------

Intangible assets, net                                              86,166              89,423             86,980
Investment in barnesandnoble.com llc                                70,763              34,060             82,307
Other noncurrent assets                                             50,646              40,607             39,653
                                                                ----------          ----------         ----------

    Total assets                                                $1,797,391           1,595,003          1,807,597
                                                                ==========          ==========         ==========

                                                                     (Continued)

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                                   May 1,             May 2,            January 30,
                                                                    1999               1998                1999
                                                                -------------      --------------     ---------------
                                                                          (unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  439,520             429,832            498,237
    Accrued liabilities                                             225,076             206,794            274,085
                                                                 ----------          ----------         ----------
       Total current liabilities                                    664,596             636,626            772,322
                                                                 ----------          ----------         ----------

Long-term debt                                                      340,000             358,600            249,100
Deferred income taxes                                                32,449                  --             32,449
Other long-term liabilities                                          78,108              65,381             74,937

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000
       shares authorized;  69,092,730, 68,235,489
       and 68,759,111 shares issued and outstanding,
       respectively                                                      69                  68                 69
    Additional paid-in capital                                      532,910             474,836            523,517
    Retained earnings                                               149,259              59,492            155,203
                                                                 ----------          ----------         ----------

       Total shareholders' equity                                   682,238             534,396            678,789
                                                                 ----------          ----------         ----------
                                                                         --                  --                 --
Commitments and contingencies                                    ----------          ----------         ----------

    Total liabilities and shareholders' equity                   $1,797,391           1,595,003          1,807,597
                                                                 ==========          ==========         ==========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                              13 weeks ended
                                                                             -------------------------------------------
                                                                                 May 1, 1999              May 2, 1998
                                                                             -------------------      ------------------
Cash flows from operating activities:
    Net loss                                                                        $  (5,944)             (3,335)
    Adjustments to reconcile net loss to net cash flows from
       operating activities:
       Depreciation and amortization                                                   25,892              20,615
       Loss on disposal of property and equipment                                         548                  --
       Increase in other  long-term  liabilities  for scheduled
          rent increases in long-term leases                                            3,304               3,564
       Culmulative effect of change in accounting principle, net of tax                 4,500                  --
       Equity in net loss of barnesandnoble.com llc                                    11,544              13,603
       Changes in operating assets and liabilities, net                              (113,407)            (78,570)
                                                                                    ---------           ---------
       Net cash flows from operating activities                                       (73,563)            (44,123)
                                                                                    ---------           ---------
Cash flows from investing activities:
    Purchases of property and equipment                                               (30,910)            (15,145)
    Investment in barnesandnoble.com llc                                                                  (22,853)
    Net decrease (increase) in other noncurrent assets                                (11,086)                449
                                                                                    ---------           ---------
       Net cash flows from investing activities                                       (41,996)            (37,549)
                                                                                    ---------           ---------
Cash flows from financing activities:
    Net increase in revolving credit facility                                          90,900              73,800
    Proceeds from exercise of common stock options including related
          tax benefits                                                                  9,393               5,976
                                                                                    ---------           ---------
       Net cash flows from financing activities                                       100,293              79,776
                                                                                    ---------           ---------
Net decrease in cash and cash equivalents                                             (15,266)             (1,896)
Cash and cash equivalents at beginning of period                                       31,081              12,697
                                                                                    ---------           ---------
Cash and cash equivalents at end of period                                          $  15,815              10,801
                                                                                    =========           =========
Changes in operating assets and liabilities, net:
    Receivables, net                                                                $  14,297              14,059
    Merchandise inventories                                                             4,752              (4,356)
    Prepaid expenses and other current assets                                         (27,722)            (24,367)
    Accounts payable and accrued liabilities                                         (104,734)            (63,906)
                                                                                    ---------           ---------
       Changes in operating assets and liabilities, net                             $(113,407)            (78,570)
                                                                                    =========           =========
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                     $   5,091               5,171
       Income taxes                                                                 $  28,450              14,918

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the 13 weeks ended May 1, 1999 and May 2, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 1, 1999 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 30, 1999 (fiscal 1998). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 1, 1999 are not indicative of the results to be expected for the 52 weeks ending January 29, 2000.

(1)      Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 86%, 84% and 86% of the Company's merchandise inventories as of May 1, 1999, May 2, 1998 and January 30, 1999, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of May 1, 1999 and January 30, 1999, and would have increased approximately $4,352 as of May 2, 1998.

(2)      Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the Company's investment in barnesandnoble.com llc (barnesandnoble.com) which has been presented in the accompanying consolidated financial statements under the equity method as of the beginning of fiscal 1998.

(3)     Income Taxes

The tax provisions for the periods ended May 1, 1999 and May 2, 1998 are based upon management's estimate of the Company's annualized effective tax rate.

(4)     Change in Accounting Principle

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company has historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations. In accordance with SOP 98-5, the Company recorded a one-

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the 13 weeks ended May 1, 1999 and May 2, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)

time non-cash charge reflecting the cumulative effect of a change in accounting principle, in the amount of $4,500 after taxes, representing such start-up costs capitalized as of the beginning of fiscal year 1999. The effect of the change on operating results for the 13 weeks ended May 1, 1999 was an increase in operating profit of $1.5 million and a decrease in net income of $3.6 million or $.05 per share. The Company will, on a prospective basis, expense all such start-up costs as incurred.

(5)      Subsequent Events

         barnesandnoble.com Initial Public Offering

On May 25, 1999, barnesandnoble.com completed an initial public offering of
28.75 million shares of Class A Common Stock, raising a total of approximately $485 million after commissions and expenses. As a result, the Company and Bertelsmann AG (Bertelsmann) will each retain a 40% interest in barnesandnoble.com. Under the terms of the November 12, 1998 joint venture agreement (the "Agreement") between the Company and Bertelsmann, on May 28, 1999 Bertelsmann contributed an additional $50 million to barnesandnoble.com.

Additionally, the terms of the Agreement provide that the Company is entitled to receive an additional $25 million payment from Bertelsmann due to the value of the initial public offering by barnesandnoble.com. The Company will recognize a gain of approximately $25 million ($14.8 million after taxes, or $0.21 per share) in the second quarter to reflect the Bertelsmann payment. The Company will continue to account for its investment in barnesandnoble.com under the equity method.

         Termination of Ingram Book Group Acquisition

On June 2, 1999, Barnes & Noble, Inc. and the Ingram Book Group (Ingram) announced their agreement to terminate Barnes & Noble's planned acquisition of Ingram. Barnes & Noble's application before the Federal Trade Commission (FTC) for the purchase was formally withdrawn. As a result, the Company will expense acquisition costs of approximately $5 million ($3 million after taxes or $0.04 per share) in the second quarter. These costs relate primarily to legal, accounting and other transaction related costs incurred in connection with the proposed acquisition of Ingram.

         Partial Divestiture of Chapters Inc. Investment

On June 2, 1999, the Company entered into an agreement to sell 1,000,000 shares of its holdings in Chapters Inc. (Chapters) via a secondary offering. Upon completion of the offering, the Company will retain a seven percent interest in Chapters. As a result of this transaction, the company will record a pretax gain of approximately $10.7 million ($6.3 million after taxes or $0.09 per share) in the second quarter. Prior to the above transaction, the investment in Chapters was accounted for under the equity method. On a prospective basis, the Company will be required to account for its remaining investment under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and it will be considered an available-for-sale investment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $15.8 million as of May 1, 1999 compared with $10.8 million as of May 2, 1998. During the 13 weeks ended May 1, 1999, consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) increased $7.5 million to $28.1 million from $20.6 million for the 13 weeks ended May 2, 1998. For the first quarter, EBITDA in the retail business increased $5.4 million to $39.6 million from $34.2 million during the comparable prior year period, reflecting higher gross margins and improving expense leverage (primarily in Barnes & Noble store operating, rental and pre-opening costs).

Merchandise inventories increased $84.4 million, or 9.9% to $940.3 million as of May 1, 1999, compared with $855.9 million as of May 2, 1998. The increase supported the Company's 9.3% sales growth, the opening of 51 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 in-stock titles. The inventory expansion allowed the Company to increase its title offerings for both online and in-store customers.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $30.9 million and $15.1 million during the 13 weeks ended May 1, 1999 and May 2, 1998, respectively. The increase was due primarily to the accelerated implementation of the Company's proprietary point-of-sale system (BookMaster).

The ratio of debt to equity was 0.50:1.00 as of May 1, 1999, compared with 0.67:1.00 as of May 2, 1998. This significant improvement during a period of continuing growth is the result of the Company's expanded gross margin, improved operating leverage and strong emphasis on working capital management.

Total debt decreased 5.2% to $340.0 million as of May 1, 1999 from $358.6 million as of May 2, 1998. Average borrowings under the Company's senior credit facility were $328.7 million and $347.7 million during the 13 weeks ended May 1, 1999 and May 2, 1998, respectively, and peaked at $377.6 million and $380.8 million during the same periods. The reduced average borrowings, which were accomplished during a period of 9.3% sales growth and 9.9% increase in merchandise inventories, reflect the Company's commitment to working capital management and expense controls.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 13-week periods ended May 1, 1999 and May 2, 1998.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

In 1997 the Company began assessing how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

The Company's plan encompasses the following areas: (1) information systems that utilize date/time oriented software (IT systems), (2) computer chips, processors, and controllers, (non-IT systems) and (3) vendors and customers. The Company is in various stages of implementation which include remediation, testing and implementation.

To date, approximately 85% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 80% have completed the testing and remediation phase and 20% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by the second quarter of fiscal 1999.

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

The Company estimates that total costs to implement its Year 2000 plan will be between $4.0 and $6.0 million of which $2.4 million has already been incurred, including $1.2 million relating to the purchase of new software and hardware modifications, and $1.2 relating to Year 2000 consultants. The estimated total includes direct costs for systems enhancements which would have been implemented in the ordinary course of business but whose acquisition has been accelerated to ensure compliance by the Year 2000. The estimate excludes costs for scheduled system upgrades which have not been accelerated due to Year 2000 issues.

The implementation of the Company's proprietary point-of-sale system (BookMaster), which began in 1996, is continuing and is expected to be completed in the second quarter of fiscal 1999. BookMaster, which is Year 2000 compliant, is an inventory management system with integrated point-of-sale features that utilizes a proprietary data-warehouse-based just-in-time replenishment system. It enhances communications and real-time access to the Company's network of stores, distribution center, and wholesalers. The BookMaster system has been installed in approximately 65% of all Barnes & Noble stores. By the end of the second quarter of fiscal 1999 all existing Barnes & Noble and B. Dalton stores will either be utilizing the BookMaster system or will receive Year 2000 upgrades to their existing point-of-sale systems.

Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions. However, the Company does not expect an impairment in its ability to execute critical functions.

Results of Operations

13 weeks ended May 1, 1999 compared with the 13 weeks ended May 2, 1998

Sales

During the 13 weeks ended May 1, 1999, the Company's sales grew 9.3% to $718.3 million from $657.0 million during the 13 weeks ended May 2, 1998. During the first quarter, Barnes & Noble store sales rose 12.7% to $621.0 million from $551.0 million during the same period a year ago. As a percentage of total sales, Barnes & Noble store sales represented 86.4% of consolidated sales during the first quarter of 1999, up from 83.9% during the same period last year.

During the first quarter, the 12.7% increase in Barnes & Noble store sales resulted from a same store sales gain of 5.4% coupled with 51 new stores opened since May 2, 1998 which contributed a 12.4% increase in square footage. Management attributed the strong same store sales performance to, among other things, an increase in the number of stores eligible for inclusion in the same store sales base. The number of comparable Barnes & Noble stores, as a percentage of total Barnes & Noble stores, increased to 88.3% as of May 1, 1999 compared with 85.5% as of May 2, 1998.

During the first quarter, B. Dalton sales, which represented 13.1% of total sales in comparison with 15.3% during 1998, declined 6.0% primarily as a result of store closings and an 8.6% reduction in its square footage since May 2, 1998. In addition, B. Dalton's same store sales were flat during the first quarter.

During the first quarter, the Company opened three Barnes & Noble stores and closed two, bringing its total number of Barnes & Noble stores to 521 with 11.9 million square feet. The Company closed 23 B. Dalton stores, ending the period with 466 B. Dalton stores and 1.8 million square feet. As of May 1, 1999 the Company operated 987 stores in fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended May 1, 1999, cost of sales and occupancy increased $41.4 million, or 8.5%, to $526.0 million from $484.6 million during the 13 weeks ended May 2, 1998. As a percentage of sales, cost of sales and occupancy decreased to 73.2% during the first quarter from 73.8% during the same period one year ago reflecting improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

Selling and administrative expenses increased $16.3 million to $151.9 million during the 13 weeks ended May 1, 1999 from $135.6 million during the 13 weeks ended May 2, 1998. During the first quarter, selling and administrative expenses increased as a percentage of sales to 21.2% from 20.6% during the prior year period. The increase was primarily attributable to Year 2000 consulting fees, the revised benefit plan for part-time employees and expenses related to the installation of the BookMaster system.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $5.3 million, or 25.7%, to $25.8 million from $20.5 million during the same period last year, as a result of the depreciation on the 51 new Barnes & Noble stores opened since May 2, 1998.

Pre-opening Expenses

Pre-opening expenses decreased $1.8 million, or 69.2%, to $0.8 million during the 13 weeks ended May 1, 1999 from $2.6 million for the 13 weeks ended May 2, 1998, primarily as a result of the first quarter adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company has historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations.

Operating Profit

The Company's consolidated operating profit increased to $13.8 million during the 13 weeks ended May 1, 1999 from $13.7 million during the 13 weeks ended May 2, 1998.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $4.7 million during the 13 weeks ended May 1, 1999 from $5.8 million during the 13 weeks ended May 2, 1998. Interest expense decreased due to a combination of both lower average borrowings and declining interest rates.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended May 1, 1999 was $1.0 million compared with $2.3 million during the 13 weeks ended May 2, 1998. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($5.9) million during the 13 weeks ended May 1, 1999, compared with a net loss of ($3.3) million during the 13 weeks ended May 2, 1998. For the first quarter of 1999, the net loss per common share was ($0.09) per share (based on 68.9 million shares) compared with ($0.05) per share (based on 68.1 million shares) for the corresponding prior-year period. The consolidated first quarter net loss reflects the Company's 50% share in barnesandnoble.com's net losses of ($6.8) million or ($0.10) per share and the cumulative effect of a change in accounting principle of ($4.5) million, net of tax, or ($0.07) per share during the first quarter of 1999, compared with 100% of barnesandnoble.com's net losses of ($8.0) million or ($0.12) per share, in the first quarter of 1998. Excluding barnesandnoble.com and the change in accounting principle, the retail business net income increased 14.4% to $5.4 million or $0.08 per share for the 13 weeks ended May 1, 1999 compared to $4.7 million or $0.07 per share during 13 weeks ended May 2, 1998.

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

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

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

                                                    BARNES & NOBLE, INC.
                                                    (Registrant)

Date:  June 11, 1999                       By:      /s/ Michael Archbold
                                                    --------------------
                                                    Michael Archbold
                                                    Vice President, Treasurer
                                                    (Chief Accounting Officer)