Form 10-Q
period 1999-07-31
BARNES & NOBLE INC
filed 1999-09-10
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________


                        Commission File Number: 1-12302


                             BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                      06-1196501
     -------------------------------                       ----------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


            122 Fifth Avenue, New York, NY                       10011
       ----------------------------------------                ----------
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

Number of shares of $.001 par value common stock outstanding as of August 31, 1999: 69,403,345.

                     BARNES & NOBLE, INC. AND SUBSIDIARIES

                                 July 31, 1999

                              Index to Form 10-Q



                                                                                             Page No.
                                                                                             --------
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations - For the 13 weeks and the 26
           weeks ended July 31, 1999 and August 1, 1998 .................................       3

           Consolidated Balance Sheets - July 31, 1999, August 1, 1998 and
           January 30, 1999 .............................................................       4

           Consolidated Statement of Shareholders' Equity - July 31, 1999 ...............       6

           Consolidated Statements of Cash Flows - For the 26 weeks ended July
           31, 1999 and August 1, 1998 ..................................................       7

           Notes to Consolidated Financial Statements ...................................       8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................................      10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...................     N/A

PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders...........................      18

Item 5.    Other Information.............................................................      18

Item 6.    Exhibits and Reports on Form 8-K..............................................      18


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (thousands of dollars, except per share data)
                                  (unaudited)

--------------------------------------------------------------------------------------------------------------------------------

                                                                             13 weeks ended                 26 weeks ended
                                                                     ---------------------------     ---------------------------
                                                                        July 31,      August 1,        July 31,       August 1,
                                                                          1999           1998            1999            1998
                                                                     ------------    -----------     -----------     -----------
Sales                                                                $    727,165        662,507       1,445,501       1,319,483
Cost of sales and occupancy                                               527,890        482,663       1,053,855         967,252
                                                                     ------------    -----------     -----------     -----------
      Gross profit                                                        199,275        179,844         391,646         352,231
                                                                     ------------    -----------     -----------     -----------
Selling and administrative expenses                                       155,691        136,779         307,623         272,336
Depreciation and amortization                                              26,594         21,175          52,393          41,703
Pre-opening expenses                                                        1,525          2,280           2,326           4,884
                                                                     ------------    -----------     -----------     -----------
      Operating profit                                                     15,465         19,610          29,304          33,308
Interest (net of interest income of $293, $85,
   $1,005 and $190, respectively) and amortization
   of deferred financing fees                                              (5,005)        (6,289)         (9,747)        (12,039)
Equity in net loss of barnesandnoble.com llc                               (6,532)       (23,003)        (18,076)        (36,606)

Gain on formation of barnesandnoble.com llc                                25,000             --          25,000              --

Gain on the partial sale of Chapters Inc.                                  10,975             --          10,975              --
                                                                     ------------    -----------     -----------     -----------
     Earnings (loss) before income taxes and cumulative
         effect of change in accounting principle                          39,903         (9,682)         37,456         (15,337)
Income tax provision (benefit)                                             16,360         (3,973)         15,357          (6,293)
                                                                     ------------    -----------     -----------     -----------
     Earnings (loss) before cumulative effect of change
         in accounting principle                                           23,543         (5,709)         22,099          (9,044)
Cumulative effect of change in accounting principle,
   net of tax benefits of $3,125                                               --             --          (4,500)             --

                                                                     ------------    -----------     -----------     -----------
      Net earnings (loss)                                            $     23,543         (5,709)         17,599          (9,044)
                                                                     ============    ===========     ===========     ===========
Earnings (loss) per common share
     Basic
       Earnings (loss) before cumulative effect of
          change in accounting principle                             $       0.34          (0.08)           0.32           (0.13)

       Cumulative effect of change in accounting
          principle, net of tax benefits                             $         --             --           (0.07)             --
         Net earnings (loss)                                         $       0.34          (0.08)           0.25           (0.13)
     Diluted
       Earnings (loss) before cumulative effect of
          change in accounting principle                             $       0.33          (0.08)           0.31           (0.13)
       Cumulative effect of change in accounting
          principle, net of tax benefits                             $         --             --           (0.06)             --
         Net earnings (loss)                                         $       0.33          (0.08)           0.25           (0.13)
Weighted average common shares outstanding
       Basic                                                           69,356,000     68,354,000      69,143,000      68,227,000
       Diluted                                                         71,826,000     68,354,000      71,928,000      68,227,000


See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

---------------------------------------------------------------------------------------------------------------------------

                                                                        July 31,           August 1,         January 30,
                                                                          1999                1998               1999
                                                                      --------------      -------------     ---------------
                                                                                (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                                          $     9,558               9,615              31,081
    Receivables, net                                                        54,069              38,738              57,523
    Merchandise inventories                                                913,617             820,707             945,073
    Prepaid expenses and other current assets                               76,543              81,609              54,634
                                                                      --------------      -------------     ---------------
      Total current assets                                               1,053,787             950,669           1,088,311
                                                                      --------------      -------------     ---------------

Property and equipment:
    Land and land improvements                                               3,247               3,197               3,197
    Buildings and leasehold improvements                                   394,192             359,703             383,292
    Fixtures and equipment                                                 489,763             387,063             440,488
                                                                      --------------      -------------     ---------------
                                                                           887,202             749,963             826,977
      Less accumulated depreciation and amortization                       357,513             281,188             316,631
                                                                      --------------      -------------     ---------------
             Net property and equipment                                    529,689             468,775             510,346
                                                                      --------------      -------------     ---------------

Intangible assets, net                                                      85,364              88,609              86,980
Investment in barnesandnoble.com llc                                       264,502              35,213              82,307
Other noncurrent assets                                                     48,791              42,235              39,653
                                                                      --------------      -------------     ---------------

    Total assets                                                       $ 1,982,133           1,585,501           1,807,597
                                                                      ==============      =============     ===============










See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

------------------------------------------------------------------------------------------------------------------------

                                                                      July 31,          August 1,         January 30,
                                                                        1999              1998                1999
                                                                    -------------     --------------     ---------------
                                                                              (unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $      394,403           390,370               498,237
    Accrued liabilities                                                 210,376           194,220               274,085
                                                                    -------------     --------------     ---------------
       Total current liabilities                                        604,779           584,590               772,322
                                                                    -------------     --------------     ---------------

Long-term debt                                                          347,400           395,200               249,100
Deferred income taxes                                                   119,898                --                32,449
Other long-term liabilities                                              80,662            68,666                74,937

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000
     shares authorized;  69,390,807, 68,578,373 and
     68,759,111 shares issued and outstanding, respectively                  69                69                    69
Additional paid-in capital                                              651,918           483,193               523,517
Accumulated other comprehensive earnings                                  4,605                --                    --
Retained earnings                                                       172,802            53,783               155,203
                                                                    -------------     --------------     ---------------
    Total shareholders' equity                                          829,394           537,045               678,789
                                                                    -------------     --------------     ---------------

Commitments and contingencies                                                --                --                    --
                                                                    -------------     --------------     ---------------

    Total liabilities and shareholders' equity                   $    1,982,133         1,585,501             1,807,597
                                                                    =============     ==============     ===============









See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                  (thousands of dollars, except per share data)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Accumulated
                                                              Additional            Other
                                               Common          Paid-In          Comprehensive          Retained
                                               Stock           Capital             Earnings            Earnings           Total
                                            -------------    -------------    -------------------    -------------    --------------

Balance at January 30, 1999                 $         69     $    523,517     $               --     $    155,203     $     678,789
                                            -------------    -------------    -------------------    -------------    --------------
Net earnings                                          --               --                     --           17,599            17,599
Other  comprehensive  earnings  (net of
   deferred income taxes of $3,335)                   --               --                  4,605               --             4,605
barnesandnoble.com  inc.  IPO  (net  of
   deferred income taxes of  $84,114)                 --          116,158                     --               --           116,158
Exercise of 631,696 common stock
   options                                            --           12,243                     --               --            12,243
                                            -------------    -------------    -------------------    -------------    --------------
Balance at July 31, 1999                    $         69     $    651,918     $            4,605     $    172,802     $     829,394
                                            =============    =============    ===================    =============    ==============












See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  (thousands of dollars, except per share data)
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                                        26 weeks ended
                                                                                                 ---------------------------
                                                                                                  July 31,        August 1,
                                                                                                    1999            1998
                                                                                                 ---------       ----------
Cash flows from operating activities:
    Net earnings (loss)                                                                          $  17,599         (9,044)
    Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
         Depreciation and amortization                                                              52,580         41,803
         Loss on disposal of property and equipment                                                  3,334            508
         Increase in other long-term liabilities for scheduled rent increases in long-term
           leases                                                                                    6,843          6,849
         Cumulative effect of change in accounting principle, net of taxes                           4,500           --
         Gain on the partial sale of Chapters Inc.                                                 (10,975)          --
         Gain on the formation of barnesandnoble.com llc                                           (25,000)          --
         Equity in net loss of barnesandnoble.com llc                                               18,076         36,606
         Changes in operating assets and liabilities, net                                         (160,159)      (104,326)
                                                                                                 ---------       --------
         Net cash flows from operating activities                                                  (93,202)       (27,604)
                                                                                                 ---------       --------
Cash flows from investing activities:
    Purchases of property and equipment                                                            (73,455)       (52,034)
    Proceeds from sales of property and equipment                                                     --               10
    Proceeds from the partial sale of Chapters Inc.                                                 21,558           --
    Proceeds from the formation of barnesandnoble.com llc                                           25,000           --
    Investment in barnesandnoble.com llc                                                              --          (47,009)
    Net increase in other noncurrent assets                                                        (11,967)        (1,179)
                                                                                                 ---------       --------
         Net cash flows from investing activities                                                  (38,864)      (100,212)
                                                                                                 ---------       --------
Cash flows from financing activities:
    Net increase in revolving credit facility                                                       98,300        110,400
    Proceeds from exercise of common stock options, including related tax benefits                  12,243         14,334
                                                                                                 ---------       --------
         Net cash flows from financing activities                                                  110,543        124,734
                                                                                                 ---------       --------
Net decrease in cash and cash equivalents                                                          (21,523)        (3,082)
Cash and cash equivalents at beginning of period                                                    31,081         12,697
                                                                                                 ---------       --------
Cash and cash equivalents at end of period                                                       $   9,558          9,615
                                                                                                 =========       ========
Changes in operating assets and liabilities, net:
    Receivables, net                                                                             $   3,454          4,773
    Merchandise inventories                                                                         31,456         30,875
    Prepaid expenses and other current assets                                                      (29,534)       (24,032)
    Accounts payable and accrued liabilities                                                      (165,535)      (115,942)
                                                                                                 ---------       --------
         Changes in operating assets and liabilities, net                                        $(160,159)      (104,326)
                                                                                                 =========       ========
Supplemental cash flow information:
    Cash paid during the period for:
         Interest                                                                                $   9,758         11,366
         Income taxes                                                                            $  43,079         15,508




See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 26 weeks ended July 31, 1999 and August 1, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)


         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 31, 1999 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 30, 1999 (fiscal 1998). The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 31, 1999 are not indicative of the results to be expected for the 52 weeks ending January 29, 2000 (fiscal 1999).

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 86%, 85% and 86% of the Company's merchandise inventories as of July 31, 1999, August 1, 1998, and January 30, 1999, respectively. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of July 31, 1999 and January 30, 1999, and would have increased approximately $3,602 as of August 1, 1998.

(2)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation, including the Company's investment in barnesandnoble.com llc (barnesandnoble.com) which has been presented in the accompanying consolidated financial statements under the equity method as of the beginning of fiscal 1998.

(3)      Income Taxes

         The tax provisions for the 26 weeks ended July 31, 1999 and August 1, 1998 are based upon management's estimate of the Company's annualized effective tax rate.

(4)      Recent Accounting Pronouncements

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company historically amortized costs associated with the opening of

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 26 weeks ended July 31, 1999 and August 1, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)


new stores over the respective store's first 12 months of operations. In accordance with SOP 98-5, the Company recorded a one-time non-cash charge in the first quarter of 1999 reflecting the cumulative effect of a change in accounting principle, in the amount of $4,500 after taxes, representing such start-up costs capitalized as of the beginning of fiscal year 1999. The effect of the change on operating results for the 26 weeks ended July 31, 1999 was an increase in operating profit of $1.5 million and a decrease in net income of $3.6 million or $0.5 per diluted share.

(5)      Comprehensive Earnings

         In the second quarter of 1999, the Company sold a portion of its investment in Chapters Inc. (Chapters). The remaining investment is being recorded as an available-for-sale security. Accordingly, it will be carried at fair value with unrealized gains and losses (net of tax) reflected as a component of shareholders' equity classified as "accumulated other comprehensive earnings" in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive earnings and its components in the financial statements. Comprehensive earnings are net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such item currently applicable to the Company is the unrealized gain on available-for-sale securities, as follows:

                                                          13 weeks ended                                   26 weeks ended
                                               --------------------------------------        -------------------------------------
                                                 July 31, 1999        August 1, 1998          July 31, 1999         August 1, 1998
                                               --------------------------------------        -------------------------------------
Net earnings (loss)                            $       23,543        $        (5,709)        $      17,599         $    (9,044)
Other comprehensive earnings:
    Unrealized gain on available-for-sale
    securities, net of deferred income
    taxes of $3,335                                     4,605                     --                 4,605                  --
                                               --------------        ---------------         -------------         -----------
Comprehensive earnings (loss)                  $       28,148        $        (5,709)        $      22,204         $    (9,044)
                                               ==============        ===============         =============         ===========


(6)      Investment in barnesandnoble.com

         On May 28, 1999, barnesandnoble.com inc. (bn.com) completed an initial public offering (IPO) of 28.75 million shares of Class A Common Stock and used the proceeds to purchase a 20% interest in barnesandnoble.com. As a result, the Company and Bertelsmann AG (Bertelsmann) each retained a 40% interest in barnesandnoble.com. The Company recorded an increase in additional paid-in capital of $116.2 million after taxes representing the Company's incremental share in the equity of barnesandnoble.com. The Company will continue to account for its investment in barnesandnoble.com under the equity method.

         Under the terms of the November 12, 1998 joint venture agreement between the Company and Bertelsmann, the Company received a $25 million payment from Bertelsmann in connection with the IPO. The Company recognized the $25 million pretax gain in the second quarter of 1999.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Recent Events

Termination of Ingram Book Group Acquisition

On June 2, 1999, the Company and the Ingram Book Group (Ingram) announced their agreement to terminate the Company's planned acquisition of Ingram. The Company's application before the Federal Trade Commission (FTC) for the purchase was formally withdrawn. As a result, the selling and administrative expenses for the 13 and 26 weeks ended July 31, 1999 reflect a one-time charge of $5 million ($3 million after taxes, or $0.04 per diluted share) for acquisition costs. These costs relate primarily to legal, accounting and other transaction related costs incurred in connection with the proposed acquisition of Ingram.

Partial Divestiture of Chapters Investment

During the second quarter of 1999, the Company sold 1,000,000 shares of its holdings in Chapters via a secondary offering. The Company retained a seven percent interest in Chapters. As a result of this transaction, the Company recorded a pretax gain of $11.0 million ($6.5 million after taxes or $0.09 per diluted share) in the second quarter. Prior to the above transaction, the investment in Chapters was accounted for under the equity method. The Company is now required to account for its remaining investment under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The investment is considered available-for-sale. Accordingly, the investment will be carried at fair value, with net unrealized holding gains and losses reflected as a component of comprehensive earnings within shareholders' equity until realized.

barnesandnoble.com inc. Initial Public Offering

On May 28, 1999, bn.com completed an initial public offering of 28.75 million shares of Class A Common Stock, raising a total of approximately $485 million after commissions and expenses and used the proceeds to purchase a 20% interest in barnesandnoble.com. As a result, the Company and Bertelsmann each retained a 40% interest in barnesandnoble.com. The Company recorded an increase of $116.2 million ($200.3 million, net of $84.1 million deferred tax) in additional paid-in capital representing the incremental share in the equity of barnesandnoble.com. Under the terms of the November 12, 1998 joint venture agreement (the "Agreement") between the Company and Bertelsmann, on May 28, 1999 Bertelsmann contributed an additional $50 million to barnesandnoble.com.

Also under the terms of the Agreement, the Company received a $25 million payment from Bertelsmann in connection with the IPO. The Company recognized the $25 million pretax gain ($14.8 million after taxes, or $0.20 per diluted share) in the second quarter. The Company will continue to account for its investment in barnesandnoble.com under the equity method. For the 13 weeks ended July 31, 1999, the Company reported its share of the results of bn.com's most recent fiscal quarter ended June 30, 1999.

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents as of July 31, 1999 were $9.6 million compared with $9.6 million as of August 1, 1998. During 1999's first half, excluding the $31.0 million of non-recurring items, consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) increased $30.2 million to $68.6 million from $38.4 million during the comparable prior year period. EBITDA in the retail business increased $11.7 million to $86.7 million during the first half of 1999 from $75.0 million during the comparable prior year period, reflecting higher gross margins and improving expense leverage (primarily in Barnes & Noble store operating, rental and pre-opening costs).

Merchandise inventories increased 11.3% to $913.6 million as of July 31, 1999 from $820.7 million as of August 1, 1998. The increased inventory levels supported the Company's 9.6% sales growth, the opening of 54 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 different titles available for shipping within 24 hours to both online customers and the retail store network.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels, partially offset by the proceeds received from the partial sale of Chapters and from the formation of bn.com. Capital expenditures totaled $73.5 million and $52.0 million during the 26 weeks ended July 31, 1999 and August 1, 1998, respectively. The increase was due primarily to the timing of the new store rollout, home office facility expansion and the rollout of the Company's proprietary point-of-sale system (BookMaster).

The ratio of debt to equity was 0.42:1.00 as of July 31, 1999, compared with 0.74:1.00 as of August 1, 1998. The significant improvement is primarily attributable to the $21 million in cash received from the partial sale of the investment in Chapters, $25 million in cash received from Bertelsmann as a result of the IPO of bn.com, as well as the Company's expanded gross margin and improved operating leverage.

Total debt decreased 12.1% to $347.4 million as of July 31, 1999 from $395.2 million as of August 1, 1998. Average borrowings decreased $28.5 million to $338.4 million during the first half of 1999 from $366.9 million in the last-year period, and peaked at $410.6 million and $418.9 million during the same periods, respectively. The reduced average borrowings were accomplished during a period of 9.6% sales growth and 11.3% increase in merchandise inventories.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.


The Company did not declare or pay any cash dividends during the 26 week periods ended July 31, 1999 and August 1, 1998.

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

To date, approximately 95% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 80% have completed the testing and reimplementation phase and 20% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by the third quarter of fiscal 1999.

Approximately 95% of non-IT systems have completed the remediation, testing and implementation phases with no material replacements necessary.

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

The Company estimates that total costs to implement its Year 2000 plan will be between $4.0 and $6.0 million of which $2.8 million has already been incurred, including $1.4 million relating to the purchase of new software and hardware modifications, and $1.4 million relating to Year 2000 consultants. The estimated total includes direct costs for systems enhancements which would have been implemented in the ordinary course of business but whose acquisition has been accelerated to ensure compliance by the Year 2000. The estimate excludes costs for scheduled system upgrades which have not been accelerated due to Year 2000 issues.

The implementation of BookMaster, which began in 1996, is continuing and is expected to be completed in the third quarter of fiscal 1999. BookMaster, which is Year 2000 compliant, is an inventory management system with integrated point-of-sale features that utilizes a proprietary data-warehouse-based just-in-time replenishment system. It enhances communications and real-time access to the Company's network of stores, distribution center, and wholesalers. The BookMaster system has been installed in 100% of all Barnes & Noble stores. By the end of the third quarter of fiscal 1999, all existing B. Dalton stores will either be utilizing the BookMaster system or will receive Year 2000 upgrades to their existing point-of-sale systems.

Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions. However, the Company does not expect an impairment in its ability to execute critical functions.

Results of Operations

13 weeks ended July 31, 1999 and August 1, 1998

Sales

During the 13 weeks ended July 31, 1999, the Company's total sales increased 9.8% to $727.2 million from $662.5 million during the 13 weeks ended August 1, 1998. During the second quarter, Barnes & Noble store sales rose 13.7% to $633.5 million from $557.1 million during the same period a year ago. As a percentage of total sales during the second quarter, Barnes & Noble store sales represented 87.1%, from 84.1% during the same period last year.

During the second quarter, the 13.7% increase in Barnes & Noble store sales primarily resulted from a comparable store sales gain of 6.6% coupled with 54 new stores opened since August 1, 1998 which contributed a 12.6% increase in square footage. Management attributed the comparable store sales performance to, among other things, strong sales across many categories including fiction, political science, religion, children's books, gift books, music and cafes. In addition, the number of stores eligible for inclusion in the comparable store sales base increased to 90.0% as of July 31, 1999 compared with 85.7% as of August 1, 1998.

During fiscal 1999's second quarter, B. Dalton sales, which represented 12.5% of total sales compared with 15.1% during fiscal 1998, declined (9.2%) primarily due to the closure of 66 B. Dalton stores since August 1, 1998. B. Dalton's comparable store sales decreased (0.5%) during fiscal 1999's second quarter.

During the 13 weeks ended July 31, 1999, the Company opened nine Barnes & Noble stores and nine were closed, keeping its total number of Barnes & Noble stores at 521 while increasing the square footage to 12.1 million. During the same period, B. Dalton closed 18 stores ending with 448. As of July 31, 1999, the Company operated 969 stores in all fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended July 31, 1999, cost of sales and occupancy increased $45.2 million, or 9.4%, to $527.9 million from $482.7 million during the 13 weeks ended August 1, 1998. As a percentage of sales, cost of sales and occupancy decreased to 72.6% during fiscal 1999's second quarter from 72.9% during the same period one year ago reflecting improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.9 million to $155.7 million during the 13 weeks ended July 31, 1999 from $136.8 million during the 13 weeks ended August 1, 1998. During the second quarter, selling and administrative expenses increased as a percentage of sales to 21.4% from 20.6% during the prior year period. The increase was primarily attributable to the charge associated with the write-off of certain expenses in connection with the termination of the Ingram acquisition and Year 2000 consulting fees.

Depreciation and Amortization

During the second quarter, depreciation and amortization increased $5.4 million, or 25.6%, to $26.6 million from $21.2 million during the same period last year, as a result of depreciation on the 54 new Barnes & Noble stores opened since August 1, 1998, as well as the depreciation on the Company's BookMaster system.

Pre-opening Expenses

Pre-opening expenses decreased $0.8 million, or 33.1%, to $1.5 million during the 13 weeks ended July 31, 1999 from $2.3 million for the 13 weeks ended August 1, 1998, primarily as a result of the first quarter adoption of SOP 98-5. SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations.

Operating Profit

The Company's consolidated operating profit decreased to $15.5 million during the 13 weeks ended July 31, 1999 from $19.6 million during the 13 weeks ended August 1, 1998. Excluding the $5 million charge to selling and administrative expenses for costs relating to the termination of the acquisition of Ingram, the Company's consolidated operating profit would have increased to $20.5 million during the 13 weeks ended July 31, 1999.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.0 million during the 13 weeks ended July 31, 1999 from $6.3 million during the 13 weeks ended August 1, 1998. Interest expense decreased due to a combination of both lower average borrowings and declining interest rates under the Company's senior credit facility.

Income Taxes

The provision for income taxes during the 13 weeks ended July 31, 1999 was $16.4 million compared with a benefit for income taxes of ($4.0) million during the 13 weeks ended August 1, 1998. Tax effects were based upon management's estimate of the Company's annualized effective tax rates.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported consolidated net earnings of $23.5 million during the 13 weeks ended July 31, 1999, compared with a net loss of ($5.7) million during the 13 weeks ended August 1, 1998. For the second quarter of 1999, net earnings was $0.33 per diluted share (based on 71.8 million shares) compared with a net loss of ($0.08) per diluted share (based on 68.4 million shares) for the corresponding prior-year period. The consolidated second quarter net earnings reflect the Company's 40% share in barnesandnoble.com's net losses of ($3.9) million (or ($0.05) per diluted share), compared with 100% of barnesandnoble.com's net losses of ($13.6) million (or ($0.20) per diluted share), in the second quarter of 1998. Also included in net earnings for the second quarter of 1999 is a pretax gain of $31 million (or $0.25 per diluted share after tax) comprised of the following non-recurring items: a $25 million pretax gain (or $0.20 per diluted share after tax), as a result of the barnesandnoble.com IPO, an $11 million pretax gain (or $0.09 per diluted share after tax) resulting from the partial sale of the Company's investment in Chapters and a pretax charge of

$5 million (or ($0.04) per diluted share after tax) associated with the write-off of certain expenses of the Company in connection with its termination of the Ingram acquisition. Excluding barnesandnoble.com and the non-recurring items, the retail business net earnings increased 16.1% to $9.1 million (or $0.13 per diluted share) for the 13 weeks ended July 31, 1999 compared to $7.9 million (or $0.12 per diluted share) during 13 weeks ended August 1, 1998.


Results of Operations

26 weeks ended July 31, 1999 and August 1, 1998

Sales

Sales totaled $1.446 billion during the 26 weeks ended July 31, 1999, a 9.6% increase over sales of $1.319 billion during the 26 weeks ended August 1, 1998. During the first half of 1999, total Company sales rose primarily due to a 13.2% increase in Barnes & Noble store sales to $1.254 billion from $1.108 billion during the same period a year ago. For the same respective periods, Barnes & Noble store sales, as a percentage of total sales, increased to 86.8% from 84.0%.

The year-to-date increase in Barnes & Noble comparable store sales of 6.0%, coupled with a 12.6% increase in store square footage, produced the 13.2% increase in Barnes & Noble store sales. Management attributed the comparable store sales performance to, among other things, strong sales across many categories including fiction, political science, religion, children's books, gift books, music and cafes. In addition, the number of stores eligible for inclusion in the comparable store sales base increased to 90.0% as of July 31, 1999 compared with 85.7% as of August 1, 1998.

B. Dalton stores contributed 12.8% of total sales year-to-date compared with 15.2% during the prior year period. Year-to-date B. Dalton sales declined (7.6%) as a result of 66 store closings since August 1, 1998 and a (0.2%) decrease in comparable store sales for the 26 weeks.

During the 26 weeks ended July 31, 1999, the Company opened twelve and closed eleven Barnes & Noble stores and closed 41 B. Dalton stores.

Cost of Sales and Occupancy

During the 26 weeks ended July 31, 1999, cost of sales and occupancy increased $86.6 million, or 9.0%, to $1,053.9 million from $967.3 million during the 26 weeks ended August 1, 1998. As a percentage of sales, cost of sales and occupancy decreased to 72.9% during fiscal 1999's first half from 73.3% during the same period last year reflecting improved leverage on occupancy costs, more favorable sales mix and better shrinkage control.

Selling and Administrative Expenses

Selling and administrative expenses increased $35.3 million, or 13.0%, to $307.6 million during the 26 weeks ended July 31, 1999 from $272.3 million during the 26 weeks ended August 1, 1998. As a percentage of sales, selling and administrative expenses increased to 21.3% during fiscal 1999's first half from 20.6% during the same period last year. The increase was primarily attributable to the charge associated with the write-off of certain expenses in connection with the termination of the Ingram acquisition and Year 2000 consulting fees.

Depreciation and Amortization

Depreciation and amortization increased $10.7 million, or 25.6%, to $52.4 million during the 26 weeks ended July 31, 1999 from $41.7 million during the 26 weeks ended August 1, 1998 as a result of the 54 Barnes & Noble stores opened since August 1, 1998, as well as the depreciation on the Company's BookMaster system.

Pre-opening Expenses

Pre-opening expenses decreased $2.6 million, or 52.4%, to $2.3 million during the 26 weeks ended July 31, 1999 from $4.9 million during the 26 weeks ended August 1, 1998 primarily as a result of the first quarter adoption of SOP 98-5. SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations.

Operating Profit

The Company's consolidated operating profit decreased to $29.3 million during the 26 weeks ended July 31, 1999 from $33.3 million during the 26 weeks ended August 1, 1998. Excluding the $5 million charge to selling and administrative expenses for costs relating to the termination of the acquisition of Ingram, the Company's consolidated operating profit would have increased to $34.3 million during the 26 weeks ended July 31, 1999.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $9.7 million during the 26 weeks ended July 31, 1999 from $12.0 million during the 26 weeks ended August 1, 1998. Interest expense decreased due to a combination of both lower average borrowings and declining interest rates under the Company's senior credit facility.

Income Taxes

Income taxes during the 26 weeks ended July 31, 1999 was $15.4 million compared with a benefit for income taxes of ($6.3) million during the 26 weeks ended August 1, 1998. Tax effects were based upon management's estimate of the Company's annualized effective tax rates.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported consolidated net earnings of $17.6 million during the 26 weeks ended July 31, 1999, compared with a net loss of ($9.0) million during the 26 weeks ended August 1, 1998. For the first half of 1999, net earnings was $0.25 per diluted share (based on 71.9 million shares) compared with a net loss of ($0.13) per diluted share (based on 68.2 million shares) for the corresponding prior-year period. The consolidated first half net earnings reflect the Company's 40% share in barnesandnoble.com's net losses of ($10.7) million (or ($0.15) per diluted share), compared with 100% of barnesandnoble.com's net losses of ($21.6) million (or ($0.32) per diluted share), in the first half of 1998. The first half of 1999 also includes the cumulative effect of a change in accounting principle of ($4.5) million after tax (or ($0.07) per diluted share). Also included in net earnings for the first half of 1999 is a pretax gain of $31 million (or $0.25 per diluted share after tax), comprised of the following non-recurring items: a $25 million pretax gain (or $0.20 per diluted share after tax), as a result of the barnesandnoble.com IPO, an $11 million pretax gain (or $0.09 per diluted share after tax) resulting from the partial sale of the Company's investment in Chapters and a pretax charge of $5 million (or ($0.04) per diluted share after tax) associated with the write-off of certain expenses of the Company in connection with its termination of the Ingram acquisition. Excluding barnesandnoble.com, the change in accounting principle and the non-recurring items, the retail business net earnings increased 15.1% to $14.5 million (or $0.20 per diluted share) for the 26 weeks ended July 31, 1999 compared to $12.6 million (or $0.19 per diluted share) during 26 weeks ended August 1, 1998.

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

                           PART II - OTHER INFORMATION



Item 4:  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 9, 1999. At the close of business on the record date for the meeting (which was April 21, 1999), there were 69,092,730 shares of Common Stock issued and outstanding and entitled to vote at the meeting. Holders of 48,808,576 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

         The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

                  Nominee                 In Favor           Withheld
            -------------------        -------------        -----------
            Stephen Riggio               48,270,050           538,526
            Matthew A. Berdon            48,234,803           573,773
            Margaret T. Monaco           48,278,893           529,683


         The Shareholders ratified the appointment of BDO Seidman, LLP as independent certified public accountants for the fiscal year ending January 29, 2000 by a vote of:

                  In Favor                 Against           Abstained
            -------------------        -------------        -----------
                48,610,714                 114,690             83,172


Item 5: Other Information

Shareholder Proposals

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the Exchange
Act), for presentation at the Company's 2000 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after January 2, 2000.


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



                                             BARNES & NOBLE, INC.
                                             ------------------------
                                             (Registrant)



Date:  September 10, 1999                    By:  /s/ Michael Archbold
                                                  --------------------
                                                  Michael Archbold
                                                  Vice President, Treasurer
                                                  (Chief Accounting Officer)