Form 10-Q
period 1999-10-30
BARNES & NOBLE INC
filed 1999-12-07
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number: 1-12302


                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware                                           06-1196501
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


     122 Fifth Avenue, New York, NY                             10011
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)



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


Number of shares of $.001 par value common stock outstanding as of November 30, 1999: 69,455,186.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                October 30, 1999

                               Index to Form 10-Q




                                                                                            Page No.
                                                                                            --------

PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Operations - For the 13 weeks and
                  the 39 weeks ended October 30, 1999 and October 31, 1998............         3

                  Consolidated Balance Sheets - October 30, 1999, October 31,
                  1998 and January 30, 1999...........................................         4

                  Consolidated Statement of Shareholders' Equity - October 30,
                  1999................................................................         6

                  Consolidated Statements of Cash Flows - For the 39 weeks ended
                  October 30, 1999 and October 31, 1998...............................         7

                  Notes to Consolidated Financial Statements..........................         8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................        11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..........       N/A

PART II -         OTHER INFORMATION

Item 1.           Legal Proceedings...................................................        19

Item 5.           Other Information...................................................        19

Item 6.           Exhibits and Reports on Form 8-K....................................        19


                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                               13 weeks ended                   39 weeks ended
                                                        ----------------------------     ---------------------------
                                                        October 30,      October 31,     October 30,     October 31,
                                                          1999              1998           1999             1998
                                                        -----------      -----------     -----------     -----------

Sales                                                  $    715,903         656,837       2,161,404       1,976,320
Cost of sales and occupancy                                 515,413         473,870       1,569,268       1,441,122
                                                       ------------    ------------    ------------    ------------
      Gross profit                                          200,490         182,967         592,136         535,198
                                                       ------------    ------------    ------------    ------------
Selling and administrative expenses                         150,520         138,537         458,143         410,873
Depreciation and amortization                                27,751          22,784          80,144          64,487
Pre-opening expenses                                          2,137           2,013           4,463           6,897
                                                       ------------    ------------    ------------    ------------
      Operating profit                                       20,082          19,633          49,386          52,941

Interest (net of interest income of $190, $95,
  $1,195 and $285, respectively) and amortization of
  deferred financing fees                                    (5,605)         (6,943)        (15,352)        (18,982)
Equity in net loss of barnesandnoble.com llc                 (8,736)        (20,472)        (26,812)        (57,078)
Gain on formation of barnesandnoble.com llc                       -               -          25,000               -
Gain on the partial sale of Chapters Inc.                         -               -          10,975               -
                                                       ------------    ------------    ------------    ------------

  Earnings (loss) before income taxes and
    cumulative effect of change in accounting
    principle                                                 5,741          (7,782)         43,197         (23,119)
Income tax provision (benefit)                                2,354          (3,186)         17,711          (9,479)
                                                       ------------    ------------    ------------    ------------

  Earnings (loss) before cumulative effect of
    change in accounting principle                            3,387          (4,596)         25,486         (13,640)

Cumulative effect of change in accounting principle,
  net of tax benefits of $3,125                                   -               -          (4,500)              -
                                                       ------------    ------------    ------------    ------------
      Net earnings (loss)                              $      3,387          (4,596)         20,986         (13,640)
                                                       ============    ============    ============    ============

Earnings (loss) per common share:
       Basic
         Earnings (loss) before cumulative effect
          of change in accounting principle            $       0.05           (0.07)           0.37           (0.20)

         Cumulative effect of change in accounting
          principle, net of tax benefits               $          -               -           (0.07)              -

       Net earnings (loss)                             $       0.05           (0.07)           0.30           (0.20)

       Diluted

         Earnings (loss) before cumulative effect
           of change in accounting principle
                                                       $       0.05           (0.07)           0.35           (0.20)

         Cumulative effect of change in accounting
           principle, net of tax benefits              $          -               -           (0.06)              -

         Net earnings (loss)                           $       0.05           (0.07)           0.29           (0.20)

Weighted average common shares outstanding

       Basic                                             69,417,000      68,597,000      69,235,000      68,351,000
       Diluted                                           71,461,000      68,597,000      71,772,000      68,351,000




See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)



                                                       October 30,   October 31,  January 30,
                                                          1999          1998         1999
                                                       -----------   -----------  -----------
                                                             (unaudited)

                  ASSETS


Current assets:
    Cash and cash equivalents                          $   19,234       10,614       31,081
    Receivables, net                                       76,470       65,399       57,523
    Merchandise inventories                             1,275,167    1,055,676      945,073
    Prepaid expenses and other current assets              59,118       56,534       54,634
                                                       ----------    ---------    ---------
      Total current assets                              1,429,989    1,188,223    1,088,311
                                                       ----------    ---------    ---------


Property and equipment:
    Land and land improvements                              3,247        3,197        3,197
    Buildings and leasehold improvements                  402,581      371,323      383,292
    Fixtures and equipment                                549,403      413,214      440,488
                                                       ----------    ---------    ---------
                                                          955,231      787,734      826,977
      Less accumulated depreciation and amortization      398,029      298,374      316,631
                                                       ----------    ---------    ---------
             Net property and equipment                   557,202      489,360      510,346
                                                       ----------    ---------    ---------

Intangible assets, net                                    287,447       87,795       86,980
Investment in barnesandnoble.com llc                      255,767       43,124       82,307
Other noncurrent assets                                    45,049       40,507       39,653
                                                       ----------    ---------    ---------

    Total assets                                       $2,575,454    1,849,009    1,807,597
                                                       ==========    =========    =========





See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)


                                                    October 30,      October 31,     January 30,
                                                       1999             1998            1999
                                                   -----------       ----------      -----------
                                                           (unaudited)

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $     756,928          621,626           498,237
  Accrued liabilities                                 210,534          174,050           274,085
                                                -------------    -------------     -------------
    Total current liabilities                         967,462          795,676           772,322
                                                -------------    -------------     -------------

Long-term debt                                        575,000          447,900           249,100
Deferred income taxes                                 117,552                -            32,449
Other long-term liabilities                            84,779           72,162            74,937

Shareholders' equity:
  Common stock; $.001 par value; 300,000,000
  shares authorized;  69,442,074, 68,619,224
  and 68,759,111 shares issued and outstand-
  ing, respectively                                        69               69                69
Additional paid-in capital                            653,037          484,015           523,517
Accumulated other comprehensive earnings                1,366                -                 -
Retained earnings                                     176,189           49,187           155,203
                                                -------------    -------------     -------------
  Total shareholders' equity                          830,661          533,271           678,789
                                                -------------    -------------     -------------
Commitments and contingencies                               -                -                 -
                                                -------------    -------------     -------------
  Total liabilities and shareholders' equity    $   2,575,454        1,849,009         1,807,597
                                                =============    =============     =============


See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                             (thousands of dollars)
                                   (unaudited)



------------------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                              Additional          Other
                                               Common          Paid-In         Comprehensive       Retained
                                               Stock           Capital           Earnings          Earnings            Total
                                               ------         ----------       -------------       ---------           -----

Balance at January 30, 1999                   $       69     $  523,517        $        -        $   155,203       $  678,789
                                              ----------     ----------        ----------        -----------       ----------

Net earnings                                           -              -                 -             20,986           20,986

Other comprehensive earnings (net of
  deferred income taxes of $989)                       -              -             1,366                  -            1,366

barnesandnoble.com inc. IPO (net of
  deferred income taxes of  $84,114)                   -        116,158                 -                  -          116,158

Exercise of 682,963 common stock
  options                                              -         13,362                 -                  -           13,362
                                              ----------     ----------        ----------        -----------       ----------



  Balance at October 30, 1999                 $       69     $  653,037        $    1,366        $   176,189       $  830,661
                                              ==========     ==========        ==========        ===========       ==========



See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       39 weeks ended
                                                                                                 -------------------------
                                                                                                 October 30,   October 31,
                                                                                                    1999          1998
                                                                                                 -----------   -----------
Cash flows from operating activities:
Net earnings (loss)                                                                               $  20,986      (13,640)
Reconciliation of net earnings (loss) to net cash flows from operating activities:
      Depreciation and amortization                                                                  80,426       64,771
      Loss on disposal of property and equipment                                                      4,078        1,608
      Increase in other long-term liabilities for scheduled rent
        increases in long-term leases                                                                10,043       10,543
      Cumulative effect of change in accounting principle, net of taxes                               4,500            -
      Gain on the partial sale of Chapters Inc.                                                     (10,975)           -
      Gain on the formation of barnesandnoble.com llc                                               (25,000)           -
      Equity in net loss of barnesandnoble.com llc                                                   26,812       57,078
      Changes in operating assets and liabilities, net                                             (216,099)    (129,993)
                                                                                                  ---------    ---------
      Net cash flows from operating activities                                                     (105,229)      (9,633)
                                                                                                  ---------    ---------
Cash flows from investing activities:
      Acquisition of consolidated subsidiaries                                                     (175,760)           -
      Purchases of property and equipment                                                          (104,484)     (95,676)
      Proceeds from sales of property and equipment                                                       -           10
      Proceeds from the partial sale of Chapters Inc.                                                21,558            -
      Proceeds from the formation of barnesandnoble.com llc                                          25,000            -
      Investment in barnesandnoble.com llc                                                                -      (75,392)
      Net (increase) decrease in other noncurrent assets                                            (12,194)         352
                                                                                                  ---------    ---------
      Net cash flows from investing activities                                                     (245,880)    (170,706)
                                                                                                  ---------    ---------
Cash flows from financing activities:
Net increase in revolving credit facility                                                           325,900      163,100
Proceeds from exercise of common stock options, including related tax benefits                       13,362       15,156
                                                                                                  ---------    ---------
      Net cash flows from financing activities                                                      339,262      178,256
                                                                                                  ---------    ---------
Net decrease in cash and cash equivalents                                                           (11,847)      (2,083)
Cash and cash equivalents at beginning of period                                                     31,081       12,697
                                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                                        $  19,234       10,614
                                                                                                  =========    =========
       Changes in operating assets and liabilities, net:
         Receivables, net                                                                         $ (14,435)     (21,888)
         Merchandise inventories                                                                   (241,773)    (204,094)
         Prepaid expenses and other current assets                                                  (10,487)       1,043
         Accounts payable and accrued liabilities                                                    50,596       94,946
                                                                                                  ---------    ---------
                  Changes in operating assets and liabilities, net                                $(216,099)    (129,993)
                                                                                                  =========    =========
       Supplemental cash flow information:
         Cash paid during the period for:
                  Interest                                                                        $  15,127       16,627
                  Income taxes                                                                    $  69,645       16,219
       Supplemental disclosure of subsidiaries acquired:
                  Assets acquired                                                                 $ 201,910
                  Liabilities assumed                                                                26,150
                                                                                                  ---------
                     Cash paid                                                                    $ 175,760
                                                                                                  ---------


See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial
                    Statements For the 39 weeks ended October
                          30, 1999 and October 31, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)



         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 30, 1999 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 30, 1999 (fiscal 1998). The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 30, 1999 are not indicative of the results to be expected for the 52 weeks ending January 29, 2000 (fiscal 1999).

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 81%, 85% and 86% of the Company's merchandise inventories as of October 30, 1999, October 31, 1998, and January 30, 1999, respectively. Merchandise inventories of Babbage's Etc. LLC (Babbage's Etc.), which represent approximately 7% of merchandise inventories as of October 30, 1999, are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of October 30, 1999 and January 30, 1999, and would have increased approximately $2,852 as of October 31, 1998.

(2)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation, including the Company's investment in barnesandnoble.com llc (barnesandnoble.com) which has been presented in the accompanying consolidated financial statements under the equity method as of the beginning of fiscal 1998.

(3)      Income Taxes

         The tax provisions (benefit) for the 39 weeks ended October 30, 1999 and October 31, 1998 are based upon management's estimate of the Company's annualized effective tax rate.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial
                    Statements For the 39 weeks ended October
                          30, 1999 and October 31, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)


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

(5)      Comprehensive Earnings

         In the second quarter of 1999, the Company sold a portion of its investment in Chapters Inc. (Chapters). The remaining investment is being recorded as an available-for-sale security. Accordingly, it will be carried at fair value with unrealized gains and losses (net of tax) reflected as a component of shareholders' equity classified as "accumulated other comprehensive earnings" in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive earnings and its components in the financial statements. Comprehensive earnings are net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such item currently applicable to the Company is the unrealized gain (loss) on available-for-sale securities, as follows:



                                                           13 weeks ended                               39 weeks ended
                                                -------------------------------------       --------------------------------------
                                                   October 30,          October 31,            October 30,            October 31,
                                                      1999                 1998                   1999                   1998
                                                -------------------------------------       --------------------------------------

Net earnings (loss)                              $       3,387        $      (4,596)         $      20,986         $     (13,640)
Other comprehensive earnings:
  Unrealized (loss) gain on
  available-for-sale securities, net of
  deferred income tax effect of ($2,346)
  and $989, respectively                                (3,239)                   -                  1,366                     -
                                                 -------------        -------------          -------------         -------------

Comprehensive earnings (loss)                    $         148        $      (4,596)         $      22,352         $     (13,640)
                                                 =============        =============          =============         =============

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial
                    Statements For the 39 weeks ended October
                          30, 1999 and October 31, 1998
                  (thousands of dollars, except per share data)
                                   (unaudited)




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

(7)      Acquisition of Babbage's Etc. LLC

         On October 28, 1999, the Company acquired Babbage's Etc., one of the nation's largest operators of video game and entertainment software stores, for approximately $183 million in cash plus the assumption of $26 million in certain liabilities. If financial performance targets are met over the next two fiscal years, Barnes & Noble will make additional payments of approximately $10 million in 2001 and approximately $10 million in 2002. The acquisition was accounted for by the purchase method of accounting. The excess of purchase price over the net assets acquired, in the amount of approximately $202 million has been recorded as goodwill and is being amortized using the straight line method over an estimated useful life of 30 years. The results of operations for the third quarter do not reflect the acquisition. The acquisition will be included in the results of operations for the fourth quarter ending January 29, 2000. The pro forma effect assuming the acquisition of Babbages, Etc. at the beginning of fiscal 1998 and fiscal 1999 is not material.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

Termination of Ingram Book Group Acquisition

On June 2, 1999, the Company and the Ingram Book Group (Ingram) announced their agreement to terminate the Company's planned acquisition of Ingram. The Company's application before the Federal Trade Commission (FTC) for the purchase was formally withdrawn. As a result, the selling and administrative expenses for the 39 weeks ended October 30, 1999 reflect a one-time charge of $5 million ($3 million after taxes, or $0.04 per diluted share) for acquisition costs. These costs relate primarily to legal, accounting and other transaction related costs incurred in connection with the proposed acquisition of Ingram.

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

On May 28, 1999, bn.com completed an initial public offering of 28.75 million shares of Class A Common Stock, raising a total of approximately $485 million after commissions and expenses and used the proceeds to purchase a 20% interest in barnesandnoble.com. As a result, the Company and Bertelsmann each retained a 40% interest in barnesandnoble.com. The Company recorded an increase of $116.2 million ($200.3 million, net of $84.1 million deferred tax) in additional paid-in capital representing the incremental share in the equity of barnesandnoble.com. Under the terms of the November 12, 1998 joint venture agreement (the Agreement) between the Company and Bertelsmann, on May 28, 1999 Bertelsmann contributed an additional $50 million to barnesandnoble.com.

Also under the terms of the Agreement, the Company received a $25 million payment from Bertelsmann in connection with the IPO. The Company recognized the $25 million pretax gain ($14.8 million after taxes, or $0.20 per diluted share) in the second quarter. The Company will continue to account for its investment in barnesandnoble.com under the equity method.

Acquisition of Babbage's Etc. LLC

On October 28, 1999, the Company acquired Babbage's Etc., one of the nation's largest operators of video game and entertainment software stores, for approximately $183 million in cash plus the assumption of $26 million in certain liabilities. If financial performance targets are met over the next two fiscal years, Barnes &

Noble will make additional payments of approximately $10 million in 2001 and approximately $10 million in 2002. The acquisition was accounted for by the purchase method of accounting and accordingly, the Company's consolidated balance sheet reflects the acquisition. The excess of purchase price over the net assets acquired, in the amount of approximately $202 million has been recorded as goodwill and is being amortized using the straight line method over an estimated useful life of 30 years. The results of operations for the third quarter do not reflect the acquisition. The acquisition will be included in the results of operations for the fourth quarter ending January 29, 2000.

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents as of October 30, 1999 were $19.2 million compared with $10.6 million as of October 31, 1998. During the 39 weeks ended October 30, 1999, excluding the $31.0 million of non-recurring items, consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) increased $47.4 million to $107.7 million from $60.3 million during the comparable prior year period. EBITDA in the retail business increased $17.1 million to $134.5 million during the 39 weeks ended October 30, 1999 from $117.4 million during the comparable prior year period, reflecting higher gross margins and improving expense leverage (primarily in Barnes & Noble store operating, rental and pre-opening costs).

Merchandise inventories excluding Babbage's Etc. $84.1 million increased 12.8% to $1,191.1 million as of October 30, 1999 from $1,055.7 million as of October 31, 1998. The increased inventory levels supported the Company's 9.4% sales growth, the opening of 46 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 different titles available for shipping within 24 hours to both online customers and the retail store network.

The Company's investing activities consisted principally of business acquisitions, capital expenditures for new store construction, system enhancements and store relocations/remodels, partially offset by the proceeds received from the partial sale of Chapters and from the formation of bn.com. Capital expenditures totaled $104.5 million and $95.7 million during the 39 weeks ended October 30, 1999 and October 31, 1998, respectively. The increase was due primarily to the timing of the new store rollout, home office facility expansion and the rollout of the Company's proprietary point-of-sale system (BookMaster).

The ratio of debt to equity was 0.69:1.00 as of October 30, 1999, compared with 0.84:1.00 as of October 31, 1998. The significant improvement is primarily attributable to the $21 million in cash received from the partial sale of the investment in Chapters, $25 million in cash received from Bertelsmann as a result of the IPO of bn.com, as well as the Company's expanded gross margin and improved operating leverage.

Total debt increased 28.4% to $575.0 million as of October 30, 1999 from $447.9 million as of October 31, 1998. Excluding businesses purchased for $175.8 million, the total debt decreased 10.9% as of October 30, 1999. Average borrowings decreased $39.4 million to $348.4 million during the 39 weeks ended October 30, 1999 from $387.8 million in the last-year period, and peaked at $575.0 million and $461.5 million during the same periods, respectively. The reduced average borrowings were accomplished during a period of 9.4% sales growth and 12.8% increase in merchandise inventories.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.


The Company did not declare or pay any cash dividends during the 39 week periods ended October 30, 1999 and October 31, 1998.

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

To date, 100% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 80% have completed the testing and reimplementation phase and 20% have been replaced or upgraded.

Approximately 100% of non-IT systems have completed the remediation, testing and implementation phases with no material replacements necessary.

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

The Company estimates that total costs to implement its Year 2000 plan will be between $4.0 and $6.0 million of which $3.8 million has already been incurred, including $1.4 million relating to the purchase of new software and hardware modifications, and $2.4 million relating to Year 2000 consultants. The estimated total includes direct costs for systems enhancements which would have been implemented in the ordinary course of business but whose acquisition has been accelerated to ensure compliance by the Year 2000. The estimate excludes costs for scheduled system upgrades which have not been accelerated due to Year 2000 issues.

The implementation of BookMaster, which began in 1996, was completed in the third quarter of fiscal 1999. BookMaster, which is Year 2000 compliant, is an inventory management system with integrated point-of-sale features that utilizes a proprietary data-warehouse-based just-in-time replenishment system. It enhances communications and real-time access to the Company's network of stores, distribution center, and wholesalers. The BookMaster system has been installed in 100% of all Barnes & Noble stores. All existing B. Dalton stores are presently utilizing the BookMaster system or have received Year 2000 upgrades to their existing point-of-sale systems.

Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions. However, the Company does not expect an impairment in its ability to execute critical functions.


Results of Operations

13 weeks ended October 30, 1999 and October 31, 1998

Sales

During the 13 weeks ended October 30, 1999, the Company's total sales increased 9.0% to $715.9 million from $656.8 million during the 13 weeks ended October 31, 1998. During the third quarter, Barnes & Noble store sales rose 12.3% to $622.3 million from $554.0 million during the same period a year ago. As a percentage of total sales during the third quarter, Barnes & Noble store sales represented 86.9%, up from 84.3% during the same period last year.

During the third quarter, the 12.3% increase in Barnes & Noble store sales primarily resulted from a comparable store sales gain of 5.9% coupled with 46 new stores opened since October 31, 1998 which contributed a 10.8% increase in square footage. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 91.7% as of October 30, 1999 compared with 89.3% as of October 31, 1998.

During fiscal 1999's third quarter, B. Dalton sales, which represented 12.3% of total sales compared with 14.9% during fiscal 1998, declined (10.4%) primarily due to the closure of 65 B. Dalton stores since October 31, 1998. B. Dalton's comparable store sales decreased (0.8%) during fiscal 1999's third quarter.

During the 13 weeks ended October 30, 1999, the Company opened 12 Barnes & Noble stores and five were closed, bringing its total number of Barnes & Noble stores to 528 while increasing the square footage to 12.4 million. During the same period, B. Dalton closed four stores ending with 444. As of October 30, 1999, the Company operated 972 stores in all fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended October 30, 1999, cost of sales and occupancy increased $41.5 million, or 8.8%, to $515.4 million from $473.9 million during the 13 weeks ended October 31, 1998. As a percentage of sales, cost of sales and occupancy decreased to 72.0% during fiscal 1999's third quarter from 72.1% during the same period one year ago reflecting improved leverage on occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $12.0 million to $150.5 million during the 13 weeks ended October 30, 1999 from $138.5 million during the 13 weeks ended October 31, 1998. During the third quarter, selling and administrative expenses decreased as a percentage of sales to 21.0% from 21.1% during the prior year period. The $12.0 million increase was attributable to the increase in the Barnes & Noble store base and the associated increases in store, distribution, and headquarter operating expenses. The decrease in selling and administrative expenses as a percentage of total sales was primarily attributable to the continued leveraging of fixed store operating costs as store sales have increased.

Depreciation and Amortization

During the third quarter, depreciation and amortization increased $5.0 million, or 21.8%, to $27.8 million from $22.8 million during the same period last year, as a result of depreciation on the 46 new Barnes & Noble stores opened since October 31, 1998, as well as the depreciation on the Company's BookMaster system.

Pre-opening Expenses

Pre-opening expenses increased $0.1 million, or 6.2%, to $2.1 million during the 13 weeks ended October 30, 1999 from $2.0 million for the 13 weeks ended October 31, 1998, primarily as a result of the first quarter adoption of SOP 98-5. SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations.

Operating Profit

The Company's consolidated operating profit increased to $20.1 million during the 13 weeks ended October 30, 1999 from $19.6 million during the 13 weeks ended October 31, 1998.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.6 million during the 13 weeks ended October 30, 1999 from $6.9 million during the 13 weeks ended October 31, 1998. Interest expense decreased due to a combination of both lower average borrowings and declining interest rates under the Company's senior credit facility.

Provision for Income Taxes

The provision for income taxes during the 13 weeks ended October 31, 1999 was $2.4 million compared with a benefit for income taxes of ($3.2) million during the 13 weeks ended October 31, 1998. Tax effects were based upon management's estimate of the Company's annualized effective tax rates.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported consolidated net earnings of $3.4 million during the 13 weeks ended October 30, 1999, compared with a net loss of ($4.6) million during the 13 weeks ended October 31, 1998. For the third quarter of 1999, net earnings was $0.05 per diluted share (based on 71.5 million shares) compared with a net loss of ($0.07) per diluted share (based on 68.6 million shares) for the corresponding prior-year period. The consolidated third quarter net earnings reflect the Company's approximate 40% share in barnesandnoble.com's net losses of ($5.2) million after tax (or ($0.07) per diluted share), compared with 100% of barnesandnoble.com's net losses of ($12.1) million after tax (or ($0.18) per diluted share) in the third quarter of 1998. The retail business net earnings increased 14.1% to $8.6 million (or $0.12 per diluted share) for the 13 weeks ended October 30, 1999 compared to $7.5 million (or $0.11 per diluted share) during 13 weeks ended October 31, 1998.


Results of Operations

39 weeks ended October 30, 1999 and October 31, 1998

Sales

Consolidated sales totaled $2.161 billion during the 39 weeks ended October 30, 1999, a 9.4% increase over sales of $1.976 billion during the 39 weeks ended October 31, 1998. During the 39 weeks ended October 30, 1999, total Company sales rose primarily due to a 12.9% increase in Barnes & Noble store sales to $1.877 billion from $1.662 billion during the same period a year ago. For the same respective periods, Barnes & Noble store sales, as a percentage of total sales, increased to 86.8% up from 84.1%.

The year-to-date increase in Barnes & Noble comparable store sales of 6.0%, coupled with a 10.8% increase in store square footage, produced the 12.9% increase in Barnes & Noble store sales. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 91.7% as of October 30, 1999 compared with 89.3% as of October 31, 1998.

B. Dalton stores contributed 12.6% of total sales year-to-date compared with 15.1% during the prior year period. Year-to-date B. Dalton sales declined (8.5%) as a result of 65 store closings since October 31, 1998 and a (0.4%) decrease in comparable store sales for the 39 weeks.

During the 39 weeks ended October 30, 1999, the Company opened 24 and closed 16 Barnes & Noble stores and closed 45 B. Dalton stores.

Cost of Sales and Occupancy

During the 39 weeks ended October 30, 1999, cost of sales and occupancy increased $128.2 million, or 9.0%, to $1,569.3 million from $1,441.1 million during the 39 weeks ended October 31, 1998. As a percentage of sales, cost of sales and occupancy decreased to 72.6% during the 39 weeks ended October 30, 1999, from 72.9% during the same period last year reflecting improved leverage on occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $47.2 million, or 11.5%, to $458.1 million during the 39 weeks ended October 30, 1999 from $410.9 million during the 39 weeks ended October 31, 1998. As a percentage of sales, selling and administrative expenses increased to 21.2% during the 39 weeks ended October 30, 1999 from 20.8% during the same period last year. The increase was primarily attributable to the charge associated with the write-off of certain expenses in connection with the termination of the Ingram acquisition and Year 2000 consulting fees.

Depreciation and Amortization

Depreciation and amortization increased $15.6 million, or 24.2%, to $80.1 million during the 39 weeks ended October 30, 1999 from $64.5 million during the 39 weeks ended October 31, 1998 as a result of the 46 Barnes & Noble stores opened since October 31, 1998, as well as the depreciation on the Company's BookMaster system.

Pre-opening Expenses

Pre-opening expenses decreased $2.4 million, or 35.3%, to $4.5 million during the 39 weeks ended October 30, 1999 from $6.9 million during the 39 weeks ended October 31, 1998 primarily as a result of the first quarter adoption of SOP 98-5. SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. The Company historically amortized costs associated with the opening of new stores over the respective store's first 12 months of operations.

Operating Profit

The Company's consolidated operating profit decreased to $49.4 million during the 39 weeks ended October 30, 1999 from $52.9 million during the 39 weeks ended October 31, 1998. Excluding the $5 million charge to selling and administrative expenses for costs relating to the termination of the acquisition of Ingram, the Company's consolidated operating profit would have increased to $54.4 million during the 39 weeks ended October 30, 1999.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $15.4 million during the 39 weeks ended October 30, 1999 from $19.0 million during the 39 weeks ended October 31, 1998. Interest expense decreased due to a combination of both lower average borrowings and declining interest rates under the Company's senior credit facility.

Provision for Income Taxes

Income taxes during the 39 weeks ended October 30, 1999 was $17.7 million compared with a benefit for income taxes of ($9.5) million during the 39 weeks ended October 31, 1998. Tax effects were based upon management's estimate of the Company's annualized effective tax rates.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported consolidated net earnings of $21.0 million during the 39 weeks ended October 30, 1999, compared with a net loss of ($13.6) million during the 39 weeks ended October 31, 1998. For the 39 weeks ended October 30, 1999, net earnings was $0.29 per diluted share (based on 71.8 million shares) compared with a net loss of ($0.20) per diluted share (based on 68.4 million shares) for the corresponding prior-year period. For the 39 weeks ended October 30, 1999, the consolidated net earnings reflect the Company's approximate 40% share in barnesandnoble.com's net losses of ($15.8) million after tax (or ($0.22) per diluted share), compared with 100% of barnesandnoble.com's net losses of ($33.7) million after tax (or ($0.49) per diluted share), in the 39 weeks ended October 31, 1998. The 39 weeks ended October 30, 1999 includes a cumulative effect of a change in accounting principle of ($4.5) million after tax (or ($0.07) per diluted share). Also included in net earnings for the 39 weeks ended October 30, 1999 is a pretax gain of $31 million (or $0.25 per diluted share after tax), comprised of the following non-recurring items: a $25 million pretax gain (or $0.20 per diluted share after tax), as a result of the barnesandnoble.com IPO, an $11 million pretax gain (or $0.09 per diluted share after tax) resulting from the partial sale of the Company's investment in Chapters and a pretax charge of $5 million (or ($0.04) per diluted share after tax) associated with the write-off of certain expenses of the Company in connection with its termination of the Ingram acquisition. Excluding barnesandnoble.com, the change in accounting principle and the non-recurring items, the retail business net earnings increased 14.9% to $23.0 million (or $0.32 per diluted share) for the 39 weeks ended October 30, 1999 compared to $20.0 million (or $0.29 per diluted share) during 39 weeks ended October 31, 1998.

Forward-Looking Statements

This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with Year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company's online initiatives such as barnesandnoble.com, unanticipated increases in merchandise or occupancy costs, and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The future events, which are the subject of such statements, are subject to certain risks, including those set forth in the company's annual, quarterly and other reports on file with the Securities and Exchange Commission.

PART II - OTHER INFORMATION



Item 1:  Legal Proceedings

         In the third quarter of 1999, following the acquisition of Babbage's Etc, five shareholder derivative lawsuits were filed in the Chancery Court of the State of Delaware by Harbor Finance Partners, Louis F. Mahler, Ralph Stone, Lawrence G. Metzger and Robert Waring against Barnes & Noble, Inc. and its directors. The lawsuits allege, among other things, a breach of fiduciary duties to Barnes & Noble for the benefit of Leonard Riggio and seek damages and to enjoin or rescind the transaction. The Company believes that the acquisition of Babbage's Etc. is in the best interests of shareholders and that the allegations are without merit. The Company intends to vigorously defend its position.


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

         Share repurchase program

               On November 30, 1999, the Company announced that its board of directors has authorized the purchase of up to $250 million of its common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions, and other factors. Shares repurchased by the Company may be held as treasury shares or retired.


Item 6: Exhibits and Reports on Form 8-K

         (a) Exhibit filed with this Form 10-Q:

               Exhibit 27 : Financial Data Schedule

         (b) The following reports on Form 8-K were filed during the Company's quarter ended October 30, 1999:

               On October 12, 1999, the Company filed a Form 8-K under Item 5 reporting the planned acquisition of Babbage's Etc.

               On November 12, 1999, the Company filed a Form 8-K reporting under Items 2, 5 and 7. Item 2 provided information concerning the completed acquisition of Babbage's Etc. Item 5 reported information pertaining to lawsuits filed against the Company and its directors with respect to the Babbage's Etc. transaction and
               Item 7 filed as an exhibit the Purchase Agreement among the Company, Babbage's Etc. and its owners.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BARNES & NOBLE, INC.
                                            (Registrant)


Date:  December 7, 1999                     By:  /s/ Michael Archbold
                                                 --------------------
                                                 Michael Archbold
                                                 Vice President, Treasurer
                                                 (Chief Accounting Officer)