Form 10-K
period 1999-12-31
BARNES & NOBLE INC
filed 2000-04-28
CIK 890491

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

                   For the fiscal year ended January 29, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-12302

                              Barnes & Noble, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

           Delaware                                            06-1196501
------------------------------------            --------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

    122 Fifth Avenue, New York, NY                           10011
---------------------------------------          ---------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (212) 633-3300
                                                           --------------

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share                 New York Stock Exchange
----------------------------------------                 -----------------------
            (Title of Class)                             (Name of Exchange on
                                                           which registered)

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No ____
                                             ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,149,576,867 based upon the closing market price of $23.4375 per share of Common Stock on the New York Stock Exchange as of March 31, 2000.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2000: 64,081,125

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 29, 2000 are incorporated by reference into Parts II and IV.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                                     PART I
                                     ------

Item   1.    Business ...............................................          4

Item   2.    Properties .............................................         16

Item   3.    Legal Proceedings ......................................         17

Item   4.    Submission of Matters to a Vote of Security Holders ....         18

                                     PART II
                                     -------

Item   5.    Market for Registrant's Common Equity and Related
             Stockholder Matters ....................................         18

Item   6.    Selected Financial Data.................................         19

Item   7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................         19

Item  7a.    Quantitative and Qualitative Disclosures About Market Risk      N/A

Item   8.    Financial Statements and Supplementary Data ............         19

Item   9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ....................         19

                                    PART III
                                    --------

Item  10.    Directors and Executive Officers of the Registrant .....         19

Item  11.    Executive Compensation .................................         20

Item  12.    Security Ownership of Certain Beneficial Owners and
             Management..............................................         20

Item  13.    Certain Relationships and Related Transactions .........         20

                                     PART IV
                                     -------

Item  14.    Exhibits, Financial Statement Schedules and Reports on           20
             Form 8-K ...............................................

                                     PART I
                                     ------

ITEM 1.       BUSINESS
-------       --------

General

         Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation's largest bookseller*, as of January 29, 2000 operated 942 bookstores and 526 video game and entertainment software stores. Of the 942 bookstores, 542 operate under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names, (38 of which were opened in fiscal 1999), and 400 operate under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore trade names. Through its 40 percent interest in barnesandnoble.com llc (Barnes & Noble.com), the Company is the second largest seller of books on the Internet and is the exclusive bookseller on America Online (AOL). The Company, through its recent acquisition of Babbage's Etc. LLC (Babbage's Etc.), operates 526 video game and entertainment software stores under the Babbage's, Software Etc. and GameStop trade names, and a Web site, gamestop.com. During fiscal 1999, the Company's share of the consumer book market rose to approximately 15%.

         The Company's principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children's books, off-price bargain books and magazines. These collectively account for substantially all of the Company's bookstore sales. Bestsellers represent only 3% of the Barnes & Noble store sales.

         On October 28, 1999, the Company acquired Babbage's Etc., one of the nation's largest operators of video game and entertainment software stores. As a result of the acquisition, the Company currently operates 526 video game and entertainment software stores located in 47 states and Puerto Rico. Stores feature video game hardware and software, PC entertainment software and a multitude of accessories.

         The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal year ended January 29, 2000 (fiscal 1999) and the fiscal year ended January 30, 1999 (fiscal 1998) were comprised of 52 weeks.

         The Company's sales increased 16.0% during fiscal 1999 to $3.486 billion from $3.006 billion during fiscal 1998 (which includes a 7.4% increase attributable to the inclusion of Babbage's Etc. sales for the fourth quarter of
1999). The Company reported an increased operating profit of $232.1 million (which includes Babbage's Etc.'s fourth quarter operating profit of $15.4 million) up from last year's operating profit of $185.1 million. The Company's bookstore operating profit increased to $216.7 million up 17.1% from the prior year.

         Expanding bookstore gross margins due to improved occupancy leverage and a more favorable product mix, combined with solid sales growth were the major drivers of the 1999 operating results.

         On a consolidated basis, the Company's net earnings increased 34.8% in fiscal 1999 to $124.5 million or $1.75 per diluted share, from $92.4 million or $1.29 per diluted share for 1998. Bookstores earnings per share increased 22.7% to $1.62 in fiscal 1999 from $1.32 in fiscal 1998. Babbage's Etc. contributed $0.10 per diluted share in fiscal 1999.

----------
*Based upon information reported in trade publications and public filings.

Barnes & Noble Stores

         General

         Barnes & Noble is the largest operator of book "super" stores in the United States* with 542 Barnes & Noble stores located in 49 states and the District of Columbia as of January 29, 2000. With more than 30 years of bookselling experience, management has a strong sense of customers' changing needs and the Company leads book retailing with a "community store" concept. Barnes & Noble's typical store offers a comprehensive title base, a cafe, a children's section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children's activities, that make each Barnes & Noble store an active part of its community.

         Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble stores opened during fiscal 1999 added 1.0 million square feet to the Barnes & Noble base, bringing the total square footage to 12.7 million square feet, a 7% increase over the prior year. Fiscal 1999 sales from Barnes & Noble stores, which contributed 86% of the Company's total bookstore sales, increased 12.2% to $2.822 billion from $2.515 billion in fiscal 1998. The Company plans to open between 40 and 45 Barnes & Noble stores in fiscal 2000 which are expected to average 26,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

         Proximity to Customers. The Company's strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its "super" store roll-out, the Company has employed a market clustering strategy. As of January 29, 2000, Barnes & Noble had stores in 148 of the total 210 DMA markets (Designated Market Area). In 71 of the 148 markets, the Company has only one Barnes & Noble store. The Company believes its early market penetration and the stores' proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

         Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 to 175,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers represent only 3% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty. During fiscal 1999 the Company completed installation of BookMaster, the Company's new in-store operating system, in all Barnes & Noble stores. BookMaster enhances the Company's existing merchandise replenishment systems, resulting in higher in-stock positions and better productivity at the store level through efficiencies in receiving, cashiering and returns processing.

         Store Design and Ambiance. Barnes & Noble stores are designed to be reminiscent of an old world library, with wood fixtures, antique style chairs and tables, ample public space, a cafe and public restrooms. Barnes & Noble's literary cafes, for which the Starbucks Corporation is the sole provider of coffee products, further the image of its "super" stores as a community meeting place.


* Based upon information reported in trade publications and public filings.

         Music Departments. As of January 29, 2000, the Company had 237 Barnes & Noble stores with music departments which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock, tailored to the tastes of the Company's core customers, the 35 to 45 year age group. Listening stations are available for customers to preview selected compact disks.

         Discount Pricing. Barnes & Noble stores employ a new aggressive nationwide discount pricing strategy. The current pricing is 40% off publishers' suggested retail prices for hardcover bestsellers, 30% off paperback bestsellers and 20% off select feature titles in departments such as children's books and computer books. The Company believes that its new pricing strategies enable the Company to increase the discount on the books its customers buy most often while bringing the Company closer to online pricing.

         Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children's storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, significant word-of-mouth publicity and free media coverage. The Company also supports communities through efforts on behalf of First Book, a national organization dedicated to providing books to children with little or no access to them outside of school. In addition, the Company is underwriting the Emmy-award winning PBS children's television series Reading Rainbow and is the exclusive book sponser of the Poets & Writers organization.

         Merchandising and Marketing

         The Company's merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 175,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store's customers. Before a store opens, the Company's buyers study the community and customize the title selection with offerings from the store's local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers' selection to the interests, lifestyles and demands of the store's local customers. The Company's proprietary database, which includes catalogued sales rankings of over 950,000 titles in over 150 subjects, provides each store with comprehensive title selections in those subjects in which it seeks to expand. During 1999, the Company completed the rollout of its state-of-the-art store system, BookMaster. The new store system greatly enhances store-level customer service and productivity with its extremely fast register transactions and its title database with more than 2.5 million titles designed specifically for book browsing.

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

         The number of Barnes & Noble stores located in each state and the District of Columbia as of January 29, 2000 are listed below:

                            NUMBER                             NUMBER
STATE                     OF STORES        STATE              OF STORES
-----                     ---------        -----              ---------

Alaska                         1          Missouri                 8
Alabama                        5          Montana                  3
Arizona                       12          Nebraska                 4
Arkansas                       2          Nevada                   5
California                    75          New Hampshire            4
Colorado                      13          New Jersey              20
Connecticut                   11          New Mexico               2
Delaware                       1          New York                34
Dist. of Columbia              1          North Carolina          15
Florida                       37          North Dakota             2
Georgia                       12          Ohio                    16
Hawaii                         1          Oklahoma                 5
Idaho                          3          Oregon                   8
Illinois                      24          Pennsylvania            19
Indiana                        7          Rhode Island             1
Iowa                           3          South Carolina           9
Kansas                         4          South Dakota             1
Kentucky                       4          Tennessee                8
Louisiana                      6          Texas                   49
Maine                          1          Utah                     8
Maryland                       9          Vermont                  1
Massachusetts                 17          Virginia                14
Michigan                      15          Washington              16
Minnesota                     16          Wisconsin                7
Mississippi                    2          Wyoming                  1


         Expansion

         The Company believes its Barnes & Noble store format offers the greatest opportunity to increase its share of the expanding consumer book market and intends to strengthen its position as the world's leading operator of book superstores by opening between 40 and 45 new stores during fiscal 2000.

         All stores will be opened under the Barnes & Noble Booksellers trade name, and positions in those stores will be filled from within the Company wherever possible.

         The Company anticipates that its expansion plans will be supported by continuing strong demand for consumer books, which has grown over the past five years at a rate of 4.0% compounded annually and is forecasted to grow 5.9% over the next five years compounded annually according to Veronis, Suhler & Associates Communications Industry Forecast.

B. Dalton Stores

         General

         The Company is the second largest operator of mall bookstores in the United States.* During fiscal 1999, B. Dalton generated sales of approximately $426.0 million, or 13.1% of the Company's total bookstore sales, compared with 15.6% of total bookstore sales during fiscal 1998.

         Most B. Dalton stores range in size from 2,800 to 6,000 square feet. These stores stock between 15,000 and 25,000 titles, feature new releases, bestsellers and children's books, and carry a solid selection of titles in categories such as business, computers, cooking and reference. B. Dalton employs a market-by-market discount pricing strategy which generally discounts hardcover bestsellers from 15% to 25% off the publishers' suggested retail prices. B. Dalton also offers a Book$avers discount card for an annual fee which allows customers an additional 10% discount on substantially all purchases. The Company's 10 Doubleday and five Scribner's bookstores utilize a more upscale format in select shopping malls and place a greater emphasis on hardcover and gift books.

         The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company's strategy has been to close underperforming stores, which has resulted in the closing of between 40 and 90
B. Dalton stores per year since 1989 as leases come up for renewal.

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

         The number of B. Dalton stores located in each state and the District of Columbia as of January 29, 2000 are listed below:

                        NUMBER                               NUMBER
STATE                 OF STORES         STATE               OF STORES
-----                 ---------         -----               ---------
Alabama                    1            Montana                 2
Arizona                   10            Nebraska                3
Arkansas                   1            Nevada                  3
California                59            New Hampshire           2
Colorado                   7            New Jersey             10
Connecticut                3            New Mexico              2
Dist. Of Columbia          3            New York               14
Florida                   20            North Carolina          8
Georgia                   12            North Dakota            4
Idaho                      3            Ohio                   20
Illinois                  19            Oklahoma                4
Indiana                    7            Oregon                  6
Iowa                       8            Pennsylvania           16
Kansas                     5            South Carolina          5
Kentucky                   3            South Dakota            2
Louisiana                  8            Tennessee               2
Maine                      2            Texas                  20
Maryland                   9            Utah                    6
Massachusetts              5            Virginia               11
Michigan                  20            Washington             13
Minnesota                 18            West Virginia           1
Mississippi                1            Wisconsin               7
Missouri                  13            Wyoming                 2


         Given the Company's continuing plans to execute its strategy to maximize returns from its B. Dalton division, the Company anticipates it will continue to realize a decline in the number of B. Dalton stores during fiscal 2000 primarily due to lease expirations. During fiscal 1999, the Company closed 87 B. Dalton stores, primarily as a result of electing not to renew expiring leases.

Barnes & Noble.com

         General

         In 1998, the Company and Bertelsmann AG (Bertelsmann) completed the formation of a limited liability company to operate the online retail bookselling operations of the Company's wholly owned subsidiary, barnesandnoble.com inc. (Barnes & Noble.com Inc.). The new entity, Barnes & Noble.com, was formed by combining the online bookselling operations of the Company with funds contributed by the international media company Bertelsmann, one of the largest integrated media companies in the world. In 1999, Barnes & Noble.com Inc. completed an initial public offering (IPO) of 28.75 million shares of Class A Common Stock and used the proceeds to purchase a 20 percent interest in Barnes & Noble.com. As a result, the Company and Bertelsmann each retained a 40 percent interest in Barnes & Noble.com.

         Barnes & Noble.com has become one of the world's largest Web sites and the fourth largest e-commerce site, according to Media Metrix. Focused largely on the sale of books, music, software, magazines, prints, posters and related products, Barnes & Noble.com has capitalized on the recognized brand value of the Barnes & Noble name to become the second largest, and one of the fastest growing, online distributors of books. Customers can choose from millions of new and out-of-print titles and enjoy a variety of related content such as author chats, book synopses and reader reviews. The site also offers thousands of bargain books discounted up to 91 percent, the most popular software and magazine titles, as well as gift items for every occasion. Barnes & Noble.com recently launched its Prints & Posters Gallery, a unique collection of images that can be produced on demand on museum-quality canvas or high-quality paper, and its eCards service, an exclusive selection of greeting card images that can be personalized and enhanced with animation and music. With access to Barnes & Noble's more than 750,000 in-stock titles, Barnes & Noble.com has the largest standing inventory of any online bookseller ready for immediate delivery. The URL makes the site easy to find. The Barnes & Noble.com affiliate network has more than 300,000 members and maintains strategic alliances with major Web portals and content sites, such as AOL, Lycos and MSN. Barnes & Noble.com is also a leader in business-to-business e-commerce with its unique Business Solutions program.

Babbage's Etc. LLC

         General

        On October 28, 1999, the Company acquired Babbage's Etc., one of the nation's largest operators of video game and entertainment software stores. As a result of the acquisition, the Company operated 526 video game and entertainment software stores located in 47 states and Puerto Rico as of January 29, 2000, under the Babbage's, Software Etc. and GameStop trade names, and a Web site, gamestop.com. The Company's video game and entertainment software stores range in size from 500 to 5,000 square feet (averaging 1,500 square feet) depending upon market size. Stores feature video game hardware, software, PC entertainment software and a multitude of accessories. As of January 29, 2000, the Company offered a selection of more than 1,000 video game titles and 700 PC entertainment software titles.

         Merchandising and Marketing

         Babbage's Etc. designs its stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Babbage's Etc.'s store design and fixturing maximize point of sale marketing opportunities both for Babbage's Etc. and its vendors.

         The pricing strategy is designed to offer value to its customers by maintaining competitive prices in each market while at the same time giving customers added benefits, such as offering customer satisfaction return privileges, accepting used game trade-ins for new products and a pre-sale reservation service.

            Store Locations and Properties

         Babbage's Etc. stores are mainly in prime locations in regional shopping malls or other high traffic locations in markets with desirable demographics. All new stores, lease renewals, relocations and major remodels are evaluated on the basis of their return on investment, strategic positioning and condition of the market.

         The number of Babbage's Etc. stores located in each state and Commonwealth as of January 29, 2000 are listed below:

                          NUMBER                                     NUMBER
STATE                   OF STORES             STATE                OF STORES
-----                   ---------             -----                ---------
Alabama                     8               Montana                     4
Alaska                      2               Nebraska                    3
Arizona                     7               Nevada                      1
Arkansas                    3               New Hampshire               4
California                 49               New Jersey                 27
Colorado                   11               New Mexico                  3
Connecticut                 6               New York                   25
Florida                    26               North Carolina             11
Georgia                    13               North Dakota                4
Hawaii                      8               Ohio                       25
Idaho                       2               Oklahoma                    5
Illinois                   20               Oregon                      6
Indiana                     7               Pennsylvania               22
Iowa                        8               Puerto Rico                 3
Kansas                      2               South Carolina              6
Kentucky                    8               South Dakota                2
Louisiana                  10               Tennessee                  11
Maine                       1               Texas                      42
Maryland                   13               Utah                        8
Massachusetts              11               Virginia                   19
Michigan                   21               Vermont                     1
Minnesota                   6               Washington                 16
Mississippi                 3               West Virginia               8
Missouri                   14               Wisconsin                  11


         Expansion

         Babbage's Etc.'s aggressive growth strategy is to continue to open new stores in its target markets and expand throughout the country. Babbage's Etc. believes its attractive store design offers the greatest opportunity to increase its share of the expanding video game and entertainment market and intends to strengthen its position by opening approximately 90 new stores during fiscal 2000.

         Babbage's Etc. anticipates that its expansion plans will be supported by continuing strong demand in the interactive entertainment market, which has grown over the past five years at a rate of 9.1% compounded annually and is forecasted to grow 11.8% over the next five years compounded annually according to Veronis, Suhler & Associates Communications Industry Forecast.

Other Strategies

         Proprietary Publishing. With publishing and distribution rights to over 2,000 titles covering a wide range of subject categories, Barnes & Noble offers customers high-quality books at exceptional values. Barnes & Noble differentiates its product offerings from those of its competitors by publishing books under its own imprints for sale in its retail stores, online and through direct-mail catalogs. As part of this activity, the Company licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

Strategic Investments

         The Company maintains an equity investment in iUniverse.com, the Internet's largest publishing portal. The Company also maintains an equity investment in Calendar Club LLC, an operator of seasonal calendar kiosks both in the United States and internationally.

Store Operations

         The Company has seasoned management teams for its Barnes & Noble, B. Dalton and Babbage's Etc. stores, including those for real estate, merchandising and store operations. Field management includes regional store directors and district managers supervising multiple store locations. Each Babbage's Etc. store generally employs a manager, an assistant manager and between two and 10 sales associates, most of whom are part-time employees. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full- and part-time booksellers. By comparison, each Barnes & Noble store generally employs a manager, two assistant managers and approximately 40 full- and part-time booksellers. Most Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers and interactive gaming experts to fill positions in the Company's new Barnes & Noble and Babbage's Etc. stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

         Field management for all of the Company's bookstores and video game and entertainment software stores, including regional store directors, district managers and store managers, participate in a bonus program tied to sales. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

         The Company has a 12-week manager training program in which existing store managers train new store managers in all areas of store operations. Store managers are generally responsible for training other booksellers and video game and entertainment software employees in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids available at each bookstore and video game and entertainment software store. In addition, district managers participate in semi-annual training and merchandising conferences.

         The Company's culture of outgoing, helpful and knowledgeable booksellers consists of 32,000 full- and part-time booksellers operating nearly 1,000 bookstores as of January 29, 2000. Barnes & Noble has created nearly 3,000 new jobs nationwide during fiscal 1999 primarily due to its Barnes & Noble bookstore expansion. Babbage's Etc. has cultivated a work environment that attracts knowledgeable employees who are actively interested in video games and entertainment software. Babbage's Etc. employed approximately 5,400 full- and part-time employees as of January 29, 2000.

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

         The Company purchases books on a regular basis from over 1,700 publishers and approximately 50 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 38% of the Company's book purchases during fiscal 1999, and no single supplier accounted for more than 16% of the Company's purchases during this period. Consistent with retail book industry practice, substantially all of the Company's book purchases are returnable for full credit, a practice which substantially reduces the Company's risk of inventory obsolescence.

         Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers' cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. However, these limitations are mitigated by (i) the substantial number of titles available (over 2.5 million), (ii) the Company's ability to maximize available discounts and (iii) its positive relationships with publishers, which are enhanced by the Company's significant purchasing volume.

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

         Babbage's Etc. maintains strong relationships with each of the major video game and PC entertainment software manufacturers and publishers. These relationships ensure the Company has early access to "hot" titles and an adequate supply of popular titles and hardware, especially during peak selling seasons. The current management team has placed a strong emphasis on developing an accounts payable tracking system that insures outstanding vendor communications.

         Babbage's Etc. purchases substantially all of its products from approximately 200 manufacturers and software publishers and approximately nine distributors. Purchases from the top five vendors (including publishers and distributors) accounted for approximately 45.6% of Babbage's Etc. purchases in fiscal 1999 and no single supplier accounted for more than 12% of Babbage's Etc.'s purchases during this period. Babbage's Etc. is among the top 10 customers of its vendors and believes that it maintains excellent relations with the vendor community. Babbage's Etc. has negotiated selected situational price protections and return privileges with numerous vendors in order to reduce the risk of inventory obsolescence. In addition, Babbage's Etc. does not have contracts with trade vendors and conducts business on an order-by-order basis, a practice that is typical throughout the industry.

Distribution

         The Company has invested significant capital in its systems and technology, by building new platforms, implementing new software applications and maintaining efficient distribution centers. Barnes & Noble bookstores operated over one million square feet of distribution centers, as of January 29, 2000. Historically, the Company replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. Significantly more inventory is now sourced through the Company's distribution centers, increasing direct buying from publishers rather than wholesalers. Improved just-in-time deliveries to stores and increased inventory turnover provide added benefits.

         In addition, the Company's distribution network provides a significant competitive advantage for Barnes & Noble.com. By stocking over 750,000 titles, the Company is currently in a position to provide overnight delivery service to online customers at gross margins which allow Barnes & Noble.com to offer very deep discounts.

         Babbage's Etc. operates a 200,000 square foot distribution center in Grapevine, Texas, which provides the majority of products to the Babbage's Etc. stores. By operating with a centralized distribution facility, the Company effectively controls and minimizes inventory levels. Technologically advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors.

         Babbage's Etc. employs a variety of rapid-response distribution methods in its efforts to be the "first-to-market" for "hot" new video game and entertainment software titles. Babbage's Etc. strives to deliver "hot" releases to selected stores within hours of release and to all of its stores within 24 hours of release. To achieve this rapid delivery, Babbage's Etc. utilizes 11 "off-site" contract distribution sites to receive and air freight to all stores "hot" titles with competitive immediacy.

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

         Building on the Company's previous proprietary inventory management system, during 1996 the Company introduced a new client server store system (BookMaster). BookMaster is an inventory management system with integrated point of sale features that utilizes a proprietary data-warehouse-based replenishment system. It enhances communications and real-time access to our network of stores, distribution center and wholesalers. In addition, implementation of just-in-time replenishment has provided for more rapid replenishment of books to all Barnes & Noble stores, resulting in higher in-stock positions and better productivity at the store level through efficiencies in receiving, cashiering and returns processing. During the 52 weeks ended January 29, 2000 (fiscal
1999), the Company completed the rollout of the BookMaster system.

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

         The video game and entertainment software industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. Babbage's Etc. competes with other video game and PC software specialty stores located in malls and other locations, as well as with mass merchants, toy retail chains, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and office supply, computer product and consumer electronics superstores.

Trademarks and Servicemarks

         B. Dalton Bookseller, Bookstar, Book$avers, Babbage's, Supr Software and GameStop are Company-owned service marks registered with the United States Patent and Trademark Office. Barnes & Noble, Doubleday Book Shops and Scribner's Bookstores are federally registered service marks which have been licensed to the Company under long-term license agreements which are royalty-free. These license agreements provide the Company with the exclusive right to use the Doubleday and Scribner's service marks only in connection with the retail sale of books.

Seasonality

         The Company's business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Christmas selling season. The Company has now reported operating profit for 15 consecutive quarters.

Employees

         The Company currently employs approximately 6,400 full-time salaried, 11,500 full-time hourly and 19,500 part-time hourly employees. The Company's employees are not represented by unions and the Company believes that its relationship with its employees is excellent.


----------

* Based upon information reported in trade publications and public filings.

ITEM 2.       PROPERTIES
-------       ----------

         All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 541 leased stores open as of January 29, 2000 expire as follows:

Lease Terms to Expire During                                         Number of
----------------------------                                         ---------
(12 months ending on or about January 31)                              Stores
                                                                    ----------

2001................................................................       6
2002................................................................       8
2003................................................................      36
2004................................................................      35
2005................................................................      30
2006 and later......................................................     426

         All B. Dalton stores are leased. The leases generally provide for an initial 10 year term with no renewal option. The terms of the 400 B. Dalton leases as of January 29, 2000 expire as follows:

Lease Terms to Expire During                                           Number of
----------------------------                                            Stores
(12 months ending on or about January 31)                              ---------

2001................................................................     135
2002................................................................      52
2003................................................................      39
2004................................................................      41
2005................................................................      40
2006 and later......................................................      93


         All Babbage's Etc. stores are leased. The leases generally provide for an initial term of seven to 10 years. The terms of the 526 Babbage's Etc. leases as of January 29, 2000 expire as follows:

Lease Terms to Expire During                                           Number of
----------------------------                                            Stores
(12 months ending on or about January 31)                              ---------


2001................................................................      102
2002................................................................       54
2003................................................................       77
2004................................................................       91
2005................................................................       64
2006 and later......................................................      138

         The Company generally has been able to renew expiring leases on favorable terms, and believes that renewals of leases expiring in the future will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 3.       LEGAL PROCEEDINGS
-------       -----------------

         In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group, Inc. (Borders) alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In October 1999, Barnes & Noble.com was added as a defendant in the action. The Company intends to vigorously defend this action.

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders, Amazon.com, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The Complaint sought certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the ABA at any time during the four year period preceding the filing of the Complaint. The Complaint alleged that the named plaintiffs have suffered damages of $11,250,000 or more and requested treble damages on behalf of the named plaintiffs and each of the purported class members, as well as of injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the Complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. The plaintiffs subsequently amended their complaint to allege eight causes of action on behalf of the Intimate Bookshop and Wallace Kuralt, accusing the Company and the other defendants of: (i) violating Section 2(f) of the Robinson-Patman Act; (ii) violating Section 2(c) of the Robinson-Patman Act; (iii) violating Section 13(a) of the Clayton Act; (iv) inducing every publisher in the United States to breach contracts with the plaintiffs; (v) interfering with the plaintiff's advantageous business relationships; (vi) engaging in unfair competition; (vii) violating Sections 349 and 350 of the New York General Business Law; and (viii) being unjustly enriched. The class action allegations have been removed and the plaintiffs voluntarily dismissed defendants Harper Collins Publishers, Inc. and Amazon.com, Inc. from the case.

         On April 13, 1999, the Company and the other defendants filed a motion to dismiss the second through eighth causes of action in their entireties and for a more definite statement of the remaining allegations of the first cause of action. As a result, the plaintiffs' third through eighth causes of action were dismissed with prejudice, as were all claims asserted by Wallace Kuralt in his individual capacity. The Company served an Answer on April 5, 2000 denying the material allegations of the Complaint and asserting various affirmative defenses. The Company intends to continue to vigorously defend this action.

         In fiscal 1999, following the October 28, 1999 acquisition of Babbage's Etc., five shareholder derivative lawsuits were filed in the Chancery Court of the State of Delaware by Harbor Finance Partners, Louis F. Mahler, Ralph Stone, Lawrence G. Metzger and Robert Waring against Barnes & Noble, Inc. and its directors. The lawsuits allege, among other things, a breach of fiduciary duties to Barnes & Noble for the benefit of Leonard Riggio and seek damages and to enjoin or rescind the transaction. The Company believes that the acquisition of Babbage's Etc. is in the best interests of shareholders and that the allegations are without merit. The Company intends to vigorously defend its position.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the 13 weeks ended January 29, 2000.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------       -------------------------------------------------
              STOCKHOLDER MATTERS
              -------------------

Price Range of Common Stock

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BKS". The following table sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.


                                    Fiscal 1999                             Fiscal 1998
                            ----------------------------              -------------------------
                                High            Low                        High         Low
                            -----------    -------------              ------------    ---------

First Quarter                $40 1/4         25 13/16                   $39 13/16       30 1/4
Second Quarter                36 3/8         22 1/2                      48             31 15/16
Third Quarter                 27 1/2         20 1/16                     41 11/16       22 3/16
Fourth Quarter                25 3/8         18 1/2                      48             26 3/4

Approximate Number of
  Holders of Common Equity

                                   Approximate
                                    Number of
                                 Record Holders
                                     as of
Title of Class                    March 31, 2000
--------------                    --------------

Common stock, $0.001 par value          2,064

Dividends

         The terms of the Company's debt agreements prohibits payment of cash dividends. During fiscal 1999, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6.       SELECTED FINANCIAL DATA
-------       -----------------------

         The information included in the Company's Annual Report to Shareholders for the fiscal year ended January 29, 2000 (the Annual Report) under the section entitled "Selected Financial Data" is incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

         The information included in the Annual Report under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------       -------------------------------------------

         The information included in the Annual Report under the sections entitled: "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" are incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------       ------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

         None.


                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 29, 2000 (the "Proxy Statement").

         The information with respect to compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION
--------      ----------------------

         The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

         The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------      ---------------------------------------------------
              MANAGEMENT
              ----------

         The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      ----------------------------------------------

         The information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

                                     PART IV
                                     -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------      -------------------------------------------------------
              FORM 8-K
              --------

(a)  1.  Consolidated Financial Statements:

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

(b) The following reports on Form 8-K were filed during the Company's quarter ended January 29, 2000:

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

     3.  Exhibits:

         The following are filed as Exhibits to this form:

  Exhibit
    No.                               Description
    ---                               -----------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2 Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996. (2)

3.3     Amended and Restated By-laws of the Company. (1)

3.4     Amendment to the Company's By-laws adopted May 31, 1995. (3)

3.5 Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble, Inc. (4)

3.6 Certificate of Amendment of The Amended and Restated Certificate of Incorporation of Barnes & Noble, Inc., dated July 17, 1998 and filed July 17, 1998. (4)

4.1     Specimen Common Stock certificate. (1)

4.2 Rights Agreement, dated as of July 10, 1998, between Barnes & Noble, Inc. and The Bank of New York, as Rights Agent. (4)

10.1 Amended and Restated Credit Agreement, dated as of November 18, 1997 (the "Credit Agreement"), among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent (the "Agent") and the Banks party thereto. (5)

10.2    Amendment No. 2, dated as of October 21, 1999, to the Credit Agreement.
        (12)

10.3 Pledge and Security Agreement dated as of March 15, 1996 (the "Pledge Agreement"), among the Company, its subsidiaries and the Agent. (6)

10.4    Second Amendment dated as of October 27, 1999 to the Pledge Agreement.
        (12)

10.5 Amendment to the Pledge and Security Agreement dated as of November 18, 1997. (5)

10.6    1996 Incentive Plan, as amended. (10)

10.7    1991 Employee Incentive Plan. (1)

10.8    Extended Savings Plan. (1)

Exhibit
    No.                               Description
    ---                               -----------


10.9    Amendment to the Extended Savings Plan dated as of December 22, 1995.
        (6)

10.10 Amended and Restated Employees' Retirement Plan dated as of January 1, 1998. (5)

10.11 Amendment to the Amended and Restated Employees' Retirement Plan dated as of September 9,1999. (12)

10.12 Amendment to the Amended and Restated Employees' Retirement Plan dated as of March 1, 2000. (12)

10.13   Supplemental Compensation Plan. (7)

10.14 License Agreement for "Barnes & Noble" service mark, dated as of February 11, 1987. (1)

10.15 Consents to "Barnes & Noble" License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (6)

10.16 Employment Agreement between the Company and Mitchell S. Klipper, dated as of April 1, 1993 (the "Employment Agreement"). (8)

10.17   Amendment to the Employment Agreement dated as of April 1, 1998. (5)

10.18 Employment Agreement between the Company and Stephen Riggio, dated as of January 1, 2000. (12)

10.19 Formation Agreement dated November 12, 1998 among Barnes & Noble, Inc., B&N.com Holding Corp., barnesandnoble.com inc., B&N.com Member Corp., Bertelsmann AG and BOL.US Online, Inc. (9)

10.20 Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc (the "LLC Agreement") among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (9)

10.21   Amendment No. 1 to the LLC Agreement. (12)

10.22 Supply Agreement, dated as of October 31, 1998, between Barnes & Noble, Inc. and barnesandnoble.com llc. (10)

10.23 Purchase Agreement, dated as of October 6, 1999, among Barnes & Noble, Inc., Babbage's Etc. LLC and its owners. (11)

13.1 The sections of the Company's Annual Report entitled: "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "The Report of Independent Certified Public Accountants". (12)

21.1    List of subsidiaries. (12)

23.1    Consent of BDO Seidman, LLP. (12)

 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 27, 1996.

 (3) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 29, 1995.

 (4) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended August 1, 1998.

 (5) Previously filed as an exhibit to the Company's Form 10K for the fiscal year ended January 31, 1998.

 (6) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 27, 1996.

 (7) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995.

 (8) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-50548) and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1998.

(10) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 29, 2000.

(11) Previously filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1999.

(12)    Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
--------------------
(Registrant)



By: /s/Leonard Riggio               By: /s/Maureen O'Connell               By: /s/Michael Archbold
  -----------------------              ----------------------                 ------------------
Leonard Riggio, Chairman               Maureen O'Connell,                     Michael Archbold
of the Board and Chief                 Chief Financial Officer                Vice President, Treasurer
Executive Officer                      April 28, 2000                         (Chief Accounting
April 28, 2000                                                                 Officer)
                                                                               April 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                     Title                                                   Date
----                                     -----                                                   ----
/s/ Leonard Riggio                       Chairman of the Board and                               April 28, 2000
-----------------------------            Chief Executive Officer
Leonard Riggio

/s/ Stephen Riggio                       Vice Chairman                                           April 28, 2000
-----------------------------
Stephen Riggio

/s/ Michael N. Rosen                     Secretary and Director                                  April 28, 2000
-----------------------------
Michael N. Rosen

/s/ Matthew A. Berdon                    Director                                                April 28, 2000
-----------------------------
Matthew A. Berdon

/s/ Michael J. Del Giudice               Director                                                April 28, 2000
-----------------------------
Michael J. Del Giudice

/s/ William Dillard II                   Director                                                April 28, 2000
-----------------------------
William Dillard II

/s/ Irene R. Miller                      Director                                                April 28, 2000
-----------------------------
Irene R. Miller

/s/ Margaret T. Monaco                   Director                                                April 28, 2000
-----------------------------
Margaret T. Monaco

/s/ William Sheluck, Jr.                 Director                                                April 28, 2000
-----------------------------
William Sheluck, Jr.