Form 10-Q
period 2000-04-29
BARNES & NOBLE INC
filed 2000-06-13
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 29, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number: 1-12302
                                                 -------

                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                06-1196501
-------------------------------         ----------------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

     122 Fifth Avenue, New York, NY                         10011
----------------------------------------          ------------------------------
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

Number of shares of $.001 par value common stock outstanding as of May 31, 2000:
64,110,438.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                 April 29, 2000

                               Index to Form 10-Q





                                                                                                     Page No.
                                                                                                     --------

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations - For the 13 weeks ended April 29,
                2000 and May 1, 1999.....................................................               3

            Consolidated Balance Sheets - April 29, 2000, May 1, 1999 and January 29,
                2000.....................................................................               4

            Consolidated Statement of Changes in Shareholders' Equity - April 29, 2000...               6

            Consolidated Statements of Cash Flows - For the 13 weeks ended April 29,
                2000 and May 1, 1999.....................................................               7

            Notes to Consolidated Financial Statements...................................               8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................              12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................             N/A

PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.............................................              17

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

---------------------------------------------------------------------------------------
                                                                 13 weeks ended
                                                          -----------------------------
                                                          April 29, 2000   May 1, 1999
                                                          --------------   ------------
Sales                                                      $    894,256         718,336
Cost of sales and occupancy                                     654,167         525,965
                                                           ------------    ------------
    Gross profit                                                240,089         192,371
                                                           ------------    ------------
Selling and administrative expenses                             181,279         150,856
Depreciation and amortization                                    33,005          25,799
Pre-opening expenses                                              1,483             801
                                                           ------------    ------------
    Operating profit                                             24,322          14,915
Interest (net of interest income of $131 and $712,
    respectively) and amortization of deferred financing
    fees                                                         (9,773)         (4,742)
Equity in net loss of Barnes & Noble.com                        (17,598)        (11,544)
Other expense, net                                               (4,034)         (1,076)
                                                           ------------    ------------
       Loss before benefit for income taxes
          and cumulative effect of a change
          in accounting principle                                (7,083)         (2,447)
Benefit for income taxes                                         (2,939)         (1,003)
                                                           ------------    ------------
       Loss before cumulative effect of a change in
          accounting principle                                   (4,144)         (1,444)
Cumulative effect of a change in accounting principle,
    net of tax benefit of $3,125                                   --            (4,500)
                                                           ------------    ------------
         Net loss                                          $     (4,144)         (5,944)
                                                           ============    ============
Loss per common share
       Basic
       Loss before cumulative effect of a change in
          accounting principle                             $      (0.06)          (0.02)
       Cumulative effect of a change in accounting
          principle                                        $       --             (0.07)
         Net loss                                          $      (0.06)          (0.09)
       Diluted
       Loss before cumulative effect of a change in
          accounting principle                             $      (0.06)          (0.02)
       Cumulative effect of a change in accounting
          principle                                        $       --             (0.07)
         Net loss                                          $      (0.06)          (0.09)
Weighted average common shares outstanding
       Basic                                                 64,203,000      68,931,000
       Diluted                                               64,203,000      68,931,000

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)


                                                       April 29,     May 1,     January 29,
                                                         2000         1999         2000
                                                      ----------   ----------   ----------
                                                            (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                         $   18,947       15,815       24,247
    Receivables, net                                      58,421       43,226       58,240
    Merchandise inventories                            1,162,097      940,321    1,102,453
    Prepaid expenses and other current assets             49,898       74,731       56,579
                                                      ----------   ----------   ----------
      Total current assets                             1,289,363    1,074,093    1,241,519
                                                      ----------   ----------   ----------

Property and equipment:
    Land and land improvements                             3,247        3,247        3,247
    Buildings and leasehold improvements                 415,144      389,296      417,535
    Fixtures and equipment                               582,274      462,936      565,345
                                                      ----------   ----------   ----------
                                                       1,000,665      855,479      986,127

     Less accumulated depreciation and amortization      447,335      339,756      418,078
                                                      ----------   ----------   ----------
      Net property and equipment                         553,330      515,723      568,049
                                                      ----------   ----------   ----------

Intangible assets, net                                   299,386       86,166      298,011
Investment in Barnes & Noble.com                         222,933       70,763      240,531
Other noncurrent assets                                   62,354       50,646       65,681
                                                      ----------   ----------   ----------

    Total assets                                      $2,427,366    1,797,391    2,413,791
                                                      ==========   ==========   ==========

                                                                     (Continued)

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)


                                                                April 29,       May 1,      January 29,
                                                                  2000          1999          2000
                                                              -----------    -----------   -----------
                                                                      (unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                          $   589,835        439,520       599,376
    Accrued liabilities                                           221,132        225,076       323,475
                                                              -----------    -----------   -----------
       Total current liabilities                                  810,967        664,596       922,851
                                                              -----------    -----------   -----------

Long-term debt                                                    597,400        340,000       431,600
Deferred income taxes                                             121,249         32,449       125,006
Other long-term liabilities                                        90,484         78,108        87,974

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000
       shares authorized; 69,612,037, 69,092,730 and
       69,553,839 shares issued, respectively                          70             69            70
    Additional paid-in capital                                    655,510        532,910       654,584
     Accumulated other comprehensive loss                          (6,494)          --          (1,198)
    Retained earnings                                             275,557        149,259       279,701
Treasury stock, at cost, 5,504,700, 0 and 4,025,900 shares,
         respectively                                            (117,377)          --         (86,797)
                                                              -----------    -----------   -----------
       Total shareholders' equity                                 807,266        682,238       846,360
                                                              -----------    -----------   -----------

Commitments and contingencies                                        --             --            --
                                                              -----------    -----------   -----------

    Total liabilities and shareholders' equity                $ 2,427,366      1,797,391     2,413,791
                                                              ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                  (thousands of dollars, except per share data)
                                   (unaudited)



                                                              Accumulated
                                                 Additional      Other                     Treasury
                                      Common       Paid-In   Comprehensive   Retained      Stock at
                                      Stock        Capital      Losses       Earnings        Cost          Total
                                    ----------   ----------  -------------  ----------    ----------    ----------
Balance at January 29, 2000         $       70   $  654,584   $   (1,198)   $  279,701    $  (86,797)   $  846,360
                                    ----------   ----------   ----------    ----------    ----------    ----------

Net loss                                  --           --           --          (4,144)         --          (4,144)
Other comprehensive loss (net of
   deferred income tax benefit of
   $3,757)                                --           --         (5,296)         --            --          (5,296)
Exercise of 59,990 common stock
   options                                --            926         --            --            --             926
Treasury stock acquired,
  1,478,800 shares                        --           --           --            --         (30,580)      (30,580)
                                    ----------   ----------   ----------    ----------    ----------    ----------

 Balance at April 29, 2000          $       70   $  655,510   $   (6,494)   $  275,557    $ (117,377)   $  807,266
                                    ==========   ==========   ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                                                               13 weeks ended
                                                                                      --------------------------------
                                                                                      April 29, 2000     May 1, 1999
                                                                                      --------------    --------------

Cash flows from operating activities:
    Net loss                                                                          $       (4,144)           (5,944)
    Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                          33,313            25,892
       Loss on disposal of property and equipment                                                108               548
       Increase in other  long-term  liabilities  for scheduled  rent  increases in
          long-term leases                                                                     2,541             3,304
       Cumulative effect of change in accounting principle, net of tax                          --               4,500
       Other expense, net                                                                      4,034             1,076
       Equity in net loss of Barnes & Noble.com                                               17,598            11,544
       Changes in operating assets and liabilities, net                                     (165,059)         (113,407)
                                                                                      --------------    --------------
       Net cash flows from operating activities                                             (111,609)          (72,487)
                                                                                      --------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment                                                      (15,823)          (30,910)
    Purchase of investment in iUniverse.com                                                   (8,000)             --
    Net increase in other noncurrent assets                                                   (6,013)          (12,162)
                                                                                      --------------    --------------
       Net cash flows from investing activities                                              (29,836)          (43,072)
                                                                                      --------------    --------------

Cash flows from financing activities:
    Net increase in revolving credit facility                                                165,800            90,900
    Proceeds from exercise of common stock options including related tax benefits                925             9,393
    Purchase of treasury stock through repurchase program                                    (30,580)             --
                                                                                      --------------    --------------
       Net cash flows from financing activities                                              136,145           100,293
                                                                                      --------------    --------------

Net decrease in cash and cash equivalents                                                     (5,300)          (15,266)

Cash and cash equivalents at beginning of period                                              24,247            31,081
                                                                                      --------------    --------------

Cash and cash equivalents at end of period                                            $       18,947            15,815
                                                                                      ==============    ==============

Changes in operating assets and liabilities, net:
    Receivables, net                                                                  $         (181)           14,297
    Merchandise inventories                                                                  (59,644)            4,752
    Prepaid expenses and other current assets                                                  6,681           (27,722)
    Accounts payable and accrued liabilities                                                (111,915)         (104,734)
                                                                                      --------------    --------------

       Changes in operating assets and liabilities, net                               $     (165,059)         (113,407)
                                                                                      ==============    ==============

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                       $        4,590             5,091
       Income taxes                                                                   $       36,632            28,450

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the 13 weeks ended April 29, 2000 and May 1, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of April 29, 2000 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 29, 2000 (fiscal 1999). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 29, 2000 are not indicative of the results to be expected for the 52 weeks ending February 3, 2001.

(1) Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 83%, 86% and 83% of the Company's merchandise inventories as of April 29, 2000, May 1, 1999 and January 29, 2000, respectively. Merchandise inventories of Babbage's Etc. LLC (Babbage's Etc.), which represent approximately 7% of merchandise inventories as of April 29, 2000, are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of April 29, 2000, May 1, 1999 and January 29, 2000.

(2) Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3) Income Taxes

         The tax provisions for the periods ended April 29, 2000 and May 1, 1999 are based upon management's estimate of the Company's annualized effective tax rate.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the 13 weeks ended April 29, 2000 and May 1, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)


(4) Comprehensive Earnings

         In the second quarter of 1999, as a result of the Company's investment activities, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive earnings and its components in the financial statements. Comprehensive earnings are net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such item currently applicable to the Company is the unrealized loss on available-for-sale securities, as follows:

                                                                                            13 weeks ended
                                                                                   --------------------------------
                                                                                   April 29, 2000     May 1, 1999
                                                                                   --------------    --------------
Net loss                                                                           $       (4,144)           (5,944)
Other comprehensive loss:
    Unrealized loss on available-for-sale securities, net of deferred income tax
        benefit of $3,757 and $0, respectively                                             (5,296)             --
                                                                                   --------------    --------------

Total comprehensive loss                                                           $       (9,440)           (5,944)
                                                                                   ==============    ==============


(5) Other Expense

         The following table sets forth the components of other expense, in thousands of dollars:

                                                                                            13 weeks ended
                                                                                   --------------------------------
                                                                                   April 29, 2000     May 1, 1999
                                                                                   --------------    --------------

Equity in net losses of Chapters LLC (a)                                           $         --                (101)
Equity in net losses of iUniverse.com (b)                                                 (2,534)                --
Equity in net losses of Calendar Club LLC (c)                                             (1,500)              (975)
                                                                                   --------------    --------------

Total other expense                                                                $       (4,034)           (1,076)
                                                                                   ==============    ==============

    (a) During fiscal 1999, the Company sold a portion of its investment in Chapters LLC (Chapters). Prior to this transaction, the Company accounted for its investment in Chapters under the equity method.

    (b) During 1999, the Company acquired a 41 percent interest in iUniverse.com for $20,000. In the first quarter of fiscal 2000, the Company invested an additional $8,000 in iUniverse.com thereby increasing its percentage ownership interest to 49 percent. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

    (c) The Company's 50 percent interest in Calendar Club LLC is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the 13 weeks ended April 29, 2000 and May 1, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)

(6) Segment Information

         Historically, the Company operated as a single segment. As a result of the acquisition of Babbage's Etc. in 1999, the Company is currently operating under two segments and accordingly, is required to disclose information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The Company's reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video game and entertainment software stores.

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. Barnes & Noble evaluates the performance of its segments and allocates resources to them based on operating profit.

         Segment information for the 13 weeks ended April 29, 2000 and May 1, 1999 follows:

                          Sales                                                    April 29, 2000      May 1, 1999
--------------------------------------------------------------------------------   --------------   --------------

Bookstores                                                                         $      774,253          718,336
Video game and entertainment software stores                                              120,003             --
                                                                                   --------------   --------------
     Total                                                                         $      894,256          718,336
                                                                                   ==============   ==============


                     Operating income                                              April 29, 2000      May 1, 1999
--------------------------------------------------------------------------------   --------------   --------------

Bookstores                                                                         $       23,625           14,915
Video game and entertainment software stores                                                  697             --
                                                                                   --------------   --------------
     Total                                                                         $       24,322           14,915
                                                                                   ==============   ==============

         A reconciliation of operating profit reported by reportable segments to earnings before income taxes, extraordinary charge and cumulative effect of a change in accounting principle in the consolidated financial statements for the 13 weeks ended April 29, 2000 and May 1, 1999 is as follows:

                                                                                           April 29, 2000     May 1, 1999
                                                                                           --------------    --------------
Reportable segments operating profit                                                       $       24,322            14,915
Interest, net                                                                                      (9,773)           (4,742)
Equity in net loss of Barnes & Noble.com                                                          (17,598)          (11,544)
Other expense                                                                                      (4,034)           (1,076)
                                                                                           --------------    --------------
Consolidated loss before income taxes and cumulative effect of a
change in accounting principle                                                             $       (7,083)           (2,447)
                                                                                           ==============    ==============

(7) Subsequent Event

Funco, Inc.

         As previously announced, Barnes & Noble entered into a merger agreement dated as of May 4, 2000 to acquire Funco, Inc., a Minneapolis-based electronic games retailer, for approximately $161.5 million. Hart-Scott-Rodino Antitrust Improvements Act of 1976 clearance has been received and the acquisition is expected to be completed in June 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $18.9 million as of April 29, 2000 compared with $15.8 million as of May 1, 1999. During the 13 weeks ended April 29, 2000, retail earnings before interest, taxes, depreciation and amortization (EBITDA) increased $16.6 million to $57.3 million from $40.7 million during the comparable prior year period, reflecting higher sales levels and improving expense leverage.

Merchandise inventories increased to $1,162.1 million as of April 29, 2000, compared with $940.3 million as of May 1, 1999, partially due to the inclusion of Babbage's Etc.'s inventory. The increase supported the Company's 7.8% book sales growth, the opening of 38 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 in-stock titles available for shipping within 24 hours to both online customers and the retail store network.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $15.8 million and $30.9 million during the 13 weeks ended April 29, 2000 and May 1, 1999, respectively.

The ratio of debt to equity increased to 0.74:1.00 as of April 29, 2000, compared with 0.50:1.00 as of May 1, 1999, primarily attributable to the higher debt levels resulting from the execution of the Company's strategic initiatives.

Total debt increased 75.7% to $597.4 million as of April 29, 2000 from $340.0 million as of May 1, 1999. Average borrowings under the Company's senior credit facility were $584.3 million and $328.7 million during the 13 weeks ended April 29, 2000 and May 1, 1999, respectively, and peaked at $627.6 million and $377.6 million during the same periods. The increase in the senior credit facility and average borrowings were primarily attributable to the funding of the Babbage's Etc. acquisition as well as the execution of the common stock repurchase program. As of April 29, 2000, the Company has repurchased 5,504,700 shares at a cost of approximately $117.4 million under this program. The repurchased shares are held in treasury.

Based upon the Company's current operating levels, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 13-week periods ended April 29, 2000 and May 1, 1999.

Year 2000

         The Company completed its Year 2000 compliance plan during 1999. The total costs incurred to implement the plan were approximately $4.3 million. The conversion to the Year 2000 occurred without any disruptions to the Company's critical business systems either internally or from outside sources. The Company has no reason to believe that Year 2000 failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or third party vendors, suppliers or service providers may have encountered Year 2000 problems, no assurances can be given that the Company will not experience disruptions as a result of Year 2000 compliance failures. The Company will continue to monitor Year 2000 exposures both internally and with its vendors, suppliers and service providers. Such monitoring will be ongoing and encompassed in normal operations. Associated costs are not expected to be significant.


Results of Operations

13 weeks ended April 29, 2000 compared with the 13 weeks ended May 1, 1999

Sales

During the 13 weeks ended April 29, 2000, the Company's sales grew 24.5% to $894.3 million from $718.3 million during the 13 weeks ended May 1, 1999. Contributing to this improvement was a 16.7% increase attributable to the inclusion of Babbage's Etc.'s sales for the first quarter of 2000. Babbage's Etc., one of the nation's largest operators of video game and entertainment software stores, was acquired by the Company on October 28, 1999. During the first quarter, Barnes & Noble "super" store sales rose 11.5% to $693 million from $621 million during the same period a year ago and accounted for 77.4% of total Company sales or 89.4% of total bookstore sales.

During the first quarter, the 11.5% increase in Barnes & Noble bookstore sales was primarily attributable to a same store sales gain of 6.7% coupled with 38 new stores opened since May 1, 1999 which contributed a 7.9% increase in square footage. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 95.2% as of April 29, 2000 compared with 88.3% as of May 1, 1999.

During the first quarter, B. Dalton sales declined 15.9% and represented 8.9% of total Company sales. The decrease was primarily a result of 77 store closings and a 15.3% reduction in its square footage since May 1, 1999. In addition, B. Dalton's same store sales declined 2.5% during the first quarter.

During the first quarter, the Company opened three Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble bookstores to 544 with
12.7 million square feet. The Company closed 11 B. Dalton stores, ending the period with 389 B. Dalton stores and 1.5 million square feet. The Company opened nine Babbage's Etc. stores and closed three, bringing its total to 532 video game and entertainment software stores with 0.8 million square feet. As of April 29, 2000 the Company operated 1,465 stores in fifty states, the District of Columbia and Puerto Rico.

Cost of Sales and Occupancy

During the 13 weeks ended April 29, 2000, cost of sales and occupancy increased $128 million, or 24.4%, to $654 million from $526 million during the 13 weeks ended May 1, 1999 primarily due to the inclusion of Babbage's Etc.'s cost of sales and occupancy in the first quarter of fiscal 2000. As a percentage of sales, cost of sales and occupancy was 73.2%, unchanged from the same period one year ago.

Selling and Administrative Expenses

Selling and administrative expenses increased $30.4 million to $181.3 million during the 13 weeks ended April 29, 2000 from $150.9 million during the 13 weeks ended May 1, 1999 primarily due to the inclusion of Babbage's Etc.'s selling and administrative expenses in the first quarter of fiscal 2000. During the first quarter, selling and administrative expenses decreased as a percentage of sales to 20.3% from 21.0% during the prior year period.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $7.2 million, or 27.9%, to $33.0 million from $25.8 million during the same period last year. The increase was primarily the result of the depreciation on the 38 new Barnes & Noble stores opened since May 1, 1999, the depreciation on the BookMaster system and the inclusion of Babbage's Etc.'s first quarter depreciation and amortization.

Pre-opening Expenses

Pre-opening expenses increased $0.7 million, or 85.1%, to $1.5 million during the 13 weeks ended April 29, 2000 from $0.8 million for the 13 weeks ended May 1, 1999.

Operating Profit

The Company's consolidated operating profit increased to $24.3 million during the 13 weeks ended April 29, 2000 from $14.9 million during the 13 weeks ended May 1, 1999.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased to $9.8 million during the 13 weeks ended April 29, 2000 from $4.7 million during the 13 weeks ended May 1, 1999. This increase was primarily the result of increased borrowings under the Company's revolving credit facility used to fund the Company's acquisition of Babbage's Etc. and the common stock repurchase program.

Other Expense

Other expense increased to $4.0 million in the first quarter of 2000 from $1.1 million for the same period in the prior year as a result of increased equity losses from the Company's investments.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended April 29, 2000 was $2.9 million compared with $1.0 million during the 13 weeks ended May 1, 1999. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate was 41.5% for the first quarter of 2000, compared to 41.0% for the first quarter of 1999.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($4.1) million (or ($0.06) per share) during the 13 weeks ended April 29, 2000, compared with a net loss of ($5.9) million (or ($0.09) per share) during the 13 weeks ended May 1, 1999. Components of earnings per share are as follows:

                                                                      13 weeks ended
                                                             --------------------------------
                                                             April 29, 2000      May 1, 1999
                                                             --------------    --------------
Retail Earnings Per Share
         Bookstores                                          $         0.16              0.09
         Video game and entertainment software stores                 (0.02)             --
                                                             --------------    --------------
Retail EPS                                                   $         0.14              0.09

EPS Impact of Investing Activities
         Non-Cash
         Share of net losses of Barnes & Noble.com           $        (0.16)            (0.10)
         Share of net losses from other equity investments            (0.04)            (0.01)
                                                             --------------    --------------
Total Investing Activities                                   $        (0.20)            (0.11)

Other Adjustments
         Change in accounting for pre-opening costs          $         --               (0.07)
                                                             --------------    --------------
Total Other Adjustments                                      $         --               (0.07)
                                                             --------------    --------------
Consolidated EPS                                             $        (0.06)            (0.09)
                                                             ==============    ==============

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with Year 2000 compliance by the Company or its service or supply providers, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company's online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company's strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company's control. In addition, the video game market has historically been cyclical in nature and dependent upon the introduction of new generation systems and related interactive software. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

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




BARNES & NOBLE, INC.
--------------------
(Registrant)

By: /s/ Maureen O'Connell                          By: /s/ Michael Archbold
   ----------------------                             ---------------------
Maureen O'Connell                                  Michael Archbold
Chief Financial Officer                            Vice President, Chief
                                                   Financial Officer of Retail

June 13, 2000