Form 10-Q
period 2000-07-29
BARNES & NOBLE INC
filed 2000-09-08
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 29, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission File Number: 1-12302

                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        Delaware                                                              06-1196501
----------------------------------------------------------         -----------------------------------------------------------------
             (State or Other Jurisdiction of                                               (I.R.S. Employer
             Incorporation or Organization)                                               Identification No.)

             122 Fifth Avenue, New York, NY                                                      10011
----------------------------------------------------------         -----------------------------------------------------------------
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

Number of shares of $.001 par value common stock outstanding as of August 31, 2000: 64,203,210.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                  July 29, 2000

                               Index to Form 10-Q

                                                                                                               Page No.
                                                                                                               --------
PART I -                FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Statements of Operations - For the 13 weeks and the 26 weeks
                            ended July 29, 2000 and July 31, 1999....................................               3

                        Consolidated Balance Sheets - July 29, 2000, July 31, 1999 and January 29,
                            2000.....................................................................               4

                        Consolidated Statement of Changes in Shareholders' Equity - July 29,
                            2000.....................................................................               6

                        Consolidated Statements of Cash Flows - For the 26 weeks ended July 29, 2000
                            and July 31, 1999........................................................               7

                        Notes to Consolidated Financial Statements...................................               8

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of
                            Operations...............................................................              13

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                                N/A

PART II -               OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders..........................              22

Item 5.                 Other Information............................................................              23

Item 6.                 Exhibits and Reports on Form 8-K.............................................              23

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

                                                                       13 weeks ended                        26 weeks ended
                                                              -------------------------------       -------------------------------
                                                              July 29, 2000     July 31, 1999      July 29, 2000       July 31, 1999
                                                              ------------       ------------       ------------       ------------
Sales                                                         $    924,330            727,165          1,818,586          1,445,501
Cost of sales and occupancy                                        676,263            527,890          1,330,430          1,053,855
                                                              ------------       ------------       ------------       ------------
      Gross profit                                                 248,067            199,275            488,156            391,646
                                                              ------------       ------------       ------------       ------------
Selling and administrative expenses                                190,712            149,749            371,991            300,605
Depreciation and amortization                                       34,562             26,594             67,567             52,393
Pre-opening expenses                                                 1,848              1,525              3,331              2,326
                                                              ------------       ------------       ------------       ------------
      Operating profit                                              20,945             21,407             45,267             36,322
Interest (net of interest income of $245, $293, $376
   and $1,005, respectively) and amortization of
   deferred financing fees                                         (13,283)            (5,005)           (23,056)            (9,747)
Equity in net loss of Barnes & Noble.com                           (17,940)            (6,532)           (35,538)           (18,076)
Gain on formation of Barnes & Noble.com                               --               25,000               --               25,000

Other income (expense), net                                         (4,502)             5,033             (8,536)             3,957
                                                              ------------       ------------       ------------       ------------
     Earnings (loss) before income taxes and
         cumulative effect of a change in accounting
         principle                                                 (14,780)            39,903            (21,863)            37,456
Income tax provision (benefit)                                      (6,134)            16,360             (9,073)            15,357
                                                              ------------       ------------       ------------       ------------
     Earnings (loss) before cumulative effect of a
         change in accounting principle                             (8,646)            23,543            (12,790)            22,099
Cumulative effect of a change in accounting
   principle, net of tax benefits of $3,125                           --                 --                 --               (4,500)

                                                              ------------       ------------       ------------       ------------
      Net earnings (loss)                                          $(8,646)            23,543            (12,790)            17,599

                                                              ============       ============       ============       ============
Earnings (loss) per common share
       Basic
       Earnings (loss) before cumulative effect of a
          change in accounting principle                      $      (0.13)              0.34              (0.20)              0.32

       Cumulative effect of a change in accounting
          principle, net of tax benefits                      $       --                 --                 --                (0.07)
         Net earnings (loss)                                  $      (0.13)              0.34              (0.20)              0.25
       Diluted
       Earnings (loss) before cumulative effect of a
          change in accounting principle                      $      (0.13)              0.33              (0.20)              0.31
       Cumulative effect of a change in accounting
          principle, net of tax benefits                      $       --                 --                 --                (0.06)
         Net earnings (loss)                                  $      (0.13)              0.33              (0.20)              0.25
Weighted average common shares outstanding
       Basic                                                    64,126,000         69,356,000         64,165,000         69,143,000
       Diluted                                                  64,126,000         71,826,000         64,165,000         71,928,000

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                               July 29,            July 31,           January 29,
                                                                 2000                1999                2000
                                                              ----------          ----------          ----------
                                                                        (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                                 $   33,294               9,558              24,247
    Receivables, net                                              68,950              54,069              58,240
    Merchandise inventories                                    1,121,094             913,617           1,102,453
    Prepaid expenses and other current assets                     70,046              76,543              56,579
                                                              ----------          ----------          ----------
      Total current assets                                     1,293,384           1,053,787           1,241,519
                                                              ----------          ----------          ----------

Property and equipment:
    Land and land improvements                                     3,247               3,247               3,247
    Buildings and leasehold improvements                         434,381             394,192             417,535
    Fixtures and equipment                                       625,523             489,763             565,345
                                                              ----------          ----------          ----------
                                                               1,063,151             887,202             986,127
      Less accumulated depreciation and amortization             492,632             357,513             418,078
                                                              ----------          ----------          ----------
             Net property and equipment                          570,519             529,689             568,049
                                                              ----------          ----------          ----------

Intangible assets, net                                           423,794              85,364             298,011
Investment in Barnes & Noble.com                                 204,993             264,502             240,531
Other noncurrent assets                                           61,117              48,791              65,681
                                                              ----------          ----------          ----------

      Total assets                                            $2,553,807           1,982,133           2,413,791
                                                              ==========          ==========          ==========

                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                                                     July 29,          July 31,        January 29,
                                                                                      2000               1999             2000
                                                                                   -----------       -----------      -----------
                                                                                              (unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $   578,193           394,403          599,376
    Accrued liabilities                                                                214,431           210,376          323,475
                                                                                   -----------       -----------      -----------
       Total current liabilities                                                       792,624           604,779          922,851
                                                                                   -----------       -----------      -----------

Long-term debt                                                                         745,000           347,400          431,600
Deferred income taxes                                                                  122,220           119,898          125,006
Other long-term liabilities                                                             92,522            80,662           87,974

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000 shares authorized; 69,696,902,
         69,390,807 and 69,553,839 shares issued, respectively                              70                69               70
    Additional paid-in capital                                                         656,963           651,918          654,584
    Accumulated other comprehensive earnings                                            (5,126)            4,605           (1,198)
    Retained earnings                                                                  266,911           172,802          279,701
    Treasury stock, at cost, 5,504,700, 0 and 4,025,900
         shares, respectively                                                         (117,377)             --            (86,797)
                                                                                   -----------       -----------      -----------
       Total shareholders' equity                                                      801,441           829,394          846,360
                                                                                   -----------       -----------      -----------

Commitments and contingencies                                                             --                --               --
                                                                                   -----------       -----------      -----------

       Total liabilities and shareholders' equity                                  $ 2,553,807         1,982,133        2,413,791
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

                                                                          Accumulated
                                                           Additional       Other                        Treasury
                                              Common        Paid-In     Comprehensive     Retained        Stock at
                                              Stock         Capital         Losses        Earnings          Cost            Total
                                            ---------      ---------      ---------       ---------       ---------       ---------
Balance at January 29, 2000                 $      70      $ 654,584      $  (1,198)      $ 279,701       $ (86,797)      $ 846,360
                                            ---------      ---------      ---------       ---------       ---------       ---------

Net loss                                         --             --             --           (12,790)           --           (12,790)
Other comprehensive loss (net
  of deferred income tax
  benefit of $2,673)                             --             --           (3,928)           --              --            (3,928)
Exercise of  143,063 common
  stock options                                  --            2,379           --              --              --             2,379
Treasury stock acquired,
  1,478,800 shares                               --             --             --              --           (30,580)        (30,580)
                                            ---------      ---------      ---------       ---------       ---------       ---------

Balance at July 29, 2000                    $      70      $ 656,963      $  (5,126)      $ 266,911       $(117,377)      $ 801,441
                                            =========      =========      =========       =========       =========       =========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  (thousands of dollars, except per share data)
                                   (unaudited)

                                                                                                             26 weeks ended
                                                                                                      ----------------------------
                                                                                                    July 29, 2000      July 31, 1999
                                                                                                      ---------          ---------
Cash flows from operating activities:
    Net earnings (loss)                                                                               $ (12,790)            17,599
    Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
    Depreciation and amortization                                                                        68,067             52,580
    Loss on disposal of property and equipment                                                              874              3,334
    Increase in other long-term liabilities for scheduled rent increases in long-term leases              5,092              6,843
    Cumulative effect of change in accounting principle, net of taxes                                      --                4,500
    Other (income) expense, net                                                                           8,536             (3,957)
    Gain on the formation of Barnes & Noble.com                                                            --              (25,000)
    Equity in net loss of Barnes & Noble.com                                                             35,538             18,076
    Changes in operating assets and liabilities, net                                                   (167,851)          (160,159)
                                                                                                      ---------          ---------
         Net cash flows from operating activities                                                       (62,534)           (86,184)
                                                                                                      ---------          ---------
Cash flows from investing activities:
    Acquisition of consolidated subsidiary, net of cash received                                       (148,492)              --
    Purchases of property and equipment                                                                 (52,754)           (73,455)
    Investment in iUniverse.com                                                                          (8,000)           (10,142)
    Proceeds from the partial sale of Chapters Inc.                                                        --               21,558
    Proceeds from the formation of Barnes & Noble.com                                                      --               25,000
    Net increase in other noncurrent assets                                                              (4,372)            (8,843)
                                                                                                      ---------          ---------
         Net cash flows from investing activities                                                      (213,618)           (45,882)
                                                                                                      ---------          ---------
Cash flows from financing activities:
    Net increase in revolving credit facility                                                           313,400             98,300
    Proceeds from exercise of common stock options, including related tax benefits                        2,379             12,243
    Purchase of treasury stock through repurchase program                                               (30,580)              --
                                                                                                      ---------          ---------
         Net cash flows from financing activities                                                       285,199            110,543
                                                                                                      ---------          ---------
Net increase (decrease) in cash and cash equivalents                                                      9,047            (21,523)
Cash and cash equivalents at beginning of period                                                         24,247             31,081
                                                                                                      ---------          ---------
Cash and cash equivalents at end of period                                                            $  33,294              9,558
                                                                                                      =========          =========
Changes in operating assets and liabilities, net:
    Receivables, net                                                                                  $ (14,444)             3,454
    Merchandise inventories                                                                              10,021             31,456
    Prepaid expenses and other current assets                                                            (1,009)           (29,534)
    Accounts payable and accrued liabilities                                                           (162,419)          (165,535)
                                                                                                      ---------          ---------
         Changes in operating assets and liabilities, net                                             $(167,851)          (160,159)
                                                                                                      =========          =========
Supplemental cash flow information:
    Cash paid during the period for:
         Interest                                                                                     $  14,970              9,758
         Income taxes                                                                                 $  58,118             43,079
Supplemental disclosure of subsidiary acquired:
    Assets acquired                                                                                   $ 180,140
    Liabilities assumed                                                                                  31,648
                                                                                                      ---------
         Cash paid                                                                                    $ 148,492
                                                                                                      =========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 26 weeks ended July 29, 2000 and July 31, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)

         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 29, 2000 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 29, 2000 (fiscal 1999). The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 29, 2000 are not indicative of the results to be expected for the 53 weeks ending February 3, 2001.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 84%, 86% and 83% of the Company's merchandise inventories as of July 29, 2000, July 31, 1999 and January 29, 2000, respectively. Merchandise inventories of Babbage's Etc. LLC (Babbage's Etc.), which represent approximately 7% of merchandise inventories as of July 29, 2000, are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of July 29, 2000, July 31, 1999 and January 29, 2000.

(2)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)      Income Taxes

         The tax provisions for the 26 weeks ended July 29, 2000 and July 31, 1999 are based upon management's estimate of the Company's annualized effective tax rate.

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the 26 weeks ended July 29, 2000 and July 31, 1999
                (thousands of dollars, except per share data)
                                 (unaudited)

(4)      Comprehensive Earnings

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive earnings and its components in the financial statements. Comprehensive earnings are net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such item currently applicable to the Company is the unrealized loss on available-for-sale securities, as follows:

                                                        13 weeks ended                             26 weeks ended
                                                 -----------------------------             -----------------------------
                                               July 29, 2000       July 31, 1999        July 29, 2000         July 31, 1999
                                                 --------             --------             --------             --------
Net earnings (loss)                              $ (8,646)            $ 23,543             $(12,790)            $ 17,599
Other comprehensive earnings (loss):
    Unrealized gain (loss) on
    available-for-sale securities,
    net of deferred income tax
    (benefit) of $971, $3,335,
    ($2,786) and $3,335, respectively               1,368                4,605               (3,928)               4,605
                                                 --------             --------             --------             --------

Comprehensive earnings (loss)                    $ (7,278)            $ 28,148             $(16,718)            $ 22,204
                                                 ========             ========             ========             ========

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the 26 weeks ended July 29, 2000 and July 31, 1999
                (thousands of dollars, except per share data)
                                 (unaudited)

(5) Other Income (Expense)

     The following table sets forth the components of other income (expense), in thousands of dollars:

                                                         13 weeks ended                  26 weeks ended
                                                     -----------------------         -----------------------
                                                  July 29, 2000    July 31, 1999  July 29, 2000   July 31, 1999
                                                     -------         -------         -------         -------
Gain on partial sale of Chapters Inc. (a)            $  --            10,975            --            10,975
Equity in net losses of Chapters Inc. (a)               --              --              --              (100)
Equity in net losses of iUniverse.com (b)             (3,000)           --            (5,534)           --
Equity in net losses of Calendar Club LLC (c)         (1,502)           (942)         (3,002)         (1,918)
Termination of planned acquisition of Ingram
     Book Group (d)                                     --            (5,000)           --            (5,000)
                                                     -------         -------         -------         -------

Total other income (expense)                         $(4,502)          5,033          (8,536)          3,957
                                                     =======         =======         =======         =======

    (a) During fiscal 1999, the Company sold a portion of its investment in Chapters Inc. (Chapters) resulting in a pre-tax gain of $10,975. Prior to this transaction, the Company accounted for its investment in Chapters under the equity method.
    (b) During 1999, the Company acquired a 41 percent interest in iUniverse.com for $20,000. In the first quarter of fiscal 2000, the Company invested an additional $8,000 in iUniverse.com thereby increasing its percentage ownership interest to 49 percent. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.
    (c) The Company's 50 percent interest in Calendar Club LLC is being accounted for under the equity method and is reflected as a component of other noncurrent assets.
    (d) In 1999, the Company and Ingram Book Group (Ingram) announced their agreement to terminate the Company's planned acquisition of Ingram. As a result, other income reflects a one-time charge of $5,000 for acquisition related costs.

(6) Acquisition of Funco, Inc.

         In the second quarter of fiscal 2000, the Company acquired all of the outstanding shares of Funco, Inc., a Minneapolis-based electronic games retailer, through a successful tender offer and follow-up merger for $24.75 per share or approximately $159.2 million (excluding acquisition related costs). The acquisition was accounted for by the purchase method of accounting and accordingly, the Company's consolidated balance sheet reflects the acquisition. The excess of purchase price over the net assets acquired, in the amount of approximately $127 million, has been recorded as goodwill and is being amortized using the straight-line method over an estimated useful life of 30 years. The acquisition is included in the results of operations as of June 15, 2000, for the second quarter ended July 29, 2000. The pro forma effect assuming the acquisition of Funco, Inc. at the beginning of fiscal 1999 and fiscal 2000 is not material.

                    BARNES & NOBLE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the 26 weeks ended July 29, 2000 and July 31, 1999
                (thousands of dollars, except per share data)
                                 (unaudited)

(7) Segment Information

         Historically, the Company operated as a single segment. As a result of the acquisitions of Babbage's Etc. in 1999 and Funco, Inc. in 2000, the Company is currently operating under two segments and accordingly, is required to disclose information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video game and entertainment software stores.

Bookstores

         This segment includes 551 book "super" stores operated under the Barnes & Noble Booksellers, Bookstop and Bookstar names and 379 small format mall-based stores operated under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore names.

Video Game and Entertainment Software Stores

         This segment includes 545 video game and entertainment software stores operated under the Babbage's, Software Etc. and GameStop names, 407 stores under the FuncoLand name, and Web sites, gamestop.com and funcoland.com (collectively, Video Game & Entertainment Software).

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. Barnes & Noble evaluates the performance of its segments and allocates resources to them based on operating profit.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 26 weeks ended July 29, 2000 and July 31, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)

         Segment information for the 13 weeks and 26 weeks ended July 29, 2000 and July 31, 1999 follows:

                                                          13 weeks ended                           26 weeks ended
-------------------------------------            ------------------------------            ------------------------------
                Sales                         July 29, 2000        July 31, 1999        July 29, 2000        July 31, 1999
-------------------------------------            ---------            ---------            ---------            ---------
Bookstores                                       $ 797,008              727,165            1,571,261            1,445,501
Video game and entertainment software
     stores                                        127,322                 --                247,325                 --
                                                 ---------            ---------            ---------            ---------
     Total                                       $ 924,330              727,165            1,818,586            1,445,501
                                                 =========            =========            =========            =========

                                                         13 weeks ended                               26 weeks ended
-------------------------------------            ----------------------------------            -----------------------------
Operating profit (loss)                       July 29, 2000          July 31, 1999         July 29, 2000        July 31, 1999
-------------------------------------            --------             -------------            --------             --------
Bookstores                                       $ 28,425                    21,407              52,050               36,322
Video game and entertainment software
     stores                                        (7,480)                     --                (6,783)                --

                                                 --------             -------------            --------             --------
     Total                                       $ 20,945                    21,407              45,267               36,322
                                                 ========             =============            ========             ========

         A reconciliation of operating profit (loss) reported by reportable segments to earnings before income taxes, extraordinary charge and cumulative effect of a change in accounting principle in the consolidated financial statements for the 13 weeks and 26 weeks ended July 29, 2000 and July 31, 1999 is as follows:

                                                         13 weeks ended                            26 weeks ended
                                                 -----------------------------             -----------------------------
                                               July 29, 2000        July 31, 1999       July 29, 2000         July 31, 1999
                                                 --------             --------             --------             --------
Reportable segments operating profit             $ 20,945               21,407               45,267               36,322
Interest, net                                     (13,283)              (5,005)             (23,056)              (9,747)
Equity in net loss of Barnes &
     Noble.com                                    (17,940)              (6,532)             (35,538)             (18,076)
Gain on formation of Barnes &
     Noble.com                                       --                 25,000                 --                 25,000
Other income (expense)                             (4,502)               5,033               (8,536)               3,957
                                                 --------             --------             --------             --------
Consolidated earnings (loss) before
     income taxes and cumulative
     effect of a change in accounting
     principle                                   $(14,780)              39,903              (21,863)              37,456
                                                 ========             ========             ========             ========

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

Funco, Inc.

In the second quarter of fiscal 2000, the Company acquired all of the outstanding shares of Funco, Inc., a Minneapolis-based electronic games retailer, through a successful tender offer and follow-up merger for $24.75 per share or approximately $159.2 million (excluding acquisition related costs). The acquisition was accounted for by the purchase method of accounting and accordingly, the Company's consolidated balance sheet reflects the acquisition. The excess of purchase price over the net assets acquired, in the amount of approximately $127 million, has been recorded as goodwill and is being amortized using the straight-line method over an estimated useful life of 30 years. The acquisition is included in the results of operations as of June 15, 2000, for the second quarter ended July 29, 2000. The pro forma effect assuming the acquisition of Funco, Inc. at the beginning of fiscal 1999 and fiscal 2000 is not material.

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents as of July 29, 2000 were $33.3 million compared with $9.6 million as of July 31, 1999. During the first half of fiscal 2000, retail earnings before interest, taxes, depreciation and amortization (EBITDA) increased $24.1 million to $112.8 million from $88.7 million during the comparable prior year period, reflecting higher sales levels and improving expense leverage.

Merchandise inventories increased to $1,121.1 million as of July 29, 2000, from $913.6 million as of July 31, 1999, primarily due to the inclusion of Babbage's Etc. and Funco, Inc. (Video Game & Entertainment Software) inventory. The increase in book inventory supported the Company's 9.6% book sales growth, the opening of 37 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 in-stock titles available for shipping within 24 hours to both online customers and the retail store network.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $52.8 million and $73.5 million during the 26 weeks ended July 29, 2000 and July 31, 1999, respectively.

Total debt increased 114.5% to $745.0 million as of July 29, 2000 from $347.4 million as of July 31, 1999. Average borrowings under the Company's senior credit facility were $642.6 million and $338.4 million during the 26 weeks ended July 29, 2000 and July 31, 1999, respectively, and peaked at $785.0 million and $410.6 million during the same periods. The increase in the senior credit facility and average borrowings were primarily attributable to the funding of the Video Game & Entertainment Software acquisitions as well as the execution of the common stock repurchase program. As of July 29, 2000, the Company repurchased 5,504,700 shares at a cost of approximately $117.4 million under this program. The repurchased shares are held in treasury. As a result of the above transactions, the ratio of debt to equity increased to 0.93:1.00 as of July 29, 2000, compared with 0.42:1.00 as of July 31, 1999.

Based upon the Company's current operating levels, management believes net cash flows from operating activities and the capacity under its existing senior credit facility will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 26-week periods ended July 29, 2000 and July 31, 1999.

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

Results of Operations

13 weeks ended July 29, 2000 and July 31, 1999

Sales

During the 13 weeks ended July 29, 2000, the Company's sales grew 27.1% to $924.3 million from $727.2 million during the 13 weeks ended July 31, 1999. Contributing to this improvement was a 17.5% increase attributable to the inclusion of Video Game & Entertainment Software sales of $127.3 million for the second quarter of 2000. During the second quarter, Barnes & Noble "super" store sales rose 12.6% to $713.5 million from $633.5 million during the same period a year ago and accounted for 77.2% of total Company sales or 89.5% of total bookstore sales.

During the second quarter, the 12.6% increase in Barnes & Noble bookstore sales was primarily attributable to a same store sales gain of 6.6% coupled with 37 new stores opened since July 31, 1999 which contributed a 7.4% increase in square footage. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 94.4% as of July 29, 2000 compared with 90.0% as of July 31, 1999.

During the second quarter, B. Dalton sales declined 10.4% and represented 8.8% of total Company sales. The decrease was primarily a result of 69 store closings and a 14.7% reduction in its square footage since July 31, 1999. B. Dalton's same store sales increased 0.9% during the second quarter.

During the second quarter, the Company opened eight Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble bookstores to 551 with
12.9 million square feet. The Company closed 10 B. Dalton stores, ending the period with 379 B. Dalton stores and 1.5 million square feet. The Company opened 14 Babbage's Etc. stores and closed one, bringing its total number of Babbage's Etc. stores to 545. Funco, Inc. ended the quarter with 407 stores. As of July 29, 2000, the Company operated 1,882 stores in all fifty states, the District of Columbia and Puerto Rico.

Cost of Sales and Occupancy

During the 13 weeks ended July 29, 2000, cost of sales and occupancy increased $148.4 million, or 28.1%, to $676.3 million from $527.9 million during the 13 weeks ended July 31, 1999. As a percentage of sales, cost of sales and occupancy increased to 73.2% during fiscal 2000's second quarter from 72.6% during the same period one year ago. This increase is primarily due to the inclusion of Video Game & Entertainment Software cost of sales and occupancy partially offset by improved leverage in the bookstore business.

Selling and Administrative Expenses

Selling and administrative expenses increased $41.0 million to $190.7 million during the 13 weeks ended July 29, 2000 from $149.7 million during the 13 weeks ended July 31, 1999 primarily due to the inclusion of Video Game & Entertainment Software selling and administrative expenses in the second quarter of fiscal 2000. During the second quarter, selling and administrative expenses as a percentage of sales was 20.6%, unchanged from the same period one year ago.

Depreciation and Amortization

During the second quarter, depreciation and amortization increased $8.0 million, or 30.0%, to $34.6 million from $26.6 million during the same period last year. The increase was primarily the result of the depreciation on the 37 new Barnes & Noble stores opened since July 31, 1999 and the inclusion of Video Game & Entertainment Software store depreciation and amortization.

Pre-opening Expenses

Pre-opening expenses increased $0.3 million, or 21.2%, to $1.8 million during the 13 weeks ended July 29, 2000 from $1.5 million for the 13 weeks ended July 31, 1999 primarily due to the inclusion of Video Game & Entertainment Software store pre-opening expenses in the second quarter of fiscal 2000.

Operating Profit

The Company's consolidated operating profit decreased to $20.9 million during the 13 weeks ended July 29, 2000 from $21.4 million during the 13 weeks ended July 31, 1999, primarily due to the inclusion of operating losses of $7.5 million from Video Game & Entertainment Software stores. Bookstore operating profit increased 32.8% to $28.4 million due to increased sales and higher operating margins.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased to $13.3 million during the 13 weeks ended July 29, 2000 from $5.0 million during the 13 weeks ended July 31, 1999. This increase was primarily the result of increased borrowings under the Company's revolving credit facility used to fund the common stock repurchase program and the Company's Video & Entertainment Software acquisitions, partially offset by the Company's strong cash flows from the bookstore business.

Other Income (Expense)

Other expense of ($4.5) million for the second quarter of 2000 resulted from equity losses from the Company's investments. Other income of $5.0 million for the second quarter of 1999 resulted from a one-time gain on the partial sale of Chapters, partially offset by equity losses from the Company's investments as well as acquisition costs incurred for the termination of the planned Ingram acquisition.

Income Taxes

The benefit for income taxes during the 13 weeks ended July 29, 2000 was ($6.1) million compared with a provision for income taxes of $16.4 million during the 13 weeks ended July 31, 1999. Tax effects were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate was 41.5% for the second quarter of 2000, compared to 41.0% for the second quarter of 1999.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported a consolidated net loss of ($8.6) million (or ($0.13) per diluted share) during the 13 weeks ended July 29, 2000, compared with net earnings of $23.5 million (or $0.33 per diluted share) during the 13 weeks ended July 31, 1999. Components of earnings per share are as follows:

                                                                                              13 WEEKS ENDED
                                                                                          -----------------------
                                                                                      JULY 29, 2000     JULY 31, 1999
                                                                                          -----             -----
Retail Earnings Per Share
         Bookstores                                                                       $0.19              0.13

         Video game and entertainment software stores                                     (0.12)             --

                                                                                          -----             -----
       Retail EPS                                                                         $0.07              0.13


EPS Impact of Investing Activities
         Cash:
         Gain on Barnes & Noble.com                                                       $  --              0.21
         Chapters Gain                                                                       --              0.09

         Non-Cash:
         Share of net losses of Barnes & Noble.com                                        (0.16)            (0.05)

         Share of net losses from other equity investments                                (0.04)            (0.01)
                                                                                          -----             -----
       Total Investing Activities                                                         $(0.20)            0.24


Other Adjustments
         Ingram write-off                                                                 $  --             (0.04)
                                                                                          -----             -----
       Total Other Adjustments                                                            $  --             (0.04)

                                                                                          -----             -----
       Consolidated EPS                                                                   $(0.13)            0.33
                                                                                          =====             =====


Results of Operations

26 weeks ended July 29, 2000 and July 31, 1999

Sales

Sales totaled $1.819 billion during the 26 weeks ended July 29, 2000, a 25.8% increase over sales of $1.446 billion during the 26 weeks ended July 31, 1999. Contributing to this improvement was a 17.1% increase attributable to the inclusion of Video Game & Entertainment Software sales for the first half of 2000. During the 26 weeks ended July 29, 2000, Barnes & Noble "super" store sales rose 12.1% to $1.406 billion from $1.254 billion during the same period a year ago and accounted for 77.3% of total Company sales or 89.5% of total bookstore sales.

During the 26 weeks ended July 29, 2000, the 12.1% increase in Barnes & Noble bookstore sales was primarily attributable to a same store sales gain of 6.7% coupled with 37 new stores opened since July 31, 1999 which contributed a 7.4% increase in square footage. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 94.4% as of July 29, 2000 compared with 90.0% as of July 31, 1999.

During the 26 weeks ended July 29, 2000, B. Dalton sales declined 13.2% and represented 8.8% of total Company sales. The decrease was primarily a result of 69 store closings and a 14.7% reduction in its square footage since July 31, 1999. In addition, B. Dalton's same store sales decreased 0.8% during the first half of fiscal 2000.

During the first half of fiscal 2000, the Company opened 11 Barnes & Noble stores and closed two, bringing its total number of Barnes & Noble bookstores to 551 with 12.9 million square feet. The Company closed 21 B. Dalton stores, ending the period with 379 B. Dalton stores and 1.5 million square feet. The Company opened 23 Babbage's Etc. stores and closed four, bringing its total number of Babbage's Etc. stores to 545. Funco, Inc. ended the quarter with 407 stores. As of July 29, 2000 the Company operated 1,882 stores in all fifty states, the District of Columbia and Puerto Rico.

Cost of Sales and Occupancy

During the 26 weeks ended July 29, 2000, cost of sales and occupancy increased $276.5 million, or 26.2%, to $1,330.4 million from $1,053.9 million during the 26 weeks ended July 31, 1999. As a percentage of sales, cost of sales and occupancy increased to 73.2% during fiscal 2000's first half from 72.9% during the same period last year. This increase is primarily due to the inclusion of Video Game & Entertainment Software cost of sales and occupancy partially offset by improved leverage in the bookstore business.

Selling and Administrative Expenses

Selling and administrative expenses increased $71.4 million, or 23.8%, to $372.0 million during the 26 weeks ended July 29, 2000 from $300.6 million during the 26 weeks ended July 31, 1999 primarily due to the inclusion of Video Game & Entertainment Software selling and administrative expenses in the first half of fiscal 2000. As a percentage of sales, selling and administrative expenses decreased to 20.5% during fiscal 2000's first half from 20.8% during the same period last year.

Depreciation and Amortization

During the first half of fiscal 2000, depreciation and amortization increased $15.2 million, or 29.0%, to $67.6 million from $52.4 million during the same period last year. The increase was primarily the result of the depreciation on the 37 new Barnes & Noble stores opened since July 31, 1999 and the inclusion of Video Game & Entertainment Software store depreciation and amortization.

Pre-opening Expenses

Pre-opening expenses increased $1.0 million, or 43.2%, to $3.3 million during the 26 weeks ended July 29, 2000 from $2.3 million for the 26 weeks ended July 31, 1999 primarily due to the inclusion of Video Game & Entertainment Software store pre-opening expenses in fiscal 2000.

Operating Profit

The Company's consolidated operating profit increased to $45.3 million during the 26 weeks ended July 29, 2000 from $36.3 million during the 26 weeks ended July 31, 1999, primarily due to the inclusion of operating losses of $6.8 million from Video Game & Entertainment Software stores. Bookstore operating profit increased 43.3% to $52.1 million due to increased sales and higher operating margins.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased to $23.1 million during the 26 weeks ended July 29, 2000 from $9.7 million during the 26 weeks ended July 31, 1999. This increase was primarily the result of increased borrowings under the Company's revolving credit facility used to fund the common stock repurchase program and the Company's Video Game & Entertainment Software acquisitions, partially offset by the Company's strong cash flows from the bookstore business.

Other Income (Expense)

Other expense of ($8.5) million for the first half of fiscal 2000 resulted from equity losses from the Company's investments. Other income of $4.0 million for the first half of fiscal 1999 resulted from a one-time gain on the partial sale of Chapters, partially offset by equity losses from the Company's investments as well as acquisition costs incurred for the termination of the planned Ingram acqusition.

Income Taxes

The benefit for income taxes during the 26 weeks ended July 29, 2000 was ($9.1) million compared with a provision for income taxes of $15.4 million during the 26 weeks ended July 31, 1999. Tax effects were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate is 41.5% for fiscal 2000, compared to 41.0% for fiscal 1999.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported a consolidated net loss of ($12.8) million (or ($0.20) per diluted share) during the 26 weeks ended July 29, 2000, compared with net earnings of $17.6 million (or $0.25 per diluted share) during the 26 weeks ended July 31, 1999. Components of earnings per share are as follows:

                                                                          26 WEEKS ENDED
                                                                      -----------------------
                                                                  JULY 29, 2000     JULY 31, 1999
                                                                      -----             -----
Retail Earnings Per Share

         Bookstores                                                   $0.35              0.22
         Video game and entertainment software stores                 (0.14)             --

                                                                      -----             -----
       Retail EPS                                                     $0.21              0.22

EPS Impact of Investing Activities
         Cash:
         Gain on Barnes & Noble.com                                   $  --              0.21
         Chapters Gain                                                   --              0.09

         Non-Cash:
         Share of net losses of Barnes & Noble.com                    (0.33)            (0.15)
         Share of net losses from other equity investments            (0.08)            (0.02)
                                                                      -----             -----
       Total Investing Activities                                     $(0.41)            0.13

Other Adjustments
       Change in accounting for pre-opening costs                     $  --             (0.06)
       Ingram write-off                                                  --             (0.04)
                                                                      -----             -----
       Total Other Adjustments                                        $  --             (0.10)

                                                                      -----             -----
       Consolidated EPS                                               $(0.20)            0.25
                                                                      =====             =====

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

                           PART II - OTHER INFORMATION



Item 4:  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 7, 2000. At the close of business on the record date for the meeting (which was April 18, 2000), there were 64,104,265 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 56,347,688 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

         The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

       Nominee                                 In Favor                   Withheld
       -------                                 --------                   --------
William Dillard II                            55,915,672                   432,016
Irene R. Miller                               55,935,889                   411,799
Michael N. Rosen                              55,733,973                   613,715

         The Shareholders ratified the appointment of BDO Seidman, LLP as independent certified public accountants for the fiscal year ending February 3, 2001 by a vote of:

       In Favor                             Against                   Abstained
       --------                             -------                   ---------

        56,082,016                         120,263                     145,409

Item 5: Other Information

Shareholder Proposals

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the Exchange Act), for presentation at the Company's 2001 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after January 8, 2001.


Item 6: Exhibits and Reports on Form 8-K

         (a)      Exhibits filed with this Form 10-Q:

                           Exhibit 10: Agreement and Plan of Merger among the Company, Funco, Inc. and B&N Acquisition Corporation incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 10, 2000.

                           Exhibit 27: Financial Data Schedule


         (b) The following reports on Form 8-K were filed during the Company's quarter ended July 29, 2000:

                           On May 10, 2000, the Company filed a Form 8-K under Items 5 and 7. Item 5 provided information concerning the planned acquisition of Funco, Inc. Item 7 filed as exhibits the Agreement and Plan of Merger among the Company, Funco, Inc. and B&N Acquisition Corporation, the Shareholder Agreement between the Company and David R. Pomije and the press release announcing the execution of the Merger Agreement.

                           On June 23, 2000, the Company filed a Form 8-K reporting under Items 5 and 7. Item 5 provided information concerning the completed acquisition of Funco, Inc. Item 7 incorporated by reference to the Report on Form 8-K filed by the Company on May 10, 2000, the Agreement and Plan of Merger.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BARNES & NOBLE, INC.
(Registrant)

By: /s/Maureen O'Connell                          By: /s/Michael Archbold
Maureen O'Connell                                 Michael Archbold
Chief Financial Officer                           Vice President, Chief
                                                  Financial Officer of Retail



September 8, 2000