Form 10-Q
period 2000-10-28
BARNES & NOBLE INC
filed 2000-12-11
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 28, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    --------------

                         Commission File Number: 1-12302

                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   06-1196501
---------------------------------------         --------------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

        122 Fifth Avenue, New York, NY                      10011
--------------------------------------------    --------------------------------
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

Number of shares of $.001 par value common stock outstanding as of November 30, 2000: 64,528,915.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                October 28, 2000

                               Index to Form 10-Q



                                                                                                Page No.
PART I -        FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Statements of Operations - For the 13 weeks and the 39 weeks
                    ended October 28, 2000 and October 30, 1999..............................         3

                Consolidated Balance Sheets - October 28, 2000, October 30, 1999 and January
                    29, 2000.................................................................         4

                Consolidated Statement of Changes in Shareholders' Equity - October 28,
                    2000.....................................................................         6

                Consolidated Statements of Cash Flows - For the 39 weeks ended October 28,
                    2000 and October 30, 1999................................................         7

                Notes to Consolidated Financial Statements...................................         8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...............................................................        13

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                          N/A

PART II -       OTHER INFORMATION

Item 1.         Legal Proceedings............................................................        22

Item 5.         Other Information............................................................        22

Item 6.         Exhibits and Reports on Form 8-K.............................................        22

                Signatures...................................................................        23

                        PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)


                                                                  13 weeks ended                        39 weeks ended
                                                          -------------------------------       -------------------------------
                                                           October 28,        October 30,        October 28,        October 30,
                                                              2000               1999               2000               1999
                                                          ------------       ------------       ------------       ------------

Sales                                                     $    951,834            715,903          2,770,420          2,161,404
Cost of sales and occupancy                                    692,963            515,413          2,023,393          1,569,268
                                                          ------------       ------------       ------------       ------------
      Gross profit                                             258,871            200,490            747,027            592,136
                                                          ------------       ------------       ------------       ------------
Selling and administrative expenses                            190,882            149,366            562,873            449,971
Depreciation and amortization                                   37,032             27,751            104,599             80,144
Pre-opening expenses                                             2,755              2,137              6,086              4,463
                                                          ------------       ------------       ------------       ------------
      Operating profit                                          28,202             21,236             73,469             57,558
Interest (net of interest income of $496, $190, $872
   and $1,195, respectively) and amortization of
   deferred financing fees                                     (15,008)            (5,605)           (38,064)           (15,352)
Equity in net loss of Barnes & Noble.com                       (18,901)            (8,736)           (54,439)           (26,812)
Gain on formation of Barnes & Noble.com                             --                 --                 --             25,000

Other income (expense), net                                     (3,143)            (1,154)           (11,679)             2,803
                                                          ------------       ------------       ------------       ------------
     Earnings (loss) before income taxes and
         cumulative effect of a change in accounting
         principle                                              (8,850)             5,741            (30,713)            43,197
Income tax provision (benefit)                                  (3,673)             2,354            (12,746)            17,711
                                                          ------------       ------------       ------------       ------------
     Earnings (loss) before cumulative effect of a
         change in accounting principle                         (5,177)             3,387            (17,967)            25,486
Cumulative effect of a change in accounting
   principle, net of tax benefits of $3,125                         --                 --                 --             (4,500)
                                                          ------------       ------------       ------------       ------------
      Net earnings (loss)                                 $     (5,177)             3,387            (17,967)            20,986
                                                          ============       ============       ============       ============
Earnings (loss) per common share:
    Basic
      Earnings (loss) before cumulative effect of a
         change in accounting principle                   $      (0.08)              0.05              (0.28)              0.37

      Cumulative effect of a change in accounting
         principle, net of tax benefits                   $          -                 --                 --              (0.07)
      Net earnings (loss)                                 $      (0.08)              0.05              (0.28)              0.30
    Diluted
      Earnings (loss) before cumulative effect of a
         change in accounting principle                   $      (0.08)              0.05              (0.28)              0.35
      Cumulative effect of a change in accounting
         principle, net of tax benefits                   $          -                 --                 --              (0.06)
      Net earnings (loss)                                 $      (0.08)              0.05              (0.28)              0.29
Weighted average common shares outstanding
       Basic                                                64,226,000         69,417,000         64,185,000         69,235,000
       Diluted                                              64,226,000         71,461,000         64,185,000         71,772,000

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                          October 28,     October 30,     January 29,
                                                             2000            1999            2000
                                                          ----------      ----------      ----------
                                                                  (unaudited)
         ASSETS

Current assets:
    Cash and cash equivalents                             $   36,609          19,234          24,247
    Receivables, net                                          88,294          76,470          58,240
    Merchandise inventories                                1,454,945       1,275,167       1,102,453
    Prepaid expenses and other current assets                 72,575          59,118          56,579
                                                          ----------      ----------      ----------
      Total current assets                                 1,652,423       1,429,989       1,241,519
                                                          ----------      ----------      ----------

Property and equipment:
    Land and land improvements                                 3,247           3,247           3,247
    Buildings and leasehold improvements                     438,114         402,581         417,535
    Fixtures and equipment                                   658,887         549,403         565,345
                                                          ----------      ----------      ----------
                                                           1,100,248         955,231         986,127
      Less accumulated depreciation and amortization         522,387         398,029         418,078
                                                          ----------      ----------      ----------
             Net property and equipment                      577,861         557,202         568,049
                                                          ----------      ----------      ----------

Intangible assets, net                                       420,136         287,447         298,011
Investment in Barnes & Noble.com                             186,092         255,767         240,531
Other noncurrent assets                                       63,322          45,049          65,681
                                                          ----------      ----------      ----------

      Total assets                                        $2,899,834       2,575,454       2,413,791
                                                          ==========      ==========      ==========


                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                                                   October 28,       October 30,      January 29,
                                                                                      2000              1999             2000
                                                                                   -----------       -----------      -----------
                                                                                            (unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $   865,203           756,928          599,376
    Accrued liabilities                                                                196,631           210,534          323,475
                                                                                   -----------       -----------      -----------
       Total current liabilities                                                     1,061,834           967,462          922,851
                                                                                   -----------       -----------      -----------

Long-term debt                                                                         820,300           575,000          431,600
Deferred income taxes                                                                  123,491           117,552          125,006
Other long-term liabilities                                                             94,776            84,779           87,974

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000 shares authorized; 69,814,985,
         69,442,074 and 69,553,839 shares issued, respectively                              70                69               70

    Additional paid-in capital                                                         658,340           653,037          654,584
    Accumulated other comprehensive earnings (loss)                                     (3,334)            1,366           (1,198)
    Retained earnings                                                                  261,734           176,189          279,701
    Treasury stock, at cost, 5,504,700, 0 and 4,025,900 shares,
         respectively                                                                 (117,377)               --          (86,797)
                                                                                   -----------       -----------      -----------
       Total shareholders' equity                                                      799,433           830,661          846,360
                                                                                   -----------       -----------      -----------

Commitments and contingencies                                                               --                --               --
                                                                                   -----------       -----------      -----------

       Total liabilities and shareholders' equity                                  $ 2,899,834         2,575,454        2,413,791
                                                                                   ===========       ===========      ===========


See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (thousands of dollars)
                                   (unaudited)


                                                                        Accumulated
                                                         Additional        Other                         Treasury
                                          Common          Paid-In      Comprehensive     Retained        Stock at
                                           Stock          Capital          Loss          Earnings          Cost            Total
                                         ---------       ---------       ---------       ---------       ---------       ---------
Balance at January 29, 2000              $      70       $ 654,584       $  (1,198)      $ 279,701       $ (86,797)      $ 846,360
                                         ---------       ---------       ---------       ---------       ---------       ---------

Net loss                                        --              --              --         (17,967)             --         (17,967)
Other comprehensive loss (net of
  deferred income tax benefit of
  $1,515)                                       --              --          (2,136)             --              --          (2,136)
Exercise of  261,146 common stock
  options                                       --           3,756              --              --              --           3,756
Treasury stock acquired,
  1,478,800 shares                              --              --              --              --         (30,580)        (30,580)
                                         ---------       ---------       ---------       ---------       ---------       ---------

Balance at October 28, 2000              $      70       $ 658,340       $  (3,334)      $ 261,734       $(117,377)      $ 799,433
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

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)

                                                                                                           39 weeks ended
                                                                                                           --------------
                                                                                                    October 28,       October 30,
                                                                                                       2000              1999
                                                                                                     ---------         ---------
Cash flows from operating activities:
    Net earnings (loss)                                                                              $ (17,967)           20,986
    Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
    Depreciation and amortization                                                                      105,387            80,426
    Loss on disposal of property and equipment                                                           1,977             4,078
    Increase in other long-term liabilities for scheduled rent increases in long-term leases             7,422            10,043
    Cumulative effect of a change in accounting principle, net of taxes                                     --             4,500
    Other (income) expense, net                                                                         11,679            (2,803)
    Gain on the formation of Barnes & Noble.com                                                             --           (25,000)
    Equity in net loss of Barnes & Noble.com                                                            54,439            26,812
    Changes in operating assets and liabilities, net                                                  (254,441)         (216,099)
                                                                                                     ---------         ---------
         Net cash flows from operating activities                                                      (91,504)          (97,057)
                                                                                                     ---------         ---------
Cash flows from investing activities:
    Acquisition of consolidated subsidiaries, net of cash received                                    (148,492)         (175,760)
    Purchases of property and equipment                                                                (94,573)         (104,484)
    Investment in iUniverse.com                                                                         (8,000)          (10,142)
    Proceeds from the partial sale of Chapters Inc.                                                         --            21,558
    Proceeds from the partial sale of iUniverse.com                                                      2,962                --
    Proceeds from the formation of Barnes & Noble.com                                                       --            25,000
    Net increase in other noncurrent assets                                                             (9,907)          (10,224)
                                                                                                     ---------         ---------
         Net cash flows from investing activities                                                     (258,010)         (254,052)
                                                                                                     ---------         ---------
Cash flows from financing activities:
    Net increase in revolving credit facility                                                          388,700           325,900
    Proceeds from exercise of common stock options, including related tax benefits                       3,756            13,362
    Purchase of treasury stock through repurchase program                                              (30,580)               --
                                                                                                     ---------         ---------
         Net cash flows from financing activities                                                      361,876           339,262
                                                                                                     ---------         ---------
Net increase (decrease) in cash and cash equivalents                                                    12,362           (11,847)
Cash and cash equivalents at beginning of period                                                        24,247            31,081
                                                                                                     ---------         ---------
Cash and cash equivalents at end of period                                                           $  36,609            19,234
                                                                                                     =========         =========
Changes in operating assets and liabilities, net:
    Receivables, net                                                                                 $ (33,788)          (14,435)
    Merchandise inventories                                                                           (323,830)         (241,773)
    Prepaid expenses and other current assets                                                           (3,538)          (10,487)
    Accounts payable and accrued liabilities                                                           106,715            50,596
                                                                                                     ---------         ---------
         Changes in operating assets and liabilities, net                                            $(254,441)         (216,099)
                                                                                                     =========         =========
Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                                                    $  31,756            15,127
         Income taxes                                                                                $  72,396            69,645
Supplemental disclosure of subsidiaries acquired:
    Assets acquired                                                                                  $ 180,140           201,910
    Liabilities assumed                                                                                 31,648            26,150
                                                                                                     ---------         ---------
         Cash paid                                                                                   $ 148,492           175,760
                                                                                                     =========         =========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended October 28, 2000 and October 30, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)


         The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly owned subsidiaries (collectively, the Company).

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 28, 2000 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended January 29, 2000 (fiscal 1999). The Company follows the same accounting policies in preparation of interim reports.

         Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 28, 2000 are not indicative of the results to be expected for the 53 weeks ending February 3, 2001.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 79%, 81% and 83% of the Company's merchandise inventories as of October 28, 2000, October 30, 1999 and January 29, 2000, respectively. Merchandise inventories of Babbage's Etc. LLC (Babbage's Etc.) and Funco, Inc., which represent approximately 11% of merchandise inventories as of October 28, 2000, are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of October 28, 2000, October 30, 1999 and January 29, 2000.

(2)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)      Income Taxes

         The tax provisions for the 39 weeks ended October 28, 2000 and October 30, 1999 are based upon management's estimate of the Company's annualized effective tax rate.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended October 28, 2000 and October 30, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)


(4)      Comprehensive Earnings

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive earnings and its components in the financial statements. Comprehensive earnings are net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on available-for-sale securities, as follows:

                                                  13 weeks ended                         39 weeks ended
                                           -----------------------------         ------------------------------
                                           October 28,        October 30,        October 28,        October 30,
                                              2000               1999               2000               1999
                                            --------           --------           --------           --------
Net earnings (loss)                         $ (5,177)          $  3,387           $(17,967)          $ 20,986
Other comprehensive earnings
(loss):
    Unrealized gain (loss) on
    available-for-sale securities,
    net of deferred income tax
    provision (benefit) of $1,271,
    ($2,346), ($1,402) and $989,
    respectively                               1,792             (3,239)            (2,136)             1,366

                                            --------           --------           --------           --------
Comprehensive earnings (loss)               $ (3,385)          $    148           $(20,103)          $ 22,352
                                            ========           ========           ========           ========

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended October 28, 2000 and October 30, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)


(5) Other Income (Expense)

     The following table sets forth the components of other income (expense), in thousands of dollars:

                                                          13 weeks ended                 39 weeks ended
                                                   ---------------------------     ---------------------------
                                                   October 28,     October 30,     October 28,     October 30,
                                                      2000            1999            2000            1999
                                                     -------         -------         -------         -------
Gain on partial sale of Chapters Inc.(a)             $     -              --              --          10,975
Equity in net losses of Chapters Inc.(a)                  --              --              --            (100)
Equity in net losses of iUniverse.com(b)              (2,041)             --          (7,575)             --
Gain on partial sale of iUniverse.com(b)                 326              --             326              --
Equity in net losses of Calendar Club LLC(c)          (1,428)         (1,154)         (4,430)         (3,072)
Termination of planned acquisition of Ingram
     Book Group(d)                                        --              --              --          (5,000)
                                                     -------         -------         -------         -------

Total other income (expense)                         $(3,143)         (1,154)        (11,679)          2,803
                                                     =======         =======         =======         =======

(a) During fiscal 1999, the Company sold a portion of its investment in Chapters Inc. (Chapters) resulting in a pre-tax gain of $10,975. Prior to this transaction, the Company accounted for its investment in Chapters under the equity method.

(b) During 1999, the Company acquired a 41 percent interest in iUniverse.com for $20,000. In the first quarter of fiscal 2000, the Company invested an additional $8,000 in iUniverse.com thereby increasing its percentage ownership interest to 49 percent. In the third quarter of fiscal 2000, the Company sold a portion of its investment in iUniverse.com thereby decreasing its percentage ownership interest to 29 percent. This transaction resulted in a pre-tax gain of $326. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

(c) The Company's interest in Calendar Club LLC is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

(d) In 1999, the Company and Ingram Book Group (Ingram) announced their agreement to terminate the Company's planned acquisition of Ingram. As a result, other income reflects a one-time charge of $5,000 for acquisition related costs.

(6) Acquisition of Funco, Inc.

         In the second quarter of fiscal 2000, the Company acquired all of the outstanding shares of Funco, Inc., a Minneapolis-based electronic games retailer, through a successful tender offer and follow-up merger for $24.75 per share or approximately $159.2 million (excluding acquisition related costs). The acquisition was accounted for by the purchase method of accounting and accordingly, the Company's consolidated balance sheet reflects the acquisition. The excess of purchase price over the net assets acquired, in the amount of approximately $127 million, has been recorded as goodwill and is being amortized using the straight-line method over an estimated

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended October 28, 2000 and October 30, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)


useful life of 30 years. The acquisition is included in the results of operations as of June 15, 2000. The pro forma effect assuming the acquisition of Funco, Inc. at the beginning of fiscal 1999 and fiscal 2000 is not material.

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

Bookstores

         This segment includes 559 book "super" stores operated under the Barnes & Noble Booksellers, Bookstop and Bookstar names and 378 small format mall-based stores operated under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore names.

Video Game and Entertainment Software Stores

         This segment includes 562 video game and entertainment software stores operated under the Babbage's, Software Etc. and GameStop names, 404 stores under the FuncoLand name, Web sites (gamestop.com and funcoland.com) and Game Informer magazine (collectively, Video Game & Entertainment Software).

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. Barnes & Noble evaluates the performance of its segments and allocates resources to them based on operating profit.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the 39 weeks ended October 28, 2000 and October 30, 1999
                  (thousands of dollars, except per share data)
                                   (unaudited)


         Segment information for the 13 weeks and 39 weeks ended October 28, 2000 and October 30, 1999 follows:

                                                   13 weeks ended                      39 weeks ended
-------------------------------------        ---------------------------         --------------------------
                                            October 28,       October 30,       October 28,      October 30,
                Sales                           2000              1999             2000              1999
-------------------------------------        ---------         ---------         ---------        ---------
Bookstores                                   $ 768,650          715,903          2,339,911        2,161,404
Video game and entertainment software
     stores                                    183,184               --            430,509               --
                                             ---------        ---------          ---------        ---------
     Total                                   $ 951,834          715,903          2,770,420        2,161,404
                                             =========        =========          =========        =========

                                                   13 weeks ended                      39 weeks ended
-------------------------------------        ---------------------------         --------------------------
                                            October 28,       October 30,       October 28,      October 30,
        Operating profit (loss)                 2000              1999             2000              1999
-------------------------------------        ---------         ---------         ---------        ---------
Bookstores                                   $  29,656            21,236            81,705           57,558
Video game and entertainment software
     stores                                     (1,454)               --            (8,236)              --
                                             ---------         ---------         ---------        ---------
     Total                                   $  28,202            21,236            73,469           57,558
                                             =========         =========         =========        =========

         A reconciliation of operating profit reported by reportable segments to earnings before income taxes and cumulative effect of a change in accounting principle in the consolidated financial statements for the 13 weeks and 39 weeks ended October 28, 2000 and October 30, 1999 is as follows:

                                                                  13 weeks ended                    39 weeks ended
                                                           ----------------------------      ----------------------------
                                                           October 28,      October 30,      October 28,      October 30,
                                                              2000             1999             2000             1999
                                                            --------         --------         --------         --------
Reportable segments operating profit                        $ 28,202           21,236           73,469           57,558
Interest, net                                                (15,008)          (5,605)         (38,064)         (15,352)
Equity in net loss of Barnes & Noble.com                     (18,901)          (8,736)         (54,439)         (26,812)
Gain on formation of Barnes & Noble.com                           --               --               --           25,000
Other income (expense)                                        (3,143)          (1,154)         (11,679)           2,803
                                                            --------         --------         --------         --------
Consolidated earnings (loss) before income taxes and
     cumulative effect of a change in accounting
     principle                                              $ (8,850)           5,741          (30,713)          43,197
                                                            ========         ========         ========         ========

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

Funco, Inc.

In the second quarter of fiscal 2000, the Company acquired all of the outstanding shares of Funco, Inc., a Minneapolis-based electronic games retailer, through a successful tender offer and follow-up merger for $24.75 per share or approximately $159.2 million (excluding acquisition related costs). The acquisition was accounted for by the purchase method of accounting and accordingly, the Company's consolidated balance sheet reflects the acquisition. The excess of purchase price over the net assets acquired, in the amount of approximately $127 million, has been recorded as goodwill and is being amortized using the straight-line method over an estimated useful life of 30 years. The acquisition is included in the results of operations as of June 15, 2000. The pro forma effect assuming the acquisition of Funco, Inc. at the beginning of fiscal 1999 and fiscal 2000 is not material.

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its $850.0 million senior credit facility and short-term vendor financing.

During the quarter, the Company obtained an additional $100.0 million senior unsecured seasonal credit facility (seasonal credit facility) with a syndicate of banks led by The Chase Manhattan Bank. The seasonal credit facility, which matures on January 31, 2001, permits for borrowings at London Interbank Offer Rate plus 2.00 percent. In addition, the agreement requires the Company to pay a commitment fee of 0.375 percent of the unused portion. The seasonal credit facility is guaranteed by all restricted subsidiaries of Barnes & Noble. At the end of the quarter, the Company had no outstanding borrowings under the seasonal credit facility.

The Company's cash and cash equivalents as of October 28, 2000 were $36.6 million as compared with $19.2 million as of October 30, 1999. During the 39 weeks ended October 28, 2000, retail earnings before interest, taxes, depreciation and amortization (EBITDA) increased 29.3% or $40.4 million to $178.1 million from $137.7 million during the comparable prior year period, reflecting higher sales levels and improving expense leverage.

Merchandise inventories increased to $1,454.9 million as of October 28, 2000, from $1,275.2 million as of October 30, 1999, primarily due to the increase of Babbage's Etc. and Funco, Inc. (Video Game & Entertainment Software) inventory. The increase in book inventory supported the Company's 8.3% book sales growth, the opening of 34 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 in-stock titles available for shipping within 24 hours to both online customers and the retail store network.

The Company's investing activities consist principally of business acquisitions, capital expenditures for new store construction, system enhancements and store relocations/remodels. Business acquisitions totaled $148.5 million and $175.8 million and capital expenditures totaled $94.6 million and $104.5 million during the 39 weeks ended October 28, 2000 and October 30, 1999, respectively.

Total debt increased 42.7% to $820.3 million as of October 28, 2000 from $575.0 million as of October 30, 1999. Average borrowings under the Company's senior credit facility were $680.1 million and $348.4 million during the 39 weeks ended October 28, 2000 and October 30, 1999, respectively, and peaked at $843.5 million and $575.0 million during the same periods. The increase in the senior credit facility and average borrowings were primarily attributable to the funding of the Video Game & Entertainment Software acquisitions as well as the execution of the common stock repurchase program. As of October 28, 2000, the Company repurchased 5,504,700 shares at a cost of approximately $117.4 million under this program. The repurchased shares are held in treasury. As a result of the above transactions, the ratio of debt to equity increased to 1.03:1.00 as of October 28, 2000, compared with 0.69:1.00 as of October 30, 1999.

Based upon the Company's current operating levels, management believes net cash flows from operating activities and the capacity under its existing senior credit facility and seasonal credit facility will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 39-week periods ended October 28, 2000 and October 30, 1999.


Results of Operations

13 weeks ended October 28, 2000 and October 30, 1999

Sales

During the 13 weeks ended October 28, 2000, Barnes & Noble "super" store sales rose 10.8% to $689.9 million from $622.3 million during the same period a year ago and accounted for 72.5% of total Company sales or 89.8% of total bookstore sales. Video Game & Entertainment Software sales were $183.2 million for the third quarter of 2000. The Company's consolidated sales grew 33.0% to $951.8 million from $715.9 million during the third quarter of 2000 as compared with the same period a year ago.

During the third quarter, the 10.8% increase in Barnes & Noble bookstore sales was primarily attributable to a same store sales gain of 5.6% coupled with 34 new stores opened since October 30, 1999 which contributed a 6.5% increase in square footage. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 94.8% as of October 28, 2000 compared with 91.7% as of October 30, 1999.

B. Dalton sales declined 14.1% during the third quarter and represented 7.9% of total Company sales. The decrease was primarily a result of 66 store closings and a 13.7% reduction in its square footage since October 30, 1999. B. Dalton's same store sales declined 2.2% during the third quarter.

During the 13 weeks ended October 28, 2000, the Company opened nine Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble bookstores to 559 with 13.1 million square feet. The Company closed one B. Dalton store, ending the period with 378 B. Dalton stores and 1.5 million square feet. The Company opened 17 Babbage's Etc. stores, bringing its total number of Babbage's Etc. stores to 562. The Company closed three FuncoLand stores, ending the quarter with 404 FuncoLand stores. As of October 28, 2000, the Company operated 1,903 stores in all fifty states, the District of Columbia and Puerto Rico.

Cost of Sales and Occupancy

During the 13 weeks ended October 28, 2000, cost of sales and occupancy increased $177.6 million, or 34.5%, to $693.0 million from $515.4 million during the 13 weeks ended October 30, 1999. As a percentage of sales, cost of sales and occupancy increased to 72.8% during fiscal 2000's third quarter from 72.0% during the same period one year ago. This increase is primarily due to the inclusion of Video Game & Entertainment Software cost of sales and occupancy partially offset by improved leverage in the bookstore business.

Selling and Administrative Expenses

Selling and administrative expenses increased $41.5 million to $190.9 million during the 13 weeks ended October 28, 2000 from $149.4 million during the 13 weeks ended October 30, 1999 primarily due to the inclusion of Video Game & Entertainment Software selling and administrative expenses in the third quarter of fiscal 2000. During the third quarter, selling and administrative expenses decreased as a percentage of sales to 20.1% from 20.9% during the same period one year ago. This improvement is primarily attributable to lower selling and administrative expenses as a percentage of sales in the Video Game & Entertainment Software segment.

Depreciation and Amortization

During the third quarter, depreciation and amortization increased $9.2 million, or 33.1%, to $37.0 million from $27.8 million during the same period last year. The increase was primarily the result of the inclusion of Video Game & Entertainment Software store depreciation, amortization expense associated with the $329.7 million of goodwill recorded in connection with the Video Game & Entertainment Software acquisitions and depreciation on the 34 new Barnes & Noble stores opened since October 30, 1999.

Pre-opening Expenses

Pre-opening expenses increased $0.7 million, or 33.3%, to $2.8 million during the 13 weeks ended October 28, 2000 from $2.1 million for the 13 weeks ended October 30, 1999 partially attributable to the inclusion of Video Game & Entertainment Software store pre-opening expenses in the third quarter of fiscal 2000.

Operating Profit

The Company's consolidated operating profit increased to $28.2 million during the 13 weeks ended October 28, 2000 from $21.2 million during the 13 weeks ended October 30, 1999, primarily due to the 39.7% increase in bookstore operating profit to $29.7 million as a result of increased sales and higher operating margins. This increase was partially offset by operating losses of $1.5 million from Video Game & Entertainment Software stores.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased to $15.0 million during the 13 weeks ended October 28, 2000 from $5.6 million during the 13 weeks ended October 30, 1999. This increase was primarily the result of an increase in the interest rate, as well as increased borrowings under the Company's revolving credit facility used to fund the common stock repurchase program and the Company's Video Game & Entertainment Software acquisitions, partially offset by the Company's strong cash flows from the bookstore business.

Other Income (Expense)

Other expense of ($3.1) million for the third quarter of 2000 resulted from equity losses from the Company's investments, partially offset by a one-time gain on the partial sale of iUniverse.com. Other expense of ($1.2) million for the third quarter of 1999 resulted from equity losses from the Company's investments.

Income Taxes

The benefit for income taxes during the 13 weeks ended October 28, 2000 was ($3.7) million as compared with a provision for income taxes of $2.4 million during the 13 weeks ended October 30, 1999. Tax effects were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate was 41.5% for the third quarter of 2000, as compared with 41.0% for the third quarter of 1999.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported a consolidated net loss of ($5.2) million (or ($0.08) per diluted share) during the 13 weeks ended October 28, 2000, compared with net earnings of $3.4 million (or $0.05 per diluted share) during the 13 weeks ended October 30, 1999. Components of earnings per share are as follows:

                                                                          13 weeks ended
                                                                  -----------------------------
                                                                  October 28,       October 30,
                                                                    2000              1999
                                                                    ----              ----
Retail Earnings Per Share
         Bookstores                                               $    0.20              0.13
         Video game and entertainment software stores                 (0.08)               --
                                                                  ---------         ---------
       Retail EPS                                                 $    0.12              0.13

EPS Impact of Investing Activities

         Non-Cash:
         Share of net losses of Barnes & Noble.com                $   (0.17)            (0.07)
         Share of net losses from other equity investments            (0.03)            (0.01)
                                                                  ---------         ---------
       Total Investing Activities                                 $   (0.20)            (0.08)

                                                                  ---------         ---------
       Consolidated EPS                                           $   (0.08)             0.05
                                                                  =========         =========


Results of Operations

39 weeks ended October 28, 2000 and October 30, 1999

Sales

During the 39 weeks ended October 28, 2000, Barnes & Noble "super" store sales rose 11.7% to $2.096 billion from $1.877 billion during the same period a year ago and accounted for 75.7% of total Company sales or 89.6% of total bookstore sales. Video Game & Entertainment Software sales for the 39 weeks ended October 28, 2000 were $430.5 million. The Company's consolidated sales totaled $2.770 billion during the 39 weeks ended October 28, 2000, a 28.2% increase over sales of $2.161 billion during the 39 weeks ended October 30, 1999.

During the 39 weeks ended October 28, 2000, the 11.7% increase in Barnes & Noble bookstore sales was primarily attributable to a same store sales gain of 6.3% coupled with 34 new stores opened since October 30, 1999 which contributed a 6.5% increase in square footage. Sales were strong across all book categories, particularly children's books, fiction, non-fiction and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes. In addition, the number of stores included in the comparable store sales base increased to 94.8% as of October 28, 2000 compared with 91.7% as of October 30, 1999.

B. Dalton sales during the 39 weeks ended October 28, 2000 declined 13.5% and represented 8.5% of total Company sales. The decrease was primarily a result of 66 store closings and a 13.7% reduction in its square footage since October 30, 1999. In addition, B. Dalton's same store sales decreased 1.2% during the 39 weeks ended October 28, 2000.

During the 39 weeks ended October 28, 2000, the Company opened 20 Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble bookstores to 559 with 13.1 million square feet. The Company closed 22 B. Dalton stores, ending the period with 378 B. Dalton stores and 1.5 million square feet. The Company opened 40 Babbage's Etc. stores and closed four, bringing its total number of Babbage's Etc. stores to 562. The Company closed three FuncoLand stores, ending the quarter with 404 FuncoLand stores. As of October 28, 2000, the Company operated 1,903 stores in all fifty states, the District of Columbia and Puerto Rico.

Cost of Sales and Occupancy

During the 39 weeks ended October 28, 2000, cost of sales and occupancy increased $454.1 million, or 28.9%, to $2,023.4 million from $1,569.3 million during the 39 weeks ended October 30, 1999. As a percentage of sales, cost of sales and occupancy increased to 73.0% during the 39 weeks ended October 28, 2000 from 72.6% during the same period last year. This increase is primarily due to the inclusion of Video Game & Entertainment Software cost of sales and occupancy partially offset by improved leverage in the bookstore business.

Selling and Administrative Expenses

Selling and administrative expenses increased $112.9 million, or 25.1%, to $562.9 million during the 39 weeks ended October 28, 2000 from $450.0 million during the 39 weeks ended October 30, 1999 primarily due to the inclusion of Video Game & Entertainment Software selling and administrative expenses. As a percentage of sales, selling and administrative expenses decreased to 20.3% during the 39 weeks ended October 28, 2000 from 20.8% during the same period last year. This improvement is primarily attributable to lower selling and administrative expenses as a percentage of sales in the Video Game & Entertainment Software segment.

Depreciation and Amortization

During the 39 weeks ended October 28, 2000, depreciation and amortization increased $24.5 million, or 30.6%, to $104.6 million from $80.1 million during the same period last year. The increase was primarily the result of the inclusion of Video Game & Entertainment Software store depreciation, amortization expense associated with the $329.7 million of goodwill recorded in connection with the Video Game & Entertainment Software acquisitions and the depreciation on the 34 new Barnes & Noble stores opened since October 30, 1999.

Pre-opening Expenses

Pre-opening expenses increased $1.6 million, or 35.6%, to $6.1 million during the 39 weeks ended October 28, 2000 from $4.5 million for the 39 weeks ended October 30, 1999 partially due to the inclusion of Video Game & Entertainment Software store pre-opening expenses in fiscal 2000.

Operating Profit

The Company's consolidated operating profit increased to $73.5 million during the 39 weeks ended October 28, 2000 from $57.6 million during the 39 weeks ended October 30, 1999, primarily due to the 42.0% increase in bookstore operating profit to $81.7 million as a result of increased sales and higher operating margins. This increase was partially offset by operating losses of $8.2 million from Video Game & Entertainment Software stores.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased to $38.1 million during the 39 weeks ended October 28, 2000 from $15.4 million during the 39 weeks ended October 30, 1999. This increase was primarily the result of an increase in the interest rate, as well as increased borrowings under the Company's revolving credit facility used to fund the common stock repurchase program and the Company's Video Game & Entertainment Software acquisitions, partially offset by the Company's strong cash flows from the bookstore business.

Other Income (Expense)

Other expense of ($11.7) million for the 39 weeks ended October 28, 2000 resulted from equity losses from the Company's investments partially offset by a one-time gain on the partial sale of iUniverse.com. Other income of $2.8 million for the 39 weeks ended October 30, 1999 resulted from a one-time gain on the partial sale of Chapters, partially offset by equity losses from the Company's investments as well as costs incurred for the termination of the planned Ingram acquisition.

Income Taxes

The benefit for income taxes during the 39 weeks ended October 28, 2000 was ($12.7) million as compared with a provision for income taxes of $17.7 million during the 39 weeks ended October 30, 1999. Tax effects were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate is 41.5% for fiscal 2000, as compared with 41.0% for fiscal 1999.

Net Earnings (Loss)

As a result of the factors discussed above, the Company reported a consolidated net loss of ($18.0) million (or ($0.28) per diluted share) during the 39 weeks ended October 28, 2000, compared with net earnings of $21.0 million (or $0.29 per diluted share) during the 39 weeks ended October 30, 1999. Components of earnings per share are as follows:

                                                                        39 weeks ended
                                                                 ----------------------------
                                                                 October 28,       October 30,
                                                                    2000              1999
                                                                    ----              ----
Retail Earnings Per Share
         Bookstores                                               $    0.55              0.35
         Video game and entertainment software stores                 (0.22)               --
                                                                  ---------         ---------
       Retail EPS                                                 $    0.33              0.35

EPS Impact of Investing Activities
         Cash:
         Gain on Barnes & Noble.com                               $      --              0.21
         Chapters Gain                                                   --              0.09

         Non-Cash:
         Share of net losses of Barnes & Noble.com                    (0.50)            (0.22)
         Share of net losses from other equity investments            (0.11)            (0.04)
                                                                  ---------         ---------
       Total Investing Activities                                 $   (0.61)             0.04

Other Adjustments
       Change in accounting for pre-opening costs                 $      --             (0.06)
       Ingram write-off                                                  --             (0.04)
                                                                  ---------         ---------
       Total Other Adjustments                                    $      --             (0.10)

                                                                  ---------         ---------
       Consolidated EPS                                           $   (0.28)             0.29
                                                                  =========         =========

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company's online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company's strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company's control. In addition, the video game market has historically been cyclical in nature and dependent upon the introduction of new generation systems and related interactive software. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                           PART II - OTHER INFORMATION



Item 1: Legal Proceedings

         With respect to the pending lawsuits described in the Company's Form 10-K Annual Report for the fiscal year ended January 29, 2000, the following material developments have occurred:

         In the litigation against the Company and Borders Group, Inc. filed in the United States District Court for the Northern District of California by the American Booksellers Association (ABA) and 26 independent bookstores, the plaintiffs have provided the Company with a report estimating the amount of damages they believe to be payable by the Company, exclusive of interest. Those damages, in the aggregate, are $3.6 to $5.5 million (before trebling) with respect to claims under the Robinson-Patman Act, and $5.0 to $7.4 million with respect to disgorgement claims under California law. The Company disputes the plaintiffs' claims of damages and intends to continue to vigorously defend this action.

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


Item 6: Exhibits and Reports on Form 8-K

                  (a) Exhibits filed with this Form 10-Q:

                           Exhibit 10: Credit Agreement, dated as of October 12, 2000, among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent and the Banks party thereto.

                           Exhibit 27: Financial Data Schedule


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



BARNES & NOBLE, INC.
--------------------
(Registrant)

By: /s/Maureen O'Connell
    --------------------
Maureen O'Connell
Chief Financial Officer



December 11, 2000