Form 10-K405
period 2001-02-03
BARNES & NOBLE INC
filed 2001-05-04
CIK 890491

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

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

Securities registered pursuant to
Section 12(b) of the Act:
  Common Stock, $0.001 par value per share              New York Stock Exchange
             (Title of Class)                            (Name of Exchange on
                                                           which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,201,497,263 based upon the closing market price of $23.90 per share of Common Stock on the New York Stock Exchange as of March 30, 2001.

Number of shares of $.001 par value Common Stock outstanding as of March 30, 2001: 65,202,364

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 3, 2001 are incorporated by reference into Parts II and IV.

                               TABLE OF CONTENTS



                                                                                                              PAGE
                                                                                                              ----
                                                      PART I
Item     1.       Business .................................................................................... 4

Item     2.       Properties ..................................................................................17

Item     3.       Legal Proceedings ...........................................................................18

Item     4.       Submission of Matters to a Vote of Security Holders .........................................20


                                                      PART II

Item     5.       Market for Registrant's Common Equity and Related Stockholder Matters .......................20

Item     6.       Selected Financial Data......................................................................21

Item     7.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ..................................................................................21

Item     7a.      Quantitative and Qualitative Disclosures About Market Risk..................................N/A

Item     8.       Financial Statements and Supplementary Data .................................................21

Item     9.       Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure ..................................................................................21

                                                      PART III

Item     10.      Directors and Executive Officers of the Registrant ..........................................22

Item     11.      Executive Compensation ......................................................................22

Item     12.      Security Ownership of Certain Beneficial Owners and Management ..............................22

Item     13.      Certain Relationships and Related Transactions ..............................................22

                                                      PART IV

Item     14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................22


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation's largest bookseller*, as of February 3, 2001 operated 908 bookstores and 978 video game and entertainment software stores. Of the 908 bookstores, 569 operate under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names (32 of which were opened in fiscal 2000), and 339 operate under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore trade names. Through its approximate 36 percent interest in barnesandnoble.com llc (Barnes & Noble.com), the Company is one of the largest sellers of books on the Internet and is the premier bookseller on America Online's (AOL) proprietary network, the Yahoo! Inc. (Yahoo) directory and Microsoft Network (MSN). The Company, through its acquisitions of Babbage's Etc. LLC (Babbage's Etc.) and Funco, Inc. (Funco), is the nation's largest video game and PC entertainment software specialty retailer operating 978 video game and entertainment software stores under the Babbage's, Software Etc., GameStop and FuncoLand trade names, a Web site (gamestop.com) and Game Informer, one of the largest video game magazines with circulation of over 200,000.

         The Company's principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children's books, bargain books and magazines. These collectively account for substantially all of the Company's bookstore sales. During fiscal 2000, the Company's share of the consumer book market rose to approximately 16%. Bestsellers represent only 3% of the Barnes & Noble store sales.

         As a result of the acquisitions of Babbage's Etc. in October 1999 and Funco in June 2000, the Company is the nation's largest video game and PC entertainment specialty retailer operating 978 video game and entertainment software stores located in 49 states, Puerto Rico and Guam. The Company's video game and entertainment software stores range in size from 500 to 5,000 square feet (averaging 1,500 square feet) depending upon market demographics. Stores feature video game hardware and software, PC entertainment software and a multitude of accessories.

         The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal year ended February 3, 2001 (fiscal 2000) was comprised of 53 weeks and the fiscal year ended January 29, 2000 (fiscal 1999) was comprised of 52 weeks.

         The Company's sales increased $889.8 million or 25.5% during fiscal 2000 to $4.376 billion from $3.486 billion during fiscal 1999. Contributing to this improvement was an increase of $533.8 million attributable to the inclusion of sales from Babbage's Etc. and Funco (Video Game & Entertainment Software).

--------
*Based upon information reported in trade publications and public filings.

BARNES & NOBLE STORES

         General

         Barnes & Noble is the largest operator of book "super" stores in the United States* with 569 Barnes & Noble stores located in 49 states and the District of Columbia as of February 3, 2001. With more than 30 years of bookselling experience, management has a strong sense of customers' changing needs and the Company leads book retailing with a "community store" concept. Barnes & Noble's typical store offers a comprehensive title base, a cafe, a children's section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children's activities, that make each Barnes & Noble bookstore an active part of its community.

         Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble stores opened during fiscal 2000 added 0.8 million square feet to the Barnes & Noble bookstore base, bringing the total square footage to 13.4 million square feet, a six percent increase over the prior year. Fiscal 2000 sales from Barnes & Noble "super" stores, which contributed 87.6% of the Company's total bookstore sales, increased 12.3% to $3.170 billion from $2.822 billion in fiscal 1999. The Company plans to open between 40 and 45 Barnes & Noble bookstores in fiscal 2001 which are expected to average 26,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble bookstores are:

         Proximity to Customers. The Company's strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its "super" store roll-out, the Company has employed a market clustering strategy. As of February 3, 2001, Barnes & Noble had stores in 148 of the total 210 DMA markets (Designated Market Area). In 67 of the 148 markets, the Company has only one Barnes & Noble store. The Company believes its stores' proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

         Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 to 200,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers represent only 3% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

         Store Design and Ambiance. Many of the Barnes & Noble "super" stores create a comfortable atmosphere with ample public space; a cafe offering, among other things, sandwiches and bakery items; and public restrooms. The cafes, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the "super" stores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as gift, game, music, video, DVD and children's sections, to meet customers' changing tastes and needs. These offerings and services have helped to make many of the stores neighborhood institutions.

*Based upon information reported in trade publications and public filings.

         Music Departments. Many of the Barnes & Noble "super" stores have music departments, which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock, tailored to the tastes of the Company's core customers. Listening stations are available for customers to preview selected compact discs.

         Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 40% off publishers' suggested retail prices for hardcover bestsellers, 30% off paperback bestsellers and 20% off select feature titles in departments such as children's books and computer books. The Company believes that its pricing strategies enable the Company to increase the discount on the books its customers buy most often while bringing the Company closer to online pricing.

         The Company also offers Readers' Advantage, a new membership loyalty program which gives members an additional 10% discount in the Company's stores and a 5% discount on the Barnes & Noble.com Web site. Readers' Advantage also offers other benefits and invitations to member-only events.

         Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children's storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, word-of-mouth publicity and media coverage. The Company also supports communities through efforts on behalf of local non-profit and educational organizations. In addition, the Company is underwriting the Emmy-award winning PBS children's television series Reading Rainbow and is the exclusive book sponsor of the Poets & Writers organization.

         Merchandising and Marketing

         The Company's merchandising strategy for its Barnes & Noble bookstores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 200,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store's customers. Before a store opens, the Company's buyers study the community and customize the title selection with offerings from the store's local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers' selection to the interests, lifestyles and demands of the store's local customers. BookMaster, the Company's proprietary inventory management database has more than 3.0 million titles. It includes catalogued sales rankings of over 1.0 million titles in over 150 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company's existing merchandise replenishment systems, BookMaster allows the Company to achieve higher in-stock positions and better productivity at the store level through efficiencies in receiving, cashiering and returns processing.

         Store Locations and Properties

         The Company's experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers or freestanding buildings. The Company has successfully converted existing structures such as old movie theaters, bowling alleys, power plants and landmark buildings into "super" stores.

         The number of Barnes & Noble stores located in each state and the District of Columbia as of February 3, 2001 are listed below:

                                             NUMBER                                                                NUMBER
STATE                                       OF STORES                        STATE                               OF STORES
-----                                       ---------                        -----                               ---------

Alabama                                            5                         Missouri                                8
Alaska                                             1                         Montana                                 3
Arizona                                           12                         Nebraska                                4
Arkansas                                           2                         Nevada                                  5
California                                        80                         New Hampshire                           4
Colorado                                          13                         New Jersey                             20
Connecticut                                       11                         New Mexico                              2
Delaware                                           1                         New York                               38
Dist. Of Columbia                                  2                         North Carolina                         16
Florida                                           37                         North Dakota                            2
Georgia                                           13                         Ohio                                   17
Hawaii                                             1                         Oklahoma                                5
Idaho                                              3                         Oregon                                  8
Illinois                                          26                         Pennsylvania                           21
Indiana                                            7                         Rhode Island                            1
Iowa                                               3                         South Carolina                          9
Kansas                                             4                         South Dakota                            1
Kentucky                                           4                         Tennessee                               9
Louisiana                                          6                         Texas                                  53
Maine                                              1                         Utah                                    8
Maryland                                           9                         Vermont                                 1
Massachusetts                                     17                         Virginia                               15
Michigan                                          17                         Washington                             17
Minnesota                                         16                         Wisconsin                               8
Mississippi                                        2                         Wyoming                                 1


Expansion

         According to Veronis, Suhler & Associates Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 4.4%, from approximately $17.4 billion in 1999 to approximately $21.5 billion in 2004. The Company believes Barnes & Noble "super" stores offer the greatest opportunity to increase the Company's share of the expanding consumer book market. The Company expects to open approximately 40 to 45 new stores during fiscal 2001. All stores will be opened under the Barnes & Noble Booksellers trade name and management positions in those stores are expected to be filled mostly by employees from existing stores.

B. DALTON STORES

         General

         The Company is the second largest operator of mall bookstores in the United States.* During fiscal 2000, B. Dalton (including Doubleday and Scribner's) generated sales of approximately $372.2 million, or 10.3% of the Company's total bookstore sales, compared with $426.0 million, or 13.1% of total bookstore sales during fiscal 1999.

         Most B. Dalton stores range in size from 2,800 to 6,000 square feet. These stores stock between 15,000 and 25,000 titles. B. Dalton employs a market-by-market discount pricing strategy which generally discounts hardcover bestsellers from 15% to 25% off the publishers' suggested retail prices.
B. Dalton also offers Readers' Advantage, a new membership loyalty program which gives members additional discounts and other benefits. The Company's eight Doubleday and two Scribner's bookstores utilize a more upscale format in select shopping malls and place a greater emphasis on hardcover and gift books.

         The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to "super" store competition. Part of the Company's strategy has been to close underperforming stores as leases come up for renewal. In fiscal 2000, the Company closed 61 B. Dalton stores.

         Merchandising and Marketing

         Each B. Dalton store carries a selection of core titles within a variety of popular subject categories such as business, computers, cooking and reference, which are supplemented by new releases, bestsellers and other titles specially selected to meet local interests and demands. B. Dalton's merchandise strategy is to expand title assortments within categories it believes have significant growth potential, such as children's books, mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), publishers' remainders and other bargain books including the Company's self-published books. B. Dalton's product offerings are tailored to attract shoppers interested in movies, television talk show topics and current events.

         B. Dalton's advertising and promotional programs focus on point-of-sale and storefront signage and other in-store promotions designed to attract mall shoppers. B. Dalton takes advantage of cooperative advertising funds made available by publishers and generally limits its expenditures and promotional programs to the amount of such funds. In addition, B. Dalton stores customarily incur advertising costs, often in amounts equal to a percentage of their annual sales as required in their leases, for advertising of mall-related promotional events.

*Based upon information reported in trade publications and public filings.

Store Locations and Properties

         Approximately 90% of B. Dalton stores are located in enclosed regional shopping malls. The remaining stores are located in strip shopping centers and central business districts. Lease renewals for B. Dalton stores are made after an extensive review of financial results, demographic data, mall tenants, location within the mall and competitive factors.

         The number of B. Dalton stores located in each state and the District of Columbia as of February 3, 2001 are listed below:

                                             NUMBER                                                                NUMBER
STATE                                       OF STORES                        STATE                               OF STORES
-----                                       ---------                        -----                               ---------
Alabama                                            1                         Montana                                 2
Arizona                                            9                         Nebraska                                3
Arkansas                                           1                         Nevada                                  3
California                                        48                         New Hampshire                           2
Colorado                                           4                         New Jersey                              9
Connecticut                                        3                         New Mexico                              2
Dist. Of Columbia                                  2                         New York                               11
Florida                                           16                         North Carolina                          8
Georgia                                           11                         North Dakota                            4
Idaho                                              3                         Ohio                                   15
Illinois                                          15                         Oklahoma                                1
Indiana                                            6                         Oregon                                  5
Iowa                                               6                         Pennsylvania                           15
Kansas                                             5                         South Carolina                          4
Kentucky                                           2                         South Dakota                            2
Louisiana                                          8                         Tennessee                               2
Maine                                              2                         Texas                                  19
Maryland                                           8                         Utah                                    5
Massachusetts                                      4                         Virginia                               10
Michigan                                          16                         Washington                             11
Minnesota                                         17                         West Virginia                           1
Mississippi                                        1                         Wisconsin                               5
Missouri                                          10                         Wyoming                                 2



BARNES & NOBLE.COM

         General

         In 1998, the Company and Bertelsmann AG (Bertelsmann) completed the formation of a limited liability company to operate the online retail bookselling operations of the Company's wholly owned subsidiary, barnesandnoble.com inc. The new entity, barnesandnoble.com llc (Barnes & Noble.com), was formed by combining the online bookselling operations of the Company with funds contributed by the international media company Bertelsmann, one of the largest integrated media companies in the world. In 1999, Barnes & Noble.com Inc. completed an initial public offering (IPO) of 28.75 million shares of Class A Common Stock and used the proceeds to purchase a 20 percent interest in Barnes & Noble.com. As a result, the Company and Bertelsmann each retained a 40 percent interest in Barnes & Noble.com from the date of the IPO through November 2000. In November 2000, Barnes & Noble.com acquired Fatbrain.com, Inc. (Fatbrain), the third largest online bookseller. Barnes & Noble.com issued shares of its common stock to Fatbrain shareholders. As a result of this merger, the Company and Bertelsmann each retained an approximate 36 percent interest in Barnes & Noble.com. Accordingly, the Company's share in the net losses of Barnes & Noble.com for fiscal 2000 was based on an approximate 40 percent equity interest from the beginning of fiscal 2000 through November 2000 and approximately 36 percent thereafter.

         According to Media Metrix, in January 2001, Barnes & Noble.com was the fourth-most-trafficked shopping site and was among the top 50 largest Web properties on the Internet. Focused largely on the sale of books, music, DVDs/videos, magazines and related products, Barnes & Noble.com has capitalized on the recognized brand value of the Barnes & Noble name to become the second largest online distributor of books. Customers can choose from millions of new and out-of-print titles, a comprehensive selection of new and used college textbooks and a variety of eBooks. Barnes & Noble.com also features Barnes & Noble Online University, a free online education resource offering courses through its Web site. The broad-based curriculum covers a range of subjects, from gardening and classical music to Shakespeare and organizing stock portfolios. Each course includes recommended study material, including books and other products available for purchase through the Web site. Barnes & Noble.com's video store features tens of thousands of movie titles available in both DVD and VHS formats, more than 65,000 cast and crew filmographies, movie reviews and ratings, as well as editorial recommendations on the best and most significant movies. Barnes & Noble.com recently opened an eBookStore, featuring Microsoft Reader(TM) technology for desktop PCs and laptop computers. The eBookStore is the first online retail bookstore to offer eBooks for the Microsoft Reader(TM), and features titles from more than 30 publishers.

         With access to Barnes & Noble's more than 880,000 in-stock titles, Barnes & Noble.com has the largest standing inventory of any online bookseller ready for immediate delivery. The URL http://www.bn.com makes the site easy to find. The Barnes & Noble.com affiliate network has more than 300,000 members and maintains strategic alliances with major Web portals and content sites, such as AOL, Yahoo and MSN. Barnes & Noble.com is also a leader in business-to-business e-commerce with the industry's leading Business Solutions division, Fatbrain. Fatbrain's Web-based services reach more than 3.5 million employee desktops at nearly 350 Fortune 1000 companies worldwide. There are more than 500 individual Fatbrain co-branded corporate online bookstores and information resource centers, most of which are accessed using the sponsoring organizations' corporate intranets.

VIDEO GAME AND ENTERTAINMENT SOFTWARE

         General

         As a result of its acquisitions of Babbage's Etc. and Funco in October 1999 and June 2000, respectively, the Company is the nation's largest video game and PC entertainment software specialty retailer. The Company owns and operates 978 video game and entertainment software stores located in 49 states, Puerto Rico and Guam. The Company's video game and entertainment software stores range in size from 500 to 5,000 square feet (averaging 1,500 square feet) depending upon market demographics. Stores feature video game hardware and software, PC entertainment software and a multitude of related accessories.

         The video game and entertainment software industry consists of two primary platforms, video games and PC entertainment software. Video game play requires both hardware, a console connected to a television set or other monitor, and software, a video game cartridge or CD-ROM. Manufacturers of proprietary hardware also manufacture software that runs exclusively on their own systems. Third-party software manufacturers produce software titles that run on multiple proprietary systems. The video game sector has grown because of significant technological improvements, substantial growth in the amount of software available and the emergence of significant third-party software publishers. Total spending in the U.S. on dedicated console hardware, related accessories and software totaled $6.9 billion in 1999. The Company currently offers a selection of more than 1,000 video game titles in its stores.

         PC entertainment software is generally sold in CD-ROM format for play on multimedia personal computers. The market for PC entertainment software has experienced steady growth in recent years, coinciding with the growth in the number of households with personal computers. The Company believes that the market for PC entertainment software will continue to grow because of the decreasing costs of personal computers. The computer entertainment software market, according to Veronis Suhler, grew by 29.4% to approximately $1.4 billion in 1999. The Company currently offers a selection of more than 700 PC entertainment software titles.

         The Video Game & Entertainment Software segment captures the entire lifecycle of video game products through the mall stores which focus on carrying the newest hardware and software titles, and the strip center stores which focus on carrying affordable and pre-owned merchandise.

         Merchandising and Marketing

         The mall stores are targeted toward 14 to 34 year-old men and women who are educated, computer literate, are in upper income levels and are consumers of information, education and entertainment products. The Company's strip center stores are targeted toward a budget-conscious, broader geographic base of consumers. The video game and entertainment stores are designed to provide an electronic gaming atmosphere with an engaging and visually captivating layout. The store design and fixturing maximize point-of-sale marketing opportunities.

         The Company's pricing strategy is designed to offer value to customers by maintaining competitive prices in each market while at the same time giving customers added benefits, such as offering customer satisfaction return privileges, accepting used game trade-ins for new products and a pre-sale reservation service.

         Store Locations and Properties

         The Company's video game and entertainment software stores are mainly in prime locations in regional shopping malls, strip centers or other high traffic locations in markets with desirable demographics. All new stores, lease renewals, relocations and major remodels are evaluated on the basis of their return on investment, strategic positioning and condition of the market.

         The number of video game and entertainment software stores located in each state, Commonwealth of Puerto Rico and Guam as of February 3, 2001 are listed below:

                                             NUMBER                                                                NUMBER
STATE                                       OF STORES                        STATE                               OF STORES
-----                                       ---------                        -----                               ---------
Alabama                                            9                         Montana                                  4
Alaska                                             3                         Nebraska                                 3
Arizona                                           15                         Nevada                                   3
Arkansas                                           4                         New Hampshire                            5
California                                       110                         New Jersey                              51
Colorado                                          13                         New Mexico                               4
Connecticut                                       17                         New York                                52
Delaware                                           2                         North Carolina                          21
Florida                                           29                         North Dakota                             4
Georgia                                           21                         Ohio                                    55
Guam                                               1                         Oklahoma                                 9
Hawaii                                             8                         Oregon                                   6
Idaho                                              2                         Pennsylvania                            47
Illinois                                          50                         Puerto Rico                              7
Indiana                                           17                         Rhode Island                             1
Iowa                                               9                         South Carolina                          11
Kansas                                             5                         South Dakota                             2
Kentucky                                          16                         Tennessee                               20
Louisiana                                         11                         Texas                                   80
Maine                                              1                         Utah                                     8
Maryland                                          29                         Virginia                                35
Massachusetts                                     28                         Vermont                                  1
Michigan                                          48                         Washington                              27
Minnesota                                         22                         West Virginia                            8
Mississippi                                        4                         Wisconsin                               19
Missouri                                          21



         Expansion

         The electronic games industry is one of the fastest growing retail segments. Sales of video games reached a record high in terms of units sold and dollars spent in 1999. The growth in the Video Game & Entertainment Software segment is primarily attributable to increases in the number of households with personal computers, in disposable income and Internet usage, which has given rise to the popularity of multiplayer games and a wide variety of community and support Web sites. The Company's growth strategy for the Video Game & Entertainment Software segment is to continue to open new stores in its existing markets and expand into new markets. The Company believes its attractive store design offers the greatest opportunity to increase its share of the expanding video game and entertainment market. The Company intends to strengthen its position by opening approximately 75 new stores during fiscal 2001.

         The Company anticipates that its expansion plans will be supported by continuing strong demand in the video game market, which has grown over the past five years at a rate of 22.7% compounded annually and is forecasted to grow 21.7% over the next five years compounded annually according to Veronis, Suhler.

OTHER STRATEGIES

         Proprietary Publishing. Barnes & Noble differentiates its product offerings from those of its competitors by publishing books under its own imprints for sale in its retail stores and through Barnes & Noble.com's online and direct-mail book sales. As part of this activity, Barnes & Noble licenses titles directly from domestic and international publishers as well as from literary agents, commission books directly from authors, reprint classic titles in the public domain and create collections of fiction and non-fiction using in-house editors. With publishing and distribution rights to over 2,500 titles covering a wide range of subject categories, Barnes & Noble Books offers customers high-quality books at exceptional values. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to the customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

STRATEGIC INVESTMENTS

         The Company maintains an equity investment in iUniverse.com, the Internet's largest publishing portal. The Company also maintains an equity investment in BOOK(R) magazine. The Company owns a 72 percent interest in Calendar Club L.L.C., an operator of seasonal calendar kiosks.


STORE OPERATIONS

         The Company has seasoned management teams for its Barnes & Noble,
B. Dalton and video game and entertainment software stores, including those for real estate, merchandising and store operations. Field management includes regional store directors and district managers supervising multiple store locations. Each video game and entertainment software store generally employs a manager, an assistant manager and between two and 10 sales associates, most of whom are part-time employees. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full- and part-time booksellers. By comparison, each Barnes & Noble store generally employs a manager, two assistant managers and approximately 40 full- and part-time booksellers. Most Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers and interactive gaming experts to fill positions in the Company's new Barnes & Noble and video game and entertainment software stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

         Field management for all of the Company's bookstores and video game and entertainment software stores, including regional store directors, district managers and store managers, participate in a bonus program tied to sales. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

         The Company has a 12-week manager training program in which existing store managers train new store managers in all areas of store operations. Store managers are generally responsible for training other booksellers and Video Game & Entertainment Software employees in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids available at each bookstore and video game and entertainment software store. In addition, district managers participate in semi-annual training and merchandising conferences.


PURCHASING

         Barnes & Noble's buyers negotiate terms, discounts and cooperative advertising allowances with publishers for all of the Company's bookstores. The Company's distribution center enables it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has teams of buyers who specialize in customizing inventory for each of the Company's bookselling strategies. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network.

         The Company purchases books on a regular basis from over 1,750 publishers and approximately 45 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 46% of the Company's book purchases during fiscal 2000, and no single supplier accounted for more than 15% of the Company's purchases during this period. Consistent with retail book industry practice, substantially all of the Company's book purchases are returnable for full credit, a practice which substantially reduces the Company's risk of inventory obsolescence.

         Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers' cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. However, these limitations are mitigated by the substantial number of titles available (over 3.0 million), the Company's ability to maximize available discounts and its well-established relationships with publishers, which are enhanced by the Company's significant purchasing volume.

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

         The Company purchases substantially all of its Video Game & Entertainment Software products from approximately 200 manufacturers and software publishers and approximately nine distributors. Purchases from the top five vendors (including publishers and distributors) accounted for approximately 49.2% of the video game and entertainment software store purchases in fiscal 2000 and no single supplier accounted for more than 14% of its purchases during this period. The Company's Video Game & Entertainment Software business is among the top 5 customers of many of its vendors. The Company intends to continue to maintain its strong relationships with each of the major video game and PC entertainment software manufacturers and publishers. The Company believes that these relationships ensure that it has early access to "hot" titles and, in most cases, an adequate supply of popular titles and hardware, especially during peak selling seasons. The current management team has placed a strong emphasis on developing an accounts payable tracking system that insures outstanding vendor communications. The Company has negotiated selected situational price protections and return privileges with numerous vendors in order to reduce the risk of inventory obsolescence. The Company does not have contracts with trade vendors. The Company conducts its business on an order-by-order basis, a practice that is typical throughout the industry.

DISTRIBUTION

         The Company has invested significant capital in its systems and technology, by building new platforms, implementing new software applications and maintaining efficient distribution centers. As of February 3, 2001, the Company's book distribution centers had over one million square feet. Historically, the Company had replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. The Company now sources more of its inventory through the distribution centers, which has increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores.

         The Company operates a 200,000 square foot distribution center in Grapevine, Texas, which provides the majority of products to the Company's video game and entertainment software stores. By operating with a centralized distribution facility, the Company effectively controls and minimizes inventory levels. Technologically advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors.

         The Company employs a variety of rapid-response distribution methods in its effort to be the "first-to-market" for "hot" new video game and entertainment software titles. The Company strives to deliver "hot" video game and entertainment software releases to selected video game and entertainment software stores within hours of release. To achieve this rapid delivery, the Company utilizes 11 "off-site" contract distribution sites to receive and air freight "hot" titles to its video game and entertainment software stores.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

         The Company has focused a majority of its information resources on strategically positioning and implementing systems to support store operations, merchandising and finance. BookMaster, the Company's bookstore inventory management system, integrates point-of-sale features that utilize a proprietary data-warehouse based replenishment system. BookMaster enhances communications and real-time access to the Company's network of bookstores, distribution center and wholesalers. In addition, the implementation of just-in-time replenishment has provided for more rapid replenishment of books to all of the Company's bookstores, resulting in higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing.

         The Company's video game and entertainment software stores' inventory management system, the Retail Inventory Analysis Network, provides just-in-time replenishment for the Company's video game and entertainment software stores. The Retail Inventory Analysis System also provides SKU and sales data for each store on a daily basis.

           The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

COMPETITION

         The retail book business is highly competitive. The Company competes in the "super" stores business with Borders Group, Inc. (Borders) and Books-a-Million. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstores face direct competition from the Walden division of Borders, as well as regional chains and "super" stores. The Company's bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company's bookstores may also face competition from the expanding market for electronic books.

         The video game and entertainment software industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. The Company competes with mass merchants and regional chains, including Wal-Mart, Kmart and Target, other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique, toy retail chains, including Toys 'R' Us and KB Toys, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and computer product and consumer electronics superstores, including Best Buy and Circuit City. In addition, video games are available for rental from many video stores and can be downloaded from interactive sites accessible on the Internet and may also be distributed through other methods which may emerge in the future. The Company's Video Game & Entertainment Software segment also competes with sellers of previously played video game merchandise. Some of the Company's competitors in the video game business have longer operating histories and may have significantly greater financial resources than the Company. Additionally, the Company's Video Game & Entertainment Software segment competes with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

         The Company also faces competition from the Internet. The online commerce market is rapidly evolving and intensely competitive, having few barriers to entry. The Company believes that many small Web sites and several large Web sites currently offer and sell most of the same products the Company offers. Moreover, companies that control access to Internet commerce transactions through network access or Web browsers currently promote, and will likely continue to promote, certain of the Company's competitors. The Company is aware that some of its competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company.

TRADEMARKS AND SERVICEMARKS

         B. Dalton Bookseller, Bookstar, Book$avers, Babbage's, Super Software Etc., FuncoLand and GameStop are Company-owned service marks registered with the United States Patent and Trademark Office. Barnes & Noble, Doubleday Book Shops and Scribner's Bookstores are federally registered service marks which have been licensed to the Company under long-term license agreements which are royalty-free. These license agreements provide the Company with the exclusive right to use the Doubleday and Scribner's service marks only in connection with the retail sale of books.

SEASONALITY

         The Company's business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Christmas selling season. The Company has now reported operating profit for 19 consecutive quarters. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year, which may increase the effect of seasonality.

EMPLOYEES

         The Company's bookstores cultivate a culture of outgoing, helpful and knowledgeable employees. The Company's video game and entertainment software stores cultivate a work environment that attracts knowledgeable employees who are actively interested in video games and entertainment software. As of February 3, 2001, the Company had approximately 39,000 full and part-time booksellers. As of February 3, 2001, the Company employed approximately 9,000 full and part-time employees in its video game and entertainment software stores. The Company's employees are not represented by unions and the Company believes that its relationship with its employees is excellent.

ITEM 2.  PROPERTIES

         All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 568 leased stores open as of February 3, 2001 expire as follows:

LEASE TERMS TO EXPIRE DURING                                                            NUMBER OF
----------------------------                                                             STORES
(12 MONTHS ENDING ON OR ABOUT JANUARY 31)                                               ---------
2002............................................................................            7
2003............................................................................           36
2004............................................................................           36
2005............................................................................           31
2006............................................................................           28
2007 and later..................................................................          430

         All B. Dalton stores are leased. The leases generally provide for an initial 10 year term with no renewal option. The terms of the 339 B. Dalton leases as of February 3, 2001 expire as follows:


LEASE TERMS TO EXPIRE DURING                                                            NUMBER OF
----------------------------                                                             STORES
(12 MONTHS ENDING ON OR ABOUT JANUARY 31)                                               ---------
2002............................................................................           119
2003............................................................................            46
2004............................................................................            48
2005............................................................................            35
2006............................................................................            40
2007 and later..................................................................            51

         All video game and entertainment software stores are leased. The leases generally provide for an initial term of three to 10 years. The terms of the 978 video game and entertainment software leases as of February 3, 2001 expire as follows:

LEASE TERMS TO EXPIRE DURING                                                            NUMBER OF
----------------------------                                                             STORES
(12 MONTHS ENDING ON OR ABOUT JANUARY 31)                                               ---------
2002............................................................................           334
2003............................................................................           210
2004............................................................................           146
2005............................................................................            95
2006............................................................................            29
2007 and later..................................................................           164

         The Company generally has been able to renew expiring leases on favorable terms, and believes that renewals of leases expiring in the future will not have a material adverse effect on its financial condition or results of operations.



ITEM 3.  LEGAL PROCEEDINGS

         In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. Plaintiffs filed a second amended complaint on October 19, 1999, adding Barnes & Noble.com Inc. as a defendant. In the second amended complaint, plaintiffs allege, among other things, that the Company entered into agreements with book publishers and distributors under which the Company received discounts and other benefits that were not available to plaintiffs and other independent bookstores. Plaintiffs allege that such agreements gave the Company an unlawful competitive advantage that caused lost sales and profits for the plaintiffs. The complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorneys fees and costs. Although the complaint does not specify the amount of damages sought, in discovery plaintiffs served a report of their expert witness estimating plaintiffs' damages. Those damages, in the aggregate, were estimated to be $3,600,000 to $5,500,000 (before trebling) with respect to claims under the Robinson-Patman Act and $5,000,000 to $7,400,000 with respect to disgorgement claims under California law. On January 21, 2000, the Company filed an answer to the complaint, denying any liability to plaintiffs and asserting various defenses. On January 16, 2001, the Company filed a motion for summary judgment seeking dismissal of all plaintiffs' claims. On March 20, 2001, the court granted the Company summary judgment dismissing all claims for damages under federal and state law. The trial of the remaining claims began on April 9, 2001, and the parties settled the litigation on April 19, 2001.

         Under the terms of the Settlement Agreement, (1) the Company and Borders will each pay $2,350,000 to the ABA as partial reimbursement for its legal fees, and (2) the plaintiffs have released all claims against the Company up to the date of the settlement relating to matters asserted in the litigation, and have agreed not to sue the Company for three years over any practices that were the subject of the litigation. The Settlement Agreement does not impose any restrictions on the Company's business practices.

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders, Amazon.com, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The complaint sought certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the ABA at any time during the four-year period preceding the filing of the complaint. The complaint alleged that the named plaintiffs have suffered damages of approximately $11,250,000 or more and requested treble damages on behalf of the named plaintiffs and each of the purported class members, as well as injunctive and declaratory relief (including an injunction requiring the closure of all of defendants' stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. The plaintiffs subsequently amended their complaint to allege eight causes of action on behalf of The Intimate Bookshop and Wallace Kuralt, accusing the Company and the other defendants of: (1) violating Section 2(f) of the Robinson-Patman Act; (2) violating Section 2(c) of the Robinson-Patman Act; (3) violating Section 13(a) of the Clayton Act; (4) inducing every publisher in the United States to breach contracts with plaintiffs; (5) interfering with the plaintiff's advantageous business relationships; (6) engaging in unfair competition; (7) violating Sections 349 and 350 of the New York General Business Law; and (8) being unjustly enriched. The class action allegations have been withdrawn and the plaintiffs voluntarily dismissed defendants Harper Collins Publishers, Inc. and Amazon.com, Inc. from the case.

         On April 13, 1999, the Company and the other defendants filed a motion to dismiss the second through eighth causes of action in their entireties and for a more definite statement of the remaining allegations of the first cause of action. As a result, the plaintiffs' third through eighth causes of action were dismissed with prejudice, as were all claims asserted by Wallace Kuralt in his individual capacity. Pursuant to the court's order, plaintiff The Intimate Bookshop, Inc. filed a second amended complaint on March 13, 2000. The Company served an answer on April 5, 2000 denying the material allegations of the complaint and asserting various affirmative defenses. The Company intends to continue to vigorously defend this action.

         On November 3, 2000, plaintiffs Lucky, Inc. and Bookmark It, LLC, operators of an independent bookstore in Great Falls, Montana, filed an action against the Company, Borders, certain book publishers and others in the United States District Court for the District of Montana. Plaintiffs filed an amended complaint on November 14, 2000. In their amended complaint, plaintiffs purport to assert claims on behalf of all persons or entities who as part of their business purchase or sell books. Plaintiffs allege that the Company entered into agreements with book publishers and distributors pursuant to which the Company receives discounts and other benefits that are not available to plaintiffs. Plaintiffs allege that such agreements were in violation of the Robinson-Patman Act and the Montana Unfair Trade Practices and Consumer Protection Act. The amended complaint seeks an unspecified amount of damages (to be trebled) as well as punitive damages, costs and attorneys' fees. Plaintiffs have requested permission to file a second amended complaint, which plaintiffs advise will omit all class action claims and also will omit all claims for punitive damages. The Company intends to vigorously defend this action.

         In fiscal 1999, following the October 28, 1999 acquisition of Babbage's Etc., five shareholder derivative lawsuits were filed in the Chancery Court of the State of Delaware by Harbor Finance Partners, Louis F. Mahler, Ralph Stone, Lawrence G. Metzger and Robert Waring against the Company and its directors. The lawsuits allege, among other things, a breach of fiduciary duties to the Company for the benefit of Leonard Riggio and seek damages and to enjoin or rescind the transaction. The Company believes that the acquisition of Babbage's Etc. was in the best interests of the Company's shareholders and that the allegations are without merit. On January 30, 2001, all five derivative actions were voluntarily dismissed without prejudice by the plaintiffs.

         In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes, personal injury claims and employment issues. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 13 weeks ended February 3, 2001.

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



                                 Fiscal 2000                Fiscal 1999
                           ----------------------       --------------------
                           High              Low          High          Low
                           -----            -----        -----         -----
First Quarter             $24.06            16.31       $40.25         25.81
Second Quarter             23.88            16.44        36.38         22.50
Third Quarter              21.44            16.44        27.50         20.06
Fourth Quarter             29.94            17.38        25.38         18.50

APPROXIMATE NUMBER OF HOLDERS OF COMMON EQUITY

                                                            APPROXIMATE
                                                             NUMBER OF
                                                           RECORD HOLDERS
                                                               AS OF
TITLE OF CLASS                                             MARCH 30, 2001
--------------                                             --------------
Common stock, $0.001 par value                                 2,032

DIVIDENDS

         The terms of the Company's debt agreements limit payment of cash dividends. During fiscal 2000, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The information included in the Company's Annual Report to Shareholders for the fiscal year ended February 3, 2001 (the Annual Report) under the section entitled "Selected Financial Data" is incorporated herein by reference.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended February 3, 2001 (the Proxy Statement).

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

         (ii) The information included in the Annual Report under the sections entitled: "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" are incorporated hereinby reference.

(b) There were no reports filed on Form 8-K during the Company's quarter ended February 3, 2001.

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

     10.3 Pledge and Security Agreement dated as of March 15, 1996 (the "Pledge Agreement"), among the Company, its subsidiaries and the Agent. (6)

     10.4 Amendment to the Pledge and Security Agreement dated as of November 18, 1997. (5)


     10.5 Second Amendment dated as of October 27, 1999 to the Pledge Agreement. (12)

     10.6         Third Amendment dated as of July 2, 2000 to the Pledge
                  Agreement. (15)

     10.7         1996 Incentive Plan, as amended. (10)

   Exhibit
     No.                                Description
     ---                                -----------

     10.8         1991 Employee Incentive Plan. (1)

     10.9         Extended Savings Plan. (1)

     10.10 Amendment to the Extended Savings Plan dated as of December 22, 1995. (6)

     10.11 Amended and Restated Employees' Retirement Plan dated as of January 1, 1998. (5)

     10.12 Amendment to the Amended and Restated Employees' Retirement Plan dated as of September 9, 1999. (12)

     10.13 Amendment to the Amended and Restated Employees' Retirement Plan dated as of March 1, 2000. (12)

     10.14        Supplemental Compensation Plan. (7)

     10.15 License Agreement for "Barnes & Noble" service mark, dated as of February 11, 1987. (1)

     10.16 Consents to "Barnes & Noble" License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (6)

     10.17        Employment Agreement between the Company and Mitchell S.
                  Klipper, dated as of April 1, 1993 (the "Employment Agreement"). (8)

     10.18        Amendment to the Employment Agreement dated as of April 1,
                  1998. (5)

     10.19 Employment Agreement between the Company and Stephen Riggio, dated as of January 1, 2000. (12)

     10.20 Formation Agreement dated November 12, 1998 among Barnes & Noble, Inc., B&N.com Holding Corp., barnesandnoble.com inc., B&N.com Member Corp., Bertelsmann AG and BOL.US Online, Inc.
                  (9)

     10.21 Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc (the "LLC Agreement") among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (9)

     10.22        Amendment No. 1 to the LLC Agreement. (12)

     10.23 Supply Agreement, dated as of October 31, 1998, between Barnes & Noble, Inc. and barnesandnoble.com llc. (10)

     10.24 Purchase Agreement, dated as of October 6, 1999, among Barnes & Noble, Inc., Babbage's Etc. LLC and its owners. (11)

   Exhibit
     No.                                Description
     ---                                -----------

     10.25 Agreement and Plan of Merger, dated as of May 4, 2000, by and among Funco, Inc., Barnes & Noble, Inc. and B&N Acquisition Corporation. (13)

     10.26 Credit Agreement, dated as of October 12, 2000, among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent and the Banks party thereto. (14)

     13.1         The sections of the Company's Annual Report entitled:
                  "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "The Report of Independent Certified Public Accountants". (15)

     21.1         List of subsidiaries. (15)

     23.1         Consent of BDO Seidman, LLP. (15)

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

(10) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 30, 1999.

(11) Previously filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1999.

(12) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 29,2000.

(13) Previously filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on May 10, 2000.

(14) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 28, 2000.

(15)     Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By: /s/Leonard Riggio                 By: /s/Maureen O'Connell             By: /s/Michael Archbold
Leonard Riggio, Chairman                  Maureen O'Connell,                   Michael Archbold
of the Board and Chief                    Chief Financial Officer              Vice President, Chief
Executive Officer                         April 30, 2001                       Financial Officer of
April 30, 2001                                                                 Barnes & Noble Booksellers
                                                                               (Chief Accounting Officer)
                                                                                  April 30, 2001

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

Name                                     Title                                                   Date
----                                     -----                                                   ----
/s/ Leonard Riggio                       Chairman of the Board and Chief Executive               April 30, 2001
Leonard Riggio                           Officer

/s/ Stephen Riggio                       Vice Chairman                                           April 30, 2001
Stephen Riggio

/s/ Michael N. Rosen                     Secretary and Director                                  April 30, 2001
Michael N. Rosen

/s/ Matthew A. Berdon                    Director                                                April 30, 2001
Matthew A. Berdon

/s/ Michael J. Del Giudice               Director                                                April 30, 2001
Michael J. Del Giudice

/s/ William Dillard II                   Director                                                April 30, 2001
William Dillard II

/s/ Irene R. Miller                      Director                                                April 30, 2001
Irene R. Miller

/s/ Margaret T. Monaco                   Director                                                April 30, 2001
Margaret T. Monaco

/s/ William Sheluck, Jr.                 Director                                                April 30, 2001
William Sheluck, Jr.