Form 10-Q
period 2001-05-05
BARNES & NOBLE INC
filed 2001-06-18
CIK 890491

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                             FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 5, 2001

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number: 1-12302

                              BARNES & NOBLE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        Delaware                                06-1196501
        ----------------------------------------                ----------
             (State or Other Jurisdiction of                 (I.R.S. Employer
             Incorporation or Organization)                 Identification No.)

             122 Fifth Avenue, New York, NY                       10011
        ----------------------------------------                ----------
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

Number of shares of $.001 par value common stock outstanding as of May 31, 2001:
65,649,017.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                   May 5, 2001

                               Index to Form 10-Q





                                                                                         Page No.
                                                                                         --------
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations - For the 13 weeks ended
               May 5, 2001 and April 29, 2000........................................       3

           Consolidated Balance Sheets - May 5, 2001, April 29, 2000 and
               February 3, 2001......................................................       4

           Consolidated Statement of Changes in Shareholders' Equity - May 5, 2001...       6

           Consolidated Statements of Cash Flows - For the 13 weeks ended
               May 5, 2001 and April 29, 2000........................................       7

           Notes to Consolidated Financial Statements................................       8

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................      13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................     N/A

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................      18

Item 2.    Changes in Securities and Use of Proceeds.................................      18

Item 6.    Exhibits and Reports on Form 8-K..........................................      19

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

------------------------------------------------------------------------------------
                                                              13 weeks ended
                                                       -----------------------------
                                                       May 5, 2001    April 29, 2000
                                                       -----------    --------------
Sales                                                  $ 1,009,637         894,256
Cost of sales and occupancy                                750,586         654,167
                                                       -----------      ----------
  Gross profit                                             259,051         240,089
                                                       -----------      ----------
Selling and administrative expenses                        210,170         182,779
Depreciation and amortization                               36,723          33,005
Pre-opening expenses                                           825           1,483
                                                       -----------      ----------
  Operating profit                                          11,333          22,822
Interest (net of interest income of $468 and $131,
  respectively) and amortization of deferred
  financing fees                                           (11,277)         (9,773)
Equity in net loss of Barnes & Noble.com                   (14,315)        (17,598)
Other expense, net                                          (5,385)         (2,534)
                                                       -----------      ----------
   Loss before benefit for income taxes                    (19,644)         (7,083)
Benefit for income taxes                                    (8,152)         (2,939)
                                                       -----------      ----------
   Net loss                                            $   (11,492)         (4,144)
                                                       ===========      ==========

Loss per common share
   Basic                                               $     (0.18)          (0.06)
   Diluted                                             $     (0.18)          (0.06)

Weighted average common shares outstanding
   Basic                                                65,205,000      64,203,000
   Diluted                                              65,205,000      64,203,000


See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)


                                                       May 5,       April 29,    February 3,
                                                        2001          2000          2001
                                                     ----------    ----------    ----------
                                                            (unaudited)
               ASSETS

Current assets:
  Cash and cash equivalents                          $   47,670        18,947        26,003
  Receivables, net                                       78,011        58,421        84,505
  Merchandise inventories                             1,255,573     1,162,097     1,238,618
  Prepaid expenses and other current assets             108,525        49,898       106,127
                                                     ----------    ----------    ----------
    Total current assets                              1,489,779     1,289,363     1,455,253
                                                     ----------    ----------    ----------

Property and equipment:
  Land and land improvements                              3,247         3,247         3,247
  Buildings and leasehold improvements                  402,760       415,144       436,289
  Fixtures and equipment                                657,142       582,274       682,444
                                                     ----------    ----------    ----------
                                                      1,063,149     1,000,665     1,121,980
  Less accumulated depreciation and amortization        518,238       447,335       555,760
                                                     ----------    ----------    ----------
    Net property and equipment                          544,911       553,330       566,220
                                                     ----------    ----------    ----------

Intangible assets, net                                  355,063       299,386       359,192
Investment in Barnes & Noble.com                        122,280       222,933       136,595
Other noncurrent assets                                  46,044        62,354        40,216
                                                     ----------    ----------    ----------

  Total assets                                       $2,558,077     2,427,366     2,557,476
                                                     ==========    ==========    ==========


                                                                     (Continued)

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)


                                                     May 5,         April 29,      February 3,
                                                      2001            2000            2001
                                                   ----------      ----------      ----------
                                                           (unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  559,605         589,835         582,075
  Accrued liabilities                                 259,856         221,132         353,000
                                                   ----------      ----------      ----------
    Total current liabilities                         819,461         810,967         935,075
                                                   ----------      ----------      ----------

Long-term debt                                        790,000         597,400         666,900
Deferred income taxes                                  72,432         121,249          74,289
Other long-term liabilities                           102,907          90,484         103,535

Shareholders' equity:
  Common stock; $.001 par value; 300,000,000
    shares authorized;  70,995,594, 69,612,037
    and 70,549,176 shares issued, respectively             71              70              71
  Additional paid-in capital                          682,831         655,510         673,122
  Accumulated other comprehensive loss                 (8,491)         (6,494)         (5,874)
  Retained earnings                                   216,243         275,557         227,735
Treasury stock, at cost, 5,504,700 shares            (117,377)       (117,377)       (117,377)
                                                   ----------      ----------      ----------
    Total shareholders' equity                        773,277         807,266         777,677
                                                   ----------      ----------      ----------

Commitments and contingencies                            --              --              --
                                                   ----------      ----------      ----------

    Total liabilities and shareholders' equity     $2,558,077       2,427,366       2,557,476
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


                                                                   Accumulated
                                                      Additional      Other                       Treasury
                                           Common       Paid-In    Comprehensive     Retained     Stock at
                                            Stock       Capital        Losses        Earnings       Cost        Total
                                          --------     --------       -------       ---------    ---------    --------
Balance at February 3, 2001               $     71     $673,122       $(5,874)      $ 227,735    $(117,377)   $777,677
                                          --------     --------       -------       ---------    ---------    --------

Comprehensive loss:
  Net loss                                      --           --            --         (11,492)          --
  Other comprehensive loss:
    Unrealized loss on
      available-for-sale securities
      (net of deferred tax benefit
      of $1,396)                                --           --        (1,968)             --           --
    Unrealized loss on derivative
      instrument (net of deferred
      tax benefit of $462)                      --           --          (649)             --           --

Total comprehensive loss                                                                                       (14,109)

Exercise of 446,418 common stock
  options (net of deferred tax benefit
  of $1,740)                                    --        9,709            --              --           --       9,709
                                          --------     --------       -------       ---------    ---------    --------

Balance at May 5, 2001                    $     71     $682,831       $(8,491)      $ 216,243    $(117,377)   $773,277
                                          ========     ========       =======       =========    =========    ========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)


----------------------------------------------------------------------------------------------
                                                                         13 weeks ended
                                                                  ----------------------------
                                                                  May 5, 2001    April 29,2000
                                                                  -----------    -------------
Cash flows from operating activities:
  Net loss                                                         $ (11,492)         (4,144)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
    Depreciation and amortization (including amortization of
      deferred financing fees)                                        37,144          33,313
    Loss on disposal of property and equipment                           671             108
    Increase in other long-term liabilities for scheduled rent
      increases in long-term leases                                    2,238           2,541
    Other expense, net                                                 5,385           2,534
    Equity in net loss of Barnes & Noble.com                          14,315          17,598
    Changes in operating assets and liabilities, net                (135,208)       (164,874)
                                                                   ---------       ---------
    Net cash flows from operating activities                         (86,947)       (112,924)
                                                                   ---------       ---------

Cash flows from investing activities:
  Purchases of property and equipment                                (12,982)        (15,823)
  Proceeds from the partial sale of Chapters Inc.                      6,072              --
  Acquisition of consolidated subsidiary                              (3,555)             --
  Purchase of investments                                             (2,500)         (8,000)
  Net increase in other noncurrent assets                             (9,490)         (4,513)
                                                                   ---------       ---------
    Net cash flows from investing activities                         (22,455)        (28,336)
                                                                   ---------       ---------

Cash flows from financing activities:
  Net increase (decrease) in revolving credit facility              (176,900)        165,800
  Proceeds from issuance of long-term debt                           300,000              --
  Proceeds from exercise of common stock options                       7,969             740
  Purchase of treasury stock through repurchase program                   --         (30,580)
                                                                   ---------       ---------
    Net cash flows from financing activities                         131,069         135,960
                                                                   ---------       ---------

Net increase (decrease) in cash and cash equivalents                  21,667          (5,300)

Cash and cash equivalents at beginning of period                      26,003          24,247
                                                                   ---------       ---------
Cash and cash equivalents at end of period                         $  47,670          18,947
                                                                   =========       =========

Changes in operating assets and liabilities, net:
  Receivables, net                                                 $   6,494            (181)
  Merchandise inventories                                            (16,955)        (59,644)
  Prepaid expenses and other current assets                           (2,398)          6,681
  Accounts payable and accrued liabilities                          (122,349)       (111,730)
                                                                   ---------       ---------
    Changes in operating assets and liabilities, net               $(135,208)       (164,874)
                                                                   =========       =========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                       $   9,304           4,590
    Income taxes                                                   $  27,540          36,632
Supplemental disclosure of subsidiaries acquired:
    Assets acquired                                                $   3,555
    Liabilities assumed                                                   --
                                                                   ---------
      Cash                                                         $   3,555
                                                                   =========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements For the
                  13 weeks ended May 5, 2001 and April 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)


The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly and majority-owned subsidiaries (collectively, the Company).

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 5, 2001 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 53 weeks ended February 3, 2001 (fiscal 2000). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 5, 2001 are not indicative of the results to be expected for the 52 weeks ending February 2, 2002.

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 82 percent, 83 percent and 82 percent of the Company's merchandise inventories as of May 5, 2001, April 29, 2000 and February 3, 2001, respectively. Merchandise inventories of Babbage's Etc. LLC and GameStop, Inc. (f/k/a Funco, Inc.) (Video Game & Entertainment Software) stores and Calendar Club represent 9 percent, 7 percent and 9 percent of merchandise inventories as of May 5, 2001, April 29, 2000 and February 3, 2001, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of May 5, 2001, April 29, 2000 and February 3, 2001.

(2)      Convertible Subordinated Notes

         In March of 2001, the Company announced the successful completion of the sale of $300,000, 5.25 percent convertible subordinated notes due March 15, 2009. The notes are convertible into the Company's common stock at a conversion price of $32.512 per share.

(3)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(4)      Income Taxes

         The tax provisions for the 13 weeks ended May 5, 2001 and April 29, 2000 are based upon management's estimate of the Company's annualized effective tax rate.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements For the
                  13 weeks ended May 5, 2001 and April 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)


(5)      Derivative Financial Instruments

         On February 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting SFAS 133 on the Company's consolidated financial statements was not material.

         Under an agreement expiring February 2, 2003, the Company uses an interest rate swap as a derivative to modify the interest characteristics of its outstanding floating rate long-term debt, to reduce its exposure to fluctuations in interest rates. The Company's accounting policy is based on its designation of such instruments as cash flow hedges. The Company does not enter into such contracts for speculative purposes. The swap has a notional amount of $55,000. The effective portion of the gain or loss on the derivative instrument is initially reported as a component of comprehensive loss in the Company's Statement of Shareholders' Equity, and later reflected in earnings in the period in which the related transactions occur. In the first quarter of 2001, the Company recorded an unrealized loss of $(649), net of taxes. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the derivative instrument. No ineffectiveness was recognized in the first quarter of fiscal 2001 related to these instruments.

(6)       Comprehensive loss

          Comprehensive loss is net loss, plus certain other items that are recorded directly to shareholders' equity. The only such items currently applicable to the Company are the unrealized losses on available-for-sale securities and derivative instruments, as follows:

                                                                      13 weeks ended
                                                               ----------------------------
                                                               May 5, 2001   April 29, 2000
                                                               -----------   --------------
Net loss                                                        $(11,492)        (4,144)
Other comprehensive loss:

  Unrealized losses on available-for-sale securities:
    Unrealized holding losses arising during the period           (2,524)        (5,296)
    Less: reclassification adjustment                                556             --
                                                                 --------        --------
  Net Unrealized losses, net of deferred income tax
    benefit of $1,396 and $3,757 respectively                     (1,968)        (5,296)
                                                                 --------        --------
  Unrealized loss on derivative instrument, net of
    deferred income tax benefit of $462 and $0, respectively        (649)            --
                                                                 --------        --------
Total comprehensive loss                                        $(14,109)        (9,440)
                                                                 ========        ========


                      BARNES & NOBLE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements For the
                  13 weeks ended May 5, 2001 and April 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)


(7)      Other Expense

         The following table sets forth the components of other expense, in thousands of dollars:

                                                      13 weeks ended
                                               ----------------------------
                                               May 5, 2001   April 29, 2000
                                               -----------   --------------
ABA legal and settlement costs(a)               $ (4,500)            --
Equity in net losses of iUniverse.com(b)          (1,020)        (2,534)
Equity in net losses of BOOK(R) magazine(c)         (200)            --
Gain on partial sale of Chapters Inc.(d)             335             --
                                                --------       --------

Total other expense                             $ (5,385)        (2,534)
                                                ========       ========

    (a) In the first quarter of fiscal 2001, the Company recorded a pre-tax charge of $4,500 in connection with a lawsuit brought by the American Booksellers Association (ABA). The charges included a settlement of $2,350 to be paid to the plaintiffs and approximately $2,150 in legal expenses incurred by the Company during the quarter.
    (b) In the first quarter of fiscal 2000, the Company held a 49 percent ownership interest in iUniverse.com. During fiscal 2000, the Company sold a portion of its investment in iUniverse.com decreasing its percentage ownership interest to 29 percent. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.
    (c) During fiscal 2000, the Company acquired an approximate 50 percent interest in BOOK(R) magazine for $4,802. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.
    (d) In the first quarter of fiscal 2001, the Company sold a portion of its investment in Chapters Inc. (Chapters) resulting in a pre-tax gain of $335.

(8)      Segment Information

         The Company's reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video game and entertainment software stores.

         Bookstores

         This segment includes 568 book "super" stores under the Barnes & Noble Booksellers, Bookstop and Bookstar names which generally offer a comprehensive title base, a cafe, a children's section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children's activities. This segment also includes 335 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore trade names. Additionally, this segment includes the operations of Calendar Club, the Company's majority-owned subsidiary. Calendar Club is an operator of seasonal calendar kiosks.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 13 weeks ended May 5, 2001 and April 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)


         Video Game and Entertainment Software Stores

         This segment includes 479 video game and entertainment software stores operated under the Babbage's and Software Etc. trade names, 501 stores under the FuncoLand and GameStop trade names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video game hardware and software and PC entertainment software.

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. Barnes & Noble evaluates the performance of its segments and allocates resources to them based on operating profit.

         Segment information for the 13 weeks ended May 5, 2001 and April 29, 2000 follows:

                 Sales                               May 5, 2001    April 29, 2000
--------------------------------------------         -----------    --------------

Bookstores                                            $  808,267         774,253
Video game and entertainment software stores             201,370         120,003
                                                      ----------       ---------
     Total                                            $1,009,637         894,256
                                                      ==========       =========

             Operating profit                        May 5, 2001    April 29, 2000
--------------------------------------------         -----------    --------------
Bookstores                                            $  16,673          22,125
Video game and entertainment software stores             (5,340)            697
                                                      ---------        --------
     Total                                            $  11,333          22,822
                                                      =========        ========

         Bookstores operating profit includes Calendar Club operating losses of approximately $2,014 and $1,500 for the 13 weeks ended May 5, 2001 and April 29, 2000, respectively.

         A reconciliation of operating profit reported by reportable segments to loss before income taxes in the consolidated financial statements for the 13 weeks ended May 5, 2001 and April 29, 2000 is as follows:

                                                 May 5, 2001      April 29, 2000
                                                 -----------      --------------
Reportable segments operating profit              $ 11,333            22,822
Interest, net                                      (11,277)           (9,773)
Equity in net loss of Barnes & Noble.com           (14,315)          (17,598)
Other expense                                       (5,385)           (2,534)
                                                  --------          --------
   Consolidated loss before income taxes          $(19,644)           (7,083)
                                                  ========          ========

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the 13 weeks ended May 5, 2001 and April 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)


(9)      Acquisition

         On March 19, 2001, Barnes & Noble, Inc. acquired SparkNotes, a publisher of academic, educational and informational materials for students for $3,555. The SparkNotes collection currently consists of over 600 study guides on high school and college level academic topics, including literature, history, economics, math and chemistry. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements.


(10)     Video Game & Entertainment Software Stores Incentive Plan

         To provide incentives to motivate, attract and retain key employees of the Video Game & Entertainment Software stores, Gamestop, Inc. has adopted an Incentive Plan (the Plan). The Plan is administered by the Compensation Committee of the Company's Board of Directors, the same committee that administers the Company's other Incentive Plans. The Plan reserves 20% of Gamestop's outstanding (nonvoting) common stock for grants as stock options (which, for tax purposes, may be either qualified "incentive stock options" or "nonqualified stock options"), restricted shares and other forms of incentive grants.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $47.7 million as of May 5, 2001 compared with $18.9 million as of April 29, 2000. During the 13 weeks ended May 5, 2001, retail earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $9.2 million to $48.1 million from $57.3 million during the comparable prior year period.

Merchandise inventories increased to $1,255.6 million as of May 5, 2001, compared with $1,162.1 million as of April 29, 2000. Approximately $30.4 million of the increase is due to the increase of Babbage's Etc. and GameStop, Inc. (f/k/a Funco, Inc.) (Video Game & Entertainment Software) inventory. The increase in book inventory of approximately $60.1 million supported the Company's 4.4% book sales growth, the opening of 31 Barnes & Noble stores over the last twelve months and the strategic increase in the distribution center standing inventory to over 750,000 in-stock titles available for shipping within 24 hours to both online customers and the retail store network.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $13.0 million and $15.8 million during the 13 weeks ended May 5, 2001 and April 29, 2000, respectively.

In March of 2001, the Company announced the successful completion of the sale of $300.0 million, 5.25 percent convertible subordinated notes due March 15, 2009, further strengthening its balance sheet. The notes are convertible into the Company's common stock at a conversion price of $32.512 per share.

Total debt increased 32.2% to $790.0 million as of May 5, 2001 from $597.4 million as of April 29, 2000. Average borrowings under the Company's senior credit facility and subordinated notes were $752.7 million and $584.3 million during the 13 weeks ended May 5, 2001 and April 29, 2000, respectively, and peaked at $870.0 million and $627.6 million during the same periods. The increase was primarily attributable to the funding of the acquisitions of Babbage's Etc. in October 1999 and Funco in June 2000 (the Acquisitions). As a result of the above transactions, the ratio of debt to equity increased to 1.02:1.00 as of May 5, 2001, compared with 0.74:1.00 as of April 29, 2000.

Based upon the Company's current operating levels, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 13-week periods ended May 5, 2001 and April 29, 2000.

Seasonality

         The Company's business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Christmas selling season.

Results of Operations

13 weeks ended May 5, 2001 compared with the 13 weeks ended April 29, 2000

Sales

During the 13 weeks ended May 5, 2001, the Company's sales increased $115.3 million or 12.9% to $1,009.6 million from $894.3 million during the 13 weeks ended April 29, 2000. Contributing to this improvement was an increase of $81.4 million from Video Game & Entertainment Software stores. During the first quarter, Barnes & Noble "super" store sales rose 6.7% to $738.6 million from $692.5 million during the same period a year ago and accounted for 73.2% of total Company sales or 91.4% of total bookstore sales.

During the first quarter, the 6.7% increase in Barnes & Noble bookstore sales was primarily attributable to a same store sales gain of 2.3% coupled with 31 new stores opened since April 29, 2000 which contributed to a 5.3% increase in square footage. Sales were strong across most book categories, particularly children's books, hardcover, bargain books and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes.

During the first quarter, B. Dalton sales declined 15.6% and represented 6.6% of total Company sales. The decrease was primarily a result of 54 store closings and a 13.8% reduction in its square footage since April 29, 2000. In addition,
B. Dalton's same store sales declined 1.8% during the first quarter.

During the first quarter, Video Game & Entertainment Software sales increased 67.8%. This increase was primarily attributable to the increase in the number of stores resulting from the acquisition of Funco as well as a same store sales gain of 13.2%.

During the first quarter, the Company opened two Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble bookstores to 568 with
13.4 million square feet. The Company closed four B. Dalton stores, ending the period with 335 B. Dalton stores and 1.3 million square feet. The Company opened seven GameStop stores, one smaller format store, closed two Babbage's stores and closed four FuncoLand stores, bringing its total to 980 video game and entertainment software stores with 1.5 million square feet. As of May 5, 2001, the Company operated 1,883 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended May 5, 2001, cost of sales and occupancy increased $96.4 million, or 14.7%, to $750.6 million from $654.2 million during the 13 weeks ended April 29, 2000 primarily due to growth in the Video Game & Entertainment Software segment as a result of the Acquisitions.
 As a percentage of sales, cost of sales and occupancy increased to 74.3% from 73.2% during the same period one year ago. This increase was primarily attributable to lower gross margins in the Video Game & Entertainment Software stores, partially offset by improved leverage on bookstore occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $28.9 million to $210.2 million during the 13 weeks ended May 5, 2001 from $181.3 million during the 13 weeks ended April 29, 2000 primarily due to growth in the Video Game & Entertainment Software segment as a result of the Acquisitions. During the first quarter, selling and administrative expenses increased as a percentage of sales to 20.8% from 20.3% during the prior year period.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $3.7 million, or 11.3%, to $36.7 million from $33.0 million during the same period last year. The increase was primarily the result of the increase in depreciation and amortization in the Video Game & Entertainment Software segment as a result of the Acquisitions, as well as depreciation related to the 31 new Barnes & Noble stores opened since April 29, 2000.

Pre-opening Expenses

Pre-opening expenses decreased $0.7 million, or 44.4%, to $0.8 million during the 13 weeks ended May 5, 2001 from $1.5 million for the 13 weeks ended April 29, 2000.

Operating Profit

The Company's consolidated operating profit decreased to $11.3 million during the 13 weeks ended May 5, 2001 from $24.3 million during the 13 weeks ended April 29, 2000.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased to $11.3 million during the 13 weeks ended May 5, 2001 from $9.8 million during the 13 weeks ended April 29, 2000. This increase was primarily the result of the increased borrowings used to support the Company's strategic growth initiatives including the Acquisitions.

Other Expense

Other expense of $5.4 million in the first quarter of 2001 was primarily due to $4.5 million in legal and settlement costs associated with the lawsuit brought by the American Booksellers Association (ABA) and $1.0 million in equity losses in iUniverse.com. Other expense of $2.5 million in the first quarter of 2000 was due to equity losses in iUniverse.com.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended May 5, 2001 was $8.2 million compared with $2.9 million during the 13 weeks ended April 29, 2000. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate was 41.5% for the first quarter of 2001 and 2000.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($11.5) million (or ($0.18) per share) during the 13 weeks ended May 5, 2001, compared with a net loss of ($4.1) million (or ($0.06) per share) during the 13 weeks ended April 29, 2000. Components of earnings per share are as follows:

                                                                 13 weeks ended
                                                          ----------------------------
                                                          May 5, 2001   April 29, 2000
                                                          -----------   --------------
Retail Earnings Per Share
       Bookstores                                          $   0.12           0.16
       Video Game & Entertainment Software stores             (0.10)         (0.02)
                                                           --------       --------
Retail EPS                                                 $   0.02           0.14

EPS Impact of Investing Activities
       Share of net losses of Barnes & Noble.com           $  (0.13)         (0.16)
       Share of net losses from other investments             (0.03)         (0.04)
                                                           --------       --------
Total Investing Activities                                 $  (0.16)         (0.20)

Other Adjustments
       ABA legal and settlement costs                      $  (0.04)           --
                                                           --------       --------
Total Other Adjustments                                    $  (0.04)           --

                                                           --------       --------
Consolidated EPS                                           $  (0.18)         (0.06)
                                                           ========       ========

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

                           PART II - OTHER INFORMATION






Item 1.  Legal Proceedings

         In March 1998, the American Booksellers Association (ABA) and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against the Company and Borders Group, Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. On March 20, 2001, the court granted the Company summary judgment dismissing all claims for damages under federal and state law. On April 19, 2001, the parties settled the litigation of all other remaining claims.

         For a more descriptive summary of the litigation and terms of the settlement, see Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 which was filed with the Securities and Exchange Commission (SEC) on May 4, 2001.


Item 2.  Changes in Securities and Use of Proceeds

         On March 14, 2001, the Company consummated the sale of its 5.25 percent convertible subordinated notes due March 15, 2009 (the Notes) in the aggregate principal amount of $275,000,000. Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as initial purchasers. The initial purchasers were granted a 30-day option to purchase up to an additional $25,000,000 principal amount of Notes, which option was exercised on March 30, 2001, bringing the total amount of the sale to $300,000,000.

         The Notes are convertible, in whole or in part, at any time prior to maturity, at the option of the holders, unless previously redeemed or repurchased, into shares of the Company's common stock, $0.001 par value per share, at a conversion price per share of $32.512, subject to adjustments. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after March 20, 2004, at premiums declining to par on March 15, 2008.

         The Notes are being issued under an Indenture, dated as of March 14, 2001, between the Company and United States Trust Company of New York, as Trustee.

         The Notes were offered to a limited number of purchasers pursuant to a private placement in accordance with Rule 144A under the Securities Act of 1933, as amended (the 1933 Act). The net proceeds to the Company of approximately $291,000,000 were used to reduce borrowings under the Company's existing senior credit facility.

         The Notes were issued in a transaction exempt from registration under the 1933 Act and may not be offered or sold in the United States absent registration with the SEC or the availability of an applicable exemption from such registration requirements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits filed with this Form 10-Q:

                  10.1     Indenture, dated as of March 14, 2001, between Barnes
                           & Noble, Inc. and United States Trust Company of New
                           York, as Trustee.*

                  10.2     Registration Rights Agreement, dated as of March 8,
                           2001, between Barnes & Noble, Inc. and Credit Suisse
                           First Boston Corporation and Merrill Lynch, Pierce,
                           Fenner & Smith Incorporated.*

                  10.3     Gamestop, Inc. (f/k/a Funco, Inc.) 2000 Incentive
                           Plan.

         (b) The following report on Form 8-K was filed during the Company's quarter ended May 5, 2001:

                  On March 22, 2001, the Company filed a Form 8-K under Item 5 reporting the consummated sale of its 5.25% Convertible Subordinated Notes due March 15, 2009.

* Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on March 22, 2001 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BARNES & NOBLE, INC.
--------------------
(Registrant)


By: /s/ Maureen O'Connell
   -----------------------
Maureen O'Connell
Chief Financial Officer


June 18, 2001