Form 10-Q
period 2001-08-04
BARNES & NOBLE INC
filed 2001-09-18
CIK 890491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 4, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number: 1-12302
                                                 -------

                              BARNES & NOBLE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  06-1196501
-----------------------------------------      ---------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

           122 Fifth Avenue, New York, NY                        10011
-----------------------------------------------------      ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of $.001 par value common stock outstanding as of August 31, 2001: 67,058,855.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES

                                 August 4, 2001

                               Index to Form 10-Q

                                                                                                Page No.
                                                                                                --------

PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Operations - For the 13 weeks and
                     26 weeks ended August 4, 2001 and July 29, 2000.......................         3

                  Consolidated Balance Sheets - August 4, 2001, July 29, 2000
                     and February 3, 2001..................................................         4

                  Consolidated Statement of Changes in Shareholders' Equity -
                     August 4, 2001........................................................         6

                  Consolidated Statements of Cash Flows - For the 26 weeks
                     ended August 4, 2001 and July 29, 2000................................         7

                  Notes to Consolidated Financial Statements...............................         8

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................        14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk...............       N/A

PART II -         OTHER INFORMATION

Item 1.           Legal Proceedings........................................................        21

Item 4.           Submission of Matters to a Vote of Security Holders......................        21

Item 6.           Exhibits and Reports on Form 8-K.........................................        21

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (thousands of dollars, except per share data)
                                   (unaudited)

                                                                   13 weeks ended                           26 weeks ended
                                                          ---------------------------------       ---------------------------------
                                                          August 4, 2001      July 29, 2000       August 4, 2001      July 29, 2000
                                                          --------------      -------------       --------------      -------------

Sales                                                      $  1,050,018             924,330           2,059,655           1,818,586
Cost of sales and occupancy                                     774,696             676,263           1,525,282           1,330,430
                                                           ------------        ------------        ------------        ------------
      Gross profit                                              275,322             248,067             534,373             488,156
                                                           ------------        ------------        ------------        ------------
Selling and administrative expenses                             214,691             192,214             424,861             374,993
Depreciation and amortization                                    36,560              34,562              73,283              67,567
Pre-opening expenses                                                896               1,848               1,721               3,331
                                                           ------------        ------------        ------------        ------------
      Operating profit                                           23,175              19,443              34,508              42,265
Interest (net of interest income of $31, $245, $499
   and $376, respectively) and amortization of
   deferred financing fees                                       (9,830)            (13,283)            (21,107)            (23,056)
Equity in net loss of Barnes & Noble.com                        (13,906)            (17,940)            (28,221)            (35,538)
Other expense, net                                               (2,328)             (3,000)             (7,713)             (5,534)
                                                           ------------        ------------        ------------        ------------
     Loss before benefit for income taxes                        (2,889)            (14,780)            (22,533)            (21,863)
Benefit for income taxes                                         (1,199)             (6,134)             (9,351)             (9,073)
                                                           ------------        ------------        ------------        ------------
      Net loss                                             $     (1,690)             (8,646)            (13,182)            (12,790)
                                                           ============        ============        ============        ============

Loss per common share
       Basic                                               $      (0.03)              (0.13)              (0.20)              (0.20)
       Diluted                                             $      (0.03)              (0.13)              (0.20)              (0.20)

Weighted average common shares outstanding
       Basic                                                 66,172,000          64,126,000          65,689,000          64,165,000
       Diluted                                               66,172,000          64,126,000          65,689,000          64,165,000

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (thousands of dollars, except per share data)

                                                            August 4,         July 29,        February 3,
                                                              2001              2000              2001
                                                           ----------        ----------       -----------
                                                                   (unaudited)

                      ASSETS

Current assets:
    Cash and cash equivalents                              $   26,107            33,294            26,003
    Receivables, net                                           83,466            68,950            84,505
    Merchandise inventories                                 1,267,082         1,121,094         1,238,618
    Prepaid expenses and other current assets                 103,686            70,046           106,127
                                                           ----------        ----------        ----------
      Total current assets                                  1,480,341         1,293,384         1,455,253
                                                           ----------        ----------        ----------

Property and equipment:
    Land and land improvements                                  3,247             3,247             3,247
    Buildings and leasehold improvements                      446,545           434,381           436,289
    Fixtures and equipment                                    725,998           625,523           682,444
                                                           ----------        ----------        ----------
                                                            1,175,790         1,063,151         1,121,980
     Less accumulated depreciation and amortization           626,937           492,632           555,760
                                                           ----------        ----------        ----------
      Net property and equipment                              548,853           570,519           566,220
                                                           ----------        ----------        ----------

Intangible assets, net                                        351,606           423,794           359,192
Investment in Barnes & Noble.com                              108,374           204,993           136,595
Other noncurrent assets                                        46,688            61,117            40,216
                                                           ----------        ----------        ----------

    Total assets                                           $2,535,862         2,553,807         2,557,476
                                                           ==========        ==========        ==========

                                                                     (Continued)

                     BARNES & NOBLE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (thousands of dollars, except per share data)

                                                          August 4,          July 29,          February 3,
                                                            2001               2000               2001
                                                         -----------        -----------        -----------
                                                                  (unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $   626,409            578,193            582,075
    Accrued liabilities                                      255,563            214,431            353,000
                                                         -----------        -----------        -----------
       Total current liabilities                             881,972            792,624            935,075
                                                         -----------        -----------        -----------

Long-term debt                                               676,300            745,000            666,900
Deferred income taxes                                         72,622            122,220             74,289
Other long-term liabilities                                  100,485             92,522            103,535

Shareholders' equity:
    Common stock; $.001 par value; 300,000,000
       shares authorized; 72,326,161, 69,696,902
       and 70,549,176 shares issued, respectively                 72                 70                 71
    Additional paid-in capital                               715,459            656,963            673,122
    Accumulated other comprehensive loss                      (8,224)            (5,126)            (5,874)
    Retained earnings                                        214,553            266,911            227,735
    Treasury stock, at cost, 5,504,700 shares               (117,377)          (117,377)          (117,377)
                                                         -----------        -----------        -----------
       Total shareholders' equity                            804,483            801,441            777,677
                                                         -----------        -----------        -----------

Commitments and contingencies                                     --                 --                 --
                                                         -----------        -----------        -----------

    Total liabilities and shareholders' equity           $ 2,535,862          2,553,807          2,557,476
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

                                                                             Accumulated
                                                               Additional      Other                       Treasury
                                                   Common       Paid-In     Comprehensive   Retained       Stock at
                                                   Stock        Capital        Losses       Earnings         Cost           Total
                                                  --------     ----------   -------------   ---------      ---------      --------

Balance at February 3, 2001                       $     71      $673,122      $ (5,874)     $ 227,735      $(117,377)     $777,677
                                                  --------      --------      --------      ---------      ---------      --------

Comprehensive loss:
  Net loss                                              --            --            --        (13,182)            --
  Other comprehensive loss:
     Unrealized loss on
       available-for-sale securities
       (net of deferred tax benefit of $1,122)          --            --        (1,583)            --             --
     Unrealized loss on derivative
       instrument (net of deferred tax
       benefit of $543)                                 --            --          (767)            --             --

Total comprehensive loss                                                                                                   (15,532)

Exercise of 1,776,985 common stock
     options (including deferred tax
     benefit of $12,071)                                 1        42,337            --             --             --        42,338
                                                  --------      --------      --------      ---------      ---------      --------

Balance at August 4, 2001                         $     72      $715,459      $ (8,224)     $ 214,553      $(117,377)     $804,483
                                                  ========      ========      ========      =========      =========      ========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)
                                   (unaudited)

                                                                                                26 weeks ended
                                                                                        --------------------------------
                                                                                        August 4, 2001     July 29, 2000
                                                                                        --------------     -------------

Cash flows from operating activities:
    Net loss                                                                               $ (13,182)         (12,790)
    Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization (including amortization of deferred
          financing fees)                                                                     74,251           68,067
       Loss on disposal of property and equipment                                                826              874
       Increase in other long-term liabilities for scheduled rent increases in
          long-term leases                                                                     3,326            5,092
       Other expense, net                                                                      7,713            5,534
       Equity in net loss of Barnes & Noble.com                                               28,221           35,538
       Changes in operating assets and liabilities, net                                      (78,200)        (167,427)
                                                                                           ---------        ---------
       Net cash flows from operating activities                                               22,955          (65,112)
                                                                                           ---------        ---------

Cash flows from investing activities:
    Acquisition of consolidated subsidiaries, net of cash received                            (3,747)        (148,492)
    Purchases of property and equipment                                                      (50,468)         (52,754)
    Proceeds from the partial sale of Chapters Inc.                                            6,072               --
    Purchase of investments                                                                   (4,047)          (8,000)
    Net increase in other noncurrent assets                                                  (10,328)          (1,370)
                                                                                           ---------        ---------
       Net cash flows from investing activities                                              (62,518)        (210,616)
                                                                                           ---------        ---------

Cash flows from financing activities:
    Net increase (decrease) in revolving credit facility                                    (290,600)         313,400
    Proceeds from issuance of long-term debt                                                 300,000               --
    Proceeds from exercise of common stock options
                                                                                              30,267            1,955
    Purchase of treasury stock through repurchase program                                         --          (30,580)
                                                                                           ---------        ---------
       Net cash flows from financing activities                                               39,667          284,775
                                                                                           ---------        ---------

Net increase in cash and cash equivalents                                                        104            9,047

Cash and cash equivalents at beginning of period                                              26,003           24,247
                                                                                           ---------        ---------
Cash and cash equivalents at end of period                                                 $  26,107           33,294
                                                                                           =========        =========

Changes in operating assets and liabilities, net:
    Receivables, net                                                                       $   1,039          (14,444)
    Merchandise inventories                                                                  (28,464)          10,021
    Prepaid expenses and other current assets                                                  2,441           (1,009)
    Accounts payable and accrued liabilities                                                 (53,216)        (161,995)
                                                                                           ---------        ---------
Changes in operating assets and liabilities, net                                           $ (78,200)        (167,427)
                                                                                           =========        =========

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                            $  15,889           14,970
       Income taxes                                                                        $  38,257           58,118
Supplemental disclosure of subsidiaries acquired:
       Assets acquired                                                                     $   3,747          180,140
       Liabilities assumed                                                                        --          (31,648)
                                                                                           ---------        ---------
              Cash                                                                         $   3,747          148,492
                                                                                           =========        =========

See accompanying notes to consolidated financial statements.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 4, 2001 and July 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly and majority-owned subsidiaries (collectively, the Company).

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 4, 2001 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 53 weeks ended February 3, 2001 (fiscal 2000). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 4, 2001 are not indicative of the results to be expected for the 52 weeks ending February 2, 2002 (fiscal 2001).

(1)      Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out
(FIFO) basis for 80 percent, 84 percent and 82 percent of the Company's merchandise inventories as of August 4, 2001, July 29, 2000 and February 3, 2001, respectively. Merchandise inventories of Babbage's Etc. LLC and GameStop, Inc. (f/k/a Funco, Inc.) (Video Game & Entertainment Software) stores and Calendar Club L.L.C. (Calendar Club) represent 12 percent, 7 percent and 9 percent of merchandise inventories as of August 4, 2001, July 29, 2000 and February 3, 2001, respectively, and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of August 4, 2001, July 29, 2000 and February 3, 2001.

(2)      Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)      Income Taxes

         The tax provisions for the 26 weeks ended August 4, 2001 and July 29, 2000 are based upon management's estimate of the Company's annualized effective tax rate.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 4, 2001 and July 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)

(4)      Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of the Company's fiscal year ending February 1, 2003. The Company has not yet determined what the effect of implementing these standards will be on its financial position and results of operations.

(5)      Derivative Financial Instruments

         On February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting SFAS No. 133 on the Company's consolidated financial statements was not material.

         Under an agreement expiring February 2, 2003, the Company uses an interest rate swap as a derivative to modify the interest characteristics of its outstanding floating rate long-term debt, to reduce its exposure to fluctuations in interest rates. The Company's accounting policy is based on its designation of such instruments as cash flow hedges. The Company does not enter into such contracts for speculative purposes. The swap has a notional amount of $55,000. The effective portion of the gain or loss on the derivative instrument is initially reported as a component of comprehensive loss in the Company's Statement of Shareholders' Equity, and later reflected in earnings in the period in which the related transactions occur. During the 26 weeks ended August 4, 2001, the Company recorded an unrealized loss of $(767), net of taxes. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the derivative instrument. No ineffectiveness was recognized in the first half of fiscal 2001 related to these instruments.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 4, 2001 and July 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)

(6)       Comprehensive Loss

          Comprehensive loss is net loss, plus certain other items that are recorded directly to shareholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on available-for-sale securities and derivative instruments, as follows:

                                                      13 weeks ended                26 weeks ended
                                               ----------------------------- -----------------------------
                                               August 4, 2001  July 29, 2000 August 4, 2001  July 29, 2000
                                               --------------  ------------- --------------  -------------

Net loss                                           $(1,690)        (8,646)       (13,182)       (12,790)
Other comprehensive earnings (loss):

    Unrealized gains (losses) on available-
         for-sale securities:
       Unrealized holding gains (losses)
         arising during the period, net of
         deferred income tax expense
         (benefit) of $273, $971, ($1,517)
         and ($2,786), respectively                    385          1,368         (2,139)        (3,928)
       Less: reclassification adjustment,
         net of deferred income tax
         expense of $0, $0, $395 and $0,
         respectively                                   --             --            556             --
                                                   -------        -------        -------        -------
                                                       385          1,368         (1,583)        (3,928)
                                                   -------        -------        -------        -------

    Unrealized loss on derivative
         instrument, net of deferred income
         tax (benefit) of ($83), $0, ($544)
         and $0, respectively                         (118)            --           (767)            --
                                                   -------        -------        -------        -------

Total comprehensive loss                           $(1,423)        (7,278)       (15,532)       (16,718)
                                                   =======        =======        =======        =======

(7)      Other Expense

         The following table sets forth the components of other expense, in thousands of dollars:

                                                      13 weeks ended                26 weeks ended
                                              ----------------------------- -----------------------------
                                              August 4, 2001  July 29, 2000 August 4, 2001  July 29, 2000
                                              --------------  ------------- --------------  -------------

Equity in net losses of iUniverse.com(a)          $  (873)        (3,000)        (1,893)        (5,534)
Equity in net losses of BOOK(R) magazine(b)          (750)            --           (950)            --
Equity in net losses of enews(c)                     (705)            --           (705)            --
ABA legal and settlement costs(d)                      --             --         (4,500)            --
Gain on partial sale of Chapters Inc.(e)               --             --            335             --
                                                  -------        -------        -------        -------
Total other expense                               $(2,328)        (3,000)        (7,713)        (5,534)
                                                  =======        =======        =======        =======

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 4, 2001 and July 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)

         (a) In the first half of fiscal 2000, the Company held a 49 percent ownership interest in iUniverse.com. During fiscal 2000, the Company sold a portion of its investment in iUniverse.com decreasing its percentage ownership interest to 29 percent. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

         (b) During fiscal 2000, the Company acquired an approximate 50 percent interest in BOOK(R) magazine for $4,802. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

         (c) In the first half of fiscal 2001, the Company acquired an approximate 49 percent interest in enews for $4,047. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

         (d) In the first quarter of fiscal 2001, the Company recorded a pre-tax charge of $4,500 in connection with a lawsuit brought by the American Booksellers Association (ABA). The charges included a settlement of $2,350 to be paid to the plaintiffs and approximately $2,150 in legal expenses incurred by the Company during the first quarter. (e) In the first quarter of fiscal 2001, the Company sold a portion of its investment in Chapters Inc. (Chapters) resulting in a pre-tax gain of $335.

(8)      Segment Information

         The Company's reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video game and entertainment software stores.

         Bookstores

         This segment includes 569 book "super" stores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a cafe, a children's section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children's activities. This segment also includes 331 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner's Bookstore trade names. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks.

         Video Game & Entertainment Software Stores

         This segment includes 457 Video Game & Entertainment Software stores operated under the Babbage's and Software Etc. trade names, 533 stores under the FuncoLand and GameStop trade names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video game hardware and software and PC entertainment software.

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. Barnes & Noble evaluates the performance of its segments and allocates resources to them based on operating profit.

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 4, 2001 and July 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)

         Segment information for the 13 weeks and 26 weeks ended August 4, 2001 and July 29, 2000 follows:

                                                 13 weeks ended                    26 weeks ended
                                         ------------------------------    ------------------------------
               Sales                     August 4, 2001   July 29, 2000    August 4, 2001   July 29, 2000
                                         --------------   -------------    --------------   -------------

Bookstores                                 $  843,212         797,008         1,651,479       1,571,261
Video Game & Entertainment
 Software stores                              206,806         127,322           408,176         247,325
                                           ----------        --------        ----------       ---------
     Total                                 $1,050,018         924,330         2,059,655       1,818,586
                                           ==========        ========        ==========       =========

                                                13 weeks ended                  26 weeks ended
                                        ------------------------------  -----------------------------
           Operating profit             August 4, 2001   July 29, 2000  August 4, 2001  July 29, 2000
                                        --------------   -------------  --------------  -------------

Bookstores                                 $ 25,337          26,923          42,011          49,048
Video Game & Entertainment
 Software stores                             (2,162)         (7,480)         (7,503)         (6,783)
                                           --------        --------        --------        --------
     Total                                 $ 23,175          19,443          34,508          42,265
                                           ========        ========        ========        ========

         Bookstores operating profit includes Calendar Club operating losses. These losses were approximately $2,725 and $1,502 for the 13 weeks ended August 4, 2001 and July 29, 2000, respectively, and $4,739 and $3,002 for the 26 weeks ended August 4, 2001 and July 29, 2000, respectively.

         A reconciliation of operating profit reported by reportable segments to loss before income taxes in the consolidated financial statements for the 13 weeks and 26 weeks ended August 4, 2001 and July 29, 2000 is as follows:

                                           13 weeks ended                  26 weeks ended
                                   ------------------------------  ------------------------------
                                   August 4, 2001   July 29, 2000  August 4, 2001   July 29, 2000
                                   --------------   -------------  --------------   -------------

Reportable segments
   operating profit                   $ 23,175          19,443          34,508          42,265
Interest, net                           (9,830)        (13,283)        (21,107)        (23,056)
Equity in net loss of Barnes &
   Noble.com                           (13,906)        (17,940)        (28,221)        (35,538)
Other expense                           (2,328)         (3,000)         (7,713)         (5,534)
                                      --------        --------        --------        --------
Consolidated loss before
   income taxes                       $ (2,889)        (14,780)        (22,533)        (21,863)
                                      ========        ========        ========        ========

                      BARNES & NOBLE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the 26 weeks ended August 4, 2001 and July 29, 2000
                  (thousands of dollars, except per share data)
                                   (unaudited)

(9)      Acquisition

         On March 19, 2001, Barnes & Noble, Inc. acquired SparkNotes, a publisher of academic, educational and informational materials for students for $3,747. The SparkNotes collection currently consists of over 600 study guides on high school and college level academic topics, including literature, history, economics, math and chemistry. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements.

(10)     Subsequent Events

         On August 24, 2001, the Company filed a registration statement for the Video Game & Entertainment Software segment (GameStop Corp.) to raise up to $325 million in an initial public offering. The Company anticipates using a portion of the proceeds to reduce inter-company debt and the remainder to capitalize GameStop Corp. for future growth.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company's cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $26.1 million as of August 4, 2001 compared with $33.3 million as of July 29, 2000. During the 26 weeks ended August 4, 2001, retail earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $2.0 million to $107.8 million from $109.8 million during the comparable prior year period.

Merchandise inventories increased $146.0 million, or 13.0%, to $1.267 billion as of August 4, 2001, compared with $1.121 billion as of July 29, 2000. The increase supported the Company's 13.3% sales growth, the opening of 27 Barnes & Noble stores and 46 Babbage's Etc. LLC and GameStop, Inc. (f/k/a Funco, Inc.) (Video Game & Entertainment Software) stores over the last twelve months.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $50.5 million and $52.8 million during the 26 weeks ended August 4, 2001 and July 29, 2000, respectively.

In March 2001, the Company issued $300.0 million, 5.25 percent convertible subordinated notes due March 15, 2009, further strengthening its balance sheet. The notes are convertible into the Company's common stock at a conversion price of $32.512 per share.

Total debt decreased 9.2% to $676.3 million as of August 4, 2001 from $745.0 million as of July 29, 2000. Average combined borrowings under the Company's senior credit facility and subordinated notes were $737.7 million and $642.6 million during the 26 weeks ended August 4, 2001 and July 29, 2000, respectively, and peaked at $870.0 million and $785.0 million during the same periods. The ratio of debt to equity decreased to 0.84:1.00 as of August 4, 2001 compared with 0.93:1.00 as of July 29, 2000. The reduced debt, which was accomplished during a period of 13.3% sales growth and a 13.0% increase in merchandise inventories, reflects strong cash flows from operations and the Company's commitment to working capital management and expense controls.

Based upon the Company's current operating levels, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 26-week periods ended August 4, 2001 and July 29, 2000.

Seasonality

The Company's business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the Holiday selling season.

Results of Operations

13 weeks ended August 4, 2001 and July 29, 2000

Sales

During the 13 weeks ended August 4, 2001, the Company's sales increased $125.7 million, or 13.6%, to $1.050 billion from $924.3 million during the 13 weeks ended July 29, 2000. Contributing to this improvement was an increase of $79.5 million from Video Game & Entertainment Software stores. During the second quarter, Barnes & Noble "super" store sales rose 8.3% to $772.5 million from $713.5 million during the same period a year ago and accounted for 73.6% of total Company sales or 91.6% of total bookstore sales.

During the second quarter, the 8.3% increase in Barnes & Noble "super" store sales was primarily attributable to a same store sales gain of 3.0% coupled with 27 new stores opened since July 29, 2000 which contributed to a 4.2% increase in square footage. Sales were strong across most book categories, particularly bargain books, hardcover, mass market and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes.

During the second quarter, B. Dalton sales declined 16.3% and represented 6.5% of total Company sales. The decrease was primarily a result of 48 store closings and a 12.8% reduction in its square footage since July 29, 2000. In addition, B. Dalton's same store sales declined 4.9% during the second quarter.

During the second quarter, Video Game & Entertainment Software sales increased 62.4%. This increase was primarily attributable to the same store sales gain of 33.1%, as well as the increase in the number of stores resulting from the acquisition of Funco in June 2000 and the 46 new stores opened since July 29, 2000.

During the second quarter, the Company opened four Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble bookstores to 569 with
13.5 million square feet. The Company closed four B. Dalton stores, ending the period with 331 B. Dalton stores and 1.3 million square feet. The Company opened 13 and closed three Video Game & Entertainment Software stores, bringing its total to 990 stores with 1.5 million square feet. As of August 4, 2001, the Company operated 1,890 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended August 4, 2001, cost of sales and occupancy increased $98.4 million, or 14.6%, to $774.7 million from $676.3 million during the 13 weeks ended July 29, 2000, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased to 73.8% from 73.2% during the same period one year ago. This increase was primarily attributable to lower gross margins in the Video Game & Entertainment Software stores, partially offset by improved leverage on bookstore occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $22.5 million to $214.7 million during the 13 weeks ended August 4, 2001 from $192.2 million during the 13 weeks ended July 29, 2000, primarily due to growth in the Video Game & Entertainment Software segment. During the second quarter, selling and administrative expenses decreased as a percentage of sales to 20.4% from 20.8% during the prior year period.

Depreciation and Amortization

During the second quarter, depreciation and amortization increased $2.0 million, or 5.8%, to $36.6 million from $34.6 million during the same period last year. The increase was primarily the result of the increase in depreciation and amortization in the Video Game & Entertainment Software segment.

Pre-opening Expenses

Pre-opening expenses decreased $0.9 million, or 51.5%, to $0.9 million during the 13 weeks ended August 4, 2001 from $1.8 million for the 13 weeks ended July 29, 2000.

Operating Profit

The Company's consolidated operating profit increased to $23.2 million during the 13 weeks ended August 4, 2001 from $19.4 million during the 13 weeks ended July 29, 2000.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $9.8 million during the 13 weeks ended August 4, 2001 from $13.3 million during the 13 weeks ended July 29, 2000. The decrease was primarily the result of lower interest rates on the Company's outstanding debt, partially through the issuance of the convertible subordinated notes sold in March 2001.

Other Expense

Other expense of $2.3 million in the second quarter of 2001 was due to $0.9 million in equity losses in iUniverse.com, $0.7 million in equity losses in BOOK(R) magazine and $0.7 million in equity losses in enews. Other expense of $3.0 million in the second quarter of 2000 was due to equity losses in iUniverse.com.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended August 4, 2001 was $1.2 million compared with $6.1 million during the 13 weeks ended July 29, 2000. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate was 41.5% for the second quarter of 2001 and 2000.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($1.7) million (or ($0.03) per share) during the 13 weeks ended August 4, 2001, compared with a net loss of ($8.6) million (or ($0.13) per share) during the 13 weeks ended July 29, 2000. Components of earnings per share are as follows:

                                                                              13 weeks ended
                                                                     ------------------------------
                                                                     August 4, 2001   July 29, 2000
                                                                     --------------   -------------

Retail Earnings Per Share
         Bookstores                                                      $ 0.21             0.19
         Video Game & Entertainment Software stores                       (0.06)           (0.12)
                                                                         ------           ------
Retail EPS                                                               $ 0.15             0.07

EPS Impact of Investing Activities
         Share of net losses of Barnes & Noble.com                       $(0.12)           (0.16)
         Share of net losses from other investments (including
             Calendar Club)                                               (0.06)           (0.04)
                                                                         ------           ------
Total Investing Activities                                               $(0.18)           (0.20)

                                                                         ------           ------
Consolidated EPS                                                         $(0.03)           (0.13)
                                                                         ======           ======

Results of Operations

26 weeks ended August 4, 2001 and July 29, 2000

Sales

Sales totaled $2.060 billion during the 26 weeks ended August 4, 2001, a 13.3% increase over sales of $1.819 billion during the 26 weeks ended July 29, 2000. Contributing to this improvement was an increase of $160.9 million from Video Game & Entertainment Software stores. During the 26 weeks ended August 4, 2001, Barnes & Noble "super" store sales rose 7.5% to $1.511 billion from $1.406 billion during the same period a year ago and accounted for 73.4% of total Company sales or 91.5% of total bookstore sales.

During the 26 weeks ended August 4, 2001, the 7.5% increase in Barnes & Noble "super" store sales was primarily attributable to a same store sales gain of 2.6% coupled with 27 new stores opened since July 29, 2000 which contributed a 4.2% increase in square footage. Sales were strong across most book categories, particularly bargain and educational books (teaching aids and workbooks for the growing home school market), as well as music and cafes.

During the 26 weeks ended August 4, 2001, B. Dalton sales declined 16.0% and represented 6.6% of total Company sales. The decrease was primarily a result of 48 store closings and a 12.8% reduction in its square footage since July 29, 2000. In addition, B. Dalton's same store sales decreased 3.4% during the first half of fiscal 2001.

During the first half of fiscal 2001, the Company opened six Barnes & Noble stores and closed six, bringing its total number of Barnes & Noble bookstores to 569 with 13.5 million square feet. The Company closed eight B. Dalton stores, ending the period with 331 B. Dalton stores and 1.3 million square feet. The Company opened 21 and closed nine Video Game & Entertainment Software stores, bringing its total to 990 stores with 1.5 million square feet. As of August 4, 2001, the Company operated 1,890 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 26 weeks ended August 4, 2001, cost of sales and occupancy increased $194.9 million, or 14.6%, to $1,525.3 million from $1,330.4 million during the 26 weeks ended July 29, 2000. As a percentage of sales, cost of sales and occupancy increased to 74.1% during fiscal 2001's first half from 73.2% during the same period last year. This increase was primarily attributable to lower gross margins in the Video Game & Entertainment Software segment, partially offset by improved leverage on bookstore occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $49.9 million, or 13.3%, to $424.9 million during the 26 weeks ended August 4, 2001 from $375.0 million during the 26 weeks ended July 29, 2000, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, selling and administrative expenses were 20.6% during the first half of fiscal 2001 and fiscal 2000.

Depreciation and Amortization

During the first half of fiscal 2001, depreciation and amortization increased $5.7 million, or 8.5%, to $73.3 million from $67.6 million during the same period last year. The increase was primarily the result of the increase in depreciation and amortization in the Video Game & Entertainment Software segment.

Pre-opening Expenses

Pre-opening expenses decreased $1.6 million, or 48.3%, to $1.7 million during the 26 weeks ended August 4, 2001 from $3.3 million for the 26 weeks ended July 29, 2000.

Operating Profit

The Company's consolidated operating profit decreased to $34.5 million during the 26 weeks ended August 4, 2001 from $42.3 million during the 26 weeks ended July 29, 2000.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $21.1 million during the 26 weeks ended August 4, 2001 from $23.1 million during the 26 weeks ended July 29, 2000. The decrease was primarily the result of lower interest rates on the Company's outstanding debt, partially through the issuance of the convertible subordinated notes sold in March 2001.

Other Expense

Other expense of $7.7 million in the first half of 2001 was primarily due to $4.5 million in legal and settlement costs associated with the lawsuit brought by the American Booksellers Association (ABA), $1.9 million in equity losses in iUniverse.com and $1.3 million in net losses in other investments. Other expense of $5.5 million in the first half of 2000 was due to equity losses in iUniverse.com.

Income Taxes

The benefit for income taxes during the 26 weeks ended August 4, 2001 was $9.4 million compared with $9.1 million during the 26 weeks ended July 29, 2000. Tax benefits were based upon management's estimate of the Company's annualized effective tax rates. The Company's effective tax rate was 41.5% for the first half of 2001 and 2000.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($13.2) million (or ($0.20) per share) during the 26 weeks ended August 4, 2001, compared with a net loss of ($12.8) million (or ($0.20) per share) during the 26 weeks ended July 29, 2000. Components of earnings per share are as follows:

                                                                          26 weeks ended
                                                                  ------------------------------
                                                                  August 4, 2001   July 29, 2000
                                                                  --------------   -------------

Retail Earnings Per Share
         Bookstores                                                   $ 0.33             0.35
         Video Game & Entertainment Software stores                    (0.16)           (0.14)
                                                                      ------           ------
Retail EPS                                                            $ 0.17             0.21

EPS Impact of Investing Activities
         Share of net losses of Barnes & Noble.com                    $(0.25)           (0.32)
         Share of net losses from other investments (including
              Calendar Club)                                           (0.08)           (0.09)
                                                                      ------           ------
Total Investing Activities                                            $(0.33)           (0.41)

Other Adjustments
         ABA legal and settlement costs                               $(0.04)              --
                                                                      ------           ------
Total Other Adjustments                                               $(0.04)              --

                                                                      ------           ------
Consolidated EPS                                                      $(0.20)           (0.20)
                                                                      ======           ======

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

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 11, 2001. At the close of business on the record date for the meeting (which was April 23, 2001), there were 65,401,406 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 59,271,520 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

         The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

       Nominee                  In Favor               Withheld
       -------                  --------               --------

Leonard Riggio                 58,777,221               494,299
Michael J. Del Giudice         58,790,868               480,652
William Sheluck, Jr.           58,796,928               474,592

         The Shareholders ratified the appointment of BDO Seidman, LLP as independent certified public accountants for the fiscal year ending February 2, 2002 by a vote of:

       In Favor            Against              Abstained
       --------            -------              ---------

      59,014,865           215,357                41,298

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits filed with this Form 10-Q:

                           None.

                  (b) No report on Form 8-K was filed during the Company's quarter ended August 4, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
-----------------------------------
(Registrant)


By: /s/Maureen O'Connell
    -------------------------------
Maureen O'Connell
Chief Financial Officer

September 18, 2001