Form 10-Q
period 2001-11-03
BARNES & NOBLE INC
filed 2001-12-17
CIK 890491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-12302

BARNES & NOBLE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1196501

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

122 Fifth Avenue, New York, NY	10011

(Address of Principal Executive Offices)	(Zip Code)

(212) 633-3300

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Number of shares of $.001 par value common stock outstanding as of November 30, 2001: 67,189,565.

BARNES & NOBLE, INC. AND SUBSIDIARIES

November 3, 2001

Index to Form 10-Q

		Page No.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations — For the 13 weeks and 39 weeks ended November 3, 2001 and October 28, 2000	3

	Consolidated Balance Sheets — November 3, 2001, October 28, 2000 and February 3, 2001	4

	Consolidated Statement of Changes in Shareholders’ Equity — November 3, 2001	6

	Consolidated Statements of Cash Flows — For the 39 weeks ended November 3, 2001 and October 28, 2000	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Sales	$995,605	951,834	3,055,260	2,770,420

Cost of sales and occupancy	733,811	692,963	2,259,093	2,023,393

Gross profit	261,794	258,871	796,167	747,027

Selling and administrative expenses	206,675	192,310	631,536	567,303

Depreciation and amortization	36,477	37,032	109,760	104,599

Pre-opening expenses	3,314	2,755	5,035	6,086

Operating profit	15,328	26,774	49,836	69,039

Interest (net of interest income of $269, $496, $768 and $872, respectively) and amortization of deferred financing fees	(8,285)	(15,008)	(29,392)	(38,064)

Equity in net loss of Barnes & Noble.com	(13,865)	(18,901)	(42,086)	(54,439)

Other expense, net	(4,812)	(1,715)	(12,525)	(7,249)

Loss before benefit for
income taxes	(11,634)	(8,850)	(34,167)	(30,713)

Benefit for income taxes	(4,828)	(3,673)	(14,179)	(12,746)

Net loss	$(6,806)	(5,177)	(19,988)	(17,967)

Loss per common share

Basic	$(0.10)	(0.08)	(0.30)	(0.28)

Diluted	$(0.10)	(0.08)	(0.30)	(0.28)

Weighted average common shares outstanding

Basic	67,021,000	64,226,000	66,133,000	64,185,000

Diluted	67,021,000	64,226,000	66,133,000	64,185,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	November 3,	October 28,	February 3,
	2001	2000	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$25,097	36,609	26,003

Receivables, net	119,022	88,294	84,505

Merchandise inventories	1,591,583	1,454,945	1,238,618

Prepaid expenses and other current assets	106,473	72,575	106,127

Total current assets	1,842,175	1,652,423	1,455,253

Property and equipment:

Land and land improvements	3,247	3,247	3,247

Buildings and leasehold improvements	452,895	438,114	436,289

Fixtures and equipment	762,552	658,887	682,444

	1,218,694	1,100,248	1,121,980

Less accumulated depreciation and amortization	653,231	522,387	555,760

Net property and equipment	565,463	577,861	566,220

Intangible assets, net	346,042	420,136	359,192

Investment in Barnes & Noble.com	94,509	186,092	136,595

Other noncurrent assets	38,550	63,322	40,216

Total assets	$2,886,739	2,899,834	2,557,476

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	November 3,	October 28,	February 3,
	2001	2000	2001

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$894,955	865,203	582,075

Accrued liabilities	240,456	196,631	353,000

Total current liabilities	1,135,411	1,061,834	935,075

Long-term debt	775,100	820,300	666,900

Deferred income taxes	68,733	123,491	74,289

Other long-term liabilities	105,432	94,776	103,535

Shareholders’ equity:

Common stock; $.001 par value; 300,000,000 shares authorized; 72,667,730, 69,814,985 and 70,549,176 shares issued, respectively	73	70	71

Additional paid-in capital	725,326	658,340	673,122

Accumulated other comprehensive loss	(13,706)	(3,334)	(5,874)

Retained earnings	207,747	261,734	227,735

Treasury stock, at cost, 5,504,700 shares	(117,377)	(117,377)	(117,377)

Total shareholders’ equity	802,063	799,433	777,677

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,886,739	2,899,834	2,557,476

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders Equity
(thousands of dollars, except per share data)
(unaudited)

		Additional	Accumulated Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 3, 2001	$71	$673,122	$(5,874)	$227,735	$(117,377)	$777,677

Comprehensive loss:

Net loss	—	—	—	(19,988)	—

Other comprehensive loss:

Unrealized loss on available-for-sale securities (net of deferred tax benefit of $4,626)	—	—	(6,521)	—	—

Unrealized loss on derivative instrument (net of deferred tax benefit of $928)	—	—	(1,311)	—	—

Total comprehensive loss						(27,820)

Exercise of 2,118,554 common stock options (including deferred tax benefit of $14,321)	2	52,204	—	—	—	52,206

Balance at November 3, 2001	$73	$725,326	$(13,706)	$207,747	$(117,377)	$802,063

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	39 weeks ended

	November 3, 2001	October 28, 2000

Cash flows from operating activities:

Net loss	$(19,988)	(17,967)

Adjustments to reconcile net loss to net cash flows from
operating activities:

Depreciation and amortization (including amortization of deferred financing fees)	111,280	105,387

Loss on disposal of property and equipment	990	1,977

Increase in other long-term liabilities for scheduled rent increases in long-term leases	4,618	7,422

Other expense, net	12,525	7,249

Equity in net loss of Barnes & Noble.com	42,086	54,439

Changes in operating assets and liabilities, net	(182,632)	(253,300)

Net cash flows from operating activities	(31,121)	(94,793)

Cash flows from investing activities:

Acquisition of consolidated subsidiaries, net of cash received	(3,747)	(148,492)

Purchases of property and equipment	(100,569)	(94,573)

Proceeds from the partial sale of investments	6,072	2,962

Purchase of investments	(4,966)	(8,000)

Net increase in other noncurrent assets	(12,660)	(5,477)

Net cash flows from investing activities	(115,870)	(253,580)

Cash flows from financing activities:

Net increase (decrease) in revolving credit facility	(191,800)	388,700

Proceeds from issuance of long-term debt	300,000	—

Proceeds from exercise of common stock options	37,885	2,615

Purchase of treasury stock through repurchase program	—	(30,580)

Net cash flows from financing activities	146,085	360,735

Net increase (decrease) in cash and cash equivalents	(906)	12,362

Cash and cash equivalents at beginning of period	26,003	24,247

Cash and cash equivalents at end of period	$25,097	36,609

Changes in operating assets and liabilities, net:

Receivables, net	$(34,517)	(33,788)

Merchandise inventories	(352,965)	(323,830)

Prepaid expenses and other current assets	(346)	(3,538)

Accounts payable and accrued liabilities	205,196	107,856

Changes in operating assets and liabilities, net	$(182,632)	(253,300)

Supplemental cash flow information:

Cash paid during the period for:

Interest	$27,132	31,756

Income taxes	$42,540	72,396

Supplemental disclosure of subsidiaries acquired:

Assets acquired	$3,747	180,140

Liabilities assumed	—	(31,648)

Cash	$3,747	148,492

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its wholly and majority-owned subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 3, 2001 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 53 weeks ended February 3, 2001 (fiscal 2000). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 3, 2001 are not indicative of the results to be expected for the 52 weeks ending February 2, 2002 (fiscal 2001).

(1)  Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 76 percent, 79 percent and 82 percent of the Company’s merchandise inventories as of November 3, 2001, October 28, 2000 and February 3, 2001, respectively. Merchandise inventories of Babbage’s Etc. LLC and GameStop, Inc. (f/k/a Funco, Inc.) (Video Game & Entertainment Software) stores and Calendar Club L.L.C. (Calendar Club) represent 16 percent, 11 percent and 9 percent of merchandise inventories as of November 3, 2001, October 28, 2000 and February 3, 2001, respectively, and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged for all periods presented.

(2)  Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)  Income Taxes

         The tax provisions for the 39 weeks ended November 3, 2001 and October 28, 2000 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

(4)  Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of the Company’s fiscal year ending February 1, 2003. The Company has not yet determined what the effect of implementing these standards will be on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new guidance resolves significant implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 supersedes SFAS No. 121, but it retains its fundamental provisions. SFAS No. 144 retains the requirement of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS No. 144 is not recoverable from its undiscounted cash flows and exceeds its fair value. It also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt its provisions in the first quarter of the Company’s fiscal year ending February 1, 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position and results of operations.

(5)  Derivative Financial Instruments

         On February 4, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting SFAS No. 133 on the Company’s consolidated financial statements was not material.

         Under an agreement expiring February 2, 2003, the Company uses an interest rate swap as a derivative to modify the interest characteristics of its outstanding floating rate long-term debt, to reduce its exposure to fluctuations in interest rates. The Company’s accounting policy is based on its designation of such instruments as cash flow hedges. The Company does not enter into such contracts for speculative purposes. The swap has a notional amount of $55,000. The effective portion of the gain or loss on the derivative instrument is initially reported as a component of comprehensive loss in the Company’s Statement of Shareholders’ Equity, and later reflected in earnings in the period in which the related transactions occur. During the 39 weeks ended November 3, 2001, the Company recorded an unrealized loss of $(1,311), net of taxes. Ineffectiveness results when gains

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

and losses on the hedged item are not completely offset by gains and losses in the derivative instrument. No ineffectiveness was recognized during the 39 weeks ended November 3, 2001 related to these instruments.

(6) Comprehensive Loss

         Comprehensive loss is net loss, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are the unrealized gains (losses) on available-for-sale securities and derivative instruments, as follows:

	13 weeks ended		39 weeks ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net loss	$(6,806)	(5,177)	(19,988)	(17,967)

Other comprehensive earnings (loss):

Unrealized gains (losses) on
available-for-sale securities:

Unrealized holding gains (losses) arising during the period, net of deferred income tax expense (benefit) of ($3,503), $1,271, ($5,020) and ($1,402), respectively	(4,938)	1,792	(7,077)	(2,136)

Less: reclassification adjustment, net of deferred income tax expense of $0, $0, $395 and $0, respectively	—	—	556	—

	(4,938)	1,792	(6,521)	(2,136)

Unrealized loss on derivative instrument, net of deferred income tax (benefit) of ($384), $0, ($930) and $0, respectively	(544)	—	(1,311)	—

Total comprehensive loss	$(12,288)	(3,385)	(27,820)	(20,103)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

(7) Other Expense

         The following table sets forth the components of other expense, in thousands of dollars:

	13 weeks ended		39 weeks ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Equity in net losses of iUniverse.com (a)	$(2,414)	(2,041)	(4,307)	(7,575)

Equity in net losses of enews (b)	(1,648)	—	(2,353)	—

Equity in net losses of BOOK® magazine (c)	(750)	—	(1,700)	—

ABA legal and settlement costs (d)	—	—	(4,500)	—

Gain on partial sale of Chapters Inc. (e)	—	—	335	—

Gain on partial sale of iUniverse.com (a)	—	326	—	326

Total other expense	$(4,812)	(1,715)	(12,525)	(7,249)

(a)	In the first half of fiscal 2000, the Company held a 49 percent ownership interest in iUniverse.com. During fiscal 2000, the Company sold a portion of its investment in iUniverse.com decreasing its percentage ownership interest to 29 percent. This transaction resulted in a pre-tax gain of $326. In October 2001, the Company’s percentage ownership interest was diluted to 22 percent as a result of an additional investment made by the majority owner. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

(b)	During fiscal 2001, the Company acquired an approximate 49 percent interest in enews for $4,966. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

(c)	During fiscal 2000, the Company acquired an approximate 50 percent interest in BOOK® magazine for $1,754. In addition, the Company issued a loan to BOOK® magazine for $2,945. The investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets.

(d)	In the first quarter of fiscal 2001, the Company recorded a pre-tax charge of $4,500 in connection with a lawsuit brought by the American Booksellers Association (ABA). The charges included a settlement of $2,350 to be paid to the plaintiffs and approximately $2,150 in legal expenses incurred by the Company during the first quarter.

(e)	In the first quarter of fiscal 2001, the Company sold a portion of its investment in Chapters Inc. (Chapters) resulting in a pre-tax gain of $335.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

(8)  Segment Information

         The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video game and entertainment software stores.

         Bookstores

         This segment includes 582 book “super” stores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 328 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks.

         Video Game & Entertainment Software Stores

         This segment includes 1,011 Video Game & Entertainment Software stores operated under the Babbage’s, Software Etc., FuncoLand and GameStop trade names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video game hardware and software and PC entertainment software.

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. Barnes & Noble evaluates the performance of its segments and allocates resources to them based on operating profit.

         Segment information for the 13 weeks and 39 weeks ended November 3, 2001 and October 28, 2000 follows:

	13 weeks ended		39 weeks ended

Sales	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Bookstores	$796,594	768,650	2,448,073	2,339,911

Video Game & Entertainment Software stores	199,011	183,184	607,187	430,509

Total	$995,605	951,834	3,055,260	2,770,420

         Bookstore sales include Calendar Club sales of $5,551 and $0 for the 13 weeks ended November 3, 2001 and October 28, 2000, respectively, and $6,083 and $0 for the 39 weeks ended November 3, 2001 and October 28, 2000, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended

Operating profit	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Bookstores	$9,637	28,228	51,648	77,275

Video Game & Entertainment Software stores	5,691	(1,454)	(1,812)	(8,236)

Total	$15,328	26,774	49,836	69,039

         Bookstores operating profit includes Calendar Club operating losses. These losses were approximately $3,217 and $1,428 for the 13 weeks ended November 3, 2001 and October 28, 2000, respectively, and $7,956 and $4,430 for the 39 weeks ended November 3, 2001 and October 28, 2000, respectively.

         A reconciliation of operating profit reported by reportable segments to loss before income taxes in the consolidated financial statements for the 13 weeks and 39 weeks ended November 3, 2001 and October 28, 2000 is as follows:

	13 weeks ended		39 weeks ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Reportable segments operating profit	$15,328	26,774	49,836	69,039

Interest, net	(8,285)	(15,008)	(29,392)	(38,064)

Equity in net loss of Barnes & Noble.com	(13,865)	(18,901)	(42,086)	(54,439)

Other expense, net	(4,812)	(1,715)	(12,525)	(7,249)

Consolidated loss before income taxes	$(11,634)	(8,850)	(34,167)	(30,713)

(9)  Video Game & Entertainment Software Stores Incentive Plan

         As previously reported, to provide incentives to motivate, attract and retain key employees of the Video Game & Entertainment Software stores, Gamestop, Inc. adopted an Incentive Plan (the Plan). The Plan is administered by the Compensation Committee of the Company’s Board of Directors, the same committee that administers the Company’s other Incentive Plans. The Plan reserves 20 percent of Gamestop’s outstanding (nonvoting) common stock for grants as stock options (which, for tax purposes, may be either qualified “incentive stock options” or “nonqualified stock options”), restricted shares and other forms of incentive grants. As of November 3, 2001, options for substantially all of the reserved shares under the Plan were issued and outstanding.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 3, 2001 and October 28, 2000
(thousands of dollars, except per share data)
(unaudited)

(10)  Recent Events

         On August 24, 2001, the Company filed a registration statement for the Video Game & Entertainment Software segment (GameStop Corp.) to raise up to $325,000 in an initial public offering. The Company anticipates using a portion of the proceeds to reduce inter-company debt and the remainder to capitalize GameStop Corp. for future growth.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $25.1 million as of November 3, 2001 compared with $36.6 million as of October 28, 2000. During the 39 weeks ended November 3, 2001, retail earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $14.0 million to $159.6 million from $173.6 million during the comparable prior year period.

Merchandise inventories increased $136.6 million, or 9.4%, to $1.592 billion as of November 3, 2001, compared with $1.455 billion as of October 28, 2000. The increase supported the Company’s 10.3% sales growth, the opening of 36 Barnes & Noble stores and 65 Babbage’s Etc. LLC and GameStop, Inc. (f/k/a Funco, Inc.) (Video Game & Entertainment Software) stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $100.6 million and $94.6 million during the 39 weeks ended November 3, 2001 and October 28, 2000, respectively.

In March 2001, the Company issued $300.0 million, 5.25 percent convertible subordinated notes due March 15, 2009, further strengthening its balance sheet. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

Total debt decreased 5.5% to $775.1 million as of November 3, 2001 from $820.3 million as of October 28, 2000. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $723.2 million and $680.1 million during the 39 weeks ended November 3, 2001 and October 28, 2000, respectively, and peaked at $870.0 million and $843.5 million during the same periods. The ratio of debt to equity decreased to 0.97:1.00 as of November 3, 2001 compared with 1.03:1.00 as of October 28, 2000. The reduced debt, which was accomplished during a period of 10.3% sales growth and a 9.4% increase in merchandise inventories, reflects strong cash flows from operations and the Company’s commitment to working capital management and expense controls.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its $850.0 million senior credit facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 39-week periods ended November 3, 2001 and October 28, 2000.

Seasonality

         The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the Holiday selling season.

Results of Operations

13 weeks ended November 3, 2001 and October 28, 2000

Sales

During the 13 weeks ended November 3, 2001, the Company’s sales increased $43.8 million, or 4.6%, to $995.6 million from $951.8 million during the 13 weeks ended October 28, 2000. Contributing to this improvement was an increase of $15.8 million from Video Game & Entertainment Software stores. During the third quarter, Barnes & Noble “super” store sales rose 5.0% to $724.6 million from $689.9 million during the same period a year ago and accounted for 72.8% of total Company sales or 91.0% of total bookstore sales.

During the third quarter, the 5.0% increase in Barnes & Noble “super” store sales was primarily attributable to the opening of 36 new stores since October 28, 2000 which contributed to a 5.6% increase in square footage. Barnes & Noble comparable “super” store sales were up 0.2% during the third quarter.

During the third quarter, B. Dalton sales declined 16.3% and represented 6.3% of total Company sales. The decrease was primarily a result of 51 store closings and a 13.2% reduction in its square footage since October 28, 2000. In addition, B. Dalton’s same store sales declined 5.1% during the third quarter.

During the third quarter, Video Game & Entertainment Software sales increased 8.6%. This increase was primarily attributable to the same store sales gain of 3.6% and the 65 new stores opened since October 28, 2000.

During the third quarter, the Company opened 18 Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble bookstores to 582 with 13.9 million square feet. The Company opened one B. Dalton store and closed four, ending the period with 328 B. Dalton stores and 1.3 million square feet. The Company opened 23 Video Game & Entertainment Software stores and closed two, bringing its total to 1,011 stores with 1.6 million square feet. As of November 3, 2001, the Company operated 1,921 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended November 3, 2001, cost of sales and occupancy increased $40.8 million, or 5.9%, to $733.8 million from $693.0 million during the 13 weeks ended October 28, 2000. As a percentage of sales, cost of sales and occupancy increased to 73.7% from 72.8% during the same period one year ago. This increase was primarily attributable to lower gross margins in the bookstore segment due to the increased spending by Readers Advantage™ members.

Selling and Administrative Expenses

Selling and administrative expenses increased $14.4 million, or 7.5%, to $206.7 million during the 13 weeks ended November 3, 2001 from $192.3 million during the 13 weeks ended October 28, 2000, primarily due to the increase in bookstore expenses from the opening of 36 Barnes & Noble stores since October 28, 2000. During the third quarter, selling and administrative expenses increased as a percentage of sales to 20.8% from 20.2% during the prior year period.

Depreciation and Amortization

During the third quarter, depreciation and amortization decreased $0.5 million, or 1.5%, to $36.5 million from $37.0 million during the same period last year.

Pre-opening Expenses

Pre-opening expenses increased $0.5 million, or 20.3%, to $3.3 million during the 13 weeks ended November 3, 2001 from $2.8 million for the 13 weeks ended October 28, 2000. The increase was due to the opening of 18 Barnes & Noble stores during the third quarter of fiscal 2001 compared with nine new stores during the same period of fiscal 2000.

Operating Profit

The Company’s consolidated operating profit decreased to $15.3 million during the 13 weeks ended November 3, 2001 from $26.8 million during the 13 weeks ended October 28, 2000.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $8.3 million during the 13 weeks ended November 3, 2001 from $15.0 million during the 13 weeks ended October 28, 2000. The decrease was primarily the result of reduced borrowings and lower interest rates on the Company’s outstanding debt, partially through the issuance of the convertible subordinated notes sold in March 2001.

Other Expense

Other expense of $4.8 million in the third quarter of 2001 was due to $2.4 million in equity losses in iUniverse.com, $0.8 million in equity losses in BOOK® magazine and $1.6 million in equity losses in enews. Other expense of $1.7 million in the third quarter of 2000 was due to $2.0 million in equity losses in iUniverse.com, partially offset by a one-time gain of $0.3 million from the partial sale of iUniverse.com.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended November 3, 2001 was $4.8 million compared with $3.7 million during the 13 weeks ended October 28, 2000. Tax benefits were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 41.5% for the third quarter of 2001 and 2000.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($6.8) million (or ($0.10) per share) during the 13 weeks ended November 3, 2001, compared with a net loss of ($5.2) million (or ($0.08) per share) during the 13 weeks ended October 28, 2000. Components of earnings per share are as follows:

	13 weeks ended

	November 3, 2001	October 28, 2000

Retail Earnings Per Share

Bookstores	$0.08	0.20

Video Game & Entertainment Software stores	0.01	(0.08)

Retail EPS	$0.09	0.12

EPS Impact of Investing Activities

Share of net losses of Barnes & Noble.com	$(0.12)	(0.17)

Share of net losses from other investments (including Calendar Club)	(0.07)	(0.03)

Total Investing Activities	$(0.19)	(0.20)

Consolidated EPS	$(0.10)	(0.08)

Results of Operations

39 weeks ended November 3, 2001 and October 28, 2000

Sales

Sales totaled $3.055 billion during the 39 weeks ended November 3, 2001, a 10.3% increase over sales of $2.770 billion during the 39 weeks ended October 28, 2000. Contributing to this improvement was an increase of $176.7 million from Video Game & Entertainment Software stores. During the 39 weeks ended November 3, 2001, Barnes & Noble “super” store sales rose 6.7% to $2.236 billion from $2.096 billion during the same period a year ago and accounted for 73.2% of total Company sales or 91.3% of total bookstore sales.

During the 39 weeks ended November 3, 2001, the 6.7% increase in Barnes & Noble “super” store sales was primarily attributable to a same store sales gain of 1.8% coupled with 36 new stores opened since October 28, 2000 which contributed a 5.6% increase in square footage.

During the 39 weeks ended November 3, 2001, B. Dalton sales declined 16.1% and represented 6.5% of total Company sales. The decrease was primarily a result of 51 store closings and a 13.2% reduction in its square footage since October 28, 2000. In addition, B. Dalton’s same store sales decreased 3.9% during the 39 weeks ended November 3, 2001.

During the 39 weeks ended November 3, 2001, the Company opened 24 Barnes & Noble stores and closed 11, bringing its total number of Barnes & Noble bookstores to 582 with 13.9 million square feet. The Company opened one B. Dalton store and closed 12, ending the period with 328 B. Dalton stores and 1.3 million square feet. The Company opened 44 Video Game & Entertainment Software stores and closed 11, bringing its total to 1,011 stores with 1.6 million square feet. As of November 3, 2001, the Company operated 1,921 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 39 weeks ended November 3, 2001, cost of sales and occupancy increased $235.7 million, or 11.7%, to $2,259.1 million from $2,023.4 million during the 39 weeks ended October 28, 2000, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased to 73.9% during the 39 weeks ended November 3, 2001 from 73.0% during the same period last year. This increase was primarily attributable to the lower gross margins in the bookstore segment due to the increased spending by Readers’ Advantage™ members and lower gross margins in the Video Game & Entertainment Software segment, partially offset by improved leverage on bookstore occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $64.2 million, or 11.3%, to $631.5 million during the 39 weeks ended November 3, 2001 from $567.3 million during the 39 weeks ended October 28, 2000, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 36 Barnes & Noble stores since October 28, 2000. As a percentage of sales, selling and administrative expenses increased to 20.7% during the 39 weeks ended November 3, 2001 from 20.5% during the same period last year.

Depreciation and Amortization

During the 39 weeks ended November 3, 2001, depreciation and amortization increased $5.2 million, or 4.9%, to $109.8 million from $104.6 million during the same period last year. The increase was primarily the result of the increase in depreciation and amortization in the Video Game & Entertainment Software segment.

Pre-opening Expenses

Pre-opening expenses decreased $1.1 million, or 17.3%, to $5.0 million during the 39 weeks ended November 3, 2001 from $6.1 million for the 39 weeks ended October 28, 2000. Due to management’s expense control efforts, pre-opening expenses declined while opening 24 Barnes & Noble stores during the 39 weeks ended November 3, 2001, compared with 20 new stores during the same period of fiscal 2000.

Operating Profit

The Company’s consolidated operating profit decreased to $49.8 million during the 39 weeks ended November 3, 2001 from $69.0 million during the 39 weeks ended October 28, 2000.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $29.4 million during the 39 weeks ended November 3, 2001 from $38.1 million during the 39 weeks ended October 28, 2000. The decrease was primarily the result of reduced borrowings and lower interest rates on the Company’s outstanding debt, partially through the issuance of the convertible subordinated notes sold in March 2001.

Other Expense

Other expense of $12.5 million for the 39 weeks ended November 3, 2001 was due to $4.5 million in legal and settlement costs associated with the lawsuit brought by the American Booksellers Association (ABA), $4.3 million in equity losses in iUniverse.com, $1.7 million in equity losses in BOOK® magazine and $2.3 million in equity losses in enews, partially offset by a one-time gain of $0.3 million from the partial sale of Chapters. Other expense of $7.2 million for the 39 weeks ended October 28, 2000 was due to $7.5 million in equity losses in iUniverse.com, partially offset by a one-time gain of $0.3 million from the partial sale of iUniverse.com.

Income Taxes

The benefit for income taxes during the 39 weeks ended November 3, 2001 was $14.2 million compared with $12.7 million during the 39 weeks ended October 28, 2000. Tax benefits were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 41.5% for fiscal 2001 and 2000.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($20.0) million (or ($0.30) per share) during the 39 weeks ended November 3, 2001, compared with a net loss of ($18.0) million (or ($0.28) per share) during the 39 weeks ended October 28, 2000. Components of earnings per share are as follows:

	39 weeks ended

	November 3, 2001	October 28, 2000

Retail Earnings Per Share
Bookstores	$0.41	0.55

Video Game &
Entertainment Software stores	(0.16)	(0.22)

Retail EPS	$0.25	0.33

EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.37)	(0.50)

Share of net losses from other investments (including Calendar Club)	(0.14)	(0.11)

Total Investing Activities	$(0.51)	(0.61)

Other Adjustments
ABA legal and settlement costs	$(0.04)	—

Total Other Adjustments	$(0.04)	—

Consolidated EPS	$(0.30)	(0.28)

Disclosure Regarding Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher than anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company’s control. In addition, the video game market has historically been cyclical in nature and dependent upon the introduction of new generation systems and related interactive software. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         There have been no material developments with respect to previously reported legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed with this Form 10-Q:

None.

(b)	No report on Form 8-K was filed during the Company’s quarter ended November 3, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By: /s/ Maureen O’Connell Maureen O’Connell Chief Financial Officer

December 17, 2001