Form 10-K
period 2002-02-02
BARNES & NOBLE INC
filed 2002-05-01
CIK 890491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

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

Registrant’s telephone number, including area code: (212) 633-3300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	New York Stock Exchange

(Title of Class)	(Name of Exchange on

which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,672,201,713 based upon the closing market price of $30.99 per share of Common Stock on the New York Stock Exchange as of March 28, 2002.

Number of shares of $.001 par value Common Stock outstanding as of March 28, 2002: 67,289,009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended February 2, 2002 are incorporated by reference into Parts II and IV.

			Page
		PART I

Item	1.	Business	4

Item	2.	Properties	16

Item	3.	Legal Proceedings	17

Item	4.	Submission of Matters to a Vote of Security Holders	18

		PART II

Item	5.	Market for Registrant’s Common Equity and Related Stockholder Matters	19

Item	6.	Selected Financial Data	19

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item	7a	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item	8.	Financial Statements and Supplementary Data	20

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

		PART III

Item	10.	Directors and Executive Officers of the Registrant	20

Item	11.	Executive Compensation	20

Item	12.	Security Ownership of Certain Beneficial Owners and Management	20

Item	13.	Certain Relationships and Related Transactions	21

		PART IV

Item	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	21

PART I

ITEM 1. BUSINESS

General

         Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller*, as of February 2, 2002 operated 896 bookstores and 1,038 video-game and entertainment-software stores. Of the 896 bookstores, 591 operate under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names (40 of which were opened in the year ended February 2, 2002) and 305 operate under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. Through its approximate 36 percent interest in barnesandnoble.com llc (Barnes & Noble.com), the Company is one of the largest sellers of books on the Internet. In October 1999, the Company acquired Babbage’s Etc. LLC (Babbage’s Etc.), one of the nation’s largest video-game and entertainment-software specialty retailers. In June 2000, the Company acquired Funco, Inc. (Funco), a Minneapolis-based electronic games retailer. Through a corporate restructuring, Babbage’s Etc. became a wholly owned subsidiary of Funco and Funco’s name was changed to GameStop, Inc. As a result of these transactions, the Company became the nation’s largest video-game and PC-entertainment software specialty retailer, operating 1,038 video-game and entertainment-software stores as of February 2, 2002 under the GameStop, Babbage’s, Software Etc. and FuncoLand trade names, a Web site, gamestop.com, and Game Informer, one of the largest multi-platform video-game magazines, with circulation of over 415,000 subscribers (collectively, GameStop or Video Game & Entertainment Software). In February 2002, the Company completed an initial public offering of its GameStop business, reducing the Company’s ownership interest to approximately 63%.

         The Company’s principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books and magazines. These collectively account for substantially all of the Company’s bookstore sales. During fiscal 2001, the Company’s share of the consumer book market was approximately 16 percent. Bestsellers represent only 3 percent of the Barnes & Noble store sales.

         The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal year ended February 2, 2002 (fiscal 2001) was comprised of 52 weeks and the fiscal year ended February 3, 2001 (fiscal 2000) was comprised of 53 weeks.

         The Company’s sales increased $494.6 million or 11.3% during fiscal 2001 to $4.870 billion from $4.376 billion during fiscal 2000. Contributing to this improvement was an increase of $363.8 million from GameStop store sales.

*	Based upon sales reported in trade publications and public filings.

Barnes & Noble Bookstores

         General

         Barnes & Noble is the nation’s largest operator of bookstores* with 591 Barnes & Noble bookstores located in 49 states and the District of Columbia as of February 2, 2002. With more than 35 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical bookstore offers a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble bookstore an active part of its community.

         Barnes & Noble bookstores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble bookstores opened during fiscal 2001 added 0.8 million square feet to the Barnes & Noble bookstore base, bringing the total square footage to 14.2 million square feet, a six percent increase over the prior fiscal year. Fiscal 2001 sales from Barnes & Noble bookstores, which contributed 89.6 percent of the Company’s total bookstore sales, increased 6.0% to $3.359 billion from $3.170 billion in fiscal 2000. The Company plans to open between 40 and 45 Barnes & Noble bookstores in the fiscal year ending February 1, 2003 (fiscal 2002), which are expected to average 26,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble bookstores are:

         Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of February 2, 2002, Barnes & Noble had stores in 150 of the total 210 DMA (Designated Market Area) markets. In 67 of the 150 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble bookstores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

         Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 to 200,000 titles, and has access to one million titles for immediate delivery. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers represent only 3 percent of Barnes & Noble bookstore sales. Complementing this extensive on-site selection, all Barnes & Noble bookstores provide customers with access to the millions of books available to online shoppers while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

         Store Design and Ambiance. Many of the Barnes & Noble bookstores create a comfortable atmosphere with ample public space; a café offering, among other things, sandwiches and bakery items; and public restrooms. The cafés, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the bookstores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as gift, game, music, video, DVD and children’s sections, to meet customers’ changing tastes and needs. These offerings and services have helped to make many of the stores neighborhood institutions.

*	Based upon sales reported in trade publications and public filings.

         Music Departments. Many of the Barnes & Noble bookstores have music departments, which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock and an extensive collection of DVD’s, tailored to the tastes of the Company’s core customers. Listening stations are available for customers to preview selected compact discs.

         Discount Pricing. Barnes & Noble bookstores employ an aggressive nationwide discount pricing strategy. The current pricing is 30 percent off publishers’ suggested retail prices for hardcover bestsellers, 30 percent off paperback bestsellers and 20 percent off select feature titles in departments such as children’s books and computer books. The Company believes that its pricing strategies enable the Company to increase the discount on the books its customers buy most often while bringing the Company closer to online pricing.

         The Company also offers Readers’ Advantage™ memberships which entitle the customer to receive a 10 percent discount in the Company’s stores and a 5 percent discount on the Barnes & Noble.com Web site. Readers’ Advantage™ also offers other benefits and invitations to member-only events.

         Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children’s storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, word-of-mouth publicity and media coverage. The Company also supports communities through efforts on behalf of local non-profit organizations that focus on literacy, the arts or education (K-12). In addition, the Company is the exclusive book sponsor of the Poets & Writers organization, and a co-sponsor with the Anti-Defamation League of a nationwide campaign, “Close the Book on Hate,” which encourages adults to begin a dialogue with young children on combating prejudice.

         Merchandising and Marketing

         The Company’s merchandising strategy for its Barnes & Noble bookstores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 200,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than 3.0 million titles. It includes catalogued sales rankings of over 1.0 million titles in over 150 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve higher in-stock positions and better productivity at the store level through efficiencies in receiving, cashiering and returns processing.

         Store Locations and Properties

         The Company’s experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers or freestanding buildings. The Company has successfully converted existing structures such as old movie theaters, bowling alleys, power plants and landmark buildings into bookstores.

         The number of Barnes & Noble stores located in each state and the District of Columbia as of February 2, 2002 are listed below:

	NUMBER		NUMBER
STATE	OF STORES	STATE	OF STORES

Alabama	5	Missouri	9

Alaska	1	Montana	3

Arizona	14	Nebraska	4

Arkansas	2	Nevada	4

California	79	New Hampshire	4

Colorado	13	New Jersey	21

Connecticut	11	New Mexico	2

Delaware	1	New York	38

Dist. Of Columbia	2	North Carolina	15

Florida	40	North Dakota	2

Georgia	13	Ohio	17

Hawaii	1	Oklahoma	5

Idaho	3	Oregon	8

Illinois	26	Pennsylvania	23

Indiana	9	Rhode Island	1

Iowa	4	South Carolina	9

Kansas	4	South Dakota	1

Kentucky	6	Tennessee	9

Louisiana	7	Texas	54

Maine	1	Utah	8

Maryland	10	Vermont	1

Massachusetts	18	Virginia	19

Michigan	18	Washington	17

Minnesota	17	Wisconsin	9

Mississippi	2	Wyoming	1

Expansion

         According to Veronis, Suhler & Associates Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 2.4%, from approximately $17.8 billion in 2000 to approximately $20.0 billion in 2005. The Company believes Barnes & Noble bookstores offer the greatest opportunity to increase the Company’s share of the expanding consumer book market. The Company expects to open approximately 40 to 45 new stores during fiscal 2002. All stores will be opened under the Barnes & Noble Booksellers trade name and management positions in those stores are expected to be filled mostly by employees from existing stores.

B. Dalton Bookstores

         General

         The Company is the second largest operator of mall bookstores in the United States.* During fiscal 2001, B. Dalton (including Doubleday and Scribner’s) generated sales of approximately $310.3 million, or 8.3% of the Company’s total bookstore sales, compared with $372.2 million, or 10.3% of total bookstore sales during fiscal 2000.

         Most of the 305 B. Dalton stores range in size from 2,000 to 6,000 square feet. These stores stock between 20,000 and 25,000 titles. B. Dalton generally discounts hardcover and paperback bestsellers at 30% off the publishers’ suggested retail prices. B. Dalton also offers Readers’ Advantage™, a membership loyalty program which gives members additional discounts and other benefits. The Company’s eight Doubleday bookstores and one Scribner’s bookstore utilize a more upscale format in select shopping malls and place a greater emphasis on hardcover and gift books.

         The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores as leases come up for renewal. In fiscal 2001, the Company closed 35 B. Dalton stores.

         Merchandising and Marketing

         Each B. Dalton store carries a selection of core titles within a variety of popular subject categories such as business, computers, cooking and reference, which are supplemented by new releases, bestsellers and other titles specially selected to meet local interests and demands. B. Dalton’s merchandise strategy is to expand title assortments within categories it believes have significant growth potential, such as children’s books, mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), publishers’ remainders and other bargain books including the Company’s self-published books. B. Dalton’s product offerings are tailored to attract shoppers interested in movies, television talk show topics and current events.

*	Based upon sales reported in trade publications and public filings.

         Store Locations and Properties

         Approximately 89 percent of B. Dalton stores are located in enclosed regional shopping malls. The remaining stores are located in strip shopping centers and central business districts. Lease renewals for B. Dalton stores are made after an extensive review of financial results, demographic data, mall tenants, location within the mall and competitive factors.

         The number of B. Dalton stores located in each state and the District of Columbia as of February 2, 2002 are listed below:

	NUMBER		NUMBER
STATE	OF STORES	STATE	OF STORES

Alabama	1	Montana	1

Arizona	8	Nebraska	1

Arkansas	1	Nevada	3

California	42	New Hampshire	2

Colorado	3	New Jersey	9

Connecticut	3	New Mexico	2

Dist. Of Columbia	1	New York	10

Florida	15	North Carolina	6

Georgia	9	North Dakota	3

Idaho	3	Ohio	15

Illinois	15	Oklahoma	1

Indiana	5	Oregon	4

Iowa	6	Pennsylvania	13

Kansas	5	South Carolina	3

Kentucky	2	South Dakota	1

Louisiana	7	Tennessee	1

Maine	2	Texas	19

Maryland	6	Utah	5

Massachusetts	4	Virginia	10

Michigan	14	Washington	11

Minnesota	15	West Virginia	1

Mississippi	1	Wisconsin	5

Missouri	9	Wyoming	2

Barnes & Noble.com

         General

         In 1998, the Company and Bertelsmann AG (Bertelsmann) completed the formation of a limited liability company to operate the online retail bookselling operations of the Company’s wholly owned subsidiary, barnesandnoble.com inc. The new entity, barnesandnoble.com llc (Barnes & Noble.com), was formed by combining the online bookselling operations of the Company with funds contributed by the international media company Bertelsmann, one of the largest integrated media companies in the world. In 1999, Barnes & Noble.com Inc. completed an initial public offering (IPO) of 28.75 million shares of Class A Common Stock and used the proceeds to purchase a 20 percent interest in Barnes & Noble.com. As a result, the Company and Bertelsmann each retained a 40 percent interest in Barnes & Noble.com from the date of the IPO through November 2000. In November 2000, Barnes & Noble.com acquired Fatbrain.com, Inc. (Fatbrain), the then third largest online bookseller. Barnes & Noble.com issued shares of its common stock to Fatbrain shareholders. As a result of this merger, the Company and Bertelsmann each retained an approximate 36 percent interest in Barnes & Noble.com. Accordingly, the Company’s share in the net loss of Barnes & Noble.com was 40 percent from the beginning of fiscal 2000 through November 2000 and approximately 36 percent thereafter.

         Barnes & Noble.com is a leading online retailer of knowledge, information, education and entertainment-related products. Since opening its online store in March 1997, Barnes & Noble.com has attracted more than 11.2 million customers in 228 countries. In addition to books, the Barnes & Noble.com Web site, www.bn.com, sells music, DVD/video and magazine subscriptions. Barnes & Noble.com’s online bookstore includes the largest-in-stock selection of in-print book titles with access to one million titles for immediate delivery and supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. Barnes & Noble.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

         According to Jupiter Media Metrix, in January 2002, Barnes & Noble.com’s Web site was the fifth-most-trafficked shopping site and was among the top 50 largest Web properties on the Internet. Co-marketing agreements with major Web portals such as AOL, Yahoo! and MSN as well as content sites have extended Barnes & Noble.com’s brand and increased consumer exposure to its site. Barnes & Noble.com has also established a network of remote storefronts across the Internet by creating direct links with more than 512,000 affiliate Web sites.

GameStop Stores

         General

         As a result of its acquisitions of Babbage’s Etc. and Funco in October 1999 and June 2000, respectively, the Company is the nation’s largest video-game and PC-entertainment software specialty retailer.* As of February 2, 2002, the Company operated 1,038 video-game and entertainment-software stores located in 49 states, Puerto Rico and Guam. The Company’s video-game and entertainment-software stores range in size from 500 to 5,000 square feet (averaging 1,500 square feet) depending upon market demographics. Stores feature video-game hardware and software, PC-entertainment software and a multitude of accessories. The Company operates stores under the GameStop, Babbage’s, Software Etc. and FuncoLand trade names, a Web site, gamestop.com and Game Informer magazine.

         Of the 1,038 stores, 542 stores are located in shopping malls and other locations and 496 stores are located in strip centers. Mall stores carry primarily new video-game hardware, video-game software and accessories and PC-entertainment software, as well as a limited selection of used video game products. Strip center stores carry a balanced mix of new and used video-game products and, in selected stores, PC-entertainment software. The used video-game products provide a unique value proposition to customers, and the Company’s purchasing of video-game products provides customers with an opportunity to trade in their used video-game products for store credits and apply those credits towards other merchandise, which, in turn, drives more sales.

         On February 19, 2002, the Company successfully completed an initial public offering for GameStop Corp., GameStop’s parent company, raising net proceeds of approximately $348.0 million. A portion of those proceeds was used to repay $250.0 million of indebtedness to the Company, with the

*	Based upon sales reported in trade publications and public filings.

Company contributing the remaining (approximately $150.0 million) indebtedness to GameStop Corp. as additional paid-in-capital. The balance of the proceeds (approximately $98.0 million) is being used for GameStop Corp. working capital and general corporate purposes. The Company retained an approximate 63% interest in GameStop Corp.

         Merchandising and Marketing

         The mall stores primarily focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release. The strip center stores also serve the electronic game enthusiast, but focus on serving the value-oriented customer by offering a wide selection of value-priced used video-game products and the opportunity to trade in used video-game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales.

         Store Locations and Properties

         GameStop’s stores are mainly in prime locations in regional shopping malls, strip centers or other high traffic locations in markets with desirable demographics. All new stores, lease renewals, relocations and major remodels are evaluated on the basis of their return on investment, strategic positioning and condition of the market.

         The number of video-game and entertainment-software stores located in each state, the Commonwealth of Puerto Rico and Guam as of February 2, 2002 are listed below:

	NUMBER		NUMBER
STATE	OF STORES	STATE	OF STORES

Alabama	9	Montana	4

Alaska	3	Nebraska	3

Arizona	19	Nevada	6

Arkansas	4	New Hampshire	6

California	114	New Jersey	54

Colorado	14	New Mexico	4

Connecticut	17	New York	55

Delaware	3	North Carolina	21

Florida	33	North Dakota	4

Georgia	21	Ohio	54

Guam	1	Oklahoma	9

Hawaii	9	Oregon	6

Idaho	2	Pennsylvania	61

Illinois	51	Puerto Rico	9

Indiana	18	Rhode Island	1

Iowa	9	South Carolina	11

Kansas	5	South Dakota	2

Kentucky	15	Tennessee	19

Louisiana	11	Texas	98

Maine	1	Utah	9

Maryland	30	Virginia	35

Massachusetts	26	Vermont	1

Michigan	49	Washington	27

Minnesota	22	West Virginia	8

Mississippi	4	Wisconsin	20

Missouri	21

         Expansion

         GameStop intends to continue to open new strip center stores in targeted markets and new mall stores in selected mall locations. GameStop opened 74 new stores in fiscal 2001 and 65 new stores in fiscal 2000. GameStop plans on opening approximately 150 to 200 new stores in fiscal 2002. The primary growth vehicle will be the expansion of the strip center store base, which could grow to over 2,000 stores in the United States. GameStop’s strategy is to open clusters of strip center stores in targeted major metropolitan markets under the GameStop brand name. GameStop analyzes each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available.

         Industry experts believe that the electronic game industry is at the beginning stage of a new expansion cycle. International Data Corporation, an industry forecaster, forecasts that domestic sales of new video-game products will increase at a compound annual growth rate of approximately 47.5 percent over the next three years. In addition, Interactive Digital Software Association estimates that 60 percent of all Americans, or approximately 145 million people, play video or computer games on a regular basis.

Other Strategies

         Proprietary Publishing. Barnes & Noble differentiates its product offerings from those of its competitors by publishing books under its own imprints for sale in its retail stores and through Barnes & Noble.com’s online book sales. As part of this activity, Barnes & Noble licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. With publishing and distribution rights to nearly 4,000 titles, Barnes & Noble Books offers customers high quality books at exceptional values. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to the customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

Strategic Investments

         The Company maintains equity investments in iUniverse.com (an Internet publishing portal), BOOK® magazine (a leading magazine on book reviews and other book-related information) and enews, inc. (an Internet marketer of magazine subscriptions). The Company also owns a 74 percent interest in Calendar Club L.L.C., an operator of seasonal calendar kiosks.

Store Operations

         The Company has seasoned management teams for its Barnes & Noble, B. Dalton and GameStop stores, including those for real estate, merchandising and store operations. Field management includes regional directors and district managers supervising multiple store locations.

         Each Barnes & Noble store generally employs a manager, two assistant managers and approximately 50 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. Each GameStop store generally employs a manager, one or two assistant managers and between two and 10 game advisors, most of whom are part-time employees. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full- and part-time booksellers. The large employee base provides the Company with experienced booksellers and interactive gaming experts to fill positions in the Company’s new Barnes & Noble and GameStop stores.

The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

         Field management for all of the Company’s bookstores and GameStop stores, including regional directors, district managers and store managers, participate in a bonus program tied to sales. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

         Barnes & Noble, B. Dalton and GameStop have in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller and game advisor. Store managers attend annual merchandising conferences every fall, and district managers participate in semi-annual training and merchandising conferences. GameStop’s training program incorporates an element of on-the-job training where existing store managers train new store managers in all areas of store operations. Barnes & Noble and B. Dalton store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids available at each bookstore.

Purchasing

         Barnes & Noble’s buyers negotiate terms, discounts and cooperative advertising allowances with publishers for all of the Company’s bookstores. The Company’s distribution center enables it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has teams of buyers who specialize in customizing inventory for each of the Company’s bookselling strategies. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network.

         The Company purchases books on a regular basis from over 1,700 publishers and approximately 45 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 44 percent of the Company’s book purchases during fiscal 2001, and no single supplier accounted for more than 15 percent of the Company’s purchases during this period. Consistent with retail book industry practice, substantially all of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

         Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers’ cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. However, these limitations are mitigated by the substantial number of titles available (over 3.0 million), the Company’s ability to maximize available discounts and its well-established relationships with publishers, which are enhanced by the Company’s significant purchasing volume.

         Publishers periodically offer their excess inventory in the form of remainder books to book retailers and wholesalers through an auction process which generally favors booksellers such as the Company who are able to buy substantial quantities. These books are generally purchased in large quantities at favorable prices and are then sold to consumers at significant discounts off publishers’ list prices.

         GameStop purchases substantially all of its video-game and entertainment-software products from approximately 85 manufacturers and software publishers and approximately five distributors.

Purchases from the top five vendors (including publishers and distributors) accounted for approximately 49 percent of the GameStop store purchases and only Sony, Microsoft and Electronic Arts (which accounted for 25 percent, 11 percent and 11 percent, respectively) accounted for more than 10 percent of GameStop’s new product purchases during fiscal 2001. GameStop has established price protections and return privileges with its primary vendors in order to reduce the risk of inventory obsolescence. In addition, GameStop has no purchase contracts with trade vendors and conducts business on an order-by-order basis, a practice that is typical throughout the industry. GameStop believes that maintaining and strengthening its long-term relationships with its vendors is essential to its operations and continued expansion. GameStop believes it has very good relations with its vendors.

Distribution

         The Company has invested significant capital in its systems and technology, by building new platforms, implementing new software applications and maintaining efficient distribution centers. As of February 2, 2002, the Company’s book distribution centers had over one million square feet. Historically, the Company had replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. The Company now sources more of its inventory through the distribution centers, which has increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores.

         Barnes & Noble.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. As a result, Barnes & Noble.com’s Board of Directors approved the transfer of the Reno warehouse lease and the sale of inventory located in Reno to the Company at cost. In addition, the Company intends to refurbish the facility. The Company’s Board of Directors also approved the Company’s assumption of the lease, which expires in 2010, and the hiring of all of the employees at the Reno facility. The Company intends to use the Reno facility to facilitate distribution to its current and future West Coast stores. The Reno lease assignment and the transfer of the Reno facility to the Company is expected to be completed during the first half of fiscal 2002.

         GameStop operates a 200,000-square-foot distribution center in Grapevine, Texas, which provides the majority of products to its stores. By operating with a centralized distribution facility, GameStop effectively controls and minimizes inventory levels. Technologically advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support its first-to-market distribution network, GameStop utilizes the services of 15 off-site, third-party operated distribution centers that pick up products from suppliers, repackage the products for the stores and ships those products to the stores by package carriers. GameStop’s ability to rapidly process incoming shipments of new release titles and distribute them to all of its stores, either that day or by the next morning, enables GameStop to meet peak demand and replenish stores at least twice a week.

Management Information and Control Systems

         The Company has focused a majority of its information resources on strategically positioning and implementing systems to support store operations, merchandising and finance. BookMaster, the Company’s bookstore inventory management system, integrates point-of-sale features that utilize a proprietary data-warehouse based replenishment system. BookMaster enhances communications and real-time access to the Company’s network of bookstores, distribution center and wholesalers. In addition, the implementation of just-in-time replenishment has provided for more rapid replenishment of books to all of the Company’s bookstores, resulting in higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing.

         GameStop’s proprietary inventory management system and point of sale technology shows daily sales and in-store stock by title by store. Systems in place use this data to automatically generate replenishment shipments to each store from its distribution center, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. GameStop’s call lists and reservation system also provide its centralized buying staff with information to determine order size and inventory management for store-by-store inventory allocation. GameStop constantly reviews and edits its merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs. GameStop uses a centralized PC network-based information system based in its corporate offices, in order to minimize initial outlay of capital while allowing for flexibility and growth as operations expand.

         The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

Competition

         The retail book business is highly competitive. The Company competes in the superstores business with Borders Group, Inc. (Borders) and Books-a-Million. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstores face direct competition from the Walden division of Borders, as well as regional chains and superstores. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books.

         The video-game and entertainment-software industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. GameStop competes with mass merchants and regional chains, including Wal-Mart, Kmart and Target, other video-game and PC-software specialty stores located in malls and other locations, including Electronics Boutique, toy retail chains, including Toys ‘R’ Us and KB Toys, mail-order businesses, catalogs, direct sales by software publishers, online retailers, and computer product and consumer electronics superstores, including Best Buy and Circuit City. In addition, video games are available for rental from many video stores and can be downloaded from interactive sites accessible on the Internet and may also be distributed through other methods which may emerge in the future. GameStop also competes with sellers of previously played video game merchandise. Some of GameStop’s competitors in the video game business have longer operating histories and may have significantly greater financial resources than the Company. Additionally, GameStop competes with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

         The Company also faces competition from the Internet. The online commerce market is rapidly evolving and intensely competitive, having few barriers to entry. The Company believes that many small Web sites and several large Web sites currently offer and sell most of the same products the Company offers. Moreover, companies that control access to Internet commerce transactions through network access or Web browsers currently promote, and will likely continue to promote, certain of the Company’s competitors. The Company is aware that some of its competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company.

Trademarks and Servicemarks

         B. Dalton Bookseller, Bookstar, Readers’ Advantage, Book$avers, GameStop, Game Informer, Babbage’s and FuncoLand are Company-owned service marks registered with the United States Patent and Trademark Office. Barnes & Noble, Doubleday Book Shops and Scribner’s Bookstores are federally registered service marks which have been licensed to the Company under long-term license agreements which are royalty-free. These license agreements provide the Company with the exclusive right to use the Doubleday and Scribner’s service marks only in connection with the retail sale of books.

Seasonality

         The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the holiday selling season. The Company has now reported operating profit for 23 consecutive quarters.

Employees

         The Company’s bookstores cultivate a culture of outgoing, helpful and knowledgeable employees. GameStop’s stores cultivate a work environment that attracts knowledgeable employees who are actively interested in video games and entertainment software. As of February 2, 2002, the Company had approximately 37,000 full- and part-time booksellers. As of February 2, 2002, GameStop employed approximately 8,000 full- and part-time employees in its stores. The Company’s employees are not represented by unions and the Company believes that its relationship with its employees is excellent.

ITEM 2. PROPERTIES

         All but two of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 589 leased stores open as of February 2, 2002 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores

2003	46

2004	37

2005	28

2006	21

2007	29

2008 and later	428

         All B. Dalton stores are leased. The leases generally provide for an initial 10 year term with no renewal option. The terms of the 305 B. Dalton leases as of February 2, 2002 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores

2003	169

2004	40

2005	44

2006	17

2007	16

2008 and later	19

         All GameStop stores are leased. The leases generally provide for an initial term of three to 10 years. The terms of the 1,038 GameStop leases as of February 2, 2002 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores

2003	267

2004	226

2005	173

2006	103

2007	58

2008 and later	211

         The Company generally has been able to renew expiring leases on favorable terms, and believes that renewals of leases expiring in the future will not have a material adverse effect on its financial condition or results of operations.

ITEM 3. LEGAL PROCEEDINGS

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders, Amazon.com, Inc., certain publishers and others alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. The complaint sought certification of a class consisting of all retail booksellers in the United States, whether or not currently in business, which were in business and were members of the ABA at any time during the four-year period preceding the filing of the complaint. The complaint alleged that the named plaintiffs have suffered damages of approximately $11,250,000 or more and requested treble damages on behalf of the named plaintiffs and each of the purported class members, as well as injunctive and declaratory relief (including an injunction requiring the closure of all of defendants’ stores within 10 miles of any location where plaintiff either has or had a retail bookstore during the four years preceding the filing of the complaint, and prohibiting the opening by defendants of any bookstore in such areas for the next 10 years), disgorgement of alleged discriminatory discounts, rebates, deductions and payments, punitive damages, interest, costs, attorneys fees and other relief. The plaintiffs subsequently amended their complaint to allege eight causes of action on behalf of The Intimate Bookshop and Wallace Kuralt, accusing the Company and the other defendants of: (1) violating Section 2(f) of the Robinson-Patman Act; (2) violating Section 2(c) of the Robinson-Patman Act; (3) violating Section 13(a) of the Clayton Act; (4)

inducing every publisher in the United States to breach contracts with plaintiffs; (5) interfering with the plaintiff’s advantageous business relationships; (6) engaging in unfair competition; (7) violating Sections 349 and 350 of the New York General Business Law; and (8) being unjustly enriched. The class action allegations have been withdrawn and the plaintiffs voluntarily dismissed defendants Harper Collins Publishers, Inc. and Amazon.com, Inc. from the case.

         On April 13, 1999, the Company and the other defendants filed a motion to dismiss the second through eighth causes of action in their entireties and for a more definite statement of the remaining allegations of the first cause of action. As a result, the plaintiffs’ third through eighth causes of action were dismissed with prejudice, as were all claims asserted by Wallace Kuralt in his individual capacity. Pursuant to the court’s order, plaintiff The Intimate Bookshop, Inc. filed a second amended complaint on March 13, 2000. The Company served an answer on April 5, 2000 denying the material allegations of the complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. The Company intends to continue to vigorously defend this action.

         In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes, personal injury claims and employment issues. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 13 weeks ended February 2, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2001		Fiscal 2000

	High	Low	High	Low

First Quarter	$33.61	23.40	$24.06	16.31

Second Quarter	41.20	30.40	23.88	16.44

Third Quarter	43.99	32.84	21.44	16.44

Fourth Quarter	38.40	23.30	29.94	17.38

Approximate Number of Holders of Common Equity

Approximate
Number of
Record Holders
as of
Title of Class	March 29, 2002

Common stock, $0.001 par value	1,986

Dividends

         The terms of the Company’s revolving credit agreement limit payment of cash dividends. During fiscal 2001 and fiscal 2000, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The information included in the Company’s Annual Report to Shareholders for the fiscal year ended February 2, 2002 (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended February 2, 2002 (the Proxy Statement).

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Consolidated Financial Statements:

(i)	“The Report of Independent Certified Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

         (b)  There were no reports filed on Form 8-K during the Company’s quarter ended February 2, 2002.

                  2. Schedules:

                           Valuation and Qualifying Accounts.

                  3. Exhibits:

                           The following are filed as Exhibits to this form:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996. (2)

3.3	Amended and Restated By-laws of the Company. (1)

3.4	Amendment to the Company’s By-laws adopted May 31, 1995. (3)

3.5	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble, Inc. (4)

3.6	Certificate of Amendment of The Amended and Restated Certificate of Incorporation of Barnes & Noble, Inc., dated July 17, 1998 and filed July 17, 1998. (4)

4.1	Specimen Common Stock certificate. (1)

Exhibit No.	Description

4.2	Rights Agreement, dated as of July 10, 1998, between Barnes & Noble, Inc. and The Bank of New York, as Rights Agent. (4)

10.1	Amended and Restated Credit Agreement, dated as of November 18, 1997 (the “Credit Agreement”), among the Company, its subsidiaries, The Chase Manhattan Bank (National Association), as Administrative Agent (the “Agent”) and the Banks party thereto. (5)

10.2	Amendment No. 2, dated as of October 21, 1999, to the Credit Agreement. (10)

10.3	Pledge and Security Agreement dated as of March 15, 1996 (the “Pledge Agreement”), among the Company, its subsidiaries and the Agent. (6)

10.4	Amendment to the Pledge and Security Agreement dated as of November 18, 1997. (5)

10.5	Second Amendment dated as of October 27, 1999 to the Pledge Agreement. (10)

10.6	Third Amendment dated as of July 2, 2000 to the Pledge Agreement. (13)

10.7	1996 Incentive Plan, as amended. (9)

10.8	Supplemental Compensation Plan. (7)

10.9	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (1)

10.10	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (6)

10.11	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (16)

10.12	Employment Agreement between the Company and Stephen Riggio, dated as of January 1, 2000. (10)

10.13	Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc (the “LLC Agreement”) among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (8)

10.14	Amendment No. 1 to the LLC Agreement. (10)

10.15	Supply Agreement, dated as of October 31, 1998, between Barnes & Noble, Inc. and barnesandnoble.com llc. (9)

10.16	Agreement and Plan of Merger, dated as of May 4, 2000, by and among Funco, Inc., Barnes & Noble, Inc. and B&N Acquisition Corporation. (11)

Exhibit No.	Description

10.17	Indenture, dated as of March 14, 2001, between Barnes & Noble, Inc. and United States Trust Company of New York, as Trustee. (13)

10.18	Registration Rights Agreement, dated as of March 8, 2001, between Barnes & Noble, Inc. and Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (13)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Certified Public Accountants”. (16)

21.1	List of subsidiaries. (16)

23.1	Consent of BDO Seidman, LLP. (16)

23.2	Report of BDO Seidman, LLP. (16)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 27, 1996.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 29, 1995.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 1998.

(6)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(7)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 29, 1995.

(8)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 31, 1998.

(9)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 30, 1999.

(10)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2000.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2000.

(12)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 28, 2000.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2001.

(14)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 5, 2001.

(15)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 3, 2001.

(16)	Filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By: /s/Mitchell S. Klipper

Mitchell S. Klipper,
Chief Operating Officer
May 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	May 1, 2002

/s/ Stephen Riggio Stephen Riggio	Vice Chairman and Chief Executive Officer (principal executive officer)	May 1, 2002

/s/Maureen O’Connell Maureen O’Connell	Chief Financial Officer (principal financial and accounting officer)	May 1, 2002

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	May 1, 2002

/s/ Matthew A. Berdon Matthew A. Berdon	Director	May 1, 2002

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	May 1, 2002

/s/ William Dillard II William Dillard II	Director	May 1, 2002

/s/ Irene R. Miller Irene R. Miller	Director	May 1, 2002

/s/ Margaret T. Monaco Margaret T. Monaco	Director	May 1, 2002

/s/ William Sheluck, Jr. William Sheluck, Jr.	Director	May 1, 2002

Schedule

Valuation and Qualifying Accounts
As of February 2, 2002, February 3, 2001 and January 29, 2000

		Additions Charged
	Balance at	to Costs and		Balance at End
	Beginning of Period	Expenses	Write-offs	of Period

Allowance for Doubtful Accounts at February 2, 2002	$1,716,169	$1,252,390	$592,244	$2,376,315

Allowance for Doubtful Accounts at February 3, 2001	$1,388,956	$1,178,683	$851,470	$1,716,169

Allowance for Doubtful Accounts at January 29, 2000	$1,165,291	$652,157	$428,492	$1,388,956