Form 10-Q
period 2002-05-04
BARNES & NOBLE INC
filed 2002-06-14
CIK 890491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

         (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes          No

Number of shares of $.001 par value common stock outstanding as of May 31, 2002: 67,433,843.

BARNES & NOBLE, INC. AND SUBSIDIARIES

May 4, 2002

Index to Form 10-Q

		Page No.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations — For the 13 weeks ended May 4, 2002 and May 5, 2001	3

	Consolidated Balance Sheets – May 4, 2002, May 5, 2001 and February 2, 2002	4

	Consolidated Statement of Changes in Shareholders’ Equity – May 4, 2002	6

	Consolidated Statements of Cash Flows — For the 13 weeks ended May 4, 2002 and May 5, 2001	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	21

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended

	May 4, 2002	May 5, 2001

Sales	$1,133,126	1,009,637

Cost of sales and occupancy	849,493	750,586

Gross profit	283,633	259,051

Selling and administrative expenses	231,041	210,170

Legal settlement expense	—	4,500

Depreciation and amortization	35,750	36,723

Pre-opening expenses	1,750	825

Impairment charge	25,328	—

Operating profit (loss)	(10,236)	6,833

Interest (net of interest income of $1,018 and $662, respectively) and amortization of deferred financing fees	(5,406)	(11,277)

Equity in net loss of Barnes & Noble.com	(7,435)	(14,315)

Other expense, net	(1,813)	(885)

Loss before benefit for income taxes and minority interest	(24,890)	(19,644)

Benefit for income taxes	(10,227)	(8,152)

Loss before minority interest	(14,663)	(11,492)

Minority interest	(1,658)	—

Net loss	$(16,321)	(11,492)

Loss per common share

Basic	$(0.25)	(0.18)

Diluted	$(0.25)	(0.18)

Weighted average common shares outstanding

Basic	67,252,000	65,205,000

Diluted	67,252,000	65,205,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	May 4,	May 5,	February 2,
	2002	2001	2002

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$183,262	47,670	108,218

Receivables, net	96,092	78,011	98,570

Merchandise inventories	1,354,708	1,255,573	1,285,005

Prepaid expenses and other current assets	105,964	108,525	99,201

Total current assets	1,740,026	1,489,779	1,590,994

Property and equipment:

Land and land improvements	3,247	3,247	3,247

Buildings and leasehold improvements	466,174	402,760	468,954

Fixtures and equipment	842,373	657,142	798,505

	1,311,794	1,063,149	1,270,706

Less accumulated depreciation and amortization	719,777	518,238	674,937

Net property and equipment	592,017	544,911	595,769

Intangible assets, net	340,881	355,063	352,897

Investment in Barnes & Noble.com	40,782	122,280	48,217

Other noncurrent assets	39,317	46,044	35,343

Total assets	$2,753,023	2,558,077	2,623,220

			(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	May 4,	May 5,	February 2,
	2002	2001	2002

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$677,850	559,605	695,284

Accrued liabilities	335,200	259,856	444,944

Total current liabilities	1,013,050	819,461	1,140,228

Long-term debt	355,000	790,000	449,000

Deferred income taxes	115,079	72,432	36,178

Other long-term liabilities	107,462	102,907	109,704

Minority interest	183,664	—	—

Shareholders’ equity:

Common stock; $.001 par value; 300,000,000 shares authorized; 72,856,628, 70,995,594 and 72,713,069 shares issued, respectively	73	71	73

Additional paid-in capital	821,504	682,831	728,015

Accumulated other comprehensive loss	(813)	(8,491)	(14,303)

Retained earnings	275,381	216,243	291,702

Treasury stock, at cost, 5,504,700 shares	(117,377)	(117,377)	(117,377)

Total shareholders’ equity	978,768	773,277	888,110

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,753,023	2,558,077	2,623,220

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

			Accumulated
		Additional	Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 2, 2002	$73	$728,015	$(14,303)	$291,702	$(117,377)	$888,110

Comprehensive loss:

Net loss	—	—	—	(16,321)	—

Other comprehensive loss:

Unrealized loss on available-for-sale securities (net of deferred tax benefit of $1,267)	—	—	(1,823)	—	—

Less: reclassification adjustment, net of deferred income tax benefit of $10,462	—	—	14,806	—	—

Unrealized gain on derivative instrument (net of deferred tax of $352)	—	—	507	—	—

Total comprehensive loss						(2,831)

GameStop Corp. IPO (net of deferred income taxes of $65,306)	—	90,184	—	—	—	90,184

Exercise of 143,559 common stock options (including tax benefit of $655)	—	3,171	—	—	—	3,171

Exercise of common stock options of subsidiary	—	134	—	—	—	134

Balance at May 4, 2002	$73	$821,504	$(813)	$275,381	$(117,377)	$978,768

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	13 weeks ended

	May 4, 2002	May 5, 2001

Cash flows from operating activities:

Net loss	$(16,321)	(11,492)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization (including amortization of deferred financing fees)	36,832	37,144

Loss on disposal of property and equipment	2,708	671

Deferred taxes	4,047	—

Impairment charge	25,328	—

Increase in other long-term liabilities for scheduled rent increases in long-term leases	905	2,238

Other expense, net	1,813	885

Legal settlement expense	—	4,500

Equity in net loss of Barnes & Noble.com	7,435	14,315

Minority interest	1,658	—

Changes in operating assets and liabilities, net	(204,518)	(135,208)

Net cash flows from operating activities	(140,113)	(86,947)

Cash flows from investing activities:

Purchases of property and equipment	(34,706)	(12,982)

Proceeds from the partial sale of investments	—	6,072

Acquisition of consolidated subsidiary	—	(3,555)

Purchase of investments	(534)	(2,500)

Net increase in other noncurrent assets	(5,639)	(9,490)

Net cash flows from investing activities	(40,879)	(22,455)

Cash flows from financing activities:

Proceeds from GameStop initial public offering	347,318	—

Net decrease in revolving credit facility	(94,000)	(176,900)

Proceeds from issuance of long-term debt	—	300,000

Proceeds from exercise of common stock options	2,718	7,969

Net cash flows from financing activities	256,036	131,069

Net increase in cash and cash equivalents	75,044	21,667

Cash and cash equivalents at beginning of period	108,218	26,003

Cash and cash equivalents at end of period	$183,262	47,670

Changes in operating assets and liabilities, net:

Receivables, net	$2,478	6,494

Merchandise inventories	(69,703)	(16,955)

Prepaid expenses and other current assets	(6,763)	(2,398)

Accounts payable and accrued liabilities	(130,530)	(122,349)

Changes in operating assets and liabilities, net	$(204,518)	(135,208)

Supplemental cash flow information:

Cash paid during the period for:

Interest	$9,748	9,304

Income taxes	$39,448	27,540

Supplemental disclosure of subsidiaries acquired:

Assets acquired	$—	3,555

Liabilities assumed	—	—

Cash	$—	3,555

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 4, 2002 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended February 2, 2002 (fiscal 2001). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 4, 2002 are not indicative of the results to be expected for the 52 weeks ending February 1, 2003 (fiscal 2002).

(1)	Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 82 percent, 82 percent and 81 percent of the Company’s merchandise inventories as of May 4, 2002, May 5, 2001 and February 2, 2002, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores and Calendar Club L.L.C. (Calendar Club) represent 11 percent, 9 percent and 11 percent of merchandise inventories as of May 4, 2002, May 5, 2001 and February 2, 2002, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of May 4, 2002, May 5, 2001 and February 2, 2002.

(2)	Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Income Taxes

         The tax provisions for the 13 weeks ended May 4, 2002 and May 5, 2001 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

(4)	Comprehensive loss

         Comprehensive loss is net loss, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are the unrealized losses on available-for-sale securities and derivative instruments, as follows:

	13 weeks ended

	May 4, 2002	May 5, 2001

Net loss	$(16,321)	(11,492)

Other comprehensive loss:

Unrealized losses on available-for-sale securities:

Unrealized holding losses arising during the period	(1,823)	(2,524)

Less: reclassification adjustment	14,806	556

Unrealized losses, net of deferred income tax expense (benefit) of $9,195 and ($1,396), respectively	12,983	(1,968)

Unrealized gain (loss) on derivative instrument, net of deferred income tax expense (benefit) of $352 and ($462), respectively	507	(649)

Total comprehensive loss	$(2,831)	(14,109)

(5)	Other Expense

         The following table sets forth the components of other expense, in thousands of dollars:

	13 weeks ended

	May 4, 2002	May 5, 2001

Equity in net losses of iUniverse.com (a)	$(579)	(1,020)

Equity in net losses of BOOK® magazine (b)	(700)	(200)

Equity in net losses of enews, inc. (c)	(534)	—

Gain on partial sale of Indigo Books & Music Inc. (formerly Chapters Inc.) (d)	—	335

Total other expense	$(1,813)	(885)

(a)	The Company has a 22 percent ownership interest in iUniverse.com. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets. The investment balance is $7,910 at May 4, 2002.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

(b)	The Company has a 50 percent interest in BOOK® magazine. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets. The investment balance is $4,312 at May 4, 2002.

(c)	The Company has a 49 percent interest in enews, inc. This investment is being accounted for under the equity method and is reflected as a component of other noncurrent assets. The investment balance is $0 at May 4, 2002.

(d)	Through a series of transactions spanning from November 2000 through August 2001, Chapters Inc. and Indigo Books & Music Inc. merged under the corporate name Indigo Books & Music Inc. During the first quarter of fiscal 2001, the Company sold a portion of its investment resulting in a pre-tax gain of $335. The investment balance is $1,114 at May 4, 2002.

(6)	Segment Information

         The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video-game and entertainment-software stores.

         Bookstores
         This segment includes 599 bookstores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 298 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks. The bookstore segment employs a merchandising strategy that targets the “Middle American” consumer book market.

         Video-Game and Entertainment-Software Stores
         This segment includes 374 Video Game & Entertainment Software stores under the Babbage’s and Software Etc. names, 694 stores operated under the GameStop and FuncoLand names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit (loss) includes corporate expenses in each operating segment. The Company evaluates the performance of its segments and allocates resources to them based on operating profit.

         Segment information for the 13 weeks ended May 4, 2002 and May 5, 2001 follows:

Sales	May 4, 2002	May 5, 2001

Bookstores	$861,721	808,267

Video Game & Entertainment Software stores	271,405	201,370

Total	$1,133,126	1,009,637

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

Operating profit (loss)	May 4, 2002	May 5, 2001

Bookstores*	$(18,948)	12,173

Video Game & Entertainment Software stores	8,712	(5,340)

Total	$(10,236)	6,833

*	Operating loss of the 13 weeks ended May 4, 2002 is net of a non-cash impairment charge of $25,328.

         Bookstores operating profit (loss) includes Calendar Club operating losses of approximately $2,577 and $2,014 for the 13 weeks ended May 4, 2002 and May 5, 2001, respectively.

         A reconciliation of operating profit (loss) reported by reportable segments to loss before income taxes in the consolidated financial statements for the 13 weeks ended May 4, 2002 and May 5, 2001 is as follows:

	May 4, 2002	May 5, 2001

Reportable segments operating profit (loss)	$(10,236)	6,833

Interest, net	(5,406)	(11,277)

Equity in net loss of Barnes & Noble.com	(7,435)	(14,315)

Other expense	(1,813)	(885)

Consolidated loss before income taxes	$(24,890)	(19,644)

(7)	GameStop Initial Public Offering

         In February 2002, GameStop completed an initial public offering of shares of its Class A common stock at a price of $18.00 per share, raising net proceeds of approximately $348,000. A portion of the net proceeds was used to repay $250,000 of indebtedness to the Company, with the Company contributing the remaining $150,000 of indebtedness to GameStop as additional paid-in-capital. The balance of the net proceeds (approximately $98,000) is being used for working capital and general corporate purposes for GameStop. Currently, the Company owns approximately 63 percent of the outstanding shares of GameStop’s capital stock through its ownership of 100 percent of GameStop’s Class B common stock, which represents 94.5 percent of the combined voting power of all classes of GameStop voting stock. The Company recorded an increase in additional paid-in capital of $155,500 ($90,200 after taxes) representing the Company’s incremental share in the equity of GameStop.

(8)	Impairment Charge

         During the first quarter of fiscal 2002, the Company deemed the decline in value in its available-for-sale securities in Gemstar-TV Guide International, Inc. (Gemstar) and Indigo Books & Music Inc. (Indigo) to be other than temporary. The investments had been carried at fair market value with unrealized gains and losses included in shareholders’ equity. Events such as Gemstar’s largest shareholder taking an impairment charge for its investment, the precipitous decline in the stock price subsequent to the abrupt resignation of one of its senior

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

executives, the questioning of aggressive revenue recognition policies and the filing of a class action lawsuit against Gemstar, were among the items which led to management’s decision to record an impairment for its investment in Gemstar of nearly $24,000 (before taxes). The Company’s decision to record an impairment charge for its investment in Indigo was based on a review of Indigo’s financial condition and historical share trading data. As a result, the Company recorded a non-cash impairment charge to operating earnings of $25,328 ($14,944 after taxes or $0.23 per share) to reclassify the accumulated unrealized losses and to write down the investments to their current fair value. At May 4, 2002, the carrying values of the Company’s investments after the impairment in Gemstar and Indigo were $3,309 and $1,114, respectively (based on the fair market value of the stock at the close of business on May 4, 2002). The investments are recorded as a component of other non-current assets on the Company’s balance sheet.

(9)	Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) finalized Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company’s previous business combinations were accounted for using the purchase method. As of May 4, 2002, the net carrying amount of goodwill was $340,881. The Company expects to complete its analysis of any potential impairment of goodwill as a result of adopting this standard by the end of the second quarter of fiscal 2002.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

The effect of adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:

	13 weeks ended

	May 4, 2002	May 5, 2001

Reported net loss	$(16,321)	(11,492)

Add back: Amortization of goodwill	—	3,091

Net loss, as adjusted	$(16,321)	(8,401)

         In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations”. This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The adoption of this Statement has not had any impact on the Company’s financial position and operating results.

(10)	Recent Events

         On May 22, 2002, the Company obtained a $500,000 three-year senior revolving credit facility (the Facility) with a syndicate led by Fleet National Bank. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offer Rate (LIBOR) plus applicable margin depending upon the level of the Company’s fixed charge coverage ratio. The Company’s fixed charge coverage is calculated on a consolidated basis as the ratio of earnings before interest, taxes, depreciation, amortization and rents to interest plus rents. In addition, the Facility requires the Company to pay an initial commitment fee of 0.25 percent, which fee varies based upon the Company’s fixed charge coverage ratio, calculated as a percentage of the unused portion. The Company is required to pay utilization fees of 0.125 percent or 0.25 percent on all outstanding loans under the Facility if the aggregate outstanding loans are greater than 33 percent and 66 percent, respectively, of the aggregate amount of the Facility.

         A portion of the Facility, not to exceed $100,000, is available for the issuance of letters of credit. Also, under certain circumstances, the Company may be permitted to increase the size of the Facility to an amount not to exceed $600,000 and/or to extend the term of the Facility by one additional year.

         Mandatory prepayments include the requirement that outstandings under the Facility be reduced by 100 percent of the net cash proceeds from (i) the disposition of the Company’s stock in certain entities, (ii) any equity issuance, and (iii) the disposition of certain other material assets, other than those assets disposed of during the ordinary course of business. Under certain circumstances, mandatory commitment reductions may include the requirement that the aggregate size of the Facility must be reduced upon the disposition by the Company of its stock in GameStop.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 4, 2002 and May 5, 2001
(thousands of dollars, except per share data)
(unaudited)

         The Facility contains covenants, limitations and events of default typical of credit facilities of this size and nature, including financial covenants, which require the Company to meet, among other things, leverage and fixed charge coverage ratios and which limit capital expenditures. Negative covenants include limitations on other indebtedness, liens, investments, mergers, consolidations, sales or leases of assets, acquisitions, distributions and dividends and other payments in respect of capital stock, transactions with affiliates, and sale/leaseback transactions. In the event the Company defaults on these financial covenants, all outstanding borrowings under the Facility may become immediately payable and no further borrowings may be available. The Facility is secured by the Company’s capital stock in its subsidiaries, and by the accounts receivable and general intangibles of the Company and its subsidiaries. Net proceeds from the Facility are available for general corporate purposes.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy for the Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment and intangibles (primarily goodwill). At May 4, 2002, the Company had $592.0 million of property and equipment, net of accumulated depreciation, and $340.9 million of goodwill, net of amortization, accounting for approximately 33.9% of the Company’s total assets.

The Company periodically reviews its property and equipment and non-goodwill intangibles under the newly issued accounting pronouncement Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation periods should be accelerated. Factors that the Company considers important which could trigger a review include the following:

•	Significant changes in the manner of use of the assets
•	Significant changes in the strategy of the overall business
•	Significant underperformance relative to expected historical or projected future operating results

Recoverability is assessed based on several factors, including management’s intentions with respect to its stores and those stores’ projected undiscounted cash flows. Assumptions underlying such projected cash flows include historical experience of stores, competitive environment, purchasing trends and projected demographics in the areas.

If it is determined that the carrying value of long-lived assets may not be recoverable, the Company measures impairment based on the present values of the projected cash flows using a discount rate determined by the Company’s management to be commensurate with the risk involved.

On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and as a result, the Company ceased to amortize its remaining goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in the first six months of fiscal 2002 (year ending February 1, 2003) and an annual impairment review thereafter. The Company expects to complete an analysis of any potential impairment of goodwill as a result of adopting this standard by the end of the second quarter of fiscal 2002. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review.

Liquidity and Capital Resources

In February 2002, the Company completed an initial public offering (IPO) for its GameStop subsidiary, raising $250.0 million in cash for the Company (which was used to pay down debt) and $98.0 million in net proceeds for GameStop. The Company has retained an approximate 63 percent interest in GameStop.

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $183.3 million as of May 4, 2002 compared with $47.7 million as of May 5, 2001. The increase was primarily attributable to cash received by GameStop as a result of the GameStop IPO. During the 13 weeks ended May 4, 2002, retail earnings before interest, taxes, depreciation and amortization (EBITDA) increased $3.5 million to $52.8 million from $49.3 million during the comparable prior year period.

Merchandise inventories increased to $1,354.7 million as of May 4, 2002, compared with $1,255.6 million as of May 5, 2001. The increase supported the Company’s 12.2% sales growth, the opening of 46 Barnes & Noble stores and 104 GameStop, Inc. (f/k/a Funco, Inc.) and Babbage’s Etc. LLC (collectively, Video Game & Entertainment Software) stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $34.7 million and $13.0 million during the 13 weeks ended May 4, 2002 and May 5, 2001, respectively.

In fiscal 2001, the Company issued $300.0 million, 5.25 percent convertible subordinated notes due March 15, 2009. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

Total debt decreased 55.1% to $355.0 million as of May 4, 2002 from $790.0 million as of May 5, 2001. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $381.7 million and $752.7 million during the 13 weeks ended May 4, 2002 and May 5, 2001, respectively, and peaked at $480.0 million and $870.0 million during the same periods. The ratio of debt to equity decreased to 0.36:1.00 as of May 4, 2002 compared with 1.02:1.00 as of May 5, 2001, primarily due to decreased borrowings under the Company’s senior credit facility. The reduced debt, which was accomplished during a period of 12.2% sales growth and a 7.9% increase in merchandise inventories, reflects strong cash flows from operations and the Company’s commitment to working capital management and expense controls.

On May 22, 2002, the Company completed a new $500.0 million revolving credit facility with a syndicate of banks led by Fleet National Bank as administrative agent. The new facility, which expires in May 2005, replaced the Company’s $850.0 million revolving credit facility.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its new $500.0 million senior credit facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 13-week periods ended May 4, 2002 and May 5, 2001.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended May 4, 2002 compared with the 13 weeks ended May 5, 2001

Sales

During the 13 weeks ended May 4, 2002, the Company’s sales increased $123.5 million or 12.2% to $1,133.1 million from $1,009.6 million during the 13 weeks ended May 5, 2001. Contributing to this improvement was an increase of $70.0 million from Video Game & Entertainment Software stores. During the first quarter, Barnes & Noble bookstore sales rose 8.1% to $798.6 million from $738.6 million during the same period a year ago and accounted for 70.5% of total Company sales or 92.7% of total bookstore sales.

During the first quarter, the 8.1% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 46 new stores opened since May 5, 2001 which contributed to a 7.2% increase in square footage. Barnes & Noble bookstore comparable sales were up 2.5% for the first quarter.

During the first quarter, B. Dalton sales declined 9.8% and represented 5.3% of total Company sales. The decrease was primarily a result of 38 store closings and a 10.2% reduction in its square footage since May 5, 2001. In addition, B. Dalton’s same store sales declined 1.0% during the first quarter.

GameStop sales during the first quarter increased 34.8%. This increase in sales was primarily attributable to the 28.7% growth in the GameStop comparable store sales and sales from the 104 new GameStop stores opened since May 5, 2001.

During the first quarter, the Company opened eight Barnes & Noble stores, bringing its total number of Barnes & Noble bookstores to 599 with 14.4 million square feet. The Company closed seven B. Dalton stores, ending the period with 298 B. Dalton stores and 1.2 million square feet. The Company opened 38 GameStop stores and closed eight, bringing its total to 1,068 stores with 1.6 million square feet. As of May 4, 2002, the Company operated 1,965 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended May 4, 2002, cost of sales and occupancy increased $98.9 million, or 13.2%, to $849.5 million from $750.6 million during the 13 weeks ended May 5, 2001, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased to 75.0% from 74.3% during the same period one year ago. This increase was primarily attributable to lower gross margins in the bookstore segment due to discounts related to the Readers’ Advantage™ program.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.8 million to $231.0 million during the 13 weeks ended May 4, 2002 from $210.2 million during the 13 weeks ended May 5, 2001, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 46 Barnes & Noble bookstores since May 5, 2001. During the first quarter, selling and administrative expenses decreased as a percentage of sales to 20.4% from 20.8% during the prior year period.

Depreciation and Amortization

During the first quarter, depreciation and amortization decreased $0.9 million, or 2.6%, to $35.8 million from $36.7 million during the same period last year. The decrease was primarily the result of the implementation of SFAS 142 in the first quarter of 2002, whereby goodwill is no longer amortized but is reviewed for impairment at least annually. This decrease was partially offset by the increase in depreciation related to the 46 new Barnes & Noble bookstores opened since May 5, 2001.

Pre-opening Expenses

Pre-opening expenses increased to $1.8 million during the 13 weeks ended May 4, 2002 from $0.8 million for the 13 weeks ended May 5, 2001. The increase in pre-opening expenses was primarily the result of opening 8 Barnes & Noble bookstores and 38 new GameStop stores during the 13 weeks ended May 4, 2002, compared with four new Barnes & Noble bookstores and eight new GameStop stores during the 13 weeks ended May 5, 2001.

Impairment Charge

During the first quarter of fiscal 2002, the Company deemed the decline in value in its available-for-sale securities in Gemstar-TV Guide International, Inc. (Gemstar) and Indigo Books & Music Inc. (Indigo) to be other than temporary. The investments had been carried at fair market value with unrealized gains and losses included in shareholders’ equity. Events such as Gemstar’s largest shareholder taking an impairment charge for its investment, the precipitous decline in the stock price subsequent to the abrupt resignation of one of its senior executives, the questioning of aggressive revenue recognition policies and the filing of a class action lawsuit against Gemstar, were among the items which led to management’s decision to record an impairment for its investment in Gemstar of nearly $24.0 million (before taxes). The Company’s decision to record an impairment charge for its investment in Indigo was based on a review of Indigo’s financial condition and historical share trading data. As a result, the Company recorded a non-cash impairment charge to operating earnings of $25.3 million ($14.9 million after taxes or $0.23 per share) to reclassify the accumulated unrealized losses and to write down the investments to their current fair value. At May 4, 2002, the carrying values of the Company’s investments after the impairment in Gemstar and Indigo were $3.3 million and $1.1 million, respectively (based on the fair market value of the stock at the close of business on May 4, 2002). The investments are recorded as a component of other non-current assets on the Company’s balance sheet.

Operating Profit (Loss)

The Company’s consolidated operating profit (loss) decreased to ($10.2) million during the 13 weeks ended May 4, 2002 from $6.8 million during the 13 weeks ended May 5, 2001. Operating profit increased to $15.1 million, before the effect of the $25.3 million impairment charge during the first quarter of fiscal 2002, from $11.3 million, before the effect of the $4.5 million legal settlement expense during the first quarter of fiscal 2001.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.4 million during the 13 weeks ended May 4, 2002 from $11.3 million during the 13 weeks ended May 5, 2001. The decrease was primarily the result of reduced borrowings under the Company’s senior credit facility due to the pay down of debt with proceeds from the GameStop IPO and lower interest rates on the Company’s outstanding debt, partially through the issuance of the Company’s convertible subordinated notes sold in March 2001.

Other Expense, net

Other expense of $1.8 million in the first quarter of 2002 was comprised of $0.6 million in equity losses in iUniverse.com, $0.7 million in equity losses in BOOK® magazine and $0.5 million in equity losses in enews, inc. Other expense of $0.9 million in the first quarter of fiscal 2001 was due to $1.0 million in equity losses in iUniverse.com and $0.2 million in equity losses in BOOK® magazine, partially offset by a one-time gain of $0.3 million from the partial sale of Indigo Books & Music Inc.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended May 4, 2002 was $11.3 million compared with $8.2 million during the 13 weeks ended May 5, 2001. Tax benefits were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 41.0% for the first quarter of fiscal 2002 and 41.5% for the first quarter of fiscal 2001.

Minority Interest, net of income taxes

During the first quarter, minority interest, net of income taxes for GameStop was $1.7 million based on a 33.7% basic weighted average.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($16.3) million (or ($0.25) per share) during the 13 weeks ended May 4, 2002, compared with a net loss of ($11.5) million (or ($0.18) per share) during the 13 weeks ended May 5, 2001. Components of earnings per share were as follows:

	13 weeks ended

	May 4, 2002	May 5, 2001

Retail Earnings Per Share

Bookstores	$0.05	0.12

Video Game & Entertainment Software stores	0.03	(0.10)

Retail EPS	$0.08	0.02

EPS Impact of Investing Activities

Share of net losses of Barnes & Noble.com	$(0.07)	(0.13)

Share of net losses from other investments	(0.03)	(0.03)

Total Investing Activities	$(0.10)	(0.16)

Other Adjustments

Impairment charge	$(0.23)	—

Legal and settlement expense	—	(0.04)

Total Other Adjustments	$(0.23)	(0.04)

Consolidated EPS	$(0.25)	(0.18)

Disclosure Regarding Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company’s control. In addition, the video-game market has historically been cyclical in nature and dependent upon the introduction of new generation systems and related interactive software. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

                 There have been no material developments with respect to previously reported legal proceedings.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits filed with this Form 10-Q:

10.1	Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto (the “Banks”).

10.2	Security Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its wholly owned subsidiaries (the “Subsidiaries”) and Fleet National Bank, as secured party and as administrative agent for itself and the Banks.

10.3	Securities Collateral Pledge Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks.

10.4	Patent and Trademark Security Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks.

10.5	Subsidiary Guaranty, dated as of May 22, 2002, between each of the Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed during the Company’s quarter ended May 4, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By: /s/Maureen O’Connell

Maureen O’Connell
Chief Financial Officer
(principal financial and accounting officer)

June 14, 2002