Form 10-Q
period 2002-08-03
BARNES & NOBLE INC
filed 2002-09-13
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Number of shares of $.001 par value common stock outstanding as of August 31, 2002: 67,460,733.

BARNES & NOBLE, INC. AND SUBSIDIARIES

August 3, 2002

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Sales	$1,159,214	1,050,018	2,292,340	2,059,655

Cost of sales and occupancy	857,159	774,696	1,706,652	1,525,282

Gross profit	302,055	275,322	585,688	534,373

Selling and administrative expenses	229,582	214,691	460,623	424,861

Legal settlement expense	—	—	—	4,500

Depreciation and amortization	36,620	36,560	72,370	73,283

Pre-opening expenses	2,250	896	4,000	1,721

Impairment charge	—	—	25,328	—

Operating profit	33,603	23,175	23,367	30,008

Interest (net of interest income of $941, $31, $1,959 and $499, respectively) and amortization of deferred financing fees	(4,960)	(9,830)	(10,366)	(21,107)

Equity in net loss of Barnes & Noble.com	(7,469)	(13,906)	(14,904)	(28,221)

Other expense, primarily losses attributable to equity-method investments	(14,685)	(2,328)	(16,498)	(3,213)

Income (loss) before taxes and minority interest	6,489	(2,889)	(18,401)	(22,533)

Income taxes	2,821	(1,199)	(7,406)	(9,351)

Income (loss) before minority interest	3,668	(1,690)	(10,995)	(13,182)

Minority interest	(2,239)	—	(3,897)	—

Net income (loss)	$1,429	(1,690)	(14,892)	(13,182)

Income (loss) per common share

Basic	$0.02	(0.03)	(0.22)	(0.20)

Diluted	$0.02	(0.03)	(0.22)	(0.20)

Weighted average common shares outstanding

Basic	67,413,000	66,172,000	67,332,000	65,689,000

Diluted	69,739,000	66,172,000	67,332,000	65,689,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	August 3,	August 4,	February 2,
	2002	2001	2002

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$205,000	26,107	108,218

Receivables, net	100,322	83,466	98,570

Merchandise inventories	1,395,971	1,267,082	1,285,005

Prepaid expenses and other current assets	112,637	103,686	99,201

Total current assets	1,813,930	1,480,341	1,590,994

Property and equipment:

Land and land improvements	3,247	3,247	3,247

Buildings and leasehold improvements	471,734	446,545	468,954

Fixtures and equipment	881,015	725,998	798,505

	1,355,996	1,175,790	1,270,706

Less accumulated depreciation and amortization	754,720	626,937	674,937

Net property and equipment	601,276	548,853	595,769

Intangible assets, net	341,081	351,606	352,897

Investment in Barnes & Noble.com	33,313	108,374	48,217

Other noncurrent assets	25,504	46,688	35,343

Total assets	$2,815,104	2,535,862	2,623,220

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	August 3,	August 4,	February 2,
	2002	2001	2002

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$726,020	626,409	695,284

Accrued liabilities	344,504	255,563	444,944

Total current liabilities	1,070,524	881,972	1,140,228

Long-term debt	355,000	676,300	449,000

Deferred income taxes	115,207	72,622	36,178

Other long-term liabilities	106,880	100,485	109,704

Minority interest	184,719	—	—

Shareholders’ equity:

Common stock; $.001 par value; 300,000,000 shares authorized; 72,959,598, 72,326,161 and 72,713,069 shares issued, respectively	73	72	73

Additional paid-in capital	823,896	715,459	728,015

Accumulated other comprehensive loss	(628)	(8,224)	(14,303)

Retained earnings	276,810	214,553	291,702

Treasury stock, at cost, 5,504,700 shares	(117,377)	(117,377)	(117,377)

Total shareholders’ equity	982,774	804,483	888,110

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,815,104	2,535,862	2,623,220

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

			Accumulated
		Additional	Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 2, 2002	$73	$728,015	$(14,303)	$291,702	$(117,377)	$888,110

Comprehensive loss:

Net loss	—	—	—	(14,892)	—

Other comprehensive loss:

Unrealized loss on available-for-sale securities (net of deferred tax benefit of $1,267)	—	—	(1,823)	—	—

Less: reclassification adjustment, net of deferred income tax of $10,462	—	—	14,806	—	—

Unrealized gain on derivative instrument (net of deferred tax of $475)	—	—	692	—	—

Total comprehensive loss						(1,217)

GameStop Corp. IPO (net of deferred income tax of $65,306)	—	90,184	—	—	—	90,184

Exercise of 246,529 common stock options (including tax benefit of $1,154)	—	5,534	—	—	—	5,534

Exercise of common stock options of subsidiary	—	163	—	—	—	163

Balance at August 3, 2002	$73	$823,896	$(628)	$276,810	$(117,377)	$982,774

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	26 weeks ended

	August 3, 2002	August 4, 2001

Cash flows from operating activities:

Net loss	$(14,892)	(13,182)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization (including amortization of deferred financing fees)	74,044	74,251

Loss on disposal of property and equipment	5,001	826

Deferred taxes	4,723	—

Impairment charge	25,328	—

Increase in other long-term liabilities for scheduled rent increases in long-term leases	1,514	3,326

Other expense, primarily losses attributable to equity-method investments	16,498	3,213

Legal settlement expense	—	4,500

Equity in net loss of Barnes & Noble.com	14,904	28,221

Minority interest	3,897	—

Changes in operating assets and liabilities, net	(201,732)	(78,200)

Net cash flows from operating activities	(70,715)	22,955

Cash flows from investing activities:

Purchases of property and equipment	(82,878)	(50,468)

Proceeds from the partial sale of investments	—	6,072

Acquisition of consolidated subsidiary	—	(3,747)

Purchase of investments	(2,351)	(4,047)

Net increase in other noncurrent assets	(5,173)	(10,328)

Net cash flows from investing activities	(90,402)	(62,518)

Cash flows from financing activities:

Proceeds from GameStop initial public offering	346,202	—

Net decrease in revolving credit facility	(94,000)	(290,600)

Proceeds from issuance of long-term debt	—	300,000

Proceeds from exercise of common stock options	5,697	30,267

Net cash flows from financing activities	257,899	39,667

Net increase in cash and cash equivalents	96,782	104

Cash and cash equivalents at beginning of period	108,218	26,003

Cash and cash equivalents at end of period	$205,000	26,107

Changes in operating assets and liabilities, net:

Receivables, net	$(1,752)	1,039

Merchandise inventories	(110,966)	(28,464)

Prepaid expenses and other current assets	(14,112)	2,441

Accounts payable and accrued liabilities	(74,902)	(53,216)

Changes in operating assets and liabilities, net	$(201,732)	(78,200)

Supplemental cash flow information:

Cash paid during the period for:

Interest	$11,360	15,889

Income taxes	$69,651	38,257

Supplemental disclosure of subsidiaries acquired:

Assets acquired	$—	3,747

Liabilities assumed	—	—

Cash	$—	3,747

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 3, 2002 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2002 (fiscal 2001). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 3, 2002 are not indicative of the results to be expected for the 52 weeks ending February 1, 2003 (fiscal 2002).

(1)	Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 82 percent, 80 percent and 81 percent of the Company’s merchandise inventories as of August 3, 2002, August 4, 2001 and February 2, 2002, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores and Calendar Club L.L.C. (Calendar Club) represent 11 percent, 12 percent and 11 percent of merchandise inventories as of August 3, 2002, August 4, 2001 and February 2, 2002, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

         If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of August 3, 2002, August 4, 2001 and February 2, 2002.

(2)	Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Income Taxes

         The tax provisions for the 26 weeks ended August 3, 2002 and August 4, 2001 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

(4)	Comprehensive Income (Loss)

         Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are the unrealized gains (losses) on available-for-sale securities and derivative instruments, as follows:

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net income (loss)	$1,429	(1,690)	(14,892)	(13,182)

Other comprehensive income (loss):

Unrealized gains (losses) on available-for-sale securities:

Unrealized holding gains (losses) arising during the period	—	385	(1,823)	(2,139)

Less: reclassification adjustment	—	—	14,806	556

Unrealized gains (losses), net of deferred income tax expense (benefit) of $0, $273, $9,195 and ($1,517), respectively	—	385	12,983	(1,583)

Unrealized gain (loss) on derivative instrument, net of deferred income tax expense (benefit) of $123, ($83), $475 and ($544), respectively	185	(118)	692	(767)

Total comprehensive income (loss)	$1,614	(1,423)	(1,217)	(15,532)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

(5)	Other Expense, Primarily Losses Attributable to Equity-Method Investments

         The following table sets forth the components of other expense, in thousands of dollars:

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Equity in net losses of iUniverse.com(a)(b)	$(7,910)	(873)	(8,489)	(1,893)

Equity in net losses of BOOK® magazine(b)(c)	(4,381)	(750)	(5,081)	(950)

Equity in net losses of enews, inc.(b)(d)	(1,817)	(705)	(2,351)	(705)

Other	(577)	—	(577)	335

Total other expense	$(14,685)	(2,328)	(16,498)	(3,213)

(a)	The Company has a 22 percent ownership interest in iUniverse.com. This investment is being accounted for under the equity method.

(b)	In the second quarter of fiscal 2002, the Company determined that a decrease in value of its investment occurred which is other than temporary. This resulted in the recognition of losses in excess of what would otherwise be recognized by application of the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment balance is $0 at August 3, 2002.

(c)	The Company has a 50 percent interest in BOOK® magazine. This investment is being accounted for under the equity method.

(d)	The Company has a 49 percent interest in enews, inc. This investment is being accounted for under the equity method.

(6)	Segment Information

         The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video-game and entertainment-software stores.

         Bookstores
          This segment includes 606 bookstores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 286 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks, primarily in malls. The bookstore segment employs a merchandising strategy that targets the mainstream consumer book market.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

         Video-Game and Entertainment-Software Stores
          This segment includes 360 Video Game & Entertainment Software stores under the Babbage’s and Software Etc. names, 768 stores operated under the GameStop and FuncoLand names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

         The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. The Company evaluates the performance of its segments and allocates resources to them based on operating profit.

         Segment information for the 13 and 26 weeks ended August 3, 2002 and August 4, 2001 is as follows:

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
Sales	2002	2001	2002	2001

Bookstores	$884,952	843,212	1,746,673	1,651,479

Video Game & Entertainment Software stores	274,262	206,806	545,667	408,176

Total	$1,159,214	1,050,018	2,292,340	2,059,655

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
Operating profit	2002	2001	2002	2001

Bookstores*	$23,739	25,337	4,791	37,511

Video Game & Entertainment Software stores	9,864	(2,162)	18,576	(7,503)

Total	$33,603	23,175	23,367	30,008

*Operating profit of the 26 weeks ended August 3, 2002 is net of a non-cash impairment charge of $25,328.

         Bookstores operating profit includes Calendar Club operating losses of approximately $2,501 and $2,725 for the 13 weeks ended August 3, 2002 and August 4, 2001, respectively, and $5,077 and $6,459 for the 26 weeks ended August 3, 2002 and August 4, 2001, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

         A reconciliation of operating profit reported by reportable segments to income (loss) before income taxes and minority interest in the consolidated financial statements for the 13 weeks and 26 weeks ended August 3, 2002 and August 4, 2001 is as follows:

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Reportable segments operating profit	$33,603	23,175	23,367	30,008

Interest, net	(4,960)	(9,830)	(10,366)	(21,107)

Equity in net loss of Barnes & Noble.com	(7,469)	(13,906)	(14,904)	(28,221)

Other expense	(14,685)	(2,328)	(16,498)	(3,213)

Consolidated income (loss) before income taxes and minority interest	$6,489	(2,889)	(18,401)	(22,533)

(7)	GameStop Initial Public Offering

         In February 2002, GameStop completed an initial public offering of shares of its Class A common stock at a price of $18.00 per share, raising net proceeds of approximately $348,000. A portion of the net proceeds was used to repay $250,000 of indebtedness to the Company, with the Company contributing the remaining $150,000 of indebtedness to GameStop as additional paid-in capital. The balance of the net proceeds (approximately $98,000) is being used for working capital and general corporate purposes for GameStop. Currently, the Company owns approximately 63 percent of the outstanding shares of GameStop’s capital stock through its ownership of 100 percent of GameStop’s Class B common stock, which represents 94.5 percent of the combined voting power of all classes of GameStop voting stock. The Company recorded an increase in additional paid-in capital of $155,490 ($90,184 after taxes), representing the Company’s incremental share in the equity of GameStop.

(8)	Impairment Charge

         During the first quarter of fiscal 2002, the Company deemed the decline in value in its available-for-sale securities in Gemstar-TV Guide International, Inc. (Gemstar) and Indigo Books & Music Inc. (Indigo) to be other than temporary. The investments had been carried at fair market value with unrealized gains and losses included in shareholders’ equity. Events such as Gemstar’s largest shareholder taking an impairment charge for its investment, the precipitous decline in the stock price subsequent to the abrupt resignation of one of its senior executives, the questioning of aggressive revenue recognition policies and the filing of a class action lawsuit against Gemstar, were among the items which led to management’s decision to record an impairment for its investment in Gemstar of nearly $24,000 (before taxes). The Company’s decision to record an impairment charge for its investment in Indigo was based on a review of Indigo’s financial condition and historical share

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

trading data. As a result, the Company recorded a non-cash impairment charge to operating earnings of $25,328 ($14,944 after taxes) to reclassify the accumulated unrealized losses and to write down the investments to their current fair market value at the close of business on May 4, 2002.

         In the second quarter of fiscal 2002, the Company sold its investment in Gemstar resulting in a loss of $297.

(9)	Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) finalized Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company reassessed the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

         The Company’s previous business combinations were accounted for using the purchase method. As of August 3, 2002, the net carrying amount of goodwill was $341,081. As required by SFAS No. 142, the Company has completed its initial impairment test on the goodwill in the second quarter of fiscal 2002 and as a result no impairment charge is deemed necessary.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

The effect of adoption of SFAS No. 142 on the reported net income (loss) for the prior period is as follows:

	13 weeks ended		26 weeks ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Reported net income (loss)	$1,429	(1,690)	(14,892)	(13,182)

Add back: Amortization of goodwill	—	3,129	—	6,220

Net income (loss), as adjusted	$1,429	1,439	(14,892)	(6,962)

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations”. This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The adoption of SFAS No. 144 has not had any impact on the Company’s financial position and operating results.

         SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002. It is anticipated that the financial impact of SFAS No. 145 will not have a material effect on the Company.

         SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requires the Company to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 3, 2002 and August 4, 2001
(thousands of dollars, except per share data)
(unaudited)

(10)	Revolving Credit Facility

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

         Mandatory prepayments include the requirement that loans outstanding under the Facility be reduced by 100 percent of the net cash proceeds from (i) the disposition of the Company’s stock in certain entities, (ii) any equity issuance, and (iii) the disposition of certain other material assets, other than those assets disposed of during the ordinary course of business. Under certain circumstances, mandatory commitment reductions include the requirement that the aggregate size of the Facility be reduced upon the disposition by the Company of its stock in GameStop.

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

(11)	Recent Events

         As previously announced, the board of directors has authorized the resumption of the Company’s $250,000 stock repurchase plan begun in 1999. Under that program, the Company has remaining authorization to purchase up to $132,000 of its common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions, and other factors.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy for the Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment and intangibles (primarily goodwill). At August 3, 2002, the Company had $601.3 million of property and equipment, net of accumulated depreciation, and $341.1 million of goodwill, net of amortization, accounting for approximately 33.5% of the Company’s total assets.

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

On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and as a result, the Company ceased to amortize its remaining goodwill. In lieu of amortization, the Company was required to perform an initial impairment review of its goodwill in the first six months of fiscal 2002 (year ending February 1, 2003) and an annual impairment review thereafter. As required by SFAS No. 142, the Company has completed its initial impairment test on the goodwill in the second quarter of fiscal 2002 and as a result no impairment charge is deemed necessary.

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

The Company’s cash and cash equivalents were $205.0 million as of August 3, 2002 compared with $26.1 million as of August 4, 2001. The increase was primarily attributable to cash received by GameStop as a result of the

GameStop IPO. During the 26 weeks ended August 3, 2002, retail earnings before interest, taxes, depreciation and amortization (EBITDA) increased $13.7 million to $124.8 million from $111.1 million during the comparable prior year period.

Merchandise inventories increased to $1,396.0 million as of August 3, 2002, compared with $1,267.1 million as of August 4, 2001, partially due to the Company’s distribution center in Reno, Nevada becoming fully operational. The increase supported the Company’s 11.3% sales growth, the opening of 50 Barnes & Noble stores and 153 GameStop, Inc. (f/k/a Funco, Inc.) and Babbage’s Etc. LLC (collectively, Video Game & Entertainment Software) stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $82.9 million and $50.5 million during the 26 weeks ended August 3, 2002 and August 4, 2001, respectively.

In fiscal 2001, the Company issued $300.0 million of 5.25 percent convertible subordinated notes due March 15, 2009. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

Total debt decreased 47.5% to $355.0 million as of August 3, 2002 from $676.3 million as of August 4, 2001. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $368.4 million and $737.7 million during the 26 weeks ended August 3, 2002 and August 4, 2001, respectively, and peaked at $480.0 million and $870.0 million during the same periods. The ratio of debt to equity decreased to 0.36:1.00 as of August 3, 2002 compared with 0.84:1.00 as of August 4, 2001, primarily due to decreased borrowings under the Company’s senior credit facility. The reduced debt, which was accomplished during a period of 11.3% sales growth and a 10.2% increase in merchandise inventories, was primarily attributable to the proceeds received from the GameStop IPO.

As of August 3, 2002, the Company had an aggregate receivable of $45.1 million from Barnes & Noble.com related to its supply and service agreements. Barnes & Noble.com’s cash, cash equivalents and short-term marketable securities of $87.6 million as of its second quarter ended June 30, 2002, are adequate to cover this payable due to the Company. In the future, the Company may provide additional funding to Barnes & Noble.com.

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

The Company did not declare or pay any cash dividends during the 26-week periods ended August 3, 2002 and August 4, 2001.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended August 3, 2002 compared with the 13 weeks ended August 4, 2001

Sales

During the 13 weeks ended August 3, 2002, the Company’s sales increased $109.2 million, or 10.4%, to $1,159.2 million from $1,050.0 million during the 13 weeks ended August 4, 2001. Contributing to this improvement was an increase of $67.5 million from Video Game & Entertainment Software stores. During the second quarter, Barnes & Noble bookstore sales rose 6.6% to $823.9 million from $772.5 million during the same period a year ago and accounted for 71.1% of total Company sales or 93.1% of total bookstore sales.

During the second quarter, the 6.6% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 50 new stores opened since August 4, 2001 which contributed to a 8.1% increase in square footage. Barnes & Noble bookstore comparable store sales were up 0.3% for the second quarter.

During the second quarter, B. Dalton sales declined 13.5% and represented 5.1% of total Company sales. The decrease was primarily a result of 46 store closings and a 12.4% reduction in its square footage since August 4, 2001. In addition, B. Dalton’s same store sales declined 3.7% during the second quarter.

GameStop sales during the first quarter increased 32.6%. This increase in sales was primarily attributable to the 22.9% growth in the GameStop comparable store sales and sales from the 153 new GameStop stores opened since August 4, 2001.

During the second quarter, the Company opened eight Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble bookstores to 606 with 14.6 million square feet. The Company closed 12 B. Dalton stores, ending the period with 286 B. Dalton stores and 1.2 million square feet. The Company opened 62 GameStop stores and closed two, bringing its total to 1,128 stores with 1.7 million square feet. As of August 3, 2002, the Company operated 2,020 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended August 3, 2002, cost of sales and occupancy increased $82.5 million, or 10.6%, to $857.2 million from $774.7 million during the 13 weeks ended August 4, 2001, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased slightly to 73.9% from 73.8% during the same period one year ago.

Selling and Administrative Expenses

Selling and administrative expenses increased $14.9 million to $229.6 million during the 13 weeks ended August 3, 2002 from $214.7 million during the 13 weeks ended August 4, 2001, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 50 Barnes

& Noble bookstores since August 4, 2001. During the second quarter, selling and administrative expenses decreased as a percentage of sales to 19.8% from 20.4% during the prior year period.

Depreciation and Amortization

During the second quarter, depreciation and amortization remained flat as compared with the same period a year ago. This was due to the combination of the implementation of SFAS No. 142 in fiscal 2002, whereby goodwill is no longer amortized but is reviewed for impairment at least annually, offset by the increase in depreciation related to the 50 new Barnes & Noble bookstores opened since August 4, 2001.

Pre-opening Expenses

Pre-opening expenses increased to $2.3 million during the 13 weeks ended August 3, 2002 from $0.9 million for the 13 weeks ended August 4, 2001. The increase in pre-opening expenses was primarily the result of opening eight Barnes & Noble bookstores and 62 new GameStop stores during the 13 weeks ended August 3, 2002, compared with four new Barnes & Noble bookstores and 13 new GameStop stores during the 13 weeks ended August 4, 2001.

Operating Profit

The Company’s consolidated operating profit increased to $33.6 million during the 13 weeks ended August 3, 2002 from $23.2 million during the 13 weeks ended August 4, 2001.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.0 million during the 13 weeks ended August 3, 2002 from $9.8 million during the 13 weeks ended August 4, 2001. The decrease was primarily the result of reduced borrowings under the Company’s senior credit facility due to the pay down of debt with proceeds from the GameStop IPO.

Other Expense, Primarily Losses Attributable to Equity-Method Investments

In the second quarter of fiscal 2002, the Company determined that a decrease in value in certain of its equity investments occurred which was other than temporary. As a result, other expense of $14.7 million in the second quarter of 2002 included the recognition of losses of $11.5 million in excess of what would otherwise have been recognized by application of the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The $14.7 million loss in other expense was primarily comprised of $7.9 million attributable to iUniverse.com, $4.4 million attributable to BOOK® magazine and $1.8 million attributable to enews, inc. Other expense of $2.3 million in the second quarter of fiscal 2001 was due to $0.9 million in equity losses in iUniverse.com and $0.7 million in equity losses in BOOK® magazine and $0.7 million in equity losses in enews, inc.

Income Taxes

Income taxes during the 13 weeks ended August 3, 2002 was $2.8 million compared with an income tax benefit of $1.2 million during the 13 weeks ended August 4, 2001. Taxes were based upon management’s estimate of the

Company’s annualized effective tax rates. The Company’s effective tax rate was 43.47% for the second quarter of fiscal 2002 and 41.5% for the second quarter of fiscal 2001.

Minority Interest

During the second quarter of fiscal 2002, minority interest for GameStop was $2.2 million based on a 36.6% basic weighted average.

Net Income (Loss)

As a result of the factors discussed above, the Company reported consolidated net income of $1.4 million (or $0.02 per share) during the 13 weeks ended August 3, 2002, compared with a net loss of ($1.7) million (or ($0.03) per share) during the 13 weeks ended August 4, 2001. Components of earnings per share were as follows:

	13 weeks ended

	August 3, 2002	August 4, 2001

Retail Earnings Per Share

Bookstores	$0.20	0.21

Video Game & Entertainment Software stores	0.04	(0.06)

Retail EPS	$0.24	0.15

EPS Impact of Investing Activities

Share of net losses of Barnes & Noble.com	$(0.07)	(0.12)

Share of net losses from other investments	(0.15)	(0.06)

Total Investing Activities	$(0.22)	(0.18)

Consolidated EPS	$0.02	(0.03)

Results of Operations

26 weeks ended August 3, 2002 compared with the 26 weeks ended August 4, 2001

Sales

During the 26 weeks ended August 3, 2002, the Company’s sales increased $232.7 million, or 11.3%, to $2,292.3 million from $2,059.7 million during the 26 weeks ended August 4, 2001. Contributing to this improvement was an increase of $137.5 million from Video Game & Entertainment Software stores. During the first half of fiscal 2002, Barnes & Noble bookstore sales rose 7.4% to $1,622.5 million from $1,511.1 million during the same period a year ago and accounted for 70.8% of total Company sales or 92.9% of total bookstore sales.

During the first half of fiscal 2002, the 7.4% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 50 new stores opened since August 4, 2001 which contributed to a 8.1% increase in square footage. Barnes & Noble bookstore comparable store sales were up 1.4% for the first half of fiscal 2002.

During the first half of fiscal 2002, B. Dalton sales declined 11.7% and represented 5.2% of total Company sales. The decrease was primarily a result of 46 store closings and a 12.4% reduction in its square footage since August 4, 2001. In addition, B. Dalton’s same store sales declined 2.3% during the first half of fiscal 2002.

GameStop sales during the first half of fiscal 2002 increased 33.7%. This increase in sales was primarily attributable to the 25.8% growth in the GameStop comparable store sales and sales from the 153 new GameStop stores opened since August 4, 2001.

During the first half of fiscal 2002, the Company opened 16 Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble bookstores to 606 with 14.6 million square feet. The Company closed 19 B. Dalton stores, ending the period with 286 B. Dalton stores and 1.2 million square feet. The Company opened 100 GameStop stores and closed 10, bringing its total to 1,128 stores with 1.7 million square feet. As of August 3, 2002, the Company operated 2,020 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 26 weeks ended August 3, 2002, cost of sales and occupancy increased $181.4 million, or 11.9%, to $1,706.7 million from $1,525.3 million during the 26 weeks ended August 4, 2001, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased to 74.4% from 74.1% during the same period one year ago. This increase was primarily attributable to lower gross margins in the bookstore segment due to discounts related to the Readers’ Advantage™ program.

Selling and Administrative Expenses

Selling and administrative expenses increased $35.8 million to $460.6 million during the 26 weeks ended August 3, 2002 from $424.9 million during the 13 weeks ended August 4, 2001, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 50 Barnes & Noble bookstores since August 4, 2001. During the first half of fiscal 2002, selling and administrative expenses decreased as a percentage of sales to 20.1% from 20.6% during the prior year period.

Legal Settlement Expense

In the first quarter of fiscal 2001, the Company recorded a pre-tax charge of $4.5 million in connection with a lawsuit brought by the American Booksellers Association and 26 independent bookstores. The charges included a settlement of $2.4 million paid to the plaintiffs and approximately $2.1 million in legal expenses incurred by the Company.

Depreciation and Amortization

During the first half of fiscal 2002, depreciation and amortization decreased $0.9 million, or 1.2%, to $72.4 million from $73.3 million during the same period last year. The decrease was primarily the result of the implementation of SFAS No. 142 in fiscal 2002, whereby goodwill is no longer amortized but is reviewed for impairment at least annually. This decrease was partially offset by the increase in depreciation related to the 50 new Barnes & Noble bookstores opened since August 4, 2001.

Pre-opening Expenses

Pre-opening expenses increased to $4.0 million during the 26 weeks ended August 3, 2002 from $1.7 million for the 26 weeks ended August 4, 2001. The increase in pre-opening expenses was primarily the result of opening 16 Barnes & Noble bookstores and 100 new GameStop stores during the 26 weeks ended August 3, 2002, compared with six new Barnes & Noble bookstores and 21 new GameStop stores during the 26 weeks ended August 4, 2001.

Impairment Charge

During the first quarter of fiscal 2002, the Company deemed the decline in value in its available-for-sale securities in Gemstar-TV Guide International, Inc. (Gemstar) and Indigo Books & Music Inc. (Indigo) to be other than temporary. The investments had been carried at fair market value with unrealized gains and losses included in shareholders’ equity. Events such as Gemstar’s largest shareholder taking an impairment charge for its investment, the precipitous decline in the stock price subsequent to the abrupt resignation of one of its senior executives, the questioning of aggressive revenue recognition policies and the filing of a class action lawsuit against Gemstar, were among the items which led to management’s decision to record an impairment for its investment in Gemstar of nearly $24.0 million (before taxes). The Company’s decision to record an impairment charge for its investment in Indigo was based on a review of Indigo’s financial condition and historical share trading data. As a result, the Company recorded a non-cash impairment charge to operating earnings of $25.3 million ($14.9 million after taxes) to reclassify the accumulated unrealized losses and to write down the investments to their current fair market value at the close of business on May 4, 2002.

Operating Profit

The Company’s consolidated operating profit decreased to $23.4 million during the 26 weeks ended August 3, 2002 from $30.0 million during the 26 weeks ended August 4, 2001. Operating profit increased to $48.7 million, before the effect of the $25.3 million impairment charge during the first half of fiscal 2002, from $34.5 million, before the effect of the $4.5 million legal settlement expense during the first half of fiscal 2001.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $10.4 million during the 26 weeks ended August 3, 2002 from $21.1 million during the 26 weeks ended August 4, 2001. The decrease was primarily the result of reduced borrowings under the Company’s senior credit facility due to the pay down of debt with proceeds from the GameStop IPO.

Other Expense, Primarily Losses Attributable to Equity-Method Investments

In the second quarter of fiscal 2002, the Company determined that a decrease in value in certain of its equity investments occurred which was other than temporary. As a result, other expense of $16.5 million in the first half of fiscal 2002 included the recognition of losses of $11.5 million in excess of what would otherwise have been recognized by application of the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The $16.5 million loss in other expense was primarily comprised of $8.5 million attributable to iUniverse.com, $5.1 million attributable to BOOK® magazine and $2.4 million attributable to enews, inc. Other expense of $3.2 million in the first half of fiscal 2001 was due to $1.9 million in equity losses in iUniverse.com and $0.9 million in equity losses in BOOK® magazine and $0.7 million in equity losses in enews, inc., partially offset by a one-time gain of $0.3 million from the partial sale of Indigo Books & Music Inc.

Income Taxes

The benefit for income taxes during the 26 weeks ended August 3, 2002 was $7.4 million compared with $9.4 million during the 26 weeks ended August 4, 2001. Tax benefits were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the first half of fiscal 2002 and 41.5% for the first half of fiscal 2001.

Minority Interest

During the first half of fiscal 2002, minority interest, net of income taxes for GameStop was $3.9 million based on a 35.2% basic weighted average.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($14.9) million (or ($0.22) per share) during the 26 weeks ended August 3, 2002, compared with a net loss of ($13.2) million (or ($0.20) per share) during the 26 weeks ended August 4, 2001. Components of earnings per share were as follows:

	26 weeks ended

	August 3, 2002	August 4, 2001

Retail Earnings Per Share

Bookstores	$0.25	0.33

Video Game & Entertainment Software stores	0.07	(0.16)

Retail EPS	$0.32	0.17

EPS Impact of Investing Activities

Share of net losses of Barnes & Noble.com	$(0.13)	(0.25)

Share of net losses from other investments	(0.19)	(0.08)

Total Investing Activities	$(0.32)	(0.33)

Other Adjustments

Impairment charge	$(0.22)	—

Legal and settlement expense	—	(0.04)

Total Other Adjustments	$(0.22)	(0.04)

Consolidated EPS	$(0.22)	(0.20)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the year ended February 2, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Shareholders was held on June 4, 2002. At the close of business on the record date for the meeting (which was April 15, 2002), there were 67,310,635 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 62,646,974 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

      The following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

Nominee	In Favor	Withheld

Stephen Riggio	62,143,357	503,617
Matthew A. Berdon	62,131,369	515,605
Margaret T. Monaco	62,197,288	449,686

     The Shareholders approved an amendment to the Barnes & Noble, Inc. 1996 Incentive Plan, to among other things, increase the maximum number of shares that may be the subject of awards and to extend the expiration date of the plan.

In Favor	Against	Abstained

26,763,837	22,338,688	107,898

      The Shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending February 1, 2003.

In Favor	Against	Abstained

60,997,336	1,592,931	56,707

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed with this Form 10-Q:

10.1 Barnes & Noble, Inc. Amended and Restated 1996 Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed with the Securities and Exchange Commission on June 14, 2002.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed during the Company’s quarter ended August 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Lawrence S. Zilavy	By:	/s/ Joseph J. Lombardi

	Lawrence S. Zilavy Chief Financial Officer (principal financial officer)		Joseph J. Lombardi Vice President, Controller (principal accounting officer)

September 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Riggio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Barnes & Noble, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/Stephen Riggio

Stephen Riggio Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence S. Zilavy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Barnes & Noble, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ Lawrence S. Zilavy

Lawrence S. Zilavy Chief Financial Officer