Form 10-Q
period 2002-11-02
BARNES & NOBLE INC
filed 2002-12-16
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Number of shares of $.001 par value common stock outstanding as of November 30, 2002: 64,600,521.

BARNES & NOBLE, INC. AND SUBSIDIARIES

November 2, 2002

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Sales	$1,130,885	995,605	3,423,225	3,055,260
Cost of sales and occupancy	836,968	733,811	2,543,620	2,259,093

Gross profit	293,917	261,794	879,605	796,167

Selling and administrative expenses	227,509	206,675	688,132	631,536
Legal settlement expense	—	—	—	4,500
Depreciation and amortization	37,982	36,477	110,352	109,760
Pre-opening expenses	4,077	3,314	8,077	5,035
Impairment charge	—	—	25,328	—

Operating profit	24,349	15,328	47,716	45,336
Interest (net of interest income of $628, $269, $2,587 and $768, respectively) and amortization of deferred financing fees	(5,604)	(8,285)	(15,970)	(29,392)
Equity in net loss of Barnes & Noble.com	(6,323)	(13,865)	(21,227)	(42,086)
Other expense, primarily losses attributable to equity-method investments	—	(4,812)	(16,498)	(8,025)

Income (loss) before taxes and minority interest	12,422	(11,634)	(5,979)	(34,167)
Income taxes	4,995	(4,828)	(2,411)	(14,179)

Income (loss) before minority interest	7,427	(6,806)	(3,568)	(19,988)
Minority interest	(3,598)	—	(7,495)	—

Net income (loss)	$3,829	(6,806)	(11,063)	(19,988)

Income (loss) per common share
Basic	$0.06	(0.10)	(0.17)	(0.30)
Diluted	$0.05	(0.10)	(0.18)	(0.30)
Weighted average common shares outstanding
Basic	66,207,000	67,021,000	66,957,000	66,133,000
Diluted	67,927,000	67,021,000	66,957,000	66,133,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	November 2, 2002	November 3, 2001	February 2, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,571	25,097	108,218
Receivables, net	67,718	76,441	51,366
Barnes & Noble.com receivable	40,639	42,581	47,204
Merchandise inventories	1,827,897	1,591,583	1,285,005
Prepaid expenses and other current assets	113,453	106,473	99,201

Total current assets	2,192,278	1,842,175	1,590,994

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	484,307	452,895	468,954
Fixtures and equipment	916,224	762,552	798,505

	1,403,778	1,218,694	1,270,706
Less accumulated depreciation and amortization	787,021	653,231	674,937

Net property and equipment	616,757	565,463	595,769

Intangible assets, net	341,081	346,042	352,897
Investment in Barnes & Noble.com	27,521	94,509	48,217
Other noncurrent assets	23,570	38,550	35,343

Total assets	$3,201,207	2,886,739	2,623,220

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	November 2, 2002	November 3, 2001	February 2, 2002

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055,485	894,955	695,284
Accrued liabilities	367,665	240,456	444,944

Total current liabilities	1,423,150	1,135,411	1,140,228

Long-term debt	443,550	775,100	449,000
Deferred income taxes	115,204	68,733	36,178
Other long-term liabilities	106,064	105,432	109,704
Minority interest	188,491	—	—
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 73,055,025, 72,667,730 and 72,713,069 shares issued, respectively	73	73	73
Additional paid-in capital	826,059	725,326	728,015
Accumulated other comprehensive loss	(632)	(13,706)	(14,303)
Retained earnings	280,639	207,747	291,702
Treasury stock, at cost, 8,502,700, 5,504,700 and 5,504,700 shares, respectively	(181,391)	(117,377)	(117,377)

Total shareholders’ equity	924,748	802,063	888,110

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,201,207	2,886,739	2,623,220

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars)
(unaudited)

		Additional	Accumulated Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 2, 2002	$73	$728,015	$(14,303)	$291,702	$(117,377)	$888,110

Comprehensive loss:
Net loss	—	—	—	(11,063)	—
Other comprehensive income:
Unrealized loss on available-for-sale securities (net of deferred tax benefit of $1,267)	—	—	(1,823)	—	—
Less: reclassification adjustment, net of deferred income tax of $10,462	—	—	14,806	—	—
Unrealized gain on derivative instrument (net of deferred tax of $472)	—	—	688	—	—
Total comprehensive income						2,608
GameStop Corp. IPO (net of deferred income tax of $65,306)	—	90,184	—	—	—	90,184
Exercise of 341,956 common stock options (including tax benefit of $1,297)	—	7,391	—	—	—	7,391
Exercise of common stock options of subsidiary	—	469	—	—	—	469
Treasury stock acquired, 2,998,000 shares	—	—	—	—	(64,014)	(64,014)

Balance at November 2, 2002	$73	$826,059	$(632)	$280,639	$(181,391)	$924,748

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	39 weeks ended

	November 2, 2002	November 3, 2001

Cash flows from operating activities:
Net loss	$(11,063)	(19,988)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	112,618	111,280
Loss on disposal of property and equipment	4,096	990
Deferred taxes	7,851	—
Impairment charge	25,328	—
Increase in other long-term liabilities for scheduled rent increases in long-term leases	2,091	4,618
Other expense, primarily losses attributable to equity-method investments	16,498	8,025
Legal settlement expense	—	4,500
Equity in net loss of Barnes & Noble.com	21,227	42,086
Minority interest	7,495	—
Changes in operating assets and liabilities, net	(293,114)	(182,632)

Net cash flows from operating activities	(106,973)	(31,121)

Cash flows from investing activities:
Purchases of property and equipment	(135,436)	(100,569)
Proceeds from the partial sale of investments	—	6,072
Acquisition of consolidated subsidiary	—	(3,747)
Purchase of investments	(2,882)	(4,966)
Net increase in other noncurrent assets	(3,829)	(12,660)

Net cash flows from investing activities	(142,147)	(115,870)

Cash flows from financing activities:
Proceeds from GameStop initial public offering	346,112	—
Net decrease in revolving credit facility	(5,450)	(191,800)
Proceeds from issuance of long-term debt	—	300,000
Proceeds from exercise of common stock options	6,825	37,885
Purchase of treasury shares through repurchase program	(64,014)	—

Net cash flows from financing activities	283,473	146,085

Net increase (decrease) in cash and cash equivalents	34,353	(906)
Cash and cash equivalents at beginning of period	108,218	26,003

Cash and cash equivalents at end of period	$142,571	25,097

Changes in operating assets and liabilities, net:
Receivables, net	$(9,787)	(34,517)
Merchandise inventories	(542,892)	(352,965)
Prepaid expenses and other current assets	(18,056)	(346)
Accounts payable and accrued liabilities	277,621	205,196

Changes in operating assets and liabilities, net	$(293,114)	(182,632)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$19,574	27,132
Income taxes	$76,060	42,540
Supplemental disclosure of subsidiaries acquired:
Assets acquired	$—	3,747
Liabilities assumed	—	—

Cash	$—	3,747

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 2, 2002 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2002 (fiscal 2001). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 2, 2002 are not indicative of the results to be expected for the 52 weeks ending February 1, 2003 (fiscal 2002).

(1)  Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 77 percent, 76 percent and 81 percent of the Company’s merchandise inventories as of November 2, 2002, November 3, 2001 and February 2, 2002, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores and Calendar Club L.L.C. (Calendar Club) represent 17 percent, 16 percent and 11 percent of merchandise inventories as of November 2, 2002, November 3, 2001 and February 2, 2002, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of November 2, 2002, November 3, 2001 and February 2, 2002.

(2)  Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)  Income Taxes

     The tax provisions for the 39 weeks ended November 2, 2002 and November 3, 2001 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

(4)  Comprehensive Income (Loss)

     Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are the unrealized gains (losses) on available-for-sale securities and derivative instruments, as follows:

	13 weeks ended		39 weeks ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net income (loss)	$3,829	(6,806)	(11,063)	(19,988)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	—	(4,938)	(1,823)	(7,077)
Less: reclassification adjustment	—	—	14,806	556

Unrealized gains (losses), net of deferred income tax expense (benefit) of $0, ($3,503), $9,195 and ($5,020), respectively	—	(4,938)	12,983	(6,521)

Unrealized gain (loss) on derivative instrument, net of deferred income tax expense (benefit) of ($3), ($384), $472 and ($930), respectively	(4)	(544)	688	(1,311)

Total comprehensive income (loss)	$3,825	(12,288)	2,608	(27,820)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

(5)  Other Expense, Primarily Losses Attributable to Equity-Method Investments

     The following table sets forth the components of other expense:

	13 weeks ended		39 weeks ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Equity in net losses of iUniverse.com (a) (b)	$—	(2,414)	(8,489)	(4,307)
Equity in net losses of BOOK® magazine (b) (c)	—	(750)	(5,081)	(1,700)
Equity in net losses of enews, inc. (b) (d)	—	(1,648)	(2,351)	(2,353)
Other	—	—	(577)	335

Total other expense	$—	(4,812)	(16,498)	(8,025)

(a)	The Company has a 22 percent ownership interest in iUniverse.com. This investment is being accounted for under the equity method.

(b)	In the second quarter of fiscal 2002, the Company determined that a decrease in value of its investment occurred which is other than temporary. This resulted in the recognition of losses in excess of what would otherwise be recognized by application of the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment balance is $0 at November 2, 2002.

(c)	The Company has a 50 percent interest in BOOK® magazine. This investment is being accounted for under the equity method.

(d)	The Company has a 49 percent interest in enews, inc. This investment is being accounted for under the equity method.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

(6) Net Earnings (Loss) Per Share

     Following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended			For the 13 weeks ended
		November 2, 2002			November 3, 2001

		Income	Shares	Per Share	Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income (loss)		$3,829	66,207	0.06	(6,806)	67,021	(0.10)

Effect of dilutive securities
Options			1,720			—
Convertible debt (a)			—			—

		3,829			(6,806)

Effect of GameStop dilutive EPS (b)
GameStop net income less minority interest		6,195			—

		(2,366)			(6,806)
GameStop diluted EPS	0.16
GameStop shares owned by Barnes & Noble	36,009	5,761			—

		$3,395	67,927	0.05	(6,806)	67,021	(0.10)

		For the 39 weeks ended			For the 39 weeks ended
		November 2, 2002			November 3, 2001

		Income	Shares	Per Share	Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss		$(11,063)	66,957	(0.17)	(19,988)	66,133	(0.30)

Effect of dilutive securities
Options			—			—
Convertible debt			—			—

		(11,063)			(19,988)

Effect of GameStop dilutive EPS (b)
GameStop net income less minority interest		13,321			—

		(24,384)			(19,988)
GameStop diluted EPS	0.34
GameStop shares owned by Barnes & Noble	36,009	12,243			—

		$(12,141)	66,957	(0.18)	(19,988)	66,133	(0.30)

(a)	The inclusion of the interest add back of $2,538 and the increase in shares of 9,227,000 as if the debt were converted into equity has an anti-dilutive effect for the period ended November 2, 2002.

(b)	In February 2002, GameStop completed an initial public offering (IPO). Prior to the IPO, GameStop was a consolidated wholly-owned subsidiary of Barnes & Noble, Inc.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

(7)  Segment Information

     The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video-game and entertainment-software stores.

     Bookstores
      This segment includes 620 bookstores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 281 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks, primarily in malls. The bookstore segment employs a merchandising strategy that targets the mainstream consumer book market.

     Video-Game and Entertainment-Software Stores
      This segment includes 345 Video Game & Entertainment Software stores under the Babbage’s and Software Etc. names, 841 stores operated under the GameStop and FuncoLand names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. The Company evaluates the performance of its segments and allocates resources to them based on operating profit.

     Segment information for the 13 and 39 weeks ended November 2, 2002 and November 3, 2001 is as follows:

	13 weeks ended		39 weeks ended

Sales	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Bookstores	$844,157	796,594	2,590,830	2,448,073
Video Game & Entertainment Software stores	286,728	199,011	832,395	607,187

Total	$1,130,885	995,605	3,423,225	3,055,260

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended

Operating profit	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Bookstores*	$8,367	9,637	13,158	47,148
Video Game & Entertainment Software stores	15,982	5,691	34,558	(1,812)

Total	$24,349	15,328	47,716	45,336

*	Operating profit of the 39 weeks ended November 2, 2002 is net of a non-cash impairment charge of $25,328.

     Bookstores operating profit includes Calendar Club operating losses of approximately $3,454 and $3,217 for the 13 weeks ended November 2, 2002 and November 3, 2001, respectively, and $8,531 and $7,956 for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively.

     A reconciliation of operating profit reported by reportable segments to income (loss) before income taxes and minority interest in the consolidated financial statements for the 13 weeks and 39 weeks ended November 2, 2002 and November 3, 2001 is as follows:

	13 weeks ended		39 weeks ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Reportable segments operating profit	$24,349	15,328	47,716	45,336
Interest, net	(5,604)	(8,285)	(15,970)	(29,392)
Equity in net loss of Barnes & Noble.com	(6,323)	(13,865)	(21,227)	(42,086)
Other expense	—	(4,812)	(16,498)	(8,025)

Consolidated income (loss) before income taxes and minority interest	$12,422	(11,634)	(5,979)	(34,167)

(8)  GameStop Initial Public Offering

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

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

through its ownership of 100 percent of GameStop’s Class B common stock, which represents 94.5 percent of the combined voting power of all classes of GameStop voting stock. The Company recorded an increase in additional paid-in capital of $155,490 ($90,184 after taxes), representing the Company’s incremental share in the equity of GameStop.

(9)  Impairment Charge

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

(10)  Recent Accounting Pronouncements

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

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company reassessed the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

     The Company’s previous business combinations were accounted for using the purchase method. As of November 2, 2002, the net carrying amount of goodwill was $341,081. As required by SFAS No. 142, the Company completed its initial impairment test on the goodwill in the second quarter of fiscal 2002 and as a result no impairment charge was deemed necessary.

The effect of adoption of SFAS No. 142 on the reported net income (loss) for the prior period is as follows:

	13 weeks ended		39 weeks ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Reported net income (loss)	$3,829	(6,806)	(11,063)	(19,988)
Add back: Amortization of goodwill	—	3,113	—	9,333

Net income (loss), as adjusted	$3,829	(3,693)	(11,063)	(10,655)

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, and portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations”. This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The adoption of SFAS No. 144 has not had any impact on the Company’s financial position and operating results.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

Activity (Including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

(11)  Revolving Credit Facility

     On May 22, 2002, the Company obtained a $500,000 three-year senior revolving credit facility (the Facility) with a syndicate led by Fleet National Bank. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offer Rate (LIBOR) plus applicable margin depending upon the level of the Company’s fixed charge coverage ratio. The Company’s fixed charge coverage is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and rents to interest plus rents. In addition, the Facility requires the Company to pay an initial commitment fee of 0.25 percent, which fee varies based upon the Company’s fixed charge coverage ratio, calculated as a percentage of the unused portion. The Company is required to pay utilization fees of 0.125 percent or 0.25 percent on all outstanding loans under the Facility if the aggregate outstanding loans are greater than 33 percent and 66 percent, respectively, of the aggregate amount of the Facility.

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

(12)  Recent Events

     As previously announced, the board of directors has authorized the resumption of the Company’s $250,000 stock repurchase plan begun in 1999. During the third quarter of fiscal 2002, the Company

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 2, 2002 and November 3, 2001
(thousands of dollars, except per share data)
(unaudited)

repurchased 2,998,000 shares at a cost of $64,014. Under the repurchase program, the Company has remaining authorization to purchase up to $68,609 of its common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions, and other factors.

     In October 2002, the Company announced its intention to purchase up to $10,000 of Barnes & Noble.com’s Class A Common Stock (B&N.com Stock) in the open market or through privately negotiated transactions. During the third quarter of fiscal 2002, the Company bought 729,000 shares of B&N.com Stock at an average share price of approximately $0.90. The purchase of B&N.com Stock did not have an impact on the percentage ownership interest held by the Company in the third quarter of fiscal 2002.

(13)  Subsequent Events

     On December 12, 2002, Barnes & Noble, Inc. announced that it had reached an agreement to purchase Sterling Publishing Co., Inc., a privately held company that is one of the top 25 publishers in the United States and a leading publisher of how-to books. The purchase price was in the $100,000 range. The acquisition is expected to close within 45 days and is subject to Hart-Scott-Rodino clearance.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy for the Impairment of Long-Lived Assets

     The Company’s long-lived assets include property and equipment and intangibles (primarily goodwill). At November 2, 2002, the Company had $616.8 million of property and equipment, net of accumulated depreciation, and $341.1 million of goodwill, net of amortization, accounting for approximately 29.9% of the Company’s total assets.

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

     On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and as a result, the Company ceased to amortize its remaining goodwill. In lieu of amortization, the Company was required to perform an initial impairment review of its goodwill in the first six months of fiscal 2002 (year ending February 1, 2003) and an annual impairment review thereafter. As required by SFAS No. 142, the Company completed its initial impairment test on the goodwill in the second quarter of fiscal 2002 and as a result no impairment charge was deemed necessary.

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

The Company’s cash and cash equivalents were $142.6 million as of November 2, 2002 compared with $25.1 million as of November 3, 2001. The increase was primarily attributable to cash received by GameStop as a result of the GameStop IPO. During the 39 weeks ended November 2, 2002, retail earnings before interest, taxes, depreciation and amortization (EBITDA) increased $12.0 million to $177.4 million from $165.4 million during the comparable prior year period.

Merchandise inventories increased to $1,827.9 million as of November 2, 2002, compared with $1,591.6 million as of November 3, 2001, partially due to the Company’s distribution center in Reno, Nevada becoming fully operational. The increase supported the Company’s 12.0% sales growth, the opening of 50 Barnes & Noble stores and 193 GameStop, Inc. (f/k/a Funco, Inc.) and Babbage’s Etc. LLC (collectively, Video Game & Entertainment Software) stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $135.4 million and $100.6 million during the 39 weeks ended November 2, 2002 and November 3, 2001, respectively.

In fiscal 2001, the Company issued $300.0 million of 5.25 percent convertible subordinated notes due March 15, 2009. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

Total debt decreased 42.8% to $443.6 million as of November 2, 2002 from $775.1 million as of November 3, 2001. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $372.2 million and $723.2 million during the 39 weeks ended November 2, 2002 and November 3, 2001, respectively, and peaked at $480.0 million and $870.0 million during the same periods. The ratio of debt to equity decreased to 0.48:1.00 as of November 2, 2002 compared with 0.97:1.00 as of November 3, 2001, primarily due to decreased borrowings under the Company’s senior credit facility. The reduced debt, which was accomplished during a period of 12.0% sales growth and a 14.8% increase in merchandise inventories, was primarily attributable to the proceeds received from the GameStop IPO.

As of November 2, 2002, the Company had an aggregate receivable of $40.6 million from Barnes & Noble.com related to its supply and service agreements. Barnes & Noble.com’s cash, cash equivalents and short-term marketable securities of $74.0 million as of its third quarter ended September 30, 2002, are adequate to cover this payable due to the Company. In the future, the Company may provide additional funding to Barnes & Noble.com.

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

The Company did not declare or pay any cash dividends during the 39-week periods ended November 2, 2002 and November 3, 2001.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended November 2, 2002 compared with the 13 weeks ended November 3, 2001

Sales

During the 13 weeks ended November 2, 2002, the Company’s sales increased $135.3 million, or 13.6%, to $1,130.9 million from $995.6 million during the 13 weeks ended November 3, 2001. Contributing to this improvement was an increase of $87.7 million from Video Game & Entertainment Software stores. During the third quarter, Barnes & Noble bookstore sales rose 7.8% to $780.9 million from $724.6 million during the same period a year ago and accounted for 69.1% of total Company sales or 92.5% of total bookstore sales.

During the third quarter, the 7.8% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 50 new stores opened since November 3, 2001 which contributed to a 7.9% increase in square footage. Barnes & Noble bookstore comparable store sales were up 1.6% for the third quarter.

During the third quarter, B. Dalton sales declined 17.8% and represented 4.6% of total Company sales. The decrease was primarily a result of 47 store closings and a 13.4% reduction in its square footage since November 3, 2001. In addition, B. Dalton’s comparable store sales declined 6.5% during the third quarter.

GameStop sales during the third quarter increased 44.3%. This increase in sales was primarily attributable to the 30.3% growth in the GameStop comparable store sales and sales from the 193 new GameStop stores opened since November 3, 2001.

During the third quarter, the Company opened 18 Barnes & Noble stores and closed four, bringing its total number of Barnes & Noble bookstores to 620 with 14.9 million square feet. During the third quarter, the Company closed five B. Dalton stores, ending the period with 281 B. Dalton stores and 1.1 million square feet. During the third quarter, the Company opened 63 GameStop stores and closed five, bringing its total to 1,186 stores with 1.8 million square feet. As of November 2, 2002, the Company operated 2,087 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended November 2, 2002, cost of sales and occupancy increased $103.2 million, or 14.1%, to $837.0 million from $733.8 million during the 13 weeks ended November 3, 2001, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased to 74.0% from 73.7% during the same period one year ago. This increase was primarily attributable to the lower gross margins in the Video Game & Entertainment Software segment.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.8 million to $227.5 million during the 13 weeks ended November 2, 2002 from $206.7 million during the 13 weeks ended November 3, 2001, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 50 Barnes & Noble bookstores since November 3, 2001. During the third quarter, selling and administrative expenses decreased as a percentage of sales to 20.1% from 20.8% during the prior year period.

Depreciation and Amortization

During the 13 weeks ended November 2, 2002, depreciation and amortization increased $1.5 million, or 4.1%, to $38.0 million from $36.5 million during the same period last year. The increase was primarily the result of the increase in depreciation related to the 50 new Barnes & Noble bookstores opened since November 3, 2001. This increase was partially offset by the result of the implementation of SFAS No. 142 in fiscal 2002, whereby goodwill is no longer amortized but is reviewed for impairment at least annually.

Pre-opening Expenses

Pre-opening expenses increased to $4.1 million during the 13 weeks ended November 2, 2002 from $3.3 million for the 13 weeks ended November 3, 2001. The increase in pre-opening expenses was primarily the result of opening 18 new Barnes & Noble bookstores and 63 new GameStop stores during the 13 weeks ended November 2, 2002, compared with 18 new Barnes & Noble bookstores, one new B. Dalton store and 23 new GameStop stores during the 13 weeks ended November 3, 2001.

Operating Profit

The Company’s consolidated operating profit increased to $24.3 million during the 13 weeks ended November 2, 2002 from $15.3 million during the 13 weeks ended November 3, 2001.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.6 million during the 13 weeks ended November 2, 2002 from $8.3 million during the 13 weeks ended November 3, 2001. The decrease was primarily the result of reduced borrowings under the Company’s senior credit facility due to the pay down of debt with proceeds from the GameStop IPO.

Other Expense, Primarily Losses Attributable to Equity-Method Investments

The Company did not have any other expense in the third quarter of fiscal 2002 due to the write-off of certain of its equity investments in the second quarter of fiscal 2002. Other expense of $4.8 million in the third quarter of fiscal 2001 was due to $2.4 million in equity losses in iUniverse.com, $0.8 million in equity losses in BOOK® magazine and $1.6 million in equity losses in enews, inc.

Income Taxes

Income taxes during the 13 weeks ended November 2, 2002 were $5.0 million compared with an income tax benefit of $4.8 million during the 13 weeks ended November 3, 2001. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the third quarter of fiscal 2002 and 41.5% for the third quarter of fiscal 2001.

Minority Interest

During the third quarter of fiscal 2002, minority interest for GameStop was $3.6 million based on a 36.8% basic weighted average.

Net Income (Loss)

As a result of the factors discussed above, the Company reported consolidated net income of $3.8 million (or $0.05 per share) during the 13 weeks ended November 2, 2002, compared with a net loss of ($6.8) million (or ($0.10) per share) during the 13 weeks ended November 3, 2001. Components of earnings per share were as follows:

	13 weeks ended

	November 2, 2002	November 3, 2001

Retail Earnings Per Share
Retail EPS	$0.14	0.09
EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.06)	(0.12)
Share of net losses from other investments	(0.03)	(0.07)

Total Investing Activities	$(0.09)	(0.19)

Consolidated EPS	$0.05	(0.10)

Results of Operations

39 weeks ended November 2, 2002 compared with the 39 weeks ended November 3, 2001

Sales

During the 39 weeks ended November 2, 2002, the Company’s sales increased $367.9 million, or 12.0%, to $3,423.2 million from $3,055.3 million during the 39 weeks ended November 3, 2001. Contributing to this improvement was an increase of $225.2 million from Video Game & Entertainment Software stores. During the 39 weeks ended November 2, 2002, Barnes & Noble bookstore sales rose 7.5% to $2,403.4 million from $2,235.7 million during the same period a year ago and accounted for 70.2% of total Company sales or 92.8% of total bookstore sales.

During the 39 weeks ended November 2, 2002, the 7.5% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 50 new stores opened since November 3, 2001 which contributed to a 7.9% increase in square footage. Barnes & Noble bookstore comparable store sales were up 1.4% for the 39 weeks ended November 2, 2002.

B. Dalton sales declined 13.6% and represented 5.0% of total Company sales for the 39 weeks ended November 2, 2002. The decrease was primarily a result of 47 store closings and a 13.4% reduction in its square footage since

November 3, 2001. In addition, B. Dalton’s comparable store sales declined 3.6% during the 39 weeks ended November 2, 2002.

GameStop sales during the 39 weeks ended November 2, 2002 increased 37.1%. This increase in sales was primarily attributable to the 27.2% growth in the GameStop comparable store sales and sales from the 193 new GameStop stores opened since November 3, 2001.

During the 39 weeks ended November 2, 2002, the Company opened 34 Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble bookstores to 620 with 14.9 million square feet. The Company closed 24 B. Dalton stores, ending the period with 281 B. Dalton stores and 1.1 million square feet. The Company opened 163 GameStop stores and closed 15, bringing its total to 1,186 stores with 1.8 million square feet. As of November 2, 2002, the Company operated 2,087 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 39 weeks ended November 2, 2002, cost of sales and occupancy increased $284.5 million, or 12.6%, to $2,543.6 million from $2,259.1 million during the 39 weeks ended November 3, 2001, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy increased to 74.3% from 73.9% during the same period one year ago. This increase was primarily attributable to the combination of lower gross margins in the Video Game & Entertainment Software segment and lower gross margins in the bookstore segment due to discounts related to the Readers’ Advantage™ program.

Selling and Administrative Expenses

Selling and administrative expenses increased $56.6 million to $688.1 million during the 39 weeks ended November 2, 2002 from $631.5 million during the 13 weeks ended November 3, 2001, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 50 Barnes & Noble bookstores since November 3, 2001. During the 39 weeks ended November 2, 2002, selling and administrative expenses decreased as a percentage of sales to 20.1% from 20.6% during the prior year period.

Legal Settlement Expense

In the first quarter of fiscal 2001, the Company recorded a pre-tax charge of $4.5 million in connection with a lawsuit brought by the American Booksellers Association and 26 independent bookstores. The charges included a settlement of $2.4 million paid to the plaintiffs and approximately $2.1 million in legal expenses incurred by the Company.

Depreciation and Amortization

During the 39 weeks ended November 2, 2002, depreciation and amortization increased $0.6 million, or 0.5%, to $110.4 million from $109.8 million during the same period last year. The increase was primarily the result of the increase in depreciation related to the 50 new Barnes & Noble bookstores opened since November 3, 2001. This increase was partially offset by the result of the implementation of SFAS No. 142 in fiscal 2002, whereby goodwill is no longer amortized but is reviewed for impairment at least annually.

Pre-opening Expenses

Pre-opening expenses increased to $8.1 million during the 39 weeks ended November 2, 2002 from $5.0 million for the 39 weeks ended November 3, 2001. The increase in pre-opening expenses was primarily the result of opening 34 new Barnes & Noble bookstores and 163 new GameStop stores during the 39 weeks ended November 2, 2002, compared with 24 new Barnes & Noble bookstores, one new B. Dalton store and 44 new GameStop stores during the 39 weeks ended November 3, 2001.

Impairment Charge

During the first quarter of fiscal 2002, the Company deemed the decline in value in its available-for-sale securities in Gemstar-TV Guide International, Inc. (Gemstar) and Indigo Books & Music Inc. (Indigo) to be other than temporary. The investments had been carried at fair market value with unrealized gains and losses included in shareholders’ equity. Events such as Gemstar’s largest shareholder taking an impairment charge for its investment, the precipitous decline in the stock price subsequent to the abrupt resignation of one of its senior executives, the questioning of aggressive revenue recognition policies and the filing of a class action lawsuit against Gemstar, were among the items which led to management’s decision to record an impairment for its investment in Gemstar of nearly $24.0 million (before taxes). The Company’s decision to record an impairment charge for its investment in Indigo was based on a review of Indigo’s financial condition and historical share trading data. As a result, the Company recorded a non-cash impairment charge to operating earnings of $25.3 million ($14.9 million after taxes) to reclassify the accumulated unrealized losses and to write down the investments to their current fair market value at the close of business on May 4, 2002. The investment in Gemstar was sold in the second quarter of fiscal 2002.

Operating Profit

The Company’s consolidated operating profit increased to $47.7 million during the 39 weeks ended November 2, 2002 from $45.3 million during the 39 weeks ended November 3, 2001. Operating profit increased to $73.0 million, before the effect of the $25.3 million impairment charge during the 39 weeks ended November 2, 2002, from $49.8 million, before the effect of the $4.5 million legal settlement expense during the 39 weeks ended November 3, 2001.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $16.0 million during the 39 weeks ended November 2, 2002 from $29.4 million during the 39 weeks ended November 3, 2001. The decrease was primarily the result of reduced borrowings under the Company’s senior credit facility due to the pay down of debt with proceeds from the GameStop IPO.

Other Expense, Primarily Losses Attributable to Equity-Method Investments

In the second quarter of fiscal 2002, the Company determined that a decrease in value in certain of its equity investments occurred which was other than temporary. As a result, other expense of $16.5 million during the 39 weeks ended November 2, 2002 included the recognition of losses of $11.5 million in excess of what would otherwise have been recognized by application of the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The $16.5

million loss in other expense was primarily comprised of $8.5 million attributable to iUniverse.com, $5.1 million attributable to BOOK® magazine and $2.4 million attributable to enews, inc. Other expense of $8.0 million for the 39 weeks ended November 3, 2001 was due to $4.3 million in equity losses in iUniverse.com, $1.7 million in equity losses in BOOK® magazine and $2.3 million in equity losses in enews, inc., partially offset by a one-time gain of $0.3 million from the partial sale of Indigo Books & Music Inc.

Income Taxes

The benefit for income taxes during the 39 weeks ended November 2, 2002 was $2.4 million compared with $14.2 million during the 39 weeks ended November 3, 2001. Tax benefits were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the 39 weeks ended November 2, 2002 and 41.5% for the 39 weeks ended November 3, 2001.

Minority Interest

During the 39 weeks ended November 2, 2002, minority interest for GameStop was $7.5 million based on a 35.7% basic weighted average.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($11.1) million (or ($0.18) per share) during the 39 weeks ended November 2, 2002, compared with a net loss of ($20.0) million (or ($0.30) per share) during the 39 weeks ended November 3, 2001. Components of earnings per share were as follows:

	39 weeks ended

	November 2, 2002	November 3, 2001

Retail Earnings Per Share
Retail EPS	$0.46	0.25
EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.19)	(0.36)
Share of net losses from other investments	(0.22)	(0.15)

Total Investing Activities	$(0.41)	(0.51)
Other Adjustments
Impairment charge	$(0.23)	—
Legal and settlement expense	—	(0.04)

Total Other Adjustments	$(0.23)	(0.04)

Consolidated EPS	$(0.18)	(0.30)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risks results from fluctuations in interest rates. There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the year ended February 2, 2002.

Item 4: Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

(b)  Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed with this Form 10-Q:

10.1 Amendment No. 1 dated August 29, 2002 to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Stephen Riggio, Chief Executive Officer of Barnes & Noble, Inc.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Lawrence S. Zilavy, Chief Financial Officer of Barnes & Noble, Inc.

(b) Reports on Form 8-K:

On September 13, 2002, the Company filed a Form 8-K under Items 7 and 9 announcing that its Chief Executive Officer, Stephen Riggio, and Chief Financial Officer, Lawrence S. Zilavy submitted their statements under oath in response to the order of the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460) and submitted certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By: /s/Lawrence S. Zilavy Lawrence S. Zilavy Chief Financial Officer (principal financial officer)	By: /s/Joseph J. Lombardi Joseph J. Lombardi Vice President, Controller (principal accounting officer)

December 16, 2002

CERTIFICATION

I, Stephen Riggio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Barnes & Noble, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/Stephen Riggio

Stephen Riggio Chief Executive Officer

CERTIFICATION

I, Lawrence S. Zilavy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Barnes & Noble, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/Lawrence S. Zilavy

Lawrence S. Zilavy Chief Financial Officer