Form 10-K
period 2003-02-01
BARNES & NOBLE INC
filed 2003-04-23
CIK 890491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 1-12302

Barnes & Noble, Inc.

(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1196501 (I.R.S. Employer Identification No.)

122 Fifth Avenue, New York, NY (Address of principal executive offices)	10011 (Zip Code)

Registrant’s telephone number, including area code: (212) 633-3300

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share (Title of Class)	New York Stock Exchange (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,085,113,218 based upon the closing market price of $20.05 per share of Common Stock on the New York Stock Exchange as of August 2, 2002.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2003: 64,950,538

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended February 1, 2003 are incorporated by reference into Parts II and IV.

			Page

PART I
Item	1.	Business	4
Item	2.	Properties	16
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item	5.	Market for Registrant’s Common Equity and Related Stockholder Matters	18
Item	6.	Selected Financial Data	19
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item	7a.	Quantitative and Qualitative Disclosures About Market Risk	19
Item	8.	Financial Statements and Supplementary Data	19
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
PART III
Item	10.	Directors and Executive Officers of the Registrant	20
Item	11.	Executive Compensation	20
Item	12.	Security Ownership of Certain Beneficial Owners and Management	20
Item	13.	Certain Relationships and Related Transactions	21
Item	14.	Controls and Procedures	21
PART IV
Item	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	22
		Signatures	28
		Certification of Chief Executive Officer	29
		Certification of Chief Financial Officer	31

PART I

ITEM 1. BUSINESS

General

     Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller*, as of February 1, 2003 operated 886 bookstores and 1,231 video-game and entertainment-software stores. Of the 886 bookstores, 628 operate under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names (47 of which were opened in the year ended February 1, 2003) and 258 operate under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. Through its approximate 38 percent interest in barnesandnoble.com llc (Barnes & Noble.com), the Company is one of the largest sellers of books on the Internet. The Company, through its approximate 63 percent interest in GameStop Corp., is the nation’s largest video-game and PC-entertainment software specialty retailer, operating 1,231 video-game and entertainment-software stores as of February 1, 2003 under the GameStop, Babbage’s, Software Etc. and FuncoLand trade names, a Web site, gamestop.com, and Game Informer, one of the largest multi-platform video-game magazines, with circulation of over one million subscribers (collectively, GameStop or Video Game & Entertainment Software).

     The Company’s principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines and music. These collectively account for substantially all of the Company’s bookstore sales. During fiscal 2002, the Company’s share of the consumer book market was approximately 16 percent. Bestsellers represent only three percent of Barnes & Noble store sales.

     The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal years ended February 1, 2003 (fiscal 2002) and February 2, 2002 (fiscal 2001) were comprised of 52 weeks.

     The Company’s sales increased $398.9 million or 8.2% during fiscal 2002 to $5.269 billion from $4.870 billion during fiscal 2001. Contributing to this improvement was an increase of $231.4 million from GameStop store sales.

Barnes & Noble Bookstores

     General

     Barnes & Noble is the nation’s largest operator of bookstores* with 628 Barnes & Noble bookstores located in 49 states and the District of Columbia as of February 1, 2003. With more than 35 years of bookselling experience, management has a strong sense of customers’ changing needs. The Company leads book retailing with a “community store” concept. Barnes & Noble’s typical bookstore offers a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble bookstore an active part of its community.

*	Based upon sales reported in trade publications and public filings.

     Barnes & Noble bookstores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble bookstores opened during fiscal 2002 added 1.0 million square feet to the Barnes & Noble bookstore base, bringing the total square footage to 15.2 million square feet, a seven percent increase over the prior fiscal year. Fiscal 2002 sales from Barnes & Noble bookstores, which contributed 91.3 percent of the Company’s total bookstore sales, increased 6.4% to $3.575 billion from $3.359 billion in fiscal 2001. The Company plans to open between 35 and 40 Barnes & Noble bookstores in the fiscal year ending January 31, 2004 (fiscal 2003), which are expected to average 25,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble bookstores are:

     Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of February 1, 2003, Barnes & Noble had stores in 156 of the total 210 DMA (Designated Market Area) markets. In 70 of the 156 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble bookstores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

     Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging between 60,000 to 200,000 titles, and has access to one million titles for immediate delivery. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers represent only three percent of Barnes & Noble bookstore sales. Complementing this extensive on-site selection, all Barnes & Noble bookstores provide customers with access to the millions of books available to online shoppers while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

     Music Departments. Many of the Barnes & Noble bookstores have music departments, which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock and an extensive collection of DVD’s, tailored to the tastes of the Company’s core customers. Listening stations are available for customers to preview compact discs.

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

     The Company also offers Readers’ Advantage™ memberships which entitle the customer to receive a ten percent discount in the Company’s stores and a five percent discount on the Barnes & Noble.com Web site. Readers’ Advantage™ also offers other benefits and invitations to member-only events.

     Marketing and Community Relations. Barnes & Noble stores are launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children’s storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, word-of-mouth publicity and media coverage. The Company also supports communities through efforts on behalf of local non-profit organizations that focus on literacy, the arts or education (K-12). In addition, the Company is the exclusive book sponsor of the Poets & Writers organization, and a co-sponsor with the Anti-Defamation League of “Close the Book on Hate,” a national public education campaign that has been teaching children, young people and adults to accept and celebrate diversity through reading and discussion, helping to end prejudice and discrimination.

     Merchandising and Marketing

     The Company’s merchandising strategy for its Barnes & Noble bookstores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 200,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than three million titles. It includes catalogued sales rankings of over one million titles in over 150 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing.

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

     The number of Barnes & Noble stores located in each state and the District of Columbia as of February 1, 2003 are listed below:

NUMBER
STATE	OF STORES

Alabama	6
Alaska	1
Arizona	15
Arkansas	3
California	84
Colorado	14
Connecticut	11
Delaware	1
Dist. Of Columbia	2
Florida	42
Georgia	15
Hawaii	1
Idaho	3
Illinois	29
Indiana	10
Iowa	5
Kansas	4
Kentucky	7
Louisiana	7
Maine	1
Maryland	10
Massachusetts	19
Michigan	19
Minnesota	20
Mississippi	2
Missouri	9
Montana	4
Nebraska	4
Nevada	4
New Hampshire	4
New Jersey	22
New Mexico	2
New York	40
North Carolina	17
North Dakota	2
Ohio	18
Oklahoma	5
Oregon	8
Pennsylvania	24
Rhode Island	2
South Carolina	9
South Dakota	1
Tennessee	8
Texas	56
Utah	9
Vermont	1
Virginia	20
Washington	17
Wisconsin	10
Wyoming	1

Expansion

     According to Veronis, Suhler & Associates Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 2.8%, from approximately $17.8 billion in 2001 to approximately $20.5 billion in 2006. The Company believes Barnes & Noble bookstores offer the greatest opportunity to increase the Company’s share of the expanding consumer book market. The Company expects to open approximately 35 to 40 new stores during fiscal 2003. All stores will be opened under the Barnes & Noble Booksellers trade name and management positions in those stores are expected to be filled mostly by employees from existing stores.

B. Dalton Bookstores

     General

     The Company is the second largest operator of mall bookstores in the United States.* During fiscal 2002, B. Dalton (including Doubleday and Scribner’s) generated sales of approximately $260.0 million, or 6.6% of the Company’s total bookstore sales, compared with $310.3 million, or 8.3% of total bookstore sales during fiscal 2001.

     Most of the 258 B. Dalton stores range in size from 2,000 to 6,000 square feet. These stores stock between 20,000 and 25,000 titles. B. Dalton generally discounts hardcover and paperback bestsellers at 30% off the publishers’ suggested retail prices. B. Dalton also offers Readers’ Advantage™, a membership loyalty program which gives members additional discounts and other benefits. The Company’s five Doubleday bookstores and one Scribner’s bookstore utilize a more upscale format in select shopping malls and place a greater emphasis on hardcover and gift books.

     The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores as leases come up for renewal. In fiscal 2002, the Company closed 47 B. Dalton stores.

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

* Based upon sales reported in trade publications and public filings.

     The number of B. Dalton stores located in each state and the District of Columbia as of February 1, 2003 are listed below:

NUMBER
STATE	OF STORES

Alabama	1
Arizona	6
Arkansas	1
California	35
Colorado	2
Connecticut	1
Dist. Of Columbia	1
Florida	12
Georgia	7
Idaho	3
Illinois	13
Indiana	5
Iowa	6
Kansas	5
Kentucky	1
Louisiana	5
Maine	2
Maryland	5
Massachusetts	3
Michigan	13
Minnesota	11
Mississippi	1
Missouri	7
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	8
New Mexico	2
New York	9
North Carolina	5
North Dakota	3
Ohio	13
Oklahoma	1
Oregon	4
Pennsylvania	11
South Carolina	3
South Dakota	1
Tennessee	1
Texas	16
Utah	5
Virginia	10
Washington	7
West Virginia	1
Wisconsin	4
Wyoming	2

Barnes & Noble.com

     General

     The Company currently has an approximate 38 percent ownership interest in Barnes & Noble.com, a leading internet-based retailer of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, Barnes & Noble.com has attracted more than 13.6 million customers in 232 countries. Barnes & Noble.com’s bookstore includes the largest in-stock selection of in-print book titles with access to approximately one million titles for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. Barnes & Noble.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

     According to Jupiter Media Metrix, in December 2002, Barnes & Noble.com’s Web site was the ninth most-trafficked shopping site and was among the top 50 largest Web properties on the Internet. Co-marketing agreements with major Web portals such as AOL, Yahoo! and MSN as well as content sites have extended Barnes & Noble.com’s brand and increased consumer exposure to its site. Barnes & Noble.com has also established a network of remote virtual storefronts across the Internet by creating direct links with more than 176,000 affiliate Web sites.

GameStop Stores

     General

     The Company acquired Babbage’s Etc. and Funco, Inc. in October 1999 and June 2000, respectively. Through a corporate restructuring, Babbage’s Etc. became a wholly owned subsidiary of Funco, Inc. and the name of Funco, Inc. was changed to GameStop, Inc. In February 2002, the Company completed an initial public offering for its GameStop subsidiary. The Company retained an approximate 63 percent interest in GameStop. GameStop is the nation’s largest video-game and PC-entertainment software specialty retailer*, operating 1,231 video-game and entertainment-software stores located in 49 states, Puerto Rico and Guam as of February 1, 2003. The video-game and entertainment-software stores range in size from 500 to 5,000 square feet (averaging 1,500 square feet) depending upon market demographics. Stores feature video-game hardware and software, PC-entertainment software and a multitude of accessories. GameStop operates stores under the GameStop, Babbage’s, Software Etc. and FuncoLand trade names, a Web site, gamestop.com, and Game Informer magazine (collectively, GameStop or Video Game & Entertainment Software).

     Of the 1,231 stores, 693 stores are located in strip centers and 538 stores are located in shopping malls and other locations. Strip center stores carry a balanced mix of new and used video-game products and, in selected stores, PC-entertainment software. Mall stores carry primarily new video-game products and PC-entertainment software, as well as a limited selection of used video game products. GameStop is the largest retailer of used video games in the nation and provides customers with the opportunity to trade in their used video game products in exchange for store credits which can be applied towards the purchase of other products, including new merchandise. The trade-in program provides a unique value proposition to customers which is unavailable at mass merchants, toy stores and consumer electronics retailers.

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

     Store Locations and Properties

     GameStop has a dedicated staff of real estate personnel experienced in selecting store locations. Site selections for new stores are made after an extensive review of demographic data and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of other GameStop stores. Most GameStop stores are located in highly visible locations within malls and strip centers.

*	Based upon sales reported in trade publications and public filings.

     The number of video-game and entertainment-software stores located in each state, the Commonwealth of Puerto Rico and Guam as of February 1, 2003 are listed below:

NUMBER
STATE	OF STORES

Alabama	11
Alaska	3
Arizona	22
Arkansas	4
California	137
Colorado	19
Connecticut	16
Delaware	6
Florida	54
Georgia	26
Guam	1
Hawaii	10
Idaho	2
Illinois	71
Indiana	18
Iowa	9
Kansas	5
Kentucky	15
Louisiana	11
Maine	2
Maryland	36
Massachusetts	28
Michigan	54
Minnesota	25
Mississippi	4
Missouri	28
Montana	4
Nebraska	3
Nevada	12
New Hampshire	6
New Jersey	62
New Mexico	5
New York	60
North Carolina	20
North Dakota	4
Ohio	53
Oklahoma	10
Oregon	8
Pennsylvania	69
Puerto Rico	11
Rhode Island	1
South Carolina	12
South Dakota	2
Tennessee	18
Texas	136
Utah	16
Vermont	1
Virginia	38
Washington	34
West Virginia	9
Wisconsin	20

     Expansion

     GameStop intends to continue to open new strip center stores in targeted markets and new mall stores in selected mall locations. GameStop opened 210 new stores in fiscal 2002 and 74 new stores in fiscal 2001. GameStop plans on opening approximately 235 to 265 new stores in fiscal 2003. The primary growth vehicle will be the expansion of the strip center store base, which is believed could grow to over 2,000 stores in the United States. GameStop’s strategy is to open clusters of strip center stores in targeted major metropolitan markets under the GameStop brand name. GameStop analyzes each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available.

     During fiscal 2002, GameStop successfully capitalized on the growth in demand for video game software and accessories that followed the launch of four new video game platforms and the related increase in installed hardware base. Over the next few years, GameStop expects to continue to capitalize on the increasing installed base for these platforms and the related growth in video game software and accessories sales.

Other Strategies

     Proprietary Publishing. Barnes & Noble differentiates its product offerings from those of its competitors by publishing books under its own imprints. As part of this activity, Barnes & Noble licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. The Company, through its January 2003 acquisition of Sterling Publishing Co., Inc. (Sterling), is one of the top 25 publishers in the nation and the industry’s leading publisher of how-to books. Sterling has an active list of more than 4,500 owned and distributed titles, and publishes and distributes more than 1,000 new titles annually. As a leading publisher of how-to books, Sterling has strength in art technique, gardening, cooking, health, crafts, puzzle and game, woodworking and house and home. With the addition of the Sterling titles, the Company has publishing or distribution rights to nearly 10,000 titles and offers customers high quality books at exceptional values, while generating attractive gross margins. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to the customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

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

     Each Barnes & Noble store generally employs a manager, two assistant managers and approximately 50 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. Each GameStop store employs, on average, one manager, one assistant manager and between two and 10 sales associates, many of whom are part-time employees. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full- and part-time booksellers. The large employee base provides the Company with experienced booksellers and interactive gaming experts to fill positions in the Company’s new Barnes & Noble and GameStop stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

     Field management for all of the Company’s bookstores and GameStop stores, including regional directors, district managers and store managers, participate in an incentive program tied to store productivity. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

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

Purchasing

     Barnes & Noble’s buyers negotiate terms, discounts and cooperative advertising allowances with publishers for all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has teams of buyers who specialize in customizing inventory for each of the Company’s bookselling strategies. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network.

     The Company purchases books on a regular basis from over 1,700 publishers and approximately 45 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 44 percent of the Company’s book purchases during fiscal 2002, and no single supplier accounted for more than 15 percent of the Company’s purchases during this period. Consistent with retail book industry practice, substantially all of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

     Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers’ cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. However, these limitations are mitigated by the substantial number of titles available, the Company’s ability to maximize available discounts and its well-established relationships with publishers, which are enhanced by the Company’s significant purchasing volume.

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

     GameStop purchases substantially all of its new products from approximately 85 manufacturers and software publishers and approximately five distributors. Purchases from the top five vendors accounted for approximately 55% of GameStop’s new product purchases in fiscal 2002. Only Sony and Electronic Arts (which accounted for 18% and 12%, respectively) accounted for more than 10% of GameStop’s new product purchases during fiscal 2002. GameStop has established price protections and return privileges with its primary vendors in order to reduce the risk of inventory obsolescence. In addition, GameStop has no purchase contracts with trade vendors and conducts business on an order-by-order basis, a practice that is typical throughout the industry. GameStop believes that maintaining and strengthening its long-term relationships with its vendors is essential to its operations and continued expansion. GameStop believes it has very good relations with its vendors.

Distribution

     The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and maintaining efficient distribution centers. As of February 1, 2003, the Company’s book distribution centers had over one and a half million square feet. In fiscal 2002, the Company added over 500,000 square feet when its distribution center in Reno, Nevada became fully operational. The Company is using the Reno facility to facilitate distribution to its West Coast stores. Historically, the Company had replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. The Company now sources more of its inventory through the distribution centers, which has increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores.

     GameStop operates a 210,000 square foot state-of-the-art distribution center in Grapevine, Texas. By operating with a centralized distribution facility, GameStop effectively controls and minimizes inventory levels. A technologically-advanced conveyor system and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support its first-to-market distribution network, GameStop utilizes the services of ten off-site, third-party operated distribution centers that pick up products from suppliers, repackage the products for each of the stores and ship products to the stores by package carriers. GameStop’s ability to rapidly process incoming shipments of new release titles and distribute them to all of the stores, either that day or by the next morning, enables GameStop to meet peak demand and replenish stores at least twice a week.

Management Information and Control Systems

     The Company has focused a majority of its information resources on strategically positioning and implementing systems to support store operations, merchandising and finance. BookMaster, the Company’s bookstore inventory management system, integrates point-of-sale features that utilize a proprietary data-warehouse based replenishment system. BookMaster enhances communications and real-time access to the Company’s network of bookstores, distribution centers and wholesalers. In addition, the implementation of just-in-time replenishment has provided for more rapid replenishment of books to all of the Company’s bookstores, resulting in higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing.

     GameStop’s proprietary inventory management system and point-of-sale technology show daily sales and in-store stock by title by store. Systems in place use this data to automatically generate replenishment shipments to each store from GameStop’s distribution center in Grapevine, Texas, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. GameStop’s call lists and reservation system also provide the centralized buying staff with information to determine order size and inventory management for store-by-store inventory allocation. GameStop constantly reviews and edits its merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs. GameStop uses a centralized PC network-based information system based in its corporate offices, in order to minimize initial outlay of capital while allowing for flexibility and growth as operations expand.

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

     The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. GameStop competes with mass merchants and regional chains, including Wal-Mart, Target and Kmart; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique; toy retail chains, including Toys “R” Us and KB Toys; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics superstores, including Best Buy and Circuit City. In addition, video games are available for rental from many video stores, some of whom have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. GameStop also competes with sellers of used video game products. Additionally, GameStop competes with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

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

Employees

     The Company’s bookstores cultivate a culture of outgoing, helpful and knowledgeable employees. GameStop’s stores cultivate a work environment that attracts knowledgeable employees who are actively interested in video games and entertainment software. As of February 1, 2003, the Company had approximately 39,000 full- and part-time booksellers. As of February 1, 2003, GameStop employed approximately 11,000 full- and part-time employees in its stores. The Company’s employees are not represented by unions, with the exception of 35 Sterling employees, and the Company believes that its relationship with its employees is excellent.

Available Information

     The Company makes available on its Web site (http://www.barnesandnobleinc.com) under “Financials” — “SEC Documents”, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such material with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     All but two of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 626 leased stores open as of February 1, 2003 expire as follows:

Number of
Lease Terms to Expire During	Stores

(12 months ending on or about January 31)
2004	20
2005	40
2006	32
2007	19
2008	36
2009 and later	479

     All B. Dalton stores are leased. The leases generally provide for an initial 10 year term with no renewal option. The terms of the 258 B. Dalton leases as of February 1, 2003 expire as follows:

Number of
Lease Terms to Expire During	Stores

(12 months ending on or about January 31)
2004	117
2005	45
2006	49
2007	16
2008	16
2009 and later	15

     All GameStop stores are leased. The leases generally provide for an initial term of three to 10 years with renewal options. The terms of the 1,231 GameStop leases as of February 1, 2003 expire as follows:

Number of
Lease Terms to Expire During	Stores

(12 months ending on or about January 31)
Expired and in negotiations	138
2004	217
2005	191
2006	179
2007	102
2008 and later	404

     The Company generally has been able to renew expiring leases on favorable terms, and believes that renewals of leases expiring in the future will not have a material adverse effect on its financial condition or results of operations.

ITEM 3. LEGAL PROCEEDINGS

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. The Company intends to vigorously defend this action.

     On March 14, 2003, a Company employee filed a class action lawsuit against the Company in the Superior Court of California for the County of Orange (Case No. 03CC00088). The complaint alleges that the Company improperly classified the assistant store managers, department managers and receiving managers working in its California stores as salaried exempt employees. The complaint alleges that these employees spent more than 50 percent of their time performing non-exempt work and should have been classified as non-exempt employees. The complaint alleges violations of the California Labor Code and California Business and Professions Code and seeks relief, including unpaid overtime compensation, prejudgment interest, penalties, attorneys’ fees and costs. The Company intends to vigorously defend this action, including contesting its certification as a class action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the 13 weeks ended February 1, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$33.90	28.36	$33.61	23.40
Second Quarter	34.43	18.01	41.20	30.40
Third Quarter	24.50	18.40	43.99	32.84
Fourth Quarter	24.79	16.77	38.40	23.30

Approximate Number of Holders of Common Equity

Approximate
Number of
Record Holders
as of
Title of Class	March 31, 2003

Common stock, $0.001 par value	2,043

Dividends

     The terms of the Company’s revolving credit agreement limit payment of cash dividends. During fiscal 2002 and fiscal 2001, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information included in the Company’s Annual Report to Shareholders for the fiscal year ended February 1, 2003 (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of three months or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of February 1, 2003, the Company’s cash and cash equivalents totaled approximately $267,642,000.

     Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its credit facility. The amount outstanding under the facility has been classified as long-term debt in the consolidated balance sheets of the Company included in the Annual Report under the section entitled “Consolidated Balance Sheets,” which is incorporated by reference herein. The Company did not have any amounts outstanding under the facility at February 1, 2003.

     We do not have any foreign currency exposure as nearly all of the Company’s business is transacted in United States currency.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended February 1, 2003 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

     The following table sets forth equity compensation plan information as of February 1, 2003:

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted-average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding securities
Plan Category	and rights	warrants and rights	in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,568,000	$18.22	2,536,803
Equity compensation plans not approved by security holders	—	—	—

Total	12,568,000	$18.22	2,536,803

     The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements:

(i)	“The Report of Independent Certified Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

(b)  Reports filed on Form 8-K during the Company’s quarter ended February 1, 2003.

(1)	On December 13, 2002, the Company filed a Form 8-K under Item 5 which announced that the Company had reached an agreement to purchase Sterling Publishing Co., Inc., a privately held company that is one of the top 25 publishers in the United States and a leading publisher of how-to books.

(2)	On January 23, 2003, the Company filed a Form 8-K under Items 5 and 7 announcing the completion of the purchase of the assets of Sterling Publishing Co., Inc. and submitting the press release dated January 22, 2003 which announced the purchase.

      2. Schedule

Valuation and Qualifying Accounts.

As of February 1, 2003, February 2, 2002 and February 3, 2001

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other	Write-	end
	of period	expenses	accounts	offs	of period

Allowance for Doubtful
Accounts at February 1, 2003	$2,376,315	$216,000	$(353,346)	$79,372	$2,318,340
Allowance for Doubtful
Accounts at February 2, 2002	$1,716,169	$1,252,390	—	$592,244	$2,376,315
Allowance for Doubtful
Accounts at February 3, 2001	$1,388,956	$1,178,683	—	$851,470	$1,716,169

      3. Exhibits:

         The following are filed as Exhibits to this form:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996. (2)

3.3	Amended and Restated By-laws of the Company. (1)

3.4	Amendment to the Company’s By-laws adopted May 31, 1995. (3)

3.5	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble, Inc. (4)

3.6	Certificate of Amendment of The Amended and Restated Certificate of Incorporation of Barnes & Noble, Inc., dated July 17, 1998 and filed July 17, 1998. (4)

4.1	Specimen Common Stock certificate. (1)

4.2	Rights Agreement, dated as of July 10, 1998, between Barnes & Noble, Inc. and The Bank of New York, as Rights Agent. (4)

10.1	Supplemental Compensation Plan. (6)

10.2	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (1)

10.3	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (5)

10.4	Employment Agreement between the Company and Mitchell S. Klipper dated as of February 18, 2002. (15)

10.5	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (19)

10.6	Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc (the “LLC Agreement”) among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (7)

10.7	Amendment No. 1 to the LLC Agreement. (9)

10.8	Supply Agreement, dated as of October 31, 1998, between Barnes & Noble, Inc. and barnesandnoble.com llc. (8)

10.9	Indenture, dated as of March 14, 2001, between Barnes & Noble, Inc. and United States Trust

Exhibit
No.	Description

Company of New York, as Trustee. (12)

10.10	Registration Rights Agreement, dated as of March 8, 2001, between Barnes & Noble, Inc. and Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (12)

10.11	Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto (the “Banks”). (16)

10.12	Security Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its wholly owned subsidiaries (the “Subsidiaries”) and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (16)

10.13	Securities Collateral Pledge Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (16)

10.14	Patent and Trademark Security Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (16)

10.15	Subsidiary Guaranty, dated as of May 22, 2002, between each of the Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (16)

10.16	Barnes & Noble, Inc. Amended and Restated 1996 Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed with the Securities and Exchange Commission on June 14, 2002. (17)

10.17	Amendment No. 1 dated August 29, 2002 to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto. (18)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Certified Public Accountants”. (19)

21.1	List of subsidiaries. (19)

23.1	Consent of BDO Seidman, LLP. (19)

23.2	Report of BDO Seidman, LLP. (19)

Exhibit
No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Stephen Riggio, Chief Executive Officer of Barnes & Noble, Inc. (19)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Lawrence S. Zilavy, Chief Financial Officer of Barnes & Noble, Inc. (19)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 27, 1996.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 29, 1995.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 29, 1995.

(7)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 31, 1998.

(8)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 30, 1999.

(9)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2000.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2000.

(11)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 28, 2000.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2001.

(13)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 5, 2001.

(14)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 3, 2001.

(15)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(16)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 4, 2002.

(17)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 3, 2002.

(18)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended November 2, 2002.

(19)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/Joseph J. Lombardi
Joseph J. Lombardi Vice President, Controller (principal accounting officer) April 23, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	April 23, 2003

/s/ Stephen Riggio Stephen Riggio	Vice Chairman and Chief Executive Officer (principal executive officer)	April 23, 2003

/s/Lawrence S. Zilavy Lawrence S. Zilavy	Chief Financial Officer (principal financial officer)	April 23, 2003

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	April 23, 2003

/s/ Matthew A. Berdon Matthew A. Berdon	Director	April 23, 2003

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	April 23, 2003

/s/ William Dillard II William Dillard II	Director	April 23, 2003

/s/ Irene R. Miller Irene R. Miller	Director	April 23, 2003

/s/ Margaret T. Monaco Margaret T. Monaco	Director	April 23, 2003

/s/ William Sheluck, Jr. William Sheluck, Jr.	Director	April 23, 2003

CERTIFICATION

I, Stephen Riggio, certify that:

1.	I have reviewed this annual report on Form 10-K of Barnes & Noble, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/Stephen Riggio

Stephen Riggio Chief Executive Officer

CERTIFICATION

I, Lawrence S. Zilavy, certify that:

1.	I have reviewed this annual report on Form 10-K of Barnes & Noble, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/Lawrence S. Zilavy

Lawrence S. Zilavy Chief Financial Officer