Form 10-Q
period 2003-05-03
BARNES & NOBLE INC
filed 2003-06-13
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Number of shares of $.001 par value common stock outstanding as of May 30, 2003: 64,690,099.

BARNES & NOBLE, INC. AND SUBSIDIARIES

May 3, 2003

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended

	May 3, 2003	May 4, 2002

Sales	$1,185,605	1,133,126
Cost of sales and occupancy	884,960	849,990

Gross profit	300,645	283,136

Selling and administrative expenses	250,673	230,544
Depreciation and amortization	39,040	35,750
Pre-opening expenses	1,502	1,750
Impairment charge	—	25,328

Operating profit (loss)	9,430	(10,236)
Interest (net of interest income of $554 and $1,018, respectively) and amortization of deferred financing fees	(4,643)	(5,406)
Equity in net loss of Barnes & Noble.com	(4,972)	(7,435)
Other expense, net	—	(1,813)

Loss before income taxes and minority interest	(185)	(24,890)
Income taxes	(75)	(10,227)

Loss before minority interest	(110)	(14,663)
Minority interest	(1,916)	(1,658)

Net loss	$(2,026)	(16,321)

Loss per common share:
Basic	$(0.03)	(0.25)
Diluted	$(0.03)	(0.25)
Weighted average common shares outstanding
Basic	64,867,000	67,252,000
Diluted	64,867,000	67,252,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	May 3,	May 4,	February 1,
	2003	2002	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,987	183,262	267,642
Receivables, net	64,014	52,474	66,948
Barnes & Noble.com receivable	35,920	43,618	55,174
Merchandise inventories	1,418,377	1,354,708	1,395,872
Prepaid expenses and other current assets	103,539	105,964	101,232

Total current assets	1,817,837	1,740,026	1,886,868

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	493,954	466,174	495,499
Fixtures and equipment	949,266	842,373	936,136

	1,446,467	1,311,794	1,434,882
Less accumulated depreciation and amortization	842,580	719,777	812,579

Net property and equipment	603,887	592,017	622,303

Goodwill	391,704	340,881	390,396
Intangible assets, net	47,713	—	48,176
Investment in Barnes & Noble.com	19,782	40,782	23,280
Other noncurrent assets	23,009	39,317	24,404

Total assets	$2,903,932	2,753,023	2,995,427

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	May 3,	May 4,	February 1,
	2003	2002	2003

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661,556	677,850	710,907
Accrued liabilities	423,537	335,200	520,541

Total current liabilities	1,085,093	1,013,050	1,231,448

Long-term debt	357,000	355,000	300,000
Deferred income taxes	119,845	115,079	119,823
Other long-term liabilities	115,142	107,462	115,415
Minority interest	202,979	183,664	200,951
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 73,470,067, 72,856,628 and 73,110,740 shares issued, respectively	73	73	73
Additional paid-in capital	832,313	821,504	828,522
Accumulated other comprehensive loss	(11,032)	(813)	(11,064)
Retained earnings	389,624	275,381	391,650
Treasury stock, at cost, 8,807,700, 5,504,700 and 8,502,700 shares, respectively	(187,105)	(117,377)	(181,391)

Total shareholders’ equity	1,023,873	978,768	1,027,790

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,903,932	2,753,023	2,995,427

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

		Additional	Accumulated Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 1, 2003	$73	$828,522	$(11,064)	$391,650	$(181,391)	$1,027,790

Comprehensive loss:
Net loss	—	—	—	(2,026)	—
Other comprehensive income:
Unrealized income on available-for-sale securities (net of deferred tax of $19)	—	—	29	—	—
Unrealized gain on derivative instrument (net of deferred tax of $2)	—	—	3	—	—
Total comprehensive loss						(1,994)
Exercise of 359,327 common stock options (including tax benefit of $1,902)	—	3,597	—	—	—	3,597
Exercise of common stock options of subsidiary (including tax benefit of $105)	—	220	—	—	—	220
Treasury stock acquired, 305,000 shares	—	—	—	—	(5,714)	(5,714)
Treasury stock of subsidiary acquired	—	(26)	—	—	—	(26)

Balance at May 3, 2003	$73	$832,313	$(11,032)	$389,624	$(187,105)	$1,023,873

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	13 weeks ended

	May 3, 2003	May 4, 2002

Cash flows from operating activities:
Net loss	$(2,026)	(16,321)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	39,739	36,832
Loss on disposal of property and equipment	799	2,708
Increase in other long-term liabilities for scheduled rent increases in long-term leases	326	905
Equity in net loss of Barnes & Noble.com	4,972	7,435
Minority interest	1,916	1,658
Impairment charge	—	25,328
Deferred taxes	—	4,047
Other expense, net	—	1,813
Changes in operating assets and liabilities, net	(146,354)	(204,518)

Net cash flows from operating activities	(100,628)	(140,113)

Cash flows from investing activities:
Purchases of property and equipment	(23,461)	(34,706)
Purchase of investments	(1,474)	(534)
Net (increase) decrease in other noncurrent assets	745	(5,639)

Net cash flows from investing activities	(24,190)	(40,879)

Cash flows from financing activities:
Proceeds from GameStop initial public offering	—	347,318
Net increase (decrease) in revolving credit facility	57,000	(94,000)
Proceeds from exercise of common stock options	1,877	2,718
Purchase of treasury stock through repurchase program	(5,714)	—

Net cash flows from financing activities	53,163	256,036

Net increase (decrease) in cash and cash equivalents	(71,655)	75,044
Cash and cash equivalents at beginning of period	267,642	108,218

Cash and cash equivalents at end of period	$195,987	183,262

Changes in operating assets and liabilities, net:
Receivables, net	$22,188	2,478
Merchandise inventories	(22,505)	(69,703)
Prepaid expenses and other current assets	(2,041)	(6,763)
Accounts payable and accrued liabilities	(143,996)	(130,530)

Changes in operating assets and liabilities, net	$(146,354)	(204,518)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,822	9,748
Income taxes	$54,688	39,448

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 3, 2003 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 1, 2003 (fiscal 2002). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 3, 2003 are not indicative of the results to be expected for the 52 weeks ending January 31, 2004 (fiscal 2003).

(1)	Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 83 percent, 82 percent and 82 percent of the Company’s merchandise inventories as of May 3, 2003, May 4, 2002 and February 1, 2003, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores and Calendar Club L.L.C. (Calendar Club) represent 11 percent, 11 percent and 12 percent of merchandise inventories as of May 3, 2003, May 4, 2002 and February 1, 2003, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of May 3, 2003, May 4, 2002 and February 1, 2003.

(2)	Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Income Taxes

     The tax provisions for the 13 weeks ended May 3, 2003 and May 4, 2002 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

(4)	Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS) and GameStop Corp. (GME) common shares under stock-based incentive plans. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based incentive plans:

	For the 13 weeks ended

	May 3, 2003	May 4, 2002

Net loss – as reported	$(2,026)	(16,321)
Compensation expense, net of tax
BKS stock options	2,955	1,808
GME stock options	1,291	1,206

Pro forma net loss – pro forma for SFAS No. 123	$(6,272)	(19,335)

Net loss per share – as reported	$(0.03)	(0.25)
Compensation expense, net of tax
BKS stock options	0.05	0.03
GME stock options	0.02	0.02

Pro forma net loss per share – pro forma for SFAS No. 123	$(0.10)	(0.30)

(5)	Comprehensive Loss

     Comprehensive loss is net loss, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are the unrealized losses on available-for-sale

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

securities and derivative instruments, as follows:

	For the 13 weeks ended

	May 3, 2003	May 4, 2002

Net loss	$(2,026)	(16,321)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	29	(1,823)
Less: reclassification adjustment	—	14,806

Unrealized gains, net of deferred income tax expense of $19 and $9,195, respectively	29	12,983

Unrealized gain on derivative instrument, net of deferred income tax expense of $2 and $352, respectively	3	507

Total comprehensive loss	$(1,994)	(2,831)

(6)	Net Loss Per Share

Following is a reconciliation of net loss and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended				For the 13 weeks ended
		May 3, 2003				May 4, 2002

		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS
Net loss		$(2,026)	64,867	$(0.03)		$(16,321)	67,252	$(0.25)

Effect of dilutive securities
Options		—	—			—	—
Convertible debt		—	—			—	—

		(2,026)				(16,321)

Effect of GameStop dilutive EPS
GameStop net income less minority interest		4,170				3,213

		(6,196)				(19,534)
GameStop diluted EPS	$0.11				$0.08
GameStop shares owned by Barnes & Noble	36,009	3,952			36,009	3,014

		$(2,244)	64,867	$(0.03)		$16,520	67,252	$(0.25)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

(7)	Segment Information

     The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video-game and entertainment-software stores.

     Bookstores

     This segment includes 630 bookstores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 245 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. The bookstore segment employs a merchandising strategy that targets the mainstream consumer book market. The Company’s publishing operation, which includes Sterling Publishing, Co., Inc. (Sterling) is also included in this segment. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks.

     Video Game & Entertainment Software Stores

     This segment includes 1,309 Video Game & Entertainment Software stores under the GameStop, Babbage’s, Software Etc. and FuncoLand names, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit (loss) includes corporate expenses in each operating segment. The Company evaluates the performance of its segments based on operating profit.

     Segment information for the 13 weeks ended May 3, 2003 and May 4, 2002 follows:

Sales	May 3, 2003	May 4, 2002

Bookstores	$863,864	861,721
Video Game & Entertainment Software stores	321,741	271,405

Total	$1,185,605	1,133,126

Operating profit (loss)	May 3, 2003	May 4, 2002

Bookstores (a)	$(1,259)	(18,948)
Video Game & Entertainment Software stores	10,689	8,712

Total	$9,430	(10,236)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

(a)  Operating loss for the 13 weeks ended May 4, 2002 is net of a non-cash impairment charge of $25,328.

     A reconciliation of operating profit (loss) reported by reportable segments to consolidated loss before income taxes and minority interest in the consolidated financial statements for the 13 weeks ended May 3, 2003 and May 4, 2002 is as follows:

	May 3, 2003	May 4, 2002

Reportable segments operating profit (loss)	$9,430	(10,236)
Interest, net	(4,643)	(5,406)
Equity in net loss of Barnes & Noble.com	(4,972)	(7,435)
Other expense	—	(1,813)

Consolidated loss before income taxes and minority interest	$(185)	(24,890)

(8)	Changes in Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company in connection with the purchase of Sterling in the fourth quarter of fiscal 2002:

	As of May 3, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Total

Amortized intangible assets	$18,461	(463)	$17,998
Unamortized intangible assets	29,715	—	29,715

	$48,176	(463)	$47,713

     Amortized intangible assets consist primarily of author contracts which are being amortized on a straight-line basis over a period of 10 years.

Aggregate Amortization Expense:

For the 13 weeks ended May 3, 2003	$463

Estimated Amortization Expense:

(12 months ending on or about January 31)
2004	$1,846
2005	$1,846
2006	$1,846
2007	$1,882
2008	$1,846

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

     The changes in the carrying amount of goodwill for the 13 weeks ended May 3, 2003 are as follows:

	Video Game &
	Entertainment
	Software Stores	Bookstores	Total

Balance as of February 1, 2003	$317,957	72,438	$390,396
Acquisition adjustment	—	1,308	1,308

Balance as of May 3, 2003	$317,957	73,747	$391,704

     During the 13 weeks ended May 3, 2003, management allocated the purchase price related to the acquisition of Sterling based on the valuation performed by an independent firm. As a result, $48,176 was reallocated from goodwill to the intangible assets noted above. Goodwill as of February 1, 2003 has been adjusted to reflect this reallocation.

(9)	Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 146 “Accounting for the Costs Associated with Exit or Disposal Activities”, which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The impact of SFAS No. 146 has not had a material effect on the Company’s financial condition or results of operations.

     In November 2002, the EITF reached a consensus on Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, addressing the accounting for cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. EITF Issue 02-16 is effective for arrangements entered into after December 31, 2002. The adoption of this standard in the first quarter of fiscal 2003 did not have a material effect on the Company’s financial condition or results of operations.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 3, 2003 and May 4, 2002
(thousands of dollars, except per share data)
(unaudited)

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company’s financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123 “Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has incorporated the expanded disclosures into these footnotes.

     In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Securities and Exchange Commission Financial Reporting Release No. 60 requests all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Barnes & Noble, Inc. and its subsidiaries (collectively, the Company) do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Long-Lived Assets and Amortized Intangible Assets. The Company’s long-lived assets include property and equipment and amortized intangibles. At May 3, 2003, the Company had $603.9 million of property and equipment, net of accumulated depreciation and $18.0 million of amortized intangible assets, net of amortization, accounting for approximately 21.4% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Impairment of Goodwill and Unamortized Intangible Assets. At May 3, 2003, the Company had $391.7 million of goodwill and $29.7 million of unamortized intangible assets, accounting for approximately 14.5% of the Company’s total assets. The Company performs a two-step process for impairment testing of goodwill and unamortized intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. Unamortized intangible assets were acquired in January 2003 in connection with the acquisition of Sterling Publishing Co., Inc. The Company completed its annual impairment test on the goodwill in November 2002 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense when incurred. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of sublease recoveries. Costs associated with store closings of $1.0 million and $2.4 million during the first quarter of fiscal 2003 and fiscal 2002, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $196.0 million as of May 3, 2003 compared with $183.3 million as of May 4, 2002.

Merchandise inventories increased to $1,418.4 million as of May 3, 2003, compared with $1,354.7 million as of May 4, 2002. The increase supported the Company’s 4.6% sales growth, the opening of 43 Barnes & Noble bookstores and 258 GameStop stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $23.5 million and $34.7 million during the 13 weeks ended May 3, 2003 and May 4, 2002, respectively.

In fiscal 2001, the Company issued $300.0 million, 5.25 percent convertible subordinated notes due March 15, 2009. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

Total debt increased 0.6% to $357.0 million as of May 3, 2003 from $355.0 million as of May 4, 2002. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $319.7 million and $381.7 million during the 13 weeks ended May 3, 2003 and May 4, 2002, respectively, and peaked at $416.4 million and $480.0 million during the same periods. The ratio of debt to equity decreased to 0.35:1.00 as of May 3, 2003 compared with 0.36:1.00 as of May 4, 2002.

As of May 3, 2003, the Company had an aggregate receivable of $35.9 million from Barnes & Noble.com related to current activity under its supply and service agreements. The Company continues to evaluate the recoverability of this receivable and may provide additional funding to Barnes & Noble.com in the future, if needed.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its $500.0 million senior credit facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 13-week periods ended May 3, 2003 and May 4, 2002.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended May 3, 2003 compared with the 13 weeks ended May 4, 2002

Sales

During the 13 weeks ended May 3, 2003, the Company’s sales increased $52.5 million or 4.6% to $1,185.6 million from $1,133.1 million during the 13 weeks ended May 4, 2002. Contributing to this improvement was an increase of $50.3 million from GameStop Corp. (Video Game & Entertainment Software) stores. During the first quarter, Barnes & Noble bookstore sales rose 0.6% to $803.5 million from $798.6 million during the same period a year ago and accounted for 67.8% of total Company sales or 93.0% of total bookstore sales.

During the first quarter, the 0.6% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 43 new stores opened since May 4, 2002, which contributed to a 6.4% increase in square footage, offset by a Barnes & Noble bookstore comparable store sales decline of 5.2% in the first quarter of fiscal 2003.

During the first quarter, B. Dalton sales declined 24.1% and represented 3.9% of total Company sales. The decrease was primarily a result of 53 store closings and a 17.6% reduction in its square footage since May 4, 2002. In addition, B. Dalton’s comparable store sales declined 14.0% during the first quarter.

GameStop sales during the first quarter increased 18.5%. This increase in sales was primarily attributable to the sales from the 258 new GameStop stores opened since May 4, 2002 and the 3.5% growth in GameStop comparable store sales.

During the first quarter, the Company opened four Barnes & Noble stores and closed two, bringing its total number of Barnes & Noble bookstores to 630 with 15.3 million square feet. The Company closed 13 B. Dalton stores, ending the period with 245 B. Dalton stores and 1.0 million square feet. The Company opened 86 GameStop stores and closed eight, bringing its total to 1,309 stores with 2.0 million square feet. As of May 3, 2003, the Company operated 2,184 stores in fifty states, the District of Columbia, Puerto Rico and Guam.

Cost of Sales and Occupancy

During the 13 weeks ended May 3, 2003, cost of sales and occupancy increased $35.0 million, or 4.1%, to $885.0 million from $850.0 million during the 13 weeks ended May 4, 2002, primarily due to growth in the Video Game & Entertainment Software segment. As a percentage of sales, cost of sales and occupancy decreased to 74.6% from 75.0% during the same period one year ago.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.2 million to $250.7 million during the 13 weeks ended May 3, 2003 from $230.5 million during the 13 weeks ended May 4, 2002, primarily due to growth in the Video Game & Entertainment Software segment and the increase in bookstore expenses from the opening of 43 Barnes & Noble bookstores since May 4, 2002. During the first quarter, selling and administrative expenses increased as a percentage of sales to 21.1% from 20.3% during the prior year period.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $3.2 million, or 9.2%, to $39.0 million from $35.8 million during the same period last year. The increase was primarily the result of the increase in depreciation related to the 43 new Barnes & Noble bookstores and 258 new GameStop stores opened since May 4, 2002.

Pre-opening Expenses

Pre-opening expenses decreased to $1.5 million during the 13 weeks ended May 3, 2003 from $1.8 million for the 13 weeks ended May 4, 2002. The decrease in pre-opening expenses was primarily the result of opening four new Barnes & Noble bookstores during the first quarter of fiscal 2003 compared with eight new Barnes & Noble bookstores opened during the same prior year period. This decrease was partially offset by the pre-opening expenses of 86 new GameStop stores during the 13 weeks ended May 3, 2003, compared with 38 new GameStop stores during the 13 weeks ended May 4, 2002.

Impairment Charge

During the first quarter of fiscal 2002, the Company deemed the decline in value in its available-for-sale securities in Gemstar-TV Guide International, Inc. (Gemstar) and Indigo Books & Music Inc. (Indigo) to be other than temporary. The investments had been carried at fair market value with unrealized gains and losses included in shareholders’ equity. Events such as Gemstar’s largest shareholder taking an impairment charge for its investment, the precipitous decline in the stock price subsequent to the abrupt resignation of one of its senior executives, the questioning of aggressive revenue recognition policies and the filing of a class action lawsuit against Gemstar, were among the items which led to management’s decision to record an impairment for its investment in Gemstar of nearly $24.0 million (before taxes). The Company’s decision to record an impairment charge for its investment in Indigo was based on a review of Indigo’s financial condition and historical share trading data. As a result of these decisions, the Company recorded a non-cash impairment charge to operating earnings of $25.3 million ($14.9 million after taxes) to reclassify the accumulated unrealized losses and to write down the investments to their current fair market value at the close of business on May 4, 2002. The investment in Gemstar was sold in the second quarter of fiscal 2002.

Operating Profit (Loss)

The Company’s consolidated operating profit (loss) increased to $9.4 million during the 13 weeks ended May 3, 2003 from ($10.2) million during the 13 weeks ended May 4, 2002. Operating profit decreased $5.7 million during the first quarter of fiscal 2003 before the effect of the $25.3 million impairment charge during the first quarter of fiscal 2002.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $4.6 million during the 13 weeks ended May 3, 2003 from $5.4 million during the 13 weeks ended May 4, 2002. The decrease was primarily the result of reduced average borrowings under the Company’s senior credit facility due to effective working capital management.

Other Expense, Net

Other expense of $1.8 million in the first quarter of 2002 was comprised of $0.6 million in equity losses in iUniverse.com, $0.7 million in equity losses in BOOK® magazine and $0.5 million in equity losses in enews, inc.

Benefit for Income Taxes

The benefit for income taxes during the 13 weeks ended May 3, 2003 was $75.0 thousand compared with $10.2 million during the 13 weeks ended May 4, 2002. Tax benefits were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the first quarter of fiscal 2003 and 41.0% for the first quarter of fiscal 2002.

Minority Interest

During the first quarter of fiscal 2003, minority interest was $1.9 million compared with $1.7 million during the first quarter of fiscal 2002.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of ($2.0) million (or ($0.03) per share) during the 13 weeks ended May 3, 2003, compared with a net loss of ($16.3) million (or ($0.25) per share) during the 13 weeks ended May 4, 2002. Components of earnings per share were as follows:

	13 weeks ended

	May 3, 2003	May 4, 2002

Retail Earnings Per Share
Retail EPS	$0.01	0.06
EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.04)	(0.07)
Share of net losses from other investments	—	(0.01)

Total Investing Activities	$(0.04)	(0.08)
Other Adjustments
Impairment charge	$—	(0.23)

Total Other Adjustments	$—	(0.23)

Consolidated EPS	$(0.03)	(0.25)

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to market risks results from fluctuations in interest rates. There have been no material changes in this Item since the Company’s last Annual Report on Form 10-K for the year ended February 1, 2003.

Item 4: Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments with respect to previously reported legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits filed with this Form 10-Q:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Stephen Riggio, Chief Executive Officer of Barnes & Noble, Inc.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Joseph J. Lombardi, Chief Financial Officer of Barnes & Noble, Inc.

     (b)  Reports on Form 8-K:

No report on Form 8-K was filed during the Company’s quarter ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By:	/s/ Joseph J. Lombardi

Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

June 13, 2003

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

Date: June 13, 2003

/s/Stephen Riggio

Stephen Riggio
Chief Executive Officer

CERTIFICATION

I, Joseph J. Lombardi, certify that:

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

Date: June 13, 2003

/s/Joseph J. Lombardi

Joseph J. Lombardi
Chief Financial Officer

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Stephen Riggio, Chief Executive Officer of Barnes & Noble, Inc.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Joseph J. Lombardi, Chief Financial Officer of Barnes & Noble, Inc.

E-1