Form 10-Q
period 2003-08-02
BARNES & NOBLE INC
filed 2003-09-12
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Number of shares of $.001 par value common stock outstanding as of August 31, 2003: 66,616,306.

BARNES & NOBLE, INC. AND SUBSIDIARIES

August 2, 2003

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	$1,283,243	1,159,214	2,468,848	2,292,340
Cost of sales and occupancy	946,270	853,054	1,831,230	1,703,044

Gross profit	336,973	306,160	637,618	589,296

Selling and administrative expenses	259,184	233,687	509,857	464,231
Depreciation and amortization	39,246	36,620	78,286	72,370
Pre-opening expenses	2,458	2,250	3,960	4,000
Impairment charge	—	—	—	25,328

Operating profit	36,085	33,603	45,515	23,367
Interest (net of interest income of $419, $941, $1,006 and $1,959, respectively) and amortization of deferred financing fees	(4,710)	(4,960)	(9,353)	(10,366)
Equity in net loss of Barnes & Noble.com	(5,404)	(7,469)	(10,376)	(14,904)
Other expense, net	—	(14,685)	—	(16,498)

Income (loss) before taxes and minority interest	25,971	6,489	25,786	(18,401)
Income taxes	10,454	2,821	10,379	(7,406)

Income (loss) before minority interest	15,517	3,668	15,407	(10,995)
Minority interest	(1,854)	(2,239)	(3,770)	(3,897)

Net income (loss)	$13,663	1,429	11,637	(14,892)

Income (loss) per common share
Basic	$0.21	0.02	0.18	(0.22)
Diluted	$0.20	0.02	0.17	(0.22)
Weighted average common shares outstanding
Basic	64,851,000	67,413,000	64,859,000	67,332,000
Diluted	66,703,000	69,739,000	66,260,000	67,332,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	August 2, 2003	August 3, 2002	February 1, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,205	205,000	267,642
Receivables, net	71,611	55,210	66,948
Barnes & Noble.com receivable	32,411	45,112	55,174
Merchandise inventories	1,434,719	1,395,971	1,395,872
Prepaid expenses and other current assets	107,735	112,637	101,232

Total current assets	1,816,681	1,813,930	1,886,868

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	498,472	471,734	495,499
Fixtures and equipment	985,475	881,015	936,136

	1,487,194	1,355,996	1,434,882
Less accumulated depreciation and amortization	875,052	754,720	812,579

Net property and equipment	612,142	601,276	622,303

Goodwill	397,097	341,081	390,396
Intangible assets, net	47,276	—	48,176
Investment in Barnes & Noble.com	14,378	33,313	23,280
Other noncurrent assets	23,766	25,504	24,404

Total assets	$2,911,340	2,815,104	2,995,427

(continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	August 2, 2003	August 3, 2002	February 1, 2003

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704,774	726,020	710,907
Accrued liabilities	408,564	344,504	520,541

Total current liabilities	1,113,338	1,070,524	1,231,448

Long-term debt	319,000	355,000	300,000
Deferred income taxes	119,853	115,207	119,823
Other long-term liabilities	115,838	106,880	115,415
Minority interest	197,396	184,719	200,951
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 73,873,637, 72,856,628 and 73,110,740 shares issued, respectively	74	73	73
Additional paid-in capital	840,754	823,896	828,522
Accumulated other comprehensive loss	(11,095)	(628)	(11,064)
Retained earnings	403,287	276,810	391,650
Treasury stock, at cost, 8,807,700, 5,504,700 and 8,502,700 shares, respectively	(187,105)	(117,377)	(181,391)

Total shareholders’ equity	1,045,915	982,774	1,027,790

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,911,340	2,815,104	2,995,427

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

		Additional	Accumulated Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 1, 2003	$73	$828,522	$(11,064)	$391,650	$(181,391)	$1,027,790

Comprehensive income:
Net income	—	—	—	11,637	—
Other comprehensive loss:
Foreign currency translation	—	—	(75)	—	—
Unrealized income on available-for-sale securities (net of deferred tax of $27)	—	—	41	—	—
Unrealized gain on derivative instrument (net of deferred tax of $2)	—	—	3	—	—
Total comprehensive income						11,606
Exercise of 762,897 common stock options (including tax benefit of $3,691)	1	10,348	—	—	—	10,349
Exercise of common stock options of subsidiary (including tax benefit of $1,016)	—	1,884	—	—	—	1,884
Treasury stock acquired, 305,000 shares	—	—	—	—	(5,714)	(5,714)

Balance at August 2, 2003	$74	$840,754	$(11,095)	$403,287	$(187,105)	$1,045,915

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	26 weeks ended

	August 2, 2003	August 3, 2002

Cash flows from operating activities:
Net income (loss)	$11,637	$(14,892)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	79,750	74,044
Loss on disposal of property and equipment	2,898	5,001
Increase in other long-term liabilities for scheduled rent increases in long-term leases	618	1,514
Equity in net loss of Barnes & Noble.com	10,376	14,904
Minority interest	3,770	3,897
Other expense, net	—	16,498
Deferred taxes	—	4,723
Impairment charge	—	25,328
Changes in operating assets and liabilities, net	(139,892)	(201,732)

Net cash flows from operating activities	(30,843)	(70,715)

Cash flows from investing activities:
Purchases of property and equipment	(70,997)	(82,878)
Acquisition of consolidated subsidiary by GameStop	(3,144)	—
Purchase of investments	(1,474)	(2,351)
Net increase in other noncurrent assets	(782)	(5,173)

Net cash flows from investing activities	(76,397)	(90,402)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	19,000	(94,000)
Proceeds from exercise of common stock options	8,029	5,697
Purchase of treasury stock through repurchase program	(5,714)	—
Acquisition of minority interest	(11,512)	—
Proceeds from GameStop initial public offering	—	346,202

Net cash flows from financing activities	9,803	257,899

Net increase (decrease) in cash and cash equivalents	(97,437)	96,782
Cash and cash equivalents at beginning of period	267,642	108,218

Cash and cash equivalents at end of period	$170,205	$205,000

Changes in operating assets and liabilities, net:
Receivables, net	$19,145	$(1,752)
Merchandise inventories	(36,678)	(110,966)
Prepaid expenses and other current assets	(6,148)	(14,112)
Accounts payable and accrued liabilities	(116,211)	(74,902)

Changes in operating assets and liabilities, net	$(139,892)	$(201,732)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,040	$11,360
Income taxes	$95,869	$69,651
Supplemental disclosure of subsidiaries acquired:
Assets acquired	$7,668	—
Liabilities assumed	4,524	—

Cash paid	$3,144	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 2, 2003 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 1, 2003 (fiscal 2002). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 2, 2003 are not indicative of the results to be expected for the 52 weeks ending January 31, 2004 (fiscal 2003).

(1) Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 83 percent, 82 percent and 82 percent of the Company’s merchandise inventories as of August 2, 2003, August 3, 2002 and February 1, 2003, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores and Calendar Club L.L.C. (Calendar Club) represent 12 percent, 11 percent and 12 percent of merchandise inventories as of August 2, 2003, August 3, 2002 and February 1, 2003, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of August 2, 2003, August 3, 2002 and February 1, 2003.

(2) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(3) Income Taxes

     The tax provisions for the 26 weeks ended August 2, 2003 and August 3, 2002 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

(4) Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS) and GameStop Corp. (GME) common shares under stock-based incentive plans. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based incentive plans:

	For the 13 weeks ended		For the 26 weeks ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net income (loss) – as reported	$13,663	1,429	11,637	(14,892)
Compensation expense, net of tax BKS stock options	4,022	1,895	6,977	3,703
GME stock options, net of minority interest	1,275	1,311	2,566	2,497

Pro forma net income (loss) – pro forma for SFAS No. 123	$8,366	(1,777)	2,094	(21,092)

Basic earnings per share:
As reported	$0.21	0.02	0.18	(0.22)
Pro forma for SFAS No. 123	0.13	(0.03)	0.03	(0.31)

Diluted earnings per share:
As reported	0.20	0.02	0.17	(0.22)
Pro forma for SFAS No. 123	0.12	(0.03)	0.02	(0.32)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

(5) Comprehensive Income (Loss)

     Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to shareholders’ equity, as follows:

	13 weeks ended		26 weeks ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net income (loss)	$13,663	1,429	11,637	(14,892)
Other comprehensive income (loss):
Foreign currency translation adjustments	(75)	—	(75)	—
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	12	—	41	(1,823)
Less: reclassification adjustment	—	—	—	14,806

Unrealized gains, net of deferred income tax expense of $8, $0, $27 and $9,195, respectively	12	—	41	12,983

Unrealized gain on derivative instrument, net of deferred income tax expense of $0, $123, $2 and $475, respectively	—	185	3	692

Total comprehensive income (loss)	$13,600	1,614	11,606	(1,217)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

(6) Net Income (Loss) Per Share

        Following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended				For the 13 weeks ended
		August 2, 2003				August 3, 2002

		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS
Net income (loss)		$13,663	64,851	$0.21		$1,429	67,413	$0.02

Effect of dilutive securities
Options		—	1,852			—	2,326
Convertible debt		—	—			—	—

		13,663				1,429
Effect of GameStop dilutive EPS
GameStop net income less minority interest		4,190				3,915

		9,473				(2,486)
GameStop diluted EPS	$0.11				$0.10
GameStop shares owned by Barnes & Noble	36,009	3,952			36,009	3,594

		$13,425	66,703	$0.20		$1,108	69,739	$0.02

		For the 26 weeks ended				For the 26 weeks ended
		August 2, 2003				August 3, 2002

		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS
Net income (loss)		$11,637	64,859	$0.18		$(14,892)	67,332	$(0.22)

Effect of dilutive securities
Options		—	1,401			—	—
Convertible debt		—	—			—	—

		11,637				(14,892)
Effect of GameStop dilutive EPS
GameStop net income less minority interest		8,361				7,128

		3,276				(22,020)
GameStop diluted EPS	$0.22				$0.18
GameStop shares owned by Barnes & Noble	36,009	7,904			36,009	6,621

		$11,180	66,260	$0.17		$(15,399)	67,332	$(0.22)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

(7) Segment Information

     The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video-game and entertainment-software stores.

Bookstores

     This segment includes 634 bookstores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 234 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. The bookstore segment employs a merchandising strategy that targets the mainstream consumer book market. The Company’s publishing operation, which includes Sterling Publishing Co., Inc. (Sterling) is also included in this segment. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal calendar kiosks.

Video Game & Entertainment Software Stores

     This segment includes 1,393 Video Game & Entertainment Software stores primarily under the GameStop trade name, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit (loss) includes corporate expenses in each operating segment. The Company evaluates the performance of its segments based on operating profit.

     Segment information for the 13 and 26 weeks ended August 2, 2003 and August 3, 2002 is as follows:

	13 weeks ended		26 weeks ended

	August 2,	August 3,	August 2,	August 3,
Sales	2003	2002	2003	2002

Bookstores	$977,569	884,952	1,841,433	1,746,673
Video Game & Entertainment Software stores	305,674	274,262	627,415	545,667

Total	$1,283,243	1,159,214	2,468,848	2,292,340

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended

	August 2,	August 3,	August 2,	August 3,
Operating profit	2003	2002	2003	2002

Bookstores (a)	$25,259	23,739	24,000	4,791
Video Game & Entertainment Software stores	10,826	9,864	21,515	18,576

Total	$36,085	33,603	45,515	23,367

(a)	Operating profit for the 26 weeks ended August 3, 2002 is net of a non-cash impairment charge of $25,328.

     A reconciliation of operating profit reported by reportable segments to income (loss) before taxes and minority interest in the consolidated financial statements for the 13 weeks and 26 weeks ended August 2, 2003 and August 3, 2002 is as follows:

	13 weeks ended		26 weeks ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Reportable segments operating profit	$36,085	33,603	45,515	23,367
Interest, net	(4,710)	(4,960)	(9,353)	(10,366)
Equity in net loss of Barnes & Noble.com	(5,404)	(7,469)	(10,376)	(14,904)
Other expense	—	(14,685)	—	(16,498)

Consolidated income (loss) before taxes and minority interest	$25,971	6,489	25,786	(18,401)

(8) Acquisitions

     On June 23, 2003, the Company, through its 63% owned subsidiary GameStop, acquired a controlling interest in Gamesworld Group Limited (Gamesworld), an Ireland-based electronic games retailer, for $3,144. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of $2,734, has been recorded as goodwill and will be tested annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2002 is not material.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

(9) Changes in Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling in the fourth quarter of fiscal 2002:

	As of August 2, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Total

Amortized intangible assets	$18,488	(930)	$17,558
Unamortized intangible assets	29,718	—	29,718

	$48,206	(930)	$47,276

     Amortized intangible assets consist primarily of author contracts which are being amortized on a straight-line basis over a period of 10 years.

Aggregate Amortization Expense:

For the 26 weeks ended August 2, 2003	$930

Estimated Amortization Expense:

(12 months ending on or about January 31)
2004	$1,849
2005	$1,849
2006	$1,849
2007	$1,885
2008	$1,849

     The changes in the carrying amount of goodwill for the 26 weeks ended August 2, 2003 are as follows:

	Video Game &
	Entertainment
	Software Stores	Bookstores	Total

Balance as of February 1, 2003	$317,957	72,439	$390,396
Goodwill acquired (See footnote 8)	2,734	—	2,734
Acquisition of minority interest	2,705	—	2,705
Acquisition adjustment	—	1,262	1,262

Balance as of August 2, 2003	$323,396	73,701	$397,097

     During the first quarter of fiscal 2003, management allocated the purchase price related to the acquisition of Sterling based on the valuation performed by an independent firm. As a result, $48,176 was reallocated from goodwill to the intangible assets noted above. Goodwill as of February 1, 2003 has been adjusted to reflect this reallocation.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

(10)   Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (FASB) finalized SFAS No. 146 “Accounting for the Costs Associated with Exit or Disposal Activities”, which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The impact of SFAS No. 146 has not had a material effect on the Company’s financial condition or results of operations.

          In November 2002, the EITF reached a consensus on Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, addressing the accounting for cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. EITF Issue 02-16 is effective for arrangements entered into after December 31, 2002. Implementation of this standard did not have a material effect on the Company’s financial condition or results of operations.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended August 2, 2003 and August 3, 2002
(thousands of dollars, except per share data)
(unaudited)

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

(11)   Recent Events

          On July 29, 2003, the Company announced that it had reached an agreement with DirectGroup Bertelsmann, the direct-to-customer division of German-based media company Bertelsmann AG, to acquire all of Bertelsmann’s interest in Barnes & Noble.com for approximately $164,000 in a combination of cash and notes, equivalent to $2.80 per share or LLC Membership Unit. The transaction is subject to certain closing conditions and is expected to close within approximately 45 days of the announcement.

Report of Independent Certified Public Accountants

The Board of Directors
Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of August 2, 2003 and August 3, 2002, and the related consolidated statements of operations for the thirteen week and twenty six week periods ended August 2, 2003 and August 3, 2002, changes in shareholders’ equity for the twenty six week period ended August 2, 2003, and cash flows for the twenty six week periods ended August 2, 2003 and August 3, 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended August 2, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of February 1, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended February 1, 2003; and in our report dated March 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York

August 21, 2003

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

Impairment of Long-Lived Assets and Amortized Intangible Assets. The Company’s long-lived assets include property and equipment and amortized intangibles. At August 2, 2003, the Company had $612.1 million of property and equipment, net of accumulated depreciation and $17.6 million of amortized intangible assets, net of amortization, accounting for approximately 21.6% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Impairment of Goodwill and Unamortized Intangible Assets. At August 2, 2003, the Company had $394.4 million of goodwill and $29.7 million of unamortized intangible assets, accounting for approximately 14.6% of the Company’s total assets. The Company performs a two-step process for impairment testing of goodwill and unamortized intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. Unamortized intangible assets were acquired in January 2003 in connection with the acquisition of Sterling Publishing Co., Inc. The Company completed its annual impairment test on the goodwill in November 2002 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense when incurred. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of sublease recoveries. Costs associated with store closings of $2.6 million and $4.1 million during the first half of fiscal 2003 and fiscal 2002, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $170.2 million as of August 2, 2003 compared with $205.0 million as of August 3, 2002.

Merchandise inventories increased to $1,434.7 million as of August 2, 2003, compared with $1,396.0 million as of August 3, 2002. The increase, which supported the Company’s 7.7% sales growth, the opening of 44 Barnes & Noble bookstores and 284 GameStop stores over the last twelve months, was offset by improved inventory management.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $71.0 million and $82.9 million during the 26 weeks ended August 2, 2003 and August 3, 2002, respectively.

In fiscal 2001, the Company issued $300.0 million, 5.25% convertible subordinated notes due March 15, 2009. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

In the second quarter or fiscal 2003, the Company exercised its option to extend $490.0 million of its $500.0 million senior revolving credit facility for one additional year, through May 2006.

Total debt decreased 10.1% to $319.0 million as of August 2, 2003 from $355.0 million as of August 3, 2002. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $317.9 million and $368.4 million during the 26 weeks ended August 2, 2003 and August 3, 2002, respectively, and peaked at $416.4 million and $480.0 million during the same periods. The ratio of debt to equity decreased to 0.31:1.00 as of August 2, 2003 compared with 0.36:1.00 as of August 3, 2002.

As of August 2, 2003, the Company had an aggregate receivable of $32.4 million from Barnes & Noble.com related to current activity under its supply and service agreements. The Company continues to evaluate the recoverability of this receivable and may provide additional funding to Barnes & Noble.com in the future, if needed. As described in Note 11 to the Company’s financial statements, the Company recently announced that it had reached an agreement with a division of Bertelsmann AG to acquire all of Bertelsmann’s interest in Barnes & Noble.com for approximately $164.0 million in a combination of cash and notes.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its $500.0 million senior credit facility will be sufficient to meet the Company’s working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 26-week periods ended August 2, 2003 and August 3, 2002.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended August 2, 2003 compared with the 13 weeks ended August 3, 2002

Sales

During the 13 weeks ended August 2, 2003, the Company’s sales increased $124.0 million, or 10.7%, to $1,283.2 million from $1,159.2 million during the 13 weeks ended August 3, 2002. Contributing to this improvement was an increase of $31.4 million from GameStop Corp. (Video Game & Entertainment Software) stores. During the second quarter, Barnes & Noble bookstore sales rose 10.8% to $912.6 million from $823.9 million during the same period a year ago and accounted for 71.1% of total Company sales or 93.4% of total bookstore sales.

During the second quarter, the 10.8% increase in Barnes & Noble bookstore sales was attributable to an increase in comparable store sales of 5.6% coupled with the opening of 44 new stores since August 3, 2002, which contributed to a 6.1% increase in square footage.

During the second quarter, B. Dalton sales declined 12.9% and represented 4.0% of total Company sales. The decrease was primarily a result of 52 store closings and an 18.1% reduction in its square footage since August 3, 2002. In addition, B. Dalton’s same store sales increased 0.7% during the second quarter.

GameStop sales during the second quarter increased 11.5%. This increase in sales was primarily attributable to the 284 new GameStop stores opened since August 3, 2002, partially offset by a comparable store sales decline of 4.7% during the second quarter of fiscal 2003.

During the second quarter, the Company opened nine Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble bookstores to 634 with 15.5 million square feet. The Company closed 11 B. Dalton stores, ending the period with 234 B. Dalton stores and 0.9 million square feet. The Company opened 88 GameStop stores and closed four, bringing its total to 1,393 stores with 2.1 million square feet. As of August 2, 2003, the Company operated 2,261 stores in fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 13 weeks ended August 2, 2003, cost of sales and occupancy increased $93.2 million, or 10.9%, to $946.3 million from $853.1 million during the 13 weeks ended August 3, 2002. As a percentage of sales, cost of sales and occupancy increased slightly to 73.7% from 73.6% during the same period one year ago. This increase was primarily attributable to lower gross margins in the bookstore segment due to the deep discount on J. K. Rowling’s Harry Potter and the Order of the Phoenix book offset by higher gross margins in the Video Game & Entertainment Software segment due to a favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $25.5 million, or 10.9%, to $259.2 million during the 13 weeks ended August 2, 2003 from $233.7 million during the 13 weeks ended August 3, 2002. During the second quarter, selling and administrative expenses increased slightly as a percentage of sales to 20.2% from 20.1% during the prior year period. The slight increase was primarily due to the growth in the Video Game & Entertainment Software segment offset by management’s expense controls in the bookstore segment.

Depreciation and Amortization

During the second quarter, depreciation and amortization increased $2.6 million, or 7.2%, to $39.2 million from $36.6 million during the same period last year. The increase was primarily the result of the increase in depreciation related to the 44 new Barnes & Noble bookstores and 284 new GameStop stores opened since August 2, 2003.

Pre-opening Expenses

Pre-opening expenses increased to $2.5 million during the 13 weeks ended August 2, 2003 from $2.3 million for the 13 weeks ended August 3, 2002. The increase in pre-opening expenses was primarily the result of opening nine Barnes & Noble bookstores and 88 new GameStop stores during the 13 weeks ended August 2, 2003, compared with eight new Barnes & Noble bookstores and 62 new GameStop stores during the 13 weeks ended August 3, 2002.

Operating Profit

The Company’s consolidated operating profit increased to $36.1 million during the 13 weeks ended August 2, 2003 from $33.6 million during the 13 weeks ended August 3, 2002.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $4.7 million during the 13 weeks ended August 2, 2003 from $5.0 million during the 13 weeks ended August 3, 2002. The decrease was primarily the result of reduced average borrowings under the Company’s senior credit facility due to effective working capital management.

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

Income Taxes

Income taxes during the 13 weeks ended August 2, 2003 were $10.5 million compared with income taxes of $2.8 million during the 13 weeks ended August 3, 2002. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the second quarter of fiscal 2003 and 43.47% for the second quarter of fiscal 2002.

Minority Interest

During the second quarter of fiscal 2003, minority interest was $1.9 million compared with $2.2 million during the second quarter of fiscal 2002.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $13.7 million (or $0.20 per diluted share) during the 13 weeks ended August 2, 2003, compared with net income of $1.4 million (or $0.02 per diluted share) during the 13 weeks ended August 3, 2002. Components of earnings per share were as follows:

	13 weeks ended

	August 2, 2003	August 3, 2002

Retail Earnings Per Share
Retail EPS	$0.25	0.22
EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.05)	(0.07)
Share of net losses from other investments	—	(0.13)

Total Investing Activities	$(0.05)	(0.20)
Consolidated EPS	$0.20	0.02

Results of Operations

26 weeks ended August 2, 2003 compared with the 26 weeks ended August 3, 2002

Sales

During the 26 weeks ended August 2, 2003, the Company’s sales increased $176.5 million, or 7.7%, to $2,468.8 million from $2,292.3 million during the 26 weeks ended August 3, 2002. Contributing to this improvement was an increase of $81.7 million from Video Game & Entertainment Software stores. During the first half of fiscal 2003, Barnes & Noble bookstore sales rose 5.8% to $1,716.1 million from $1,622.5 million during the same period a year ago and accounted for 69.5% of total Company sales or 93.2% of total bookstore sales.

During the first half of fiscal 2003, the 5.8% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 44 new stores opened since August 3, 2002 which contributed to a 6.1% increase in square footage. Barnes & Noble bookstore comparable store sales were up 0.3% for the first half of fiscal 2003.

During the first half of fiscal 2003, B. Dalton sales declined 18.6% and represented 3.9% of total Company sales. The decrease was primarily a result of 52 store closings and an 18.1% reduction in its square footage since August 3, 2002. In addition, B. Dalton’s comparable store sales declined 6.9% during the first half of fiscal 2003.

GameStop sales during the first half of fiscal 2003 increased 15.0%. This increase in sales was primarily attributable to the sales from the 284 new GameStop stores opened since August 3, 2002. GameStop’s comparable store sales declined 0.6% during the first half of fiscal 2003.

During the first half of fiscal 2003, the Company opened 13 Barnes & Noble stores and closed seven, bringing its total number of Barnes & Noble bookstores to 634 with 15.5 million square feet. The Company closed 24 B. Dalton stores, ending the period with 234 B. Dalton stores and 0.9 million square feet. The Company opened 174 GameStop stores and closed 12, bringing its total to 1,393 stores with 2.1 million square feet. As of August 2, 2003, the Company operated 2,261 stores in fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 26 weeks ended August 2, 2003, cost of sales and occupancy increased $128.2 million, or 7.5%, to $1,831.2 million from $1,703.0 million during the 26 weeks ended August 3, 2002. As a percentage of sales, cost of sales and occupancy decreased to 74.2% from 74.3% during the same period one year ago. This decrease was primarily attributable to higher gross margins in the Video Game & Entertainment Software segment due to a favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $45.6 million, or 9.8%, to $509.9 million during the 26 weeks ended August 2, 2003 from $464.2 million during the 26 weeks ended August 3, 2002. As a percentage of sales, selling and administrative expenses increased to 20.7% from 20.3% during the prior year period. This increase was primarily due to the deleveraging of expenses in the first quarter of fiscal 2003 in the bookstore segment.

Depreciation and Amortization

During the first half of fiscal 2003, depreciation and amortization increased $5.9 million, or 8.2%, to $78.3 million from $72.4 million during the same period last year. The increase was primarily the result of the increase in depreciation related to the 44 new Barnes & Noble bookstores and 284 new GameStop stores opened since August 3, 2002.

Pre-opening Expenses

Pre-opening expenses remained flat at $4.0 million during the 26 weeks ended August 2, 2003 and August 3, 2002. The bookstore segment’s pre-opening expenses decreased due to opening 13 new Barnes & Noble bookstores during the first half of fiscal 2003 compared with 16 new Barnes & Noble bookstores opened during the same prior year period. This decrease was offset by the pre-opening expenses of 174 new GameStop stores during the 26 weeks ended August 2, 2003, compared with 100 new GameStop stores during the 26 weeks ended August 3, 2002.

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

Operating Profit

The Company’s consolidated operating profit increased to $45.5 million during the 26 weeks ended August 2, 2003 from $23.4 million during the 26 weeks ended August 3, 2002. Operating profit decreased $3.2 million during the first half of fiscal 2003 before the effect of the $25.3 million impairment charge during the first quarter of fiscal 2002.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $9.4 million during the 26 weeks ended August 2, 2003 from $10.4 million during the 26 weeks ended August 3, 2002. The decrease was primarily the result of reduced average borrowings under the Company’s senior credit facility due to effective working capital management.

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

Income Taxes

Income tax expense (benefit) during the 26 weeks ended August 2, 2003 was $10.4 million compared with ($7.4) million during the 26 weeks ended August 3, 2002. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the first half of fiscal 2003 and 2002.

Minority Interest

During the first half of fiscal 2003, minority interest was $3.8 million compared with $3.9 million during the first half of fiscal 2002.

Net Income (Loss)

As a result of the factors discussed above, the Company reported consolidated net income of $11.6 million (or $0.17 per diluted share) during the 26 weeks ended August 2, 2003, compared with a net loss of ($14.9) million (or ($0.22) per share) during the 26 weeks ended August 3, 2002. Components of earnings per share were as follows:

	26 weeks ended

	August 2, 2003	August 3, 2002

Retail Earnings Per Share
Retail EPS	$0.26	0.27
EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.09)	(0.13)
Share of net losses from other investments	—	(0.14)

Total Investing Activities	$(0.09)	(0.27)
Other Adjustments
Impairment charge	$—	(0.22)

Consolidated EPS	$0.17	(0.22)

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

Item 4:  Controls and Procedures

(a)  Disclosure Controls and Procedures.

          As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Internal Control Over Financial Reporting.

          There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

               There have been no material developments with respect to previously reported legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

               The Company’s Annual Meeting of Shareholders was held on June 4, 2003 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 16, 2003), there were 64,954,168 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 58,335,387 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

               At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

Nominee	In Favor	Withheld

William Dillard, II	56,266,046	2,069,341
Irene R. Miller	57,378,522	956,865
Michael N. Rosen	57,302,142	1,033,245

               At the Annual Meeting, the Shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending January 31, 2004.

In Favor	Against	Abstained

57,309,923	974,450	51,014

Item 6.    Exhibits and Reports on Form 8-K

               (a)  Exhibits filed with this Form 10-Q:

10.1	Amendment No. 2 dated May 30, 2002 to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports on Form 8-K:

               The Company furnished and filed two reports on Form 8-K in the second fiscal quarter:

(i)	On May 22, 2003, the Company furnished a Form 8-K announcing first quarter 2003 financial results.
(ii)	On July 29, 2003, the Company filed a Form 8-K announcing that it had reached an agreement with Bertelsmann AG and BOL.US Online, Inc., a wholly owned subsidiary of Bertelsmann AG, to acquire all of BOL.US Online, Inc.’s ownership interest in barnesandnoble.com inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By: /s/Joseph J. Lombardi

Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

September 12, 2003

EXHIBIT INDEX

10.1	Amendment No. 2 dated May 30, 2002 to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1