Form 10-Q
period 2003-11-01
BARNES & NOBLE INC
filed 2003-12-12
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Number of shares of $.001 par value common stock outstanding as of November 28, 2003: 68,130,759.

BARNES & NOBLE, INC. AND SUBSIDIARIES

November 1, 2003

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Sales	$1,270,072	1,130,885	3,738,920	3,423,225
Cost of sales and occupancy	921,823	836,703	2,753,053	2,539,747

Gross profit	348,249	294,182	985,867	883,478

Selling and administrative expenses	273,062	227,774	782,919	692,005
Depreciation and amortization	40,492	37,982	118,778	110,352
Pre-opening expenses	3,186	4,077	7,146	8,077
Impairment charge	—	—	—	25,328

Operating profit	31,509	24,349	77,024	47,716
Interest (net of interest income of $421, $628, $1,427 and $2,587, respectively) and amortization of deferred financing fees	(5,430)	(5,604)	(14,783)	(15,970)
Equity in net loss of Barnes & Noble.com	(3,935)	(6,323)	(14,311)	(21,227)
Other expense, net	—	—	—	(16,498)

Income (loss) before taxes and minority interest	22,144	12,422	47,930	(5,979)
Income taxes	8,913	4,995	19,292	(2,411)

Income (loss) before minority interest	13,231	7,427	28,638	(3,568)
Minority interest	(3,058)	(3,598)	(6,828)	(7,495)

Net income (loss)	$10,173	3,829	21,810	(11,063)

Income (loss) per common share
Basic	$0.15	0.06	0.33	(0.17)
Diluted	$0.14	0.05	0.31	(0.18)
Weighted average common shares outstanding
Basic	66,664,000	66,207,000	65,461,000	66,957,000
Diluted	68,704,000	67,927,000	67,075,000	66,957,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	November 1,	November 2,	February 1,
	2003	2002	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,671	142,571	267,642
Receivables, net	74,428	67,718	66,948
Barnes & Noble.com receivable	—	40,639	55,174
Merchandise inventories	1,920,266	1,827,897	1,395,872
Prepaid expenses and other current assets	111,777	113,453	101,232

Total current assets	2,243,142	2,192,278	1,886,868

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	517,541	484,307	495,499
Fixtures and equipment	1,176,290	916,224	936,136

	1,697,078	1,403,778	1,434,882
Less accumulated depreciation and amortization	1,034,071	787,021	812,579

Net property and equipment	663,007	616,757	622,303

Goodwill	572,206	341,081	390,396
Intangible assets, net	46,856	—	48,176
Investment in Barnes & Noble.com	—	27,521	23,280
Other noncurrent assets	23,256	23,570	24,404

Total assets	$3,548,467	3,201,207	2,995,427

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	November 1,	November 2,	February 1,
	2003	2002	2003

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,162,014	1,055,485	710,907
Accrued liabilities	457,951	367,665	520,541

Total current liabilities	1,619,965	1,423,150	1,231,448

Long-term debt	311,600	443,550	300,000
Deferred income taxes	119,893	115,204	119,823
Other long-term liabilities	198,085	106,064	115,415
Minority interest	201,365	188,491	200,951
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 76,100,493 73,055,025 and 73,110,740 shares issued, respectively	76	73	73
Additional paid-in capital	884,645	826,059	828,522
Accumulated other comprehensive loss	(10,961)	(632)	(11,064)
Retained earnings	413,460	280,639	391,650
Treasury stock, at cost, 8,807,700, 8,502,700 and 8,502,700 shares, respectively	(189,661)	(181,391)	(181,391)

Total shareholders’ equity	1,097,559	924,748	1,027,790

Commitments and contingencies
Total liabilities and shareholders’ equity	$3,548,467	3,201,207	2,995,427

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

			Accumulated
		Additional	Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total

Balance at February 1, 2003	$73	$828,522	$(11,064)	$391,650	$(181,391)	$1,027,790

Comprehensive income:
Net income	—	—	—	21,810	—
Other comprehensive income (loss):
Foreign currency translation	—	—	(24)	—	—
Unrealized income on available-for-sale securities (net of deferred tax of $60)	—	—	124	—	—
Unrealized gain on derivative instrument (net of deferred tax of $2)	—	—	3	—	—
Total comprehensive income						21,913
Exercise of 2,989,753 common stock options (including tax benefit of $14,550)	3	52,899	—	—	(2,556)	50,346
Exercise of common stock options of subsidiary (including tax benefit of $1,792)	—	3,224	—	—	—	3,224
Treasury stock acquired, 305,000 shares	—	—	—	—	(5,714)	(5,714)

Balance at November 1, 2003	$76	$884,645	$(10,961)	$413,460	$(189,661)	$1,097,559

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	39 weeks ended

	November 1, 2003	November 2, 2002

Cash flows from operating activities:
Net income (loss)	$21,810	(11,063)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	120,969	112,618
Loss on disposal of property and equipment	2,664	4,096
Increase in other long-term liabilities for scheduled rent increases in long-term leases	765	2,091
Equity in net loss of Barnes & Noble.com	14,311	21,227
Minority interest	6,828	7,495
Other expense, net	—	16,498
Deferred taxes	(16)	7,851
Impairment charge	—	25,328
Changes in operating assets and liabilities, net of effect of acquired businesses	(128,498)	(293,114)

Net cash flows from operating activities	38,833	(106,973)

Cash flows from investing activities:
Purchases of property and equipment	(114,251)	(135,436)
Acquisition of consolidated subsidiaries, net of cash acquired	(62,208)	—
Purchase of investments	(1,474)	(2,882)
Net increase in other noncurrent assets	(795)	(3,829)

Net cash flows from investing activities	(178,728)	(142,147)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	11,600	(5,450)
Proceeds from exercise of common stock options	38,043	6,825
Purchase of treasury stock through repurchase program	(5,714)	(64,014)
Acquisition of minority interest	(35,005)	—
Proceeds from GameStop initial public offering	—	346,112

Net cash flows from financing activities	8,924	283,473

Net increase (decrease) in cash and cash equivalents	(130,971)	34,353
Cash and cash equivalents at beginning of period	267,642	108,218

Cash and cash equivalents at end of period	$136,671	142,571

Changes in operating assets and liabilities, net:
Receivables, net	$16,030	(9,787)
Merchandise inventories	(474,232)	(542,892)
Prepaid expenses and other current assets	(6,068)	(18,056)
Accounts payable and accrued liabilities	335,772	277,621

Changes in operating assets and liabilities, net of acquired businesses	$(128,498)	(293,114)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,628	19,574
Income taxes	$106,089	76,060
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$228,459	—
Liabilities assumed (includes acquisition related notes payable)	166,251	—

Cash paid	$62,208	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 1, 2003 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 1, 2003 (fiscal 2002). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 1, 2003 are not indicative of the results to be expected for the 52 weeks ending January 31, 2004 (fiscal 2003).

(1)	Acquisitions

     On September 15, 2003, the Company completed its acquisition of all of Bertelsmann AG’s (Bertelsmann) interest in barnesandnoble.com inc. (Barnes & Noble.com). The purchase price paid by the Company was $165,406 (including acquisition related costs) in a combination of cash and notes, equivalent to $2.80 per share or membership unit in barnesandnoble.com llc. The note issued to Bertelsmann in the amount of $82,000 is included in other long-term liabilities on the balance sheet. As a result of the acquisition, the Company increased its economic interest in Barnes & Noble.com to approximately 75 percent. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the tangible net assets acquired, in the amount of $165,037 has been initially recorded as goodwill. Any amounts remaining in goodwill or unamortizable intangible assets will be tested annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Prior to the acquisition, the Company had an approximate 38 percent economic interest in Barnes & Noble.com which it accounted for under the equity method of accounting. The Company will engage a firm to perform an independent allocation of the purchase price to any other acquired intangible assets.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

     The following table summarizes pro forma results as if the Company had entered into the agreement on the first day of fiscal 2002:

	13 weeks ended		39 weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Sales	$1,351,216	1,233,460	4,012,504	3,718,172
Net income (loss)	$8,149	(225)	13,739	(24,657)
Income (loss) per common share
Basic	$0.12	(0.00)	0.21	(0.37)
Diluted	$0.11	(0.01)	0.20	(0.38)

     The information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

     On June 24, 2003, the Company, through its 63 percent owned subsidiary GameStop Corp. (GameStop), acquired a controlling interest in Gamesworld Group Limited (Gamesworld), an Ireland-based electronic games retailer, for $3,279 in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of $2,869, has been recorded as goodwill and will be tested annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2002 is not material.

(2)	Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 75 percent, 77 percent and 82 percent of the Company’s merchandise inventories as of November 1, 2003, November 2, 2002 and February 1, 2003, respectively. Merchandise inventories of GameStop stores, Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent 21 percent, 17 percent and 12 percent of merchandise inventories as of November 1, 2003, November 2, 2002 and February 1, 2003, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of November 1, 2003, November 2, 2002 and February 1, 2003.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

(3)	Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(4)	Income Taxes

     The tax provisions for the 39 weeks ended November 1, 2003 and November 2, 2002 are based upon management’s estimate of the Company’s annualized effective tax rate.

(5)	Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS), GameStop Corp. (GME) and Barnes & Noble.com (BNBN) common shares under stock-based incentive plans. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, to stock-based incentive plans:

	For the 13 weeks ended		For the 39 weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income (loss) - as reported	$10,173	3,829	21,810	(11,063)
Compensation expense, net of tax
BKS stock options	2,928	7,152	9,905	10,855
GME stock options, net of minority interest	1,423	1,314	3,989	3,831
BNBN stock options	—	—	—	—

Pro forma net income (loss) - pro forma for SFAS No. 123	$5,822	(4,637)	7,916	(25,749)

Basic earnings per share:
As reported	$0.15	0.06	0.33	(0.17)
Pro forma for SFAS No. 123	0.09	(0.07)	0.12	(0.38)
Diluted earnings per share:
As reported	0.14	0.05	0.31	(0.18)
Pro forma for SFAS No. 123	0.08	(0.07)	0.11	(0.40)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

(6)	Comprehensive Income (Loss)

     Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to shareholders’ equity, as follows:

	13 weeks ended		39 weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income (loss)	$10,173	3,829	21,810	(11,063)
Other comprehensive income (loss):
Foreign currency translation adjustments	51	—	(24)	—
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	83	—	124	(1,823)
Less: reclassification adjustment	—	—	—	14,806

Unrealized gains, net of deferred income tax expense of $33, $0, $60 and $9,195, respectively	83	—	124	12,983

Unrealized gain on derivative instrument, net of deferred income tax expense of $0, ($3), $2 and $472, respectively	—	(4)	3	688

Total comprehensive income	$10,307	3,825	21,913	2,608

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

(7)	Net Income (Loss) Per Share

     Following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended				For the 13 weeks ended
		November 1, 2003				November 2, 2002

		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS
Net income		$10,173	66,664	$0.15		$3,829	66,207	$0.06

Effect of dilutive securities
Options		—	2,040			—	1,720
Convertible debt		—	—			—	—

		10,173				3,829
Effect of GameStop dilutive EPS
GameStop net income less minority interest		6,867				6,195

		3,306				(2,366)
GameStop diluted EPS	$0.18				$0.16
GameStop shares owned by Barnes & Noble	36,009	6,479			36,009	5,766

		$9,785	68,704	$0.14		$3,400	67,927	$0.05

		For the 39 weeks ended				For the 39 weeks ended
		November 1, 2003				November 2, 2002

		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount

Basic EPS
Net income (loss)		$21,810	65,461	$0.33		$(11,063)	66,957	$(0.17)

Effect of dilutive securities
Options		—	1,614			—	—
Convertible debt		—	—			—	—

		21,810				(11,063)
Effect of GameStop dilutive EPS
GameStop net income less minority interest		15,228				13,321

		6,582				(24,384)
GameStop diluted EPS	$0.40				$0.34
GameStop shares owned by Barnes & Noble	36,009	14,361			36,009	12,243

		$20,943	67,075	$0.31		$(12,141)	66,957	$(0.18)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

(8)	Segment Information

     The Company’s reportable segments are strategic groups that offer different products. These groups have been aggregated into two segments: bookstores and video-game and entertainment-software stores.

     Bookstores

     This segment includes 646 bookstores under the Barnes & Noble Booksellers, Bookstop and Bookstar trade names which generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. This segment also includes 231 small format mall-based stores under the B. Dalton Bookseller, Doubleday Book Shops and Scribner’s Bookstore trade names. In addition, this segment includes Barnes & Noble.com, an online retailer of books, music and DVDs/videos. The bookstore segment employs a merchandising strategy that targets the mainstream consumer book market. The Company’s publishing operation, which includes Sterling Publishing Co., Inc. (Sterling) is also included in this segment. Additionally, this segment includes the operations of Calendar Club, a majority-owned subsidiary of the Company. Calendar Club is an operator of seasonal kiosks and seasonal stores.

     Video Game & Entertainment Software Stores

     This segment includes 1,472 Video Game & Entertainment Software stores primarily under the GameStop trade name, a Web site (gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. The Company evaluates the performance of its segments based on operating profit.

     Segment information for the 13 and 39 weeks ended November 1, 2003 and November 2, 2002 is as follows:

	13 weeks ended		39 weeks ended

	November 1,	November 2,	November 1,	November 2,
Sales	2003	2002	2003	2002

Bookstores (a)	$944,029	844,157	2,785,462	2,590,830
Video Game & Entertainment Software stores	326,043	286,728	953,458	832,395

Total	$1,270,072	1,130,885	3,738,920	3,423,225

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended

	November 1,	November 2,	November 1,	November 2,
Operating profit	2003	2002	2003	2002

Bookstores (a) (b)	$13,595	8,367	37,595	13,158
Video Game & Entertainment Software stores	17,914	15,982	39,429	34,558

Total	$31,509	24,349	77,024	47,716

(a)	Includes results of Barnes & Noble.com as of September 15, 2003.

(b)	Operating profit for the 39 weeks ended November 2, 2002 is net of a non-cash impairment charge of $25,328.

     A reconciliation of operating profit reported by reportable segments to income (loss) before taxes and minority interest in the consolidated financial statements for the 13 weeks and 39 weeks ended November 1, 2003 and November 2, 2002 is as follows:

	13 weeks ended		39 weeks ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Reportable segments operating profit	$31,509	24,349	77,024	47,716
Interest, net	(5,430)	(5,604)	(14,783)	(15,970)
Equity in net loss of Barnes & Noble.com	(3,935)	(6,323)	(14,311)	(21,227)
Other expense	—	—	—	(16,498)

Consolidated income (loss) before taxes and minority interest	$22,144	12,422	47,930	(5,979)

(9)	Changes in Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling in the fourth quarter of fiscal 2002:

	As of November 1, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Total

Amortized intangible assets	$18,488	(1,350)	$17,138
Unamortized intangible assets	29,718	—	29,718

	$48,206	(1,350)	$46,856

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

     Amortized intangible assets consist primarily of author contracts which are being amortized on a straight-line basis over a period of 10 years.

Aggregate Amortization Expense:

For the 39 weeks ended November 1, 2003	$1,350

Estimated Amortization Expense:

(12 months ending on or about January 31)
2004	$1,849
2005	$1,849
2006	$1,849
2007	$1,885
2008	$1,849

The changes in the carrying amount of goodwill for the 39 weeks ended November 1, 2003 are as follows:

	Video Game &
	Entertainment
	Software Stores	Bookstores		Total

Balance as of February 1, 2003	$317,957	72,439		$390,396
Goodwill acquired (See footnote 1)	2,869	165,037	(a)	167,906
Acquisition of minority interest	12,642	—		12,642
Acquisition adjustment	—	1,262		1,262

Balance as of November 1, 2003	$333,468	238,738		$572,206

(a)	Relates to the acquisition of an approximate 37 percent economic interest in Barnes & Noble.com and is subject to a reallocation based on an independent valuation of identifiable intangible assets.

     During the first quarter of fiscal 2003, the purchase price related to the acquisition of Sterling was allocated based on the valuation performed by an independent firm. As a result, $48,176 was reallocated from goodwill to the intangible assets noted above. Goodwill as of February 1, 2003 has been adjusted to reflect this reallocation.

(10)	Recent Accounting Pronouncements

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

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended November 1, 2003 and November 2, 2002
(thousands of dollars, except per share data)
(unaudited)

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

(11)	Subsequent Events

     On November 7, 2003, the Company announced that it proposed to take Barnes & Noble.com private through a merger. In the merger, all shareholders of Barnes & Noble.com (other than B&N.com Holding Corp., a wholly owned subsidiary of the Company) would receive $2.50 in cash for each share of Barnes & Noble.com that they own. At this price, the Company estimates that it would be paying in excess of the approximate net after-tax price per share that it paid to Bertelsmann in a combination of cash and notes on September 15, 2003 for an approximate 37 percent economic interest in Barnes & Noble.com. The aggregate consideration for the outstanding Barnes & Noble.com shares (including shares outstanding following exercise of “in-the-money” options) would be approximately $115,000. As a result of the merger, Barnes & Noble.com would become a wholly owned subsidiary of the Company.

Report of Independent Certified Public Accountants

The Board of Directors
Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of November 1, 2003 and November 2, 2002, and the related consolidated statements of operations for the 13 week and 39 week periods ended November 1, 2003 and November 2, 2002, changes in shareholders’ equity for the 39 week period ended November 1, 2003, and cash flows for the 39 week periods ended November 1, 2003 and November 2, 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended November 1, 2003. These financial statements are the responsibility of the Company’s management.

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

November 20, 2003

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

Impairment of Long-Lived Assets and Amortized Intangible Assets. The Company’s long-lived assets include property and equipment and amortized intangibles. At November 1, 2003, the Company had $663.0 million of property and equipment, net of accumulated depreciation and $17.1 million of amortized intangible assets, net of amortization, accounting for approximately 19.2% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Impairment of Goodwill and Unamortized Intangible Assets. At November 1, 2003, the Company had $572.2 million of goodwill and $29.7 million of unamortized intangible assets, accounting for approximately 17.0% of the Company’s total assets. The Company performs a two-step process for impairment testing of goodwill and unamortized intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. Unamortized intangible assets were acquired in January 2003 in connection with the acquisition of Sterling Publishing Co., Inc. (Sterling Publishing). The Company completed its annual impairment test on the goodwill in November 2002 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense when incurred. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of sublease recoveries. Costs associated with store closings of $3.9 million and $4.9 million during the 39 weeks ended November 1, 2003 and November 2, 2002, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Recent Events

On September 15, 2003, the Company completed its acquisition of all of Bertlesmann AG’s (Bertelsmann) interest in barnesandnoble.com inc. (Barnes & Noble.com). The purchase price was $165.4 million (including acquisition related costs) in a combination of cash and notes, equivalent to $2.80 per share or membership unit in

barnesandnoble.com llc. The note issued to Bertelsmann in the amount of $82.0 million is included in other long-term liabilities on the balance sheet. As a result of the acquisition, the Company increased its economic interest in Barnes & Noble.com to approximately 75%. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the tangible net assets acquired, in the amount of $165.0 million has been initially recorded as goodwill. Any amounts remaining in goodwill or unamortizable intangible assets will be tested annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Prior to the acquisition, the Company had an approximate 38% economic interest in Barnes & Noble.com which it accounted for under the equity method of accounting. The Company will engage a firm to perform an independent allocation of the purchase price to any other acquired intangible assets.

Subsequent Events

On November 7, 2003, the Company announced that it proposed to take Barnes & Noble.com private through a merger. In the merger, all shareholders of Barnes & Noble.com (other than B&N.com Holding Corp., a wholly owned subsidiary of the Company) would receive $2.50 in cash for each share of Barnes & Noble.com that they own. At this price, the Company estimates that it would be paying in excess of the approximate net after-tax price per share that it paid to Bertelsmann in a combination of cash and notes on September 15, 2003 for a 37% interest in Barnes & Noble.com. The aggregate consideration for the outstanding Barnes & Noble.com shares (including shares outstanding following exercise of “in-the-money” options) would be approximately $115.0 million. As a result of the merger, Barnes & Noble.com would become a wholly owned subsidiary of the Company.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $136.7 million as of November 1, 2003 compared with $142.6 million as of November 2, 2002.

Merchandise inventories increased $92.4 million, or 5.1%, to $1,920.3 million as of November 1, 2003, compared with $1,827.9 million as of November 2, 2002. The increase was primarily attributable to $48.0 million due to the inclusion of Barnes & Noble.com, $20.6 million due to the inclusion of Sterling Publishing and a $41.3 million increase in GameStop Corp. (GameStop or Video Game & Entertainment Software) inventory that supported the opening of 304 GameStop stores over the last twelve months. These increases were offset by reduced inventories in the bookstores due to improved inventory management that was achieved during a 7.0% increase in Barnes & Noble bookstore sales and the opening of 39 Barnes & Noble stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $114.3 million and $135.4 million during the 39 weeks ended November 1, 2003 and November 2, 2002, respectively.

In fiscal 2001, the Company issued $300.0 million, 5.25% convertible subordinated notes due March 15, 2009. The notes are convertible into the Company’s common stock at a conversion price of $32.512 per share.

In the second quarter of fiscal 2003, the Company exercised its option to extend $490.0 million of its $500.0 million senior revolving credit facility for one additional year, through May 2006.

Total debt decreased 29.8% to $311.6 million as of November 1, 2003 from $443.6 million as of November 2, 2002. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $316.1 million and $372.2 million during the 39 weeks ended November 1, 2003 and November 2, 2002, respectively. The ratio of debt to equity decreased to 0.28:1.00 as of November 1, 2003 compared with 0.48:1.00 as of November 2, 2002.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its $500.0 million senior credit facility will be sufficient to meet the Company’s working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 39-week periods ended November 1, 2003 and November 2, 2002.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended November 1, 2003 compared with the 13 weeks ended November 2, 2002

Sales

During the 13 weeks ended November 1, 2003, the Company’s sales increased $139.2 million, or 12.3%, to $1,270.1 million from $1,130.9 million during the 13 weeks ended November 2, 2002. This increase was primarily attributable to a $75.4 million increase in Barnes & Noble bookstore sales, an increase of $39.3 million from GameStop stores and the inclusion of $17.8 million in sales due to the consolidation of Barnes & Noble.com’s results from September 15, 2003.

During the third quarter, Barnes & Noble bookstore sales increased 9.6% to $859.4 million from $784.0 million during the same period a year ago and accounted for 67.7% of total Company sales or 91.0% of total bookstore sales. The 9.6% increase in Barnes & Noble bookstore sales was attributable to an increase in comparable store sales of 4.5% coupled with the opening of 39 new stores since November 2, 2002, which contributed to a 5.4% increase in square footage.

During the third quarter, B. Dalton sales declined 14.9% and represented 3.5% of total Company sales. The decrease was primarily a result of 50 store closings and a 17.4% reduction in its square footage since November 2, 2002. In addition, B. Dalton’s same store sales decreased 1.3% during the third quarter.

GameStop sales during the third quarter increased 13.7%. This increase in sales was primarily attributable to the 304 new GameStop stores opened since November 2, 2002, partially offset by a comparable store sales decline of 1.9% during the third quarter of fiscal 2003.

During the third quarter, the Company opened 13 Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble bookstores to 646 with 15.8 million square feet. The Company closed three B. Dalton stores, ending the period with 231 B. Dalton stores and 0.9 million square feet. The Company opened 83 GameStop stores and closed four, bringing its total to 1,472 stores with 2.2 million square feet. As of November 1, 2003, the Company operated 2,349 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 13 weeks ended November 1, 2003, cost of sales and occupancy increased $85.1 million, or 10.2%, to $921.8 million from $836.7 million during the 13 weeks ended November 2, 2002. As a percentage of sales, cost of sales and occupancy decreased to 72.6% from 74.0% during the same period one year ago. This decrease was primarily attributable to higher gross margins in the Video Game & Entertainment Software segment due to a favorable sales mix coupled with higher sales leveraging fixed occupancy costs in the bookstore segment.

Selling and Administrative Expenses

Selling and administrative expenses increased $45.3 million, or 19.9%, to $273.1 million during the 13 weeks ended November 1, 2003 from $227.8 million during the 13 weeks ended November 2, 2002. During the third quarter, selling and administrative expenses increased as a percentage of sales to 21.5% from 20.1% during the prior year period. This increase was primarily due to the deleveraging of expenses in the Video Game & Entertainment Software segment as well as increased costs in the bookstore segment in preparation for the holiday season.

Depreciation and Amortization

During the third quarter, depreciation and amortization increased $2.5 million, or 6.6%, to $40.5 million from $38.0 million during the same period last year. The increase was primarily the result of the increase in depreciation related to 304 new GameStop stores opened since November 2, 2002 and the inclusion of Barnes & Noble.com as of September 15, 2003.

Pre-opening Expenses

Pre-opening expenses decreased to $3.2 million during the 13 weeks ended November 1, 2003 from $4.1 million for the 13 weeks ended November 2, 2002. The decrease in pre-opening expenses was primarily the result of opening 13 new Barnes & Noble bookstores during the 13 weeks ended November 1, 2003, compared with 18 new Barnes & Noble bookstores during the 13 weeks ended November 2, 2002. This decrease was partially offset by the pre-opening expenses related to the opening of 83 new GameStop stores during the 13 weeks ended November 1, 2003 compared with 63 new GameStop stores during the 13 weeks ended November 2, 2002.

Operating Profit

The Company’s consolidated operating profit increased to $31.5 million during the 13 weeks ended November 1, 2003 from $24.3 million during the 13 weeks ended November 2, 2002.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $5.4 million during the 13 weeks ended November 1, 2003 from $5.6 million during the 13 weeks ended November 2, 2002. The decrease was primarily the result of reduced average borrowings under the Company’s senior credit facility due to effective working capital management.

Income Taxes

Income taxes during the 13 weeks ended November 1, 2003 were $8.9 million compared with income taxes of $5.0 million during the 13 weeks ended November 2, 2002. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the third quarter of fiscal 2003 and fiscal 2002.

Minority Interest

During the third quarter of fiscal 2003, minority interest was $3.1 million compared with $3.6 million during the third quarter of fiscal 2002.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $10.2 million (or $0.14 per diluted share) during the 13 weeks ended November 1, 2003, compared with net income of $3.8 million (or $0.05 per diluted share) during the 13 weeks ended November 2, 2002. Components of earnings per share were as follows:

	13 weeks ended

	November 1,	November 2,
	2003	2002

Retail Earnings Per Share
Retail EPS	$0.19	0.11
Share of net losses of Barnes & Noble.com	$(0.05)	(0.06)

Consolidated EPS	$0.14	0.05

Results of Operations

39 weeks ended November 1, 2003 compared with the 39 weeks ended November 2, 2002

Sales

During the 39 weeks ended November 1, 2003, the Company’s sales increased $315.7 million, or 9.2%, to $3,738.9 million from $3,423.2 million during the 39 weeks ended November 2, 2002. This increase was primarily attributable to a $169.0 million increase in Barnes & Noble bookstore sales and an increase of $121.1 million from Video Game & Entertainment Software stores.

During the 39 weeks ended November 1, 2003, Barnes & Noble bookstores rose 7.0% to $2,575.5 from $2,406.5 million during the same period a year ago and accounted for 68.9% of total Company sales or 92.5% of total bookstore sales. The 7.0% increase in Barnes & Noble bookstore sales was primarily attributable to the opening of 39 new stores opened since November 2, 2002 which contributed to a 5.4% increase in square footage. Barnes & Noble bookstore comparable store sales were up 1.6% for the 39 weeks ended November 1, 2003 compared to the same period a year ago.

B. Dalton sales declined 17.5% and represented 3.8% of total Company sales for the 39 weeks ended November 1, 2003. The decrease was primarily a result of 50 store closings and a 17.4% reduction in its square footage since November 2, 2002. In addition, B. Dalton’s comparable store sales declined 5.2% during the 39 weeks ended November 1, 2003 compared to the same period a year ago.

GameStop sales during the 39 weeks ended November 1, 2003 increased 14.5%. This increase in sales was primarily attributable to the sales from the 304 new GameStop stores opened since November 2, 2002. GameStop’s comparable store sales declined 1.1% during the 39 weeks ended November 1, 2003 compared to the same period a year ago.

During the 39 weeks ended November 1, 2003, the Company opened 26 Barnes & Noble bookstores and closed eight, bringing its total number of Barnes & Noble bookstores to 646 with 15.8 million square feet. The Company closed 27 B. Dalton stores, ending the period with 231 B. Dalton stores and 0.9 million square feet. The Company opened 257 GameStop stores and closed 16, bringing its total to 1,472 stores with 2.2 million square feet. As of November 1, 2003, the Company operated 2,349 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 39 weeks ended November 1, 2003, cost of sales and occupancy increased $213.3 million, or 8.4%, to $2,753.1 million from $2,539.7 million during the 39 weeks ended November 2, 2002. As a percentage of sales, cost of sales and occupancy decreased to 73.6% from 74.2% during the same period one year ago. This decrease was primarily attributable to higher gross margins in the Video Game & Entertainment Software segment due to a favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $90.9 million, or 13.1%, to $782.9 million during the 39 weeks ended November 1, 2003 from $692.0 million during the 39 weeks ended November 2, 2002. As a percentage of sales, selling and administrative expenses increased to 20.9% from 20.2% during the prior year period. This increase was primarily due to the deleveraging of expenses in the Video Game & Entertainment Software segment as well as increased costs in the bookstore segment in preparation for the holiday season.

Depreciation and Amortization

During the 39 weeks ended November 1, 2003, depreciation and amortization increased $8.4 million, or 7.6%, to $118.8 million from $110.4 million during the same period last year. The increase was primarily the result of the increase in depreciation related to the 39 new Barnes & Noble bookstores and 304 new GameStop stores opened since November 2, 2002.

Pre-opening Expenses

Pre-opening expenses decreased to $7.1 million during the 39 weeks ended November 1, 2003 from $8.1 million for the 39 weeks ended November 2, 2002. The decrease in pre-opening expenses was primarily the result of opening 26 new Barnes & Noble bookstores during the 39 weeks ended November 1, 2003, compared with 34 new Barnes & Noble bookstores during the 39 weeks ended November 2, 2002. This decrease was partially offset by the pre-opening expenses related to the opening of 257 new GameStop stores during the 39 weeks ended November 1, 2003 compared with 163 new GameStop stores during the 39 weeks ended November 2, 2002.

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

Operating Profit

The Company’s consolidated operating profit increased to $77.0 million during the 39 weeks ended November 1, 2003 from $47.7 million during the 39 weeks ended November 2, 2002. Operating profit increased $4.0 million during the 39 weeks ended November 1, 2003 before the effect of the $25.3 million impairment charge during the first quarter of fiscal 2002.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $14.8 million during the 39 weeks ended November 1, 2003 from $16.0 million during the 39 weeks ended November 2, 2002. The decrease was primarily the result of reduced average borrowings under the Company’s senior credit facility due to effective working capital management.

Other Expense, Net

In the second quarter of fiscal 2002, the Company determined that a decrease in value in certain of its equity investments occurred which was other than temporary. As a result, other expense of $16.5 million for the 39 weeks ended November 2, 2002 included the recognition of losses of $11.5 million in excess of what would otherwise have been recognized by application of the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The $16.5

million loss in other expense was primarily comprised of $8.5 million attributable to iUniverse.com, $5.1 million attributable to BOOK® magazine and $2.4 million attributable to enews, inc.

Income Taxes

Income tax expense (benefit) during the 39 weeks ended November 1, 2003 was $19.3 million compared with ($2.4) million during the 39 weeks ended November 2, 2002. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.25% for the 39 weeks ended November 1, 2003 and November 2, 2002.

Minority Interest

During the 39 weeks ended November 1, 2003, minority interest was $6.8 million compared with $7.5 million during the 39 weeks ended November 2, 2002.

Net Income (Loss)

As a result of the factors discussed above, the Company reported consolidated net income of $21.8 million (or $0.31 per diluted share) during the 39 weeks ended November 1, 2003, compared with a net loss of ($11.1) million (or ($0.18) per share) during the 39 weeks ended November 2, 2002. Components of earnings per share were as follows:

	39 weeks ended

	November 1,	November 2,
	2003	2002

Retail Earnings Per Share
Retail EPS	$0.46	0.39
EPS Impact of Investing Activities
Share of net losses of Barnes & Noble.com	$(0.15)	(0.19)
Share of net losses from other investments	—	(0.15)

Total Investing Activities	$(0.15)	(0.34)
Other Adjustments
Impairment charge	$—	(0.23)

Consolidated EPS	$0.31	(0.18)

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

Item 4: Controls and Procedures

(a) Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          There have been no material developments with respect to previously reported legal proceedings, except as follows:

          In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. On September 30, 2003, the motion for summary judgment was granted and all claims against the Company were dismissed. On October 29, 2003, the plaintiff filed a Notice of Appeal. The Company intends to vigorously defend this action.

          On or about November 7, 2003, November 11, 2003 and November 12, 2003, twelve substantially similar putative class action lawsuits were filed against the Company and Barnes & Noble.com, and its directors in the Court of Chancery of the State of Delaware in and for New Castle County arising out of the Company’s proposal to acquire all of Barnes & Noble.com’s outstanding shares at a price of $2.50 per share in cash. These actions purport to be brought on behalf of all of Barnes & Noble.com’s stockholders excluding the defendants and their affiliates.

          The complaints in these actions generally allege that (a) the Company and the directors of Barnes & Noble.com breached their fiduciary duties to the class, (b) the consideration offered by the Company is inadequate and constitutes unfair dealing and (c) that the Company, as controlling stockholder of Barnes & Noble.com, breached its duty to the class by acting to further its own interests at the expense of the class. The complaints seek to enjoin the proposal or, in the alternative, damages in an unspecified amount and recission in the event a merger occurs pursuant to the proposal.

          The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.

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

(b) Reports on Form 8-K:

On August 25, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing second quarter 2003 financial results.

Subsequent to the end of the quarter, on November 7, 2003, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form announcing the Company’s proposal to take Barnes & Noble.com private.

Subsequent to the end of the quarter, on November 21, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By:	/s/ Joseph J. Lombardi

Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

December 12, 2003

EXHIBIT INDEX

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