Form 10-K
period 2004-01-31
BARNES & NOBLE INC
filed 2004-04-15
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,201,229,202 based upon the closing market price of $23.43 per share of Common Stock on the New York Stock Exchange as of August 1, 2003.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2004: 69,052,130

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2004 are incorporated by reference into Parts II and IV.

PART I

ITEM 1. BUSINESS

General

     Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, as of January 31, 2004 operates 842 bookstores and 1,514 video-game and entertainment-software stores. Of the 842 bookstores, 647 operate primarily under the Barnes & Noble Booksellers trade name (31 of which were opened in fiscal 2003) and 195 operate primarily under the B. Dalton Bookseller trade name. Through its approximate 73 percent economic interest in barnesandnoble.com llc (Barnes & Noble.com), the Company is one of the largest sellers of books on the Internet. Through its acquisition of Sterling Publishing Co., Inc. (Sterling), the Company is one of the top 25 publishers in the nation and the industry’s leading publisher of how-to books. The Company, as of January 31, 2004, has an approximate 64 percent economic interest in GameStop Corp., the nation’s largest video-game and PC-entertainment software specialty retailer2, which operates 1,514 video-game and entertainment-software stores primarily under the GameStop trade name, a Web site (www.gamestop.com), and publishes Game Informer, the industry’s largest circulated multi-platform video-game magazine, with circulation of more than 1.5 million paid subscriptions (collectively, GameStop).

     The Company’s principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines and music. These collectively account for substantially all of the Company’s bookstore sales. During fiscal 2003, the Company’s share of the consumer book market was approximately 16 percent. Bestsellers typically represent between three and five percent of Barnes & Noble store sales.

     The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal years ended January 31, 2004 (fiscal 2003) and February 1, 2003 (fiscal 2002) were comprised of 52 weeks.

Barnes & Noble stores

     General

     Barnes & Noble is the nation’s largest operator of bookstores1 with 647 Barnes & Noble stores located in 49 states and the District of Columbia as of January 31, 2004. With more than 35 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical store offers a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble store an active part of its community.

     Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble stores opened during fiscal 2003 added 0.6 million square feet to

[1] Based upon sales reported in trade publications and public filings.

[2] Based upon the number of United States stores operated by GameStop and its total United States revenues.

the Barnes & Noble store base, bringing the total square footage to 15.8 million square feet, a four percent increase over the prior fiscal year. The Company plans to open between 30 and 35 Barnes & Noble stores in the fiscal year ending January 29, 2005 (fiscal 2004), which are expected to average 26,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

     Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of January 31, 2004, Barnes & Noble had stores in 157 of the total 210 DMA (Designated Market Area) markets. In 69 of the 157 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

     Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 60,000 to 200,000 titles, and has access to one million titles for immediate delivery. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers typically represent between three and five percent of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

     Store Design and Ambiance. Many of the Barnes & Noble stores create a comfortable atmosphere with ample public space; a café offering, among other things, sandwiches and bakery items; and public restrooms. The cafés, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the stores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as gift, game, music, video, DVD and children’s sections, to meet customers’ changing tastes and needs. These offerings and services have helped to make many of the stores neighborhood institutions.

     Music Departments. Many of the Barnes & Noble stores have music departments, which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 50,000 titles in classical music, opera, jazz, blues and pop rock and an extensive collection of DVDs, tailored to the tastes of the Company’s core customers. Listening stations are available for customers to preview compact discs.

     Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30 percent off publishers’ suggested retail prices for hardcover bestsellers, 20 percent off paperback bestsellers and 20 percent off select feature titles in departments such as children’s books and computer books. The Company believes that its pricing strategies enable the Company to increase the discount on the books its customers buy most often while bringing the Company closer to online pricing.

     The Company also offers the Barnes & Noble Membership Program which entitles the customer to receive a 10 percent discount in the Company’s stores and a five percent discount on the Barnes & Noble.com Web site. The Barnes & Noble Membership Program also offers other benefits to its members.

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

     Merchandising and Marketing

     The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 200,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than three million titles. It includes catalogued sales rankings of over one million titles in over 150 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing.

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

     The number of Barnes & Noble stores located in each state and the District of Columbia as of January 31, 2004 are listed below:

NUMBER
STATE	OF STORES
Alabama	6
Alaska	1
Arizona	15
Arkansas	3
California	85
Colorado	14
Connecticut	12
Delaware	1
Dist. Of Columbia	2
Florida	42
Georgia	18
Hawaii	1
Idaho	3
Illinois	29
Indiana	11
Iowa	6
Kansas	4
Kentucky	7
Louisiana	6
Maine	1
Maryland	12
Massachusetts	19
Michigan	20
Minnesota	20
Mississippi	2
Missouri	10
Montana	4
Nebraska	4
Nevada	5
New Hampshire	4
New Jersey	24
New Mexico	3
New York	41
North Carolina	18
North Dakota	2
Ohio	19
Oklahoma	5
Oregon	8
Pennsylvania	24
Rhode Island	3
South Carolina	9
South Dakota	1
Tennessee	8
Texas	56
Utah	9
Vermont	1
Virginia	21
Washington	17
Wisconsin	10
Wyoming	1

Expansion

     According to Veronis, Suhler & Associates Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 2.8%, from approximately $18.8 billion in 2002 to approximately $21.6 billion in 2007. The Company believes Barnes & Noble stores offer the greatest opportunity to increase the Company’s share of the expanding consumer book market. The Company expects to open approximately 30 to 35 new Barnes & Noble stores during fiscal 2004. Management positions in those stores are expected to be filled mostly by employees from existing stores.

B. Dalton Bookstores

     General

     At the end of fiscal 2003, the Company operated 195 B. Dalton bookstores. Most of the B. Dalton stores range in size from 2,000 to 6,000 square feet. These stores stock between 20,000 and 25,000 titles. B. Dalton generally discounts between 15 percent and 30 percent off publishers’ suggested retail prices for hardcover bestsellers. B. Dalton also offers the Barnes & Noble Membership Program which gives members additional discounts and other benefits.

     The Company is continuing to execute a strategy to maximize returns from its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores, which has resulted in the closing of 772 (63 in fiscal 2003) B. Dalton bookstores since 1989.

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

        The number of B. Dalton stores located in each state and the District of Columbia as of January 31, 2004 are listed below:

NUMBER
STATE	OF STORES
Alabama	1
Arizona	5
Arkansas	1
California	27
Colorado	2
Connecticut	1
Dist. Of Columbia	1
Florida	9
Georgia	5
Idaho	1
Illinois	9
Indiana	4
Iowa	5
Kansas	2
Kentucky	1
Louisiana	4
Maine	2
Maryland	4
Massachusetts	3
Michigan	9
Minnesota	8
Mississippi	1
Missouri	4
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	5
New Mexico	2
New York	7
North Carolina	3
North Dakota	3
Ohio	11
Oklahoma	1
Oregon	3
Pennsylvania	9
South Carolina	2
South Dakota	1
Tennessee	1
Texas	13
Utah	1
Virginia	9
Washington	5
West Virginia	1
Wisconsin	1
Wyoming	2

Barnes & Noble.com

     General

     On September 15, 2003, the Company completed its acquisition of all of Bertelsmann AG’s (Bertelsmann) interest in Barnes & Noble.com. As a result of the acquisition, the Company increased its economic interest in Barnes & Noble.com from approximately 38 percent to approximately 75 percent. As of January 31, 2004, the Company’s economic interest in Barnes & Noble.com was reduced to approximately 73 percent as a result of option exercises by Barnes & Noble.com employees. On January 8, 2004, the Company entered into a merger agreement with barnesandnoble.com inc. (bn.com), the holding company whose sole asset is its approximate 30 percent interest in Barnes & Noble.com and whose sole business is acting as sole manager of Barnes & Noble.com. Upon consummation of the merger, Barnes & Noble.com will become a wholly owned subsidiary of the Company. The closing of the merger is expected to occur during the second quarter of fiscal 2004.

     Barnes & Noble.com is a leading Internet-based retailer of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, Barnes & Noble.com has attracted more than 17 million customers in 230 countries. Barnes &

Noble.com’s bookstore includes the largest in-stock selection of in-print book titles with access to approximately one million titles for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. Barnes & Noble.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

     According to comScore Media Metrix, in December 2003, Barnes & Noble.com’s Web site was the eleventh most-trafficked shopping site and was among the top 65 largest Web properties on the Internet. Co-marketing agreements with major Web portals such as America Online (AOL), GoogleTM and Microsoft Network (MSN) as well as content sites have extended Barnes & Noble.com’s brand recognition and increased consumer exposure to its site. Barnes & Noble.com has also established a network of remote virtual storefronts across the Internet by creating direct links with more than 189,000 affiliate Web sites.

     Barnes & Noble.com believes that its relationship with the Company provides Barnes & Noble.com with meaningful advantages relative to other online retailers in its category, including:

•	The superior brand recognition of the Barnes & Noble Booksellers trade name, which is a strong factor in attracting customers;

•	The use of the Company’s distribution center as its primary product supplier, which enables Barnes & Noble.com to offer approximately one million in-stock book titles for immediate delivery, representing the largest standing inventory of any online bookseller;

•	The use of the Company’s book database as the primary source of bibliographic data, which enables Barnes & Noble.com to provide its customers with the most authoritative and accurate book data available;

•	The Company’s enterprise value, including its network of 842 retail bookstores nationwide, provides significant advantages in attracting strategic partnerships;

•	Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of the Company; and

•	Participation with the Company to create and maintain a book buyers’ membership loyalty program, the Barnes & Noble Membership Program, which entitles the customer to receive a 10 percent discount at the Company’s stores and a five percent discount at Barnes & Noble.com.

Industry Background

     E-Commerce. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel. According to the January 2004 Forrester US eCommerce report, online shopping for 2003 was $107.0 billion. Online shopping is expected to reach $176.8 billion in the year 2006 (Forrester July 2003 US eCommerce report).

     Online Shopping Forecast. Forrester Research forecasts accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. Within the categories of Barnes & Noble.com’s focus of books, music and DVD/video, Forrester Research forecasts significant growth in online sales for all the categories. Forrester Research estimates that North American online sales of books will grow from $2.8 billion in 2003 to $5.5 billion by

2008. In addition, Forrester Research estimates online sales in 2008 for music and DVD/video to be $2.5 billion, up from $1.2 billion in 2003, and $5.6 billion, up from $1.8 billion in 2003, respectively.

     Products that are Well Suited for E-Commerce. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search and browse engines enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision. In addition, Barnes & Noble.com’s core categories, books, music and DVD/video, are popular and economical gift items. According to the December 2003 eSpending Report from Goldman Sachs & Co., Harris Interactive, and Nielsen/NetRatings, during the holiday 2003 season (November 1, 2003 to December 12, 2003) the books category increased by 33% over holiday 2002 to comprise $1.0 billion in sales or 7.7 percent of U.S. online spending; and DVD/video sales increased by 89% over holiday 2002 to comprise $1.2 billion in sales or 9.2% of U.S. online spending.

Marketing and Promotion

     Since inception, Barnes & Noble.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites to drive traffic to its own site. Barnes & Noble.com has major affiliations with GoogleTM as well as with AOL’s proprietary service and MSN which are among the world’s largest online shopping destinations.

     In addition to securing alliances with the nation’s three highest-trafficked Internet properties, Barnes & Noble.com has established an affiliate network of more than 189,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to the Barnes & Noble.com site.

GameStop Stores

     General

     The Company acquired Babbage’s Etc. and Funco, Inc. in October 1999 and June 2000, respectively. Through a corporate restructuring, Babbage’s Etc. became a wholly owned subsidiary of Funco, Inc. and the name of Funco, Inc. was changed to GameStop, Inc. In February 2002, the Company completed an initial public offering for its GameStop subsidiary. The Company retained an approximate 63 percent interest in GameStop. GameStop is the nation’s largest video-game and PC-entertainment software specialty retailer, based on the number of U.S. stores operated by GameStop and its total U.S. revenues. As of January 31, 2004, GameStop operates 1,514 video-game and entertainment-software stores located in 49 states, the District of Columbia, Ireland, Puerto Rico and Guam, primarily under the GameStop trade name. The video-game and entertainment-software stores range in size from 500 to 5,000 square feet (averaging 1,500 square feet) depending upon market demographics. Stores feature video-game hardware and software, PC-entertainment software and a multitude of accessories. GameStop also operates a Web site (www.gamestop.com), and publishes Game Informer magazine.

     Of the 1,514 stores, 982 stores are located in strip centers and 532 stores are located in shopping malls and other locations. Strip center stores carry a balanced mix of new and used video-game products and, in selected stores, PC-entertainment software. Mall stores carry primarily new video-game products and PC-entertainment software, as well as a limited selection of used video game products. GameStop is the largest retailer of used video games in the nation and provides customers with the opportunity to trade in their used video game products in exchange for store credits which can be applied towards the purchase of other products, including new merchandise. The trade-in program provides a unique value proposition to customers which is unavailable at mass merchants, toy stores and consumer electronics retailers.

     Merchandising and Marketing

     The mall stores primarily focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release. The strip center stores also serve the electronic game enthusiast, but focus on serving the value-oriented customer by offering a wide selection of value-priced used video-game products and the opportunity to trade in used video-game products in exchange for store credits applicable to future purchases, which, in turn, increases sales.

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

     The number of video-game and entertainment-software stores located in each state, the District of Columbia, Ireland, Puerto Rico and Guam as of January 31, 2004 are listed below:

NUMBER
STATE	OF STORES
Alabama	15
Alaska	3
Arizona	27
Arkansas	5
California	185
Colorado	23
Connecticut	20
Delaware	7
District of Columbia	1
Florida	68
Georgia	35
Guam	1
Hawaii	11
Idaho	2
Illinois	79
Indiana	19
Iowa	12
Ireland	16
Kansas	7
Kentucky	17
Louisiana	13
Maine	2
Maryland	43
Massachusetts	32
Michigan	60
Minnesota	30
Mississippi	7
Missouri	28
Montana	4
Nebraska	3
Nevada	17
New Hampshire	7
New Jersey	68
New Mexico	7
New York	83
North Carolina	24
North Dakota	5
Ohio	70
Oklahoma	12
Oregon	10
Pennsylvania	77
Puerto Rico	11
Rhode Island	5
South Carolina	13
South Dakota	3
Tennessee	20
Texas	176
Utah	17
Vermont	1
Virginia	46
Washington	38
West Virginia	9
Wisconsin	20

     Expansion

     GameStop intends to continue to open new strip center stores in targeted markets and new mall stores in selected mall locations. GameStop opened 300 new stores in fiscal 2003 and 210 new stores in fiscal 2002. GameStop plans on opening approximately 300 to 330 new stores in fiscal 2004. The primary growth vehicle will be the expansion of the strip center store base, which is believed could grow to over 2,000 stores in the United States. GameStop’s strategy is to open clusters of strip center stores in targeted major metropolitan markets under the GameStop brand name. GameStop analyzes each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available.

     During fiscal 2003, GameStop successfully capitalized on the growth in demand for video game software and accessories that followed the fiscal 2002 launch of four new video game platforms. Over the next few years, GameStop expects to continue to capitalize on the increasing installed base for these platforms and the related growth in video game software and accessories sales.

Other Strategies

     Proprietary Publishing. Barnes & Noble differentiates its product offerings from those of its competitors by publishing books under its own imprints. As part of this activity, Barnes & Noble licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. The Company, through its January 2003 acquisition of Sterling Publishing Co., Inc. (Sterling), is one of the top 25 publishers in the nation and the industry’s leading publisher of how-to books. Sterling has an active list of more than 4,500 owned and distributed titles, and publishes and distributes more than 1,000 new titles annually. As the leading publisher of how-to books, Sterling has particular strength in art technique, gardening, cooking, health, crafts, puzzle and game, woodworking and house and home. With the addition of the Sterling titles, the Company has publishing or distribution rights to nearly 10,000 titles and offers customers high quality books at exceptional values, while generating attractive gross margins. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers. While the prices of these books represent significant value to the customers, they also generate substantially higher gross profit margins than those realized on sales of non-proprietary books.

Strategic Investments

     The Company owns a 74 percent interest in Calendar Club L.L.C., an operator of seasonal kiosks.

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

     The Company purchases books on a regular basis from over 1,700 publishers and approximately 45 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 46 percent of the Company’s book purchases during fiscal 2003, and no single supplier accounted for more than 15 percent of the Company’s purchases during this period. Consistent with retail book industry practice, substantially all of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

     GameStop purchases substantially all of its new products from approximately 85 manufacturers and software publishers and approximately five distributors. Purchases from the top 10 vendors accounted for approximately 69% of GameStop’s new product purchases in fiscal 2003. Only Nintendo, Electronic Arts and Sony (which accounted for 14%, 14% and 12%, respectively) accounted for more than 10% of GameStop’s new product purchases during fiscal 2003. GameStop has established price protections and return privileges with its primary vendors in order to reduce the risk of inventory obsolescence. In addition, GameStop has no purchase contracts with trade vendors and conducts business on an order-by-order basis, a practice that is typical throughout the industry. GameStop believes that maintaining and strengthening its long-term relationships with its vendors is essential to its operations and continued expansion. GameStop believes it has very good relations with its vendors.

Distribution

     The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and maintaining efficient distribution centers. As of January 31, 2004, the Company’s book distribution centers had over one and a half million square feet. In fiscal 2002, the Company added 600,000 square feet when its distribution center in Reno, Nevada became fully operational. The Company is using the Reno facility to facilitate distribution to its West Coast stores. Historically, the Company had replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. The Company now sources more of its inventory through the distribution centers, which has increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores. Barnes & Noble.com uses the Company’s distribution center as its primary product supplier. The Company has signed an agreement to build a new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility will provide adequate space to handle the Company’s growth over the next decade. The Company expects the new facility to be fully operational by fall 2005.

     GameStop operates a 210,000 square foot state-of-the-art distribution center in Grapevine, Texas. By operating with a centralized distribution facility, GameStop effectively controls and minimizes inventory levels. A technologically-advanced conveyor system and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support its first-to-market distribution network, GameStop utilizes the services of eight off-site, third-party operated distribution centers that pick up products from suppliers, repackage the products for each of the stores and ship products to the stores by package carriers. GameStop’s ability to rapidly process incoming shipments of new release titles and distribute them to all of the stores, either that day or by the next morning, enables GameStop to meet peak demand and replenish stores at least twice a week. GameStop has purchased a new 420,000 square foot headquarters and distribution center in Grapevine, Texas and intends to move its distribution center operations to that facility by early 2005.

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

     Barnes & Noble.com believes that it has built a leading interactive e-commerce platform, and plans to continue to invest in technologies that will enable it to offer its customers the most convenient and user-friendly online shopping experience. Barnes & Noble.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of value and service to its customers. The overall mix of technologies and applications in use by Barnes & Noble.com allows it to support a distributed, scalable and secure e-commerce environment.

     Barnes & Noble.com uses Intel-based server technology in a fully redundant configuration to power its Web site, which is hosted in two locations. At these locations, Barnes & Noble.com maintains computers that store its Web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. Barnes & Noble.com operates two hosting locations. Each of the hosting locations is “co-located” within leading edge hosting facilities that are maintained by two different hosting vendors. Either site has sufficient capacity to support the volume of traffic directed toward Barnes & Noble.com during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, Barnes & Noble.com has significantly reduced its exposure to downtime and service outages. Additionally, bn.com believes its technology investments are scalable.

     GameStop’s proprietary inventory management system enables it to maximize sales of new release titles and avoid markdowns as titles mature and utilizes electronic point-of-sale equipment that provides corporate headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, GameStop’s highly-customized inventory management system allows it to actively manage the pricing and product availability of its used video game products across its store base and to reallocate its inventory as necessary. GameStop’s systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. GameStop’s ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced its need to discount products.

     The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

Competition

     The retail book business is highly competitive. The Company competes in the superstores business with Borders Group, Inc. (Borders) and Books-a-Million. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. B. Dalton stores face direct competition from the Walden division of Borders, as well as regional chains and superstores. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books.

     The online bookselling business is highly competitive. The nature of the Internet as an electronic marketplace (which may, among other things, facilitate competitive entry and comparison-shopping) may render it inherently more competitive than traditional retailing formats. Barnes & Noble.com currently competes with numerous booksellers including other Internet-based companies such as Amazon.com and traditional book retailers. With respect to the sale of music and DVD/video, Barnes & Noble.com competes with numerous merchants including other Internet-based companies, such as Amazon.com and traditional retailers. Barnes & Noble.com’s main online competitor, Amazon.com, has a longer online operating history and a larger existing customer base than Barnes & Noble.com.

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

Trademarks and Servicemarks

     B. Dalton Bookseller, Bookstar, Readers’ Advantage, Book$avers, GameStop, Game Informer, Babbage’s and FuncoLand are Company-owned service marks registered with the United States Patent and Trademark Office. Barnes & Noble is a federally registered service mark which has been licensed to the Company under a long-term royalty-free license agreement.

Seasonality

     The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the holiday selling season.

Employees

     The Company’s bookstores cultivate a culture of outgoing, helpful and knowledgeable employees. GameStop’s stores cultivate a work environment that attracts knowledgeable employees who are actively interested in video games and entertainment software. As of January 31, 2004, the Company had approximately 43,000 full- and part-time booksellers. As of January 31, 2004, GameStop employed approximately 13,000 full- and part-time employees in its stores. The Company’s employees are not represented by unions, with the exception of 34 Sterling employees, and the Company believes that its relationship with its employees is excellent.

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

     The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, a Code of Ethics for Senior Financial Officers, and written charters for the Company’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. Each of the foregoing will be available on the Company’s Web site at www.barnesandnobleinc.com and in print to any stockholder who requests it, in writing to the Company’s Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics for Senior Financial Officers on the Company’s Web site within five business days following such amendment or waiver.

ITEM 2. PROPERTIES

     All but two of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 645 leased stores open as of January 31, 2004 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores
2005	17
2006	35
2007	23
2008	34
2009	35
2010 and later	501

     All B. Dalton stores are leased. The leases generally provide for an initial 10-year term with no renewal option. The terms of the 195
B. Dalton leases as of January 31, 2004 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores
2005	97
2006	50
2007	17
2008	16
2009	9
2010 and later	6

     In addition to the bookstores, the Company leases five distribution centers in New Jersey totaling 1,600,000 square feet. One lease expires in 2005, three leases expire in 2006 and one lease expires in 2011.

     The Company has signed an agreement to build a new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility will provide adequate space to handle the Company’s growth over the next decade. The Company expects the new facility to be fully operational by fall 2005.

     The Company leases a 600,000 square foot distribution center in Reno, Nevada which lease expires in 2010.

     Barnes & Noble.com’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 90,000 square feet of office space and expires in 2015. Additionally, Barnes & Noble.com has 64,750 square feet of vacant office space under a lease agreement that expires in 2006.

     Barnes & Noble.com leases a 380,000 square foot building in Memphis, Tennessee for distribution purposes. This lease expires in January 2005.

     All GameStop stores are leased. The leases generally provide for an initial term of three to 10 years with renewal options. This arrangement gives GameStop the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. GameStop believes that, as current leases expire, it will be able to obtain either renewals at present locations or leases for equivalent locations in the same area. The terms of the 1,514 GameStop leases as of January 31, 2004 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores
Expired and in negotiations	183
2005	195
2006	217
2007	151
2008	249
2009 and later	519

     In addition to the GameStop stores, GameStop leases a 250,000 square foot headquarters and distribution center in Grapevine, Texas. This lease expires on January 31, 2006.

     In March 2004, GameStop purchased a 420,000 square foot facility in Grapevine, Texas. GameStop will be relocating certain distribution operations to this facility in fiscal 2004 and will be relocating its headquarters and remaining distribution center operations to this facility in early 2005. GameStop’s management believes this facility will support its long-term growth.

     GameStop leases a 7,300 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine. This lease expires in January 2013.

ITEM 3. LEGAL PROCEEDINGS

     There have been no material developments with respect to previously reported legal proceedings, except as follows:

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. On September 30, 2003, the court granted defendants’ motion and dismissed all of plaintiff’s claims. Plaintiff filed a notice of appeal of that decision, which was withdrawn on February 10, 2004.

     On March 14, 2003, a Company employee filed a class action lawsuit in the Superior Court of California, Orange County against the Company. The complaint alleges that the Company improperly classified the assistant store managers, department managers and receiving managers working in its California stores as salaried exempt employees. The complaint alleges that these employees spent more than 50 percent of their time performing non-exempt work and should have been classified as non-exempt employees. The complaint alleges violations of the California Labor Code and California Business and Professions Code and seeks relief, including overtime compensation, prejudgment interest, penalties, attorneys’ fees and costs. The Company intends to vigorously defend this action, including contesting its certification of a class action.

     Following the November 7, 2003 announcement of the Company’s proposal to purchase all of the outstanding shares of barnesandnoble.com inc.’s (bn.com) common stock at a price of $2.50 per share in cash, fifteen substantially similar putative class action lawsuits were filed by individual stockholders of bn.com against bn.com, bn.com’s directors and the Company in the Delaware Court of Chancery. The complaints in these actions, which purported to be brought on behalf of all of bn.com’s stockholders excluding the defendants and their affiliates, generally alleged (i) breaches of fiduciary duty by the Company and bn.com’s directors, (ii) that the consideration offered by the Company was inadequate and constituted unfair dealing and (iii) that the Company, as controlling stockholder, breached its duty to bn.com’s remaining stockholders by acting to further its own interests at the expense of bn.com’s remaining stockholders. The complaints sought to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the proposal. The complaints were eventually consolidated under the caption In re BarnesandNoble.com, Inc. Shareholders Litigation, Consolidated Civil Action No. 042-N. On January 8, 2004, the parties executed a Memorandum of Understanding reflecting the parties’ agreement to settle the action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed in good faith to execute as soon as practicable a Stipulation of Settlement providing for, among other things, the release of all claims of the plaintiffs and other members of the class against defendants that were or could have been asserted in the action or in any way arise out of or in connection with the merger. The Stipulation of Settlement also is to expressly provide that the defendants in the action deny that they have committed any violation of law whatsoever and are entering into the Stipulation of Settlement solely to eliminate the burden, expense and distraction of further litigation and to permit the merger to proceed as scheduled. The parties subsequently agreed that plaintiffs’ counsel will apply to the court for an award of attorney’s fees and costs in the amount of $600,000 and that defendants will not object to a fee award up to that amount. It was further agreed that defendants would pay or reimburse the costs of mailing. The settlement is contingent upon, among other things, court approval, the merger consideration being $3.05 per share in cash and consummation of the merger.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$20.37	15.89	$33.90	28.36
Second Quarter	25.75	19.64	34.43	18.01
Third Quarter	29.90	22.62	24.50	18.40
Fourth Quarter	35.12	29.70	24.79	16.77

Approximate Number of Holders of Common Equity

Approximate
Number of
Record Holders as of
Title of Class	March 31, 2004
Common stock, $0.001 par value	2,068

Dividends

     The terms of the Company’s revolving credit agreement limit payment of cash dividends. During fiscal 2003 and 2002, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2004 (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 31, 2004, the Company’s cash and cash equivalents totaled approximately $487,200,000.

     Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its credit facility. The Company did not have any amounts outstanding under the facility at January 31, 2004 and February 1, 2003.

     The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended January 31, 2004 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

     The following table sets forth equity compensation plan information as of January 31, 2004:

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted-average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,899,000	$21.12	1,131,239
Equity compensation plans not approved by security holders	—	—	—

Total	8,899,000	$21.12	1,131,239

     The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information with respect to principle accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements:

(i)	“The Report of Independent Certified Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedules:

Valuation and Qualifying Accounts.

As of January 31, 2004, February 1, 2003 and February 2, 2002 (in thousands):

	Balance at	Charged to		Charged		Balance at
	beginning	costs and	Businesses	to other	Write-	end
	of period	expenses	acquired	accounts	offs	of period
January 31, 2004
Books	$2,318	$1,145	$1,892	$187	$199	$5,343
Video Games	11,797	12,901	—	10,899	23,323	12,274

Total	$14,115	$14,046	$1,892	$11,086	$23,522	$17,617
February 1, 2003
Books	$2,376	$216	—	$(353)	$(79)	$2,318
Video Games	10,400	14,071	—	10,214	22,888	11,797

Total	$12,776	$14,287	—	$9,861	$22,809	$14,115
February 2, 2002
Books	$1,716	$1,252	—	—	$592	$2,376
Video Games	8,398	16,578	—	7,878	22,454	10,400

Total	$10,114	$17,830	—	$7,878	$23,046	$12,776

3.	Exhibits:

The following are filed as Exhibits to this form:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and among the Company, B&N.com Holding Corp., B&N.com Acquisition Corp., and barnesandnoble.com inc., dated as of January 8, 2004. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

Exhibit
No.	Description
3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996. (3)

3.3	Amended and Restated By-laws of the Company. (2)

3.4	Amendment to the Company’s By-laws adopted May 31, 1995. (4)

3.5	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of Barnes & Noble, Inc. (5)

3.6	Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 17, 1998 and filed July 17, 1998. (5)

4.1	Specimen Common Stock certificate. (2)

4.2	Rights Agreement, dated as of July 10, 1998, between the Company and The Bank of New York, as Rights Agent. (5)

10.1	Supplemental Compensation Plan. (7)

10.2	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (2)

10.3	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (6)

10.4	Employment Agreement between the Company and Mitchell S. Klipper dated as of February 18, 2002. (16)

10.5	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (20)

10.6	Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc (the “LLC Agreement”) among Barnes & Noble, Inc., B&N.com Holding Corp., Bertelsmann AG and BOL.US Online, Inc. (8)

10.7	Amendment No. 1 to the LLC Agreement. (10)

10.8	Supply Agreement, dated as of October 31, 1998, between Barnes & Noble, Inc. and barnesandnoble.com llc. (9)

10.9	Indenture, dated as of March 14, 2001, between Barnes & Noble, Inc. and United States Trust Company of New York, as Trustee. (13)

10.10	Registration Rights Agreement, dated as of March 8, 2001, between Barnes & Noble, Inc. and Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (13)

Exhibit
No.	Description
10.11	Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto (the “Banks”). (17)

10.12	Security Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its wholly owned subsidiaries (the “Subsidiaries”) and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (17)

10.13	Securities Collateral Pledge Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (17)

10.14	Patent and Trademark Security Agreement, dated as of May 22, 2002, between Barnes & Noble, Inc. and its Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (17)

10.15	Subsidiary Guaranty, dated as of May 22, 2002, between each of the Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (17)

10.16	Barnes & Noble, Inc. Amended and Restated 1996 Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed with the Securities and Exchange Commission on June 14, 2002. (18)

10.17	Amendment No. 1, dated August 29, 2002, to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto. (19)

10.18	Amendment No. 2, dated May 30, 2003, to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto. (20)

10.19	Amendment No. 3, dated December 4, 2003, to Revolving Credit Agreement, dated as of May 22, 2002, among Barnes & Noble, Inc., Fleet National Bank, as Administrative Agent, and the Banks party thereto. (21)

10.20	Barnes & Noble, Inc. Deferred Compensation Plan. (21)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Certified Public Accountants”. (21)

14.1	Code of Ethics for Senior Financial Officers. (21)

21.1	List of subsidiaries. (21)

Exhibit
No.	Description
23.1	Consent of BDO Seidman, LLP. (21)

23.2	Report of BDO Seidman, LLP. (21)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 27, 1996.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 29, 1995.

(5)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(6)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(7)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 29, 1995.

(8)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 31, 1998.

(9)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 30, 1999.

(10)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2000.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2000.

(12)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 28, 2000.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2001.

(14)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 5, 2001.

(15)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 3, 2001.

(16)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(17)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 4, 2002.

(18)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 3, 2002.

(19)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended November 2, 2002.

(20)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 2, 2003.

(21)	Filed herewith.

(b)	Reports filed on Form 8-K during the Company’s quarter ended January 31, 2004.

On November 7, 2003, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form announcing the Company’s proposal to take bn.com private.

On November 21, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing third quarter 2003 financial results.

On January 8, 2004, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form announcing a definitive merger agreement between the Company and bn.com for $3.05 in cash per share for bn.com common stock that the Company does not currently own and the subsequent dismissal of lawsuits filed with respect to the proposed merger, subject to customary conditions.

On February 19, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing its sales results for the fiscal quarter and fiscal year ended January 31, 2004.

Subsequent to the end of the fourth quarter, on March 18, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing fiscal quarter and fiscal year ended January 31, 2004 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By:	/s/ Stephen Riggio
Stephen Riggio
Chief Executive Officer
April 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Leonard Riggio	Chairman of the Board	April 15, 2004
Leonard Riggio

/s/ Stephen Riggio	Vice Chairman and Chief Executive	April 15, 2004
Officer (principal executive officer)
Stephen Riggio

/s/ Joseph J. Lombardi	Chief Financial Officer	April 15, 2004
Joseph J. Lombardi	(principal financial and accounting officer)

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	April 15, 2004

/s/ Matthew A. Berdon	Director	April 15, 2004
Matthew A. Berdon

/s/ Michael J. Del Giudice	Director	April 15, 2004
Michael J. Del Giudice

/s/ William Dillard II	Director	April 15, 2004
William Dillard II

/s/ Irene R. Miller	Director	April 15, 2004
Irene R. Miller

/s/ Margaret T. Monaco	Director	April 15, 2004
Margaret T. Monaco

/s/ William Sheluck, Jr.	Director	April 15, 2004
William Sheluck, Jr.