Form 10-Q
period 2004-05-01
BARNES & NOBLE INC
filed 2004-06-09
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 1, 2004

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

Number of shares of $.001 par value common stock outstanding as of May 31, 2004: 68,949,566.

BARNES & NOBLE, INC. AND SUBSIDIARIES

May 1, 2004

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended
	May 1, 2004	May 3, 2003
Sales	$1,452,845	1,185,605
Cost of sales and occupancy	1,067,978	884,960

Gross profit	384,867	300,645

Selling and administrative expenses	309,274	250,673
Depreciation and amortization	44,717	39,040
Pre-opening expenses	2,631	1,502

Operating profit	28,245	9,430
Interest (net of interest income of $764 and $554, respectively) and amortization of deferred financing fees	(4,327)	(4,643)
Equity in net loss of Barnes & Noble.com	—	(4,972)

Income (loss) before income taxes and minority interest	23,918	(185)
Income taxes	9,541	(75)

Income (loss) before minority interest	14,377	(110)
Minority interest	(1,923)	(1,916)

Net income (loss)	$12,454	(2,026)

Income (loss) per common share:
Basic	$0.18	(0.03)
Diluted	$0.17	(0.03)
Weighted average common shares outstanding
Basic	68,146,000	64,867,000
Diluted	70,717,000	64,867,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(thousands of dollars, except per share data)

	May 1,	May 3,	January 31,
	2004	2003	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$354,163	195,987	487,200
Receivables, net	52,151	64,014	60,529
Barnes & Noble.com receivable	—	35,920	—
Merchandise inventories	1,525,834	1,418,377	1,526,156
Prepaid expenses and other current assets	117,712	103,539	119,604

Total current assets	2,049,860	1,817,837	2,193,489

Property and equipment:
Land and land improvements	15,276	3,247	3,247
Buildings and leasehold improvements	529,645	493,954	533,272
Fixtures and equipment	1,163,141	949,266	1,141,317

	1,708,062	1,446,467	1,677,836
Less accumulated depreciation and amortization	1,022,677	842,580	991,187

Net property and equipment	685,385	603,887	686,649

Goodwill	509,244	391,704	509,244
Intangible assets, net	93,158	47,713	94,574
Investment in Barnes & Noble.com	—	19,782	—
Other noncurrent assets	22,663	23,009	23,338

Total assets	$3,360,310	2,903,932	3,507,294

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	May 1,	May 3,	January 31,
	2004	2003	2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$792,198	661,556	858,068
Accrued liabilities	480,558	423,537	583,773

Total current liabilities	1,272,756	1,085,093	1,441,841

Long-term debt	300,000	357,000	300,000
Deferred income taxes	169,947	119,845	170,066
Other long-term liabilities	108,493	115,142	108,441
Minority interest	230,934	202,979	227,287
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 77,213,364, 73,470,067 and 76,854,856 shares issued, respectively	77	73	77
Additional paid-in capital	926,944	832,313	914,319
Accumulated other comprehensive loss	(8,775)	(11,032)	(8,579)
Retained earnings	555,957	389,624	543,503
Treasury stock, at cost, 9,007,700, 8,807,700 and 8,807,700 shares, respectively	(196,023)	(187,105)	(189,661)

Total shareholders’ equity	1,278,180	1,023,873	1,259,659

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,360,310	2,903,932	3,507,294

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

			Accumulated
		Additional	Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total
Balance at January 31, 2004	$77	$914,319	$(8,579)	$543,503	$(189,661)	$1,259,659

Comprehensive income:
Net income	—	—	—	12,454	—
Foreign currency translation	—	—	(177)	—	—
Other comprehensive loss:
Unrealized loss on available-for-sale securities (net of deferred tax of $13)	—	—	(19)	—	—
Total comprehensive income						12,258
Exercise of 358,508 common stock options (including tax benefit of $2,075)	—	8,689	—	—	—	8,689
Exercise of common stock options of subsidiary (including tax benefit of $1,603)	—	3,936	—	—	—	3,936
Treasury stock acquired, 200,000 shares	—	—	—	—	(6,362)	(6,362)

Balance at May 1, 2004	$77	$926,944	$(8,775)	$555,957	$(196,023)	$1,278,180

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	13 weeks ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income (loss)	$12,454	(2,026)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	45,475	39,739
Minority interest	1,923	1,916
Loss on disposal of property and equipment	56	799
Increase in other long-term liabilities for scheduled rent increases in long-term leases	52	326
Equity in net loss of Barnes & Noble.com	—	4,972
Deferred taxes	(106)	—
Changes in operating assets and liabilities, net	(152,254)	(146,354)

Net cash flows from operating activities	(92,400)	(100,628)

Cash flows from investing activities:
Purchases of property and equipment	(45,380)	(23,461)
Purchase of investments	—	(1,474)
Net (increase) decrease in other noncurrent assets	(115)	745

Net cash flows from investing activities	(45,495)	(24,190)

Cash flows from financing activities:
Proceeds from exercise of common stock options	11,220	1,877
Purchase of treasury stock through repurchase program	(6,362)	(5,714)
Net increase in revolving credit facility	—	57,000

Net cash flows from financing activities	4,858	53,163

Net decrease in cash and cash equivalents	(133,037)	(71,655)
Cash and cash equivalents at beginning of period	487,200	267,642

Cash and cash equivalents at end of period	$354,163	195,987

Changes in operating assets and liabilities, net:
Receivables, net	$8,378	22,188
Merchandise inventories	322	(22,505)
Prepaid expenses and other current assets	1,892	(2,041)
Accounts payable and accrued liabilities	(162,846)	(143,996)

Changes in operating assets and liabilities, net	$(152,254)	(146,354)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,075	8,822
Income taxes	$37,888	54,688

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 1, 2004 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2004 (fiscal 2003). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 1, 2004 are not indicative of the results to be expected for the 52 weeks ending January 29, 2005 (fiscal 2004).

(1) Barnes & Noble.com Acquisition

     On September 15, 2003, the Company completed its acquisition of all of Bertelsmann AG’s (Bertelsmann) interest in barnesandnoble.com inc. (bn.com) and barnesandnoble.com llc (Barnes & Noble.com). The purchase price paid by the Company was $165,406 (including acquisition related costs) in a combination of cash and a note, equivalent to $2.80 per share in bn.com or membership unit in Barnes & Noble.com. The note issued to Bertelsmann in the amount of $82,000 was paid in the fourth quarter of fiscal 2003. As a result of the acquisition, the Company increased its economic interest in Barnes & Noble.com to approximately 75 percent. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements.

     Based upon a preliminary assessment of the fair values, the allocation of the purchase price to the proportionate amount of assets acquired and liabilities assumed was as follows:

Current assets	$35,370
Hardware and software	23,600
Other tangible assets	6,973
Customer list and relationships	4,800
Trade name	44,700
Goodwill	93,372

Total assets acquired	208,815
Liabilities assumed	43,409

Total purchase price	$165,406

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

     Hardware and software have been assigned a preliminary estimated useful life of four years. The customer list and relationships intangible asset has been assigned a preliminary estimated useful life of four years to be amortized on an accelerated basis based on estimated usage where a substantial portion of the asset will be amortized in the first year. The above preliminary purchase price allocation is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities of Barnes & Noble.com becomes available. The final allocation to goodwill and the trade name (which is considered to have an indefinite life and will not be amortized) will be tested at least annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

     The following table summarizes pro forma results for the 13 weeks ended May 3, 2003, as if the Company had acquired Bertelsmann’s interest in Barnes & Noble.com (resulting in a 75 percent economic interest) and recorded the above noted preliminary allocations of purchase price on the first day of fiscal 2003:

13 weeks ended
May 3, 2003
Sales	1,291,569
Net loss	(6,839)
Loss per common share
Basic	(0.11)
Diluted	(0.11)

     The information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have occurred had the acquisition taken place on the date indicated, or which may result in the future. The Company’s management reviews these pro forma results internally to evaluate the Company’s performance and manage its operations. In addition, since the Company will consolidate bn.com on a going forward basis, the Company believes that pro forma results (as if the Company consolidated bn.com) provide investors a better understanding of the Company’s current operating results and provide a comparable measure to help investors understand the Company’s future operating results.

     On May 27, 2004, subsequent to the first quarter of fiscal 2004, the Company completed its previously announced merger (the Merger) of bn.com with a wholly owned subsidiary of the Company. Under the terms of the Merger, the holders of bn.com’s outstanding common stock, other than the Company and its subsidiaries, received $3.05 in cash for each share that they owned. The Merger was approved by the shareholders of bn.com at a special meeting held on May 27, 2004. The allocation of the purchase price to the proportional amount of assets acquired and liabilities assumed is expected to be completed during the second quarter of fiscal 2004. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

(2) Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 80 percent, 83 percent and 77 percent of the Company’s merchandise inventories as of May 1, 2004, May 3, 2003 and January 31, 2004, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores, Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent 16 percent, 11 percent and 19 percent of merchandise inventories as of May 1, 2004, May 3, 2003 and January 31, 2004, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of May 1, 2004, May 3, 2003 and January 31, 2004.

(3) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(4) Income Taxes

     The tax provisions for the 13 weeks ended May 1, 2004 and May 3, 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

(5) Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS), GameStop Corp. (GME) and barnesandnoble.com inc. (BNBN) common shares under stock-based incentive plans. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, to stock-based incentive plans:

	For the 13 weeks ended
	May 1, 2004	May 3, 2003
Net income (loss) – as reported	$12,454	(2,026)
Compensation expense, net of tax
BKS stock options	1,941	2,955
GME stock options, net of minority interest	1,316	1,291
BNBN stock options (a)	13	—

Pro forma net income (loss) – pro forma for SFAS No. 123	$9,184	(6,272)

Basic earnings per share:
As reported	$0.18	(0.03)
Pro forma for SFAS No. 123	$0.13	(0.10)
Diluted earnings per share:
As reported	$0.17	(0.03)
Pro forma for SFAS No. 123	$0.12	(0.10)

(a) Subsequent to the Company acquiring a controlling interest in Barnes & Noble.com (see footnote 1).

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to shareholders’ equity, as follows:

	For the 13 weeks ended
	May 1, 2004	May 3, 2003
Net income (loss)	$12,454	(2,026)
Other comprehensive income:
Foreign currency translation adjustments	(177)	—
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense (benefit) of ($13) and $19, respectively	(19)	29
Unrealized gain on derivative instrument, net of deferred income tax expense of $0 and $2, respectively	—	3

Total comprehensive income (loss)	$12,258	(1,994)

(7) Net Income (Loss) Per Share

     Following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended			For the 13 weeks ended
		May 1, 2004				May 3, 2003
		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic EPS
Net income (loss)		$12,454	68,146	$0.18		(2,026)	64,867	(0.03)

Effect of dilutive securities
Options		—	2,571			—	—
Convertible debt		—	—			—	—

		12,454	70,717			(2,026)	64,867

Effect of GameStop dilutive EPS
GameStop net income less minority interest		4,216				4,170

		8,238				(6,196)
GameStop diluted EPS	$0.11				0.11
GameStop shares owned by Barnes & Noble	36,009	3,999			36,009	3,952

		$12,237	70,717	$0.17		(2,244)	64,867	(0.03)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

(8) Segment Information

     The Company operates under two strategic groups that offer different products. These groups have been aggregated into two reportable operating segments: book operating segment and video game operating segment.

     Book Operating Segment

     This segment includes bookstores primarily under the Barnes & Noble Booksellers and B. Dalton Bookseller trade names. The 653 Barnes & Noble stores generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. The 188 B. Dalton stores are typically small format mall-based stores. In addition, this segment includes Barnes & Noble.com (an online retailer of books, music and DVDs/videos), the Company’s publishing operation (which includes Sterling Publishing) and Calendar Club (a majority-owned subsidiary of the Company that operates seasonal kiosks and seasonal stores). The book operating segment employs a merchandising strategy that targets the mainstream consumer book market.

     Video Game Operating Segment

     This segment includes 1,603 video game and PC-entertainment stores primarily under the GameStop trade name, a Web site (www.gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. The Company evaluates the performance of its segments based on operating profit.

     Segment information for the 13 weeks ended May 1, 2004 and May 3, 2003 follows:

Sales	May 1, 2004	May 3, 2003
Book operating segment	$1,081,109	863,864
Video game operating segment	371,736	321,741

Total	$1,452,845	1,185,605

Operating profit	May 1, 2004	May 3, 2003
Book operating segment	$17,475	(1,259)
Video game operating segment	10,770	10,689

Total	$28,245	9,430

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

     A reconciliation of operating profit reported by reportable segments to consolidated income (loss) before income taxes and minority interest in the consolidated financial statements for the 13 weeks ended May 1, 2004 and May 3, 2003 is as follows:

	May 1, 2004	May 3, 2003
Reportable segments operating profit	$28,245	9,430
Interest, net	(4,327)	(4,643)
Equity in net loss of Barnes & Noble.com	—	(4,972)

Consolidated income (loss) before income taxes and minority interest	$23,918	(185)

(9) Changes in Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing in fiscal 2002 and the purchase of Bertelsmann’s interest in Barnes & Noble.com in fiscal 2003:

	As of May 1, 2004
	Gross Carrying	Accumulated
	Amount	Amortization	Total
Amortizable intangible assets	$23,288	(4,548)	$18,740
Unamortizable intangible assets	74,418	—	74,418

	$97,706	(4,548)	$93,158

     Amortizable intangible assets consist primarily of author contracts which are being amortized on a straight-line basis over a period of 10 years. Unamortizable intangible assets consist primarily of a trade name.

Aggregate Amortization Expense:

For the 13 weeks ended May 1, 2004	$1,416

Estimated Amortization Expense:

(12 months ending on or about January 31)
2005	$4,684
2006	$2,322
2007	$1,991
2008	$1,899
2009	$1,849

There were no changes in the carrying amount of goodwill for the 13 weeks ended May 1, 2004.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended May 1, 2004 and May 3, 2003
(thousands of dollars, except per share data)
(unaudited)

(10) Subsequent Events

     On June 3, 2004, the Company announced the redemption of all of its $300,000 outstanding 5.25 percent convertible subordinated notes due 2009 (the Notes), effective June 28, 2004. The redemption price is equal to 103 percent of the principal amount of the Notes, together with accrued interest to, but excluding, the date fixed for redemption. At anytime prior to redemption, the Notes can be converted into common stock at a conversion price of $32.512 per share. There would have been no material effect on fully diluted earnings per share had the redemption of the Notes occurred at the beginning of fiscal 2004.

Report of Independent Certified Public Accountants

The Board of Directors
Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of May 1, 2004 and May 3, 2003, and the related consolidated statements of operations for the 13 week periods ended May 1, 2004 and May 3, 2003, changes in shareholders’ equity for the 13 week period ended May 1, 2004, and cash flows for the 13 week periods ended May 1, 2004 and May 3, 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended May 1, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of January 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended January 31, 2004; and in our report dated March 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

May 18, 2004

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At May 1, 2004, the Company had $685.4 million of property and equipment, net of accumulated depreciation, and $18.7 million of amortizable intangible assets, net of amortization, accounting for approximately 21.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Goodwill and Unamortizable Intangible Assets. At May 1, 2004, the Company had $509.2 million of goodwill and $74.4 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 17.4% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill in November 2003 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $0.7 million and $1.0 million during the first quarter of fiscal 2004 and fiscal 2003, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Subsequent Events

On May 27, 2004, the Company announced the completion of the previously announced merger (the Merger) of barnesandnoble.com inc. (bn.com) with a wholly owned subsidiary of the Company. Under the terms of the Merger, the holders of bn.com’s outstanding common stock, other than the Company and its subsidiaries, received $3.05 in cash for each share that they owned. The Merger was approved by the shareholders of bn.com at a special meeting held on May 27, 2004. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

On June 3, 2004, the Company announced the redemption of all of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009 (the Notes), effective June 28, 2004. The redemption price is equal to 103% of the principal amount of the Notes, together with accrued interest to, but excluding, the date fixed for redemption. At anytime prior to redemption, the Notes can be converted into common stock at a conversion price of $32.512 per share.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $354.2 million as of May 1, 2004, compared with $196.0 million as of May 3, 2003.

Merchandise inventories increased $107.4 million, or 7.6%, to $1,525.8 million as of May 1, 2004, compared with $1,418.4 million as of May 3, 2003. The increase was attributable to a $69.1 million increase in the book operating segment inventory and a $38.4 million increase in GameStop Corp. (GameStop or video game operating segment) inventory. The increase in the book operating segment inventory includes $45.0 million due to the inclusion of barnesandnoble.com llc (Barnes & Noble.com) and supported the opening of 36 Barnes & Noble stores over the last twelve months. The increase in video game operating segment inventory supported the opening of 317 GameStop stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $45.4 million and $23.5 million during the 13 weeks ended May 1, 2004 and May 3, 2003, respectively.

In the second quarter of fiscal 2003, the Company exercised its option to extend its $500.0 million senior credit facility (Credit Facility) (which was to expire in May 2005) for one additional year, through May 2006.

On June 3, 2004, the Company announced the redemption of all of the Notes. Cash flow from operations and borrowings under the Company’s Credit Facility will be available to fund the redemption.

Total debt decreased 16.0% to $300.0 million as of May 1, 2004 from $357.0 million as of May 3, 2003. Average combined borrowings under the Company’s senior credit facility and subordinated notes were $300.0 million and $319.7 million during the 13 weeks ended May 1, 2004 and May 3, 2003, respectively, and peaked at $300.0 million and $416.4 million during the same periods. The ratio of debt to equity decreased to 0.23:1.00 as of May 1, 2004, compared with 0.35:1.00 as of May 3, 2003.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities, the capacity under its Credit Facility and its ability to issue additional debt (if required) will be sufficient to meet the Company’s normal working capital and debt service requirements, including the redemption of the Notes, for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 13-week periods ended May 1, 2004 and May 3, 2003.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended May 1, 2004 compared with the 13 weeks ended May 3, 2003

Sales

During the 13 weeks ended May 1, 2004, the Company’s sales increased $267.2 million, or 22.5%, to $1,452.8 million from $1,185.6 million during the 13 weeks ended May 3, 2003. This increase was attributable to a $217.2 million increase in book operating segment sales and an increase of $50.0 million from the video game operating segment sales.

The increase in book operating segment sales was primarily attributable to a $106.7 million increase in Barnes & Noble store sales and the inclusion of $114.9 million in sales due to the consolidation of Barnes & Noble.com resulting from the Company’s acquisition of a controlling interest in Barnes & Noble.com on September 15, 2003. During the first quarter, Barnes & Noble store sales increased 13.3% to $910.2 million from $803.5 million during the same period a year ago and accounted for 62.7% of total Company sales or 84.2% of total book sales. The 13.3% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 9.4%, coupled with the opening of 36 new stores since May 3, 2003, which contributed to a 4.6% increase in square footage.

During the 13 weeks ended May 1, 2004, B. Dalton sales declined 13.3% and represented 2.7% of total Company sales. The decrease was primarily a result of 57 store closings and a 19.7% reduction in its square footage since May 3, 2003, partially offset by an increase in comparable store sales of 6.0%.

GameStop sales during the first quarter increased 15.5%. This increase in sales was primarily attributable to the 317 new GameStop stores opened since May 3, 2003, partially offset by a comparable store sales decline of 1.8% during the first quarter of fiscal 2004.

During the 13 weeks ended May 1, 2004, the Company opened nine Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 653 with 16.0 million square feet. The Company closed seven B. Dalton stores, ending the period with 188 B. Dalton stores and 0.8 million square feet. The Company opened 103 GameStop stores and closed 14, bringing its total to 1,603 stores with 2.5 million square feet. As of May 1, 2004, the Company operated 2,444 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 13 weeks ended May 1, 2004, cost of sales and occupancy increased $183.0 million, or 20.7%, to $1,068.0 million from $885.0 million during the 13 weeks ended May 3, 2003, partially due to the inclusion of Barnes & Noble.com’s cost of sales and occupancy. As a percentage of sales, cost of sales and occupancy decreased to 73.5% from 74.6% during the same period one year ago. This decrease was primarily attributable to increased sales volume leveraging fixed occupancy costs in the Barnes & Noble stores.

Selling and Administrative Expenses

Selling and administrative expenses increased $58.6 million to $309.3 million during the 13 weeks ended May 1, 2004, from $250.7 million during the 13 weeks ended May 3, 2003, partially due to the inclusion of Barnes & Noble.com’s selling and administrative expenses. During the first quarter, selling and administrative expenses increased as a percentage of sales to 21.3% from 21.1% during the prior year period. This increase was primarily due to the de-leveraging of expenses in the video game operating segment and the inclusion of Barnes & Noble.com’s selling and administrative expenses, partially offset by increased sales volume leveraging the selling and administrative expenses in the Barnes & Noble stores.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $5.7 million, or 14.5%, to $44.7 million from $39.0 million during the same period last year. The increase was primarily due to the inclusion of Barnes & Noble.com’s depreciation and amortization.

Pre-opening Expenses

Pre-opening expenses increased to $2.6 million during the 13 weeks ended May 1, 2004, from $1.5 million for the 13 weeks ended May 3, 2003. The increase in pre-opening expenses was primarily the result of opening nine new Barnes & Noble stores during the first quarter of fiscal 2004, compared with four new Barnes & Noble stores opened during the same prior year period.

Operating Profit

The Company’s consolidated operating profit increased to $28.2 million during the 13 weeks ended May 1, 2004, from $9.4 million during the 13 weeks ended May 3, 2003.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $4.3 million during the 13 weeks ended May 1, 2004, from $4.6 million during the 13 weeks ended May 3, 2003. The decrease was primarily the result of reduced average borrowings under the Company’s senior credit facility due to effective working capital management.

Income Taxes

Income taxes during the 13 weeks ended May 1, 2004 were $9.5 million compared with a tax benefit of $75.0 thousand during the 13 weeks ended May 3, 2003. Taxes were based upon management’s estimate of the

Company’s annualized effective tax rates. The Company’s effective tax rate was 39.89% for the first quarter of fiscal 2004 and 40.25% for the first quarter of fiscal 2003.

Minority Interest

Minority interest was $1.9 million during the first quarter of fiscal 2004 and fiscal 2003 and relates primarily to GameStop.

Net Income (Loss)

As a result of the factors discussed above, the Company reported consolidated net income of $12.5 million (or $0.17 per diluted share) during the 13 weeks ended May 1, 2004, compared with a net loss of ($2.0) million (or ($0.03) per share) during the 13 weeks ended May 3, 2003. Components of earnings per share were as follows:

	13 weeks ended
	May 1, 2004	May 3, 2003
Barnes & Noble Bookstores	$0.21	(0.05)
Barnes & Noble.com (1)	(0.10)	(0.04)

Total book operating segment	$0.11	(0.09)
Video game operating segment	0.06	0.06

Consolidated EPS	$0.17	(0.03)

(1) The Company accounted for its approximate 38 percent equity interest in Barnes & Noble.com under the equity method through September 15, 2003 (the date the Company acquired Bertelsmann’s interest in Barnes & Noble.com) and consolidated the results of Barnes & Noble.com thereafter.

Disclosure Regarding Forward-Looking Statements

     This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company’s control. In addition, the video-game market has historically been cyclical in nature and dependent upon the introduction of new generation systems and related interactive software. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 1, 2004, the Company’s cash and cash equivalents totaled approximately $354.2 million.

     Additionally, the Company may from time to time borrow money under its Credit Facility at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its Credit Facility. The Company had $0 and $57.0 million outstanding under the Credit Facility at May 1, 2004 and May 3, 2003, respectively.

     The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4: Controls and Procedures

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plans	the Plans
February 1, 2004 - February 29, 2004	—	$ N/A	—	$62,895,000
March 1, 2004 - March 31, 2004	200,000	$31.81	200,000	$56,533,000
April 1, 2004 - May 1, 2004	—	$ N/A	—	$56,533,000

Total	200,000	$31.81	200,000

     In November 1999, the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed with this Form 10-Q:

3.1	Amended and Restated Bylaws of the Company.

10.1	Barnes & Noble, Inc. 2004 Incentive Plan.

10.2	Barnes & Noble, Inc. 2004 Executive Performance Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

On February 20, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing its sales results for the fiscal quarter and fiscal year ended January 31, 2004.

On March 18, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form announcing its earnings results for the fiscal quarter and fiscal year ended January 31, 2004.

Subsequent to the end of the quarter, on May 18, 2004, the Company furnished a Report on Form 8-K and Form 8-K/A pursuant to Items 7 and 12 of such Forms announcing first quarter 2004 financial results.

Subsequent to the end of the quarter, on May 27, 2004, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form announcing the completion of the previously announced merger of barnesandnoble.com inc. with a wholly owned subsidiary of the Company.

Subsequent to the end of the quarter, on June 3, 2004, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form announcing the redemption of all of its 5.25% Convertible Subordinated Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

June 9, 2004

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of the Company.

10.1	Barnes & Noble, Inc. 2004 Incentive Plan.

10.2	Barnes & Noble, Inc. 2004 Executive Performance Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.