Form 10-Q
period 2004-07-31
BARNES & NOBLE INC
filed 2004-09-09
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares of $.001 par value common stock outstanding as of August 31, 2004: 70,091,451.

BARNES & NOBLE, INC. AND SUBSIDIARIES

July 31, 2004

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$1,445,942	1,283,243	2,875,875	2,468,848
Cost of sales and occupancy	1,047,923	946,270	2,097,552	1,831,230

Gross profit	398,019	336,973	778,323	637,618

Selling and administrative expenses	312,868	259,184	619,000	509,857
Depreciation and amortization	45,983	39,246	90,718	78,286
Pre-opening expenses	2,622	2,458	5,253	3,960

Operating profit	36,546	36,085	63,352	45,515
Interest (net of interest income of $546, $452, $1,293 and $1,006, respectively) and amortization of deferred financing fees	(3,512)	(4,710)	(7,856)	(9,353)
Debt redemption charge	(14,582)	—	(14,582)	—
Equity in net loss of Barnes & Noble.com	—	(5,404)	—	(10,376)

Income before taxes and minority interest	18,452	25,971	40,914	25,786
Income taxes	7,246	10,454	16,342	10,379

Income before minority interest	11,206	15,517	24,572	15,407
Minority interest	(2,296)	(1,854)	(4,219)	(3,770)

Net income	$8,910	13,663	20,353	11,637

Income per common share
Basic	$0.13	0.21	0.30	0.18
Diluted	$0.12	0.20	0.28	0.17
Weighted average common shares outstanding
Basic	68,591,000	64,851,000	68,369,000	64,859,000
Diluted	71,052,000	66,703,000	70,884,000	66,260,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(thousands of dollars, except per share data)

	July 31, 2004	August 2, 2003	January 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,607	170,205	487,200
Receivables, net	71,022	71,611	60,529
Barnes & Noble.com receivable	—	32,411	—
Merchandise inventories	1,512,242	1,434,719	1,526,156
Prepaid expenses and other current assets	129,445	107,735	119,604

Total current assets	1,895,316	1,816,681	2,193,489

Property and equipment:
Land and land improvements	5,247	3,247	3,247
Buildings and leasehold improvements	545,476	498,472	533,272
Fixtures and equipment	1,204,692	985,475	1,141,317

	1,755,415	1,487,194	1,677,836
Less accumulated depreciation and amortization	1,064,720	875,052	991,187

Net property and equipment	690,695	612,142	686,649

Goodwill	597,867	397,097	509,244
Intangible assets, net	100,663	47,276	94,574
Investment in Barnes & Noble.com	—	14,378	—
Other noncurrent assets	69,529	23,766	23,338

Total assets	$3,354,070	2,911,340	3,507,294

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	July 31, 2004	August 2, 2003	January 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$790,931	704,774	858,068
Accrued liabilities	502,554	408,564	583,773

Total current liabilities	1,293,485	1,113,338	1,441,841

Long-term debt	257,400	319,000	300,000
Deferred income taxes	169,879	119,853	170,066
Other long-term liabilities	108,352	115,838	108,441
Minority interest	208,820	197,396	227,287
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 78,302,017, 73,873,637 and 76,854,856 shares issued, respectively	78	74	77
Additional paid-in capital	958,627	840,754	914,319
Accumulated other comprehensive loss	(8,872)	(11,095)	(8,579)
Retained earnings	562,324	403,287	543,503
Treasury stock, at cost, 9,007,700, 8,807,700 and 8,807,700 shares, respectively	(196,023)	(187,105)	(189,661)

Total shareholders’ equity	1,316,134	1,045,915	1,259,659

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,354,070	2,911,340	3,507,294

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

		Additional	Accumulated Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total
Balance at January 31, 2004	$77	$914,319	$(8,579)	$543,503	$(189,661)	$1,259,659

Comprehensive income:
Net income	—	—	—	20,353	—
Other comprehensive loss:
Foreign currency translation	—	—	(171)	—	—
Unrealized loss on available-for-sale securities (net of deferred tax of $84)	—	—	(122)	—	—
Total comprehensive income						20,060
Exercise of 901,340 common stock options (including tax benefit of $5,198)	1	22,896	—	—	—	22,897
Exercise of common stock options of subsidiary (including tax benefit of $1,652)	—	4,050	—	—	—	4,050
Conversion of subordinated notes (See footnote 2)	—	17,362	—	—	—	17,362
Change in reporting period of subsidiary (See footnote 1)	—	—	—	(1,532)	—	(1,532)
Treasury stock acquired, 200,000 shares	—	—	—	—	(6,362)	(6,362)

Balance at July 31, 2004	$78	$958,627	$(8,872)	$562,324	$(196,023)	$1,316,134

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	26 weeks ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net income	$20,353	11,637
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	92,128	79,750
Non cash portion of debt redemption charge (deferred financing fees)	6,112	—
Minority interest	4,219	3,770
Loss on disposal of property and equipment	68	2,898
Equity in net loss of Barnes & Noble.com	—	10,376
Deferred taxes	(103)	—
Increase in other long-term liabilities for scheduled rent increases in long-term leases	(108)	618
Changes in operating assets and liabilities, net	(137,673)	(139,892)

Net cash flows from operating activities	(15,004)	(30,843)

Cash flows from investing activities:
Acquisition of consolidated subsidiaries, net of cash acquired	(155,881)	(3,144)
Purchases of property and equipment	(104,269)	(70,997)
Purchase of investments	—	(1,474)
Net increase in other noncurrent assets	(1,394)	(782)

Net cash flows from investing activities	(261,544)	(76,397)

Cash flows from financing activities:
Proceeds from exercise of common stock options	22,408	8,029
Purchase of treasury stock through repurchase program	(6,362)	(5,714)
Acquisition of minority interest	(14,994)	(11,512)
Redemption of subordinated notes	(286,497)	—
Net increase in revolving credit facility	257,400	19,000

Net cash flows from financing activities	(28,045)	9,803

Net decrease in cash and cash equivalents	(304,593)	(97,437)
Cash and cash equivalents at beginning of period	487,200	267,642

Cash and cash equivalents at end of period	$182,607	170,205

Changes in operating assets and liabilities, net:
Receivables, net	$(10,493)	19,145
Merchandise inventories	13,914	(36,678)
Prepaid expenses and other current assets	(9,841)	(6,148)
Accounts payable and accrued liabilities	(131,253)	(116,211)

Changes in operating assets and liabilities, net	$(137,673)	(139,892)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,200	9,040
Income taxes	$47,649	95,869
Supplemental disclosure of subsidiaries acquired:
Assets acquired	$155,881	7,668
Liabilities assumed	—	4,524

Cash paid	$155,881	3,144

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 31, 2004 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2004 (fiscal 2003). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 31, 2004 are not indicative of the results to be expected for the 52 weeks ending January 29, 2005 (fiscal 2004).

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

     On May 27, 2004, the Company completed a merger (the Merger) of bn.com with a wholly owned subsidiary of the Company. The purchase price paid by the Company was $155,881 (including acquisition related costs). Under the terms of the Merger, the holders of bn.com’s outstanding common stock, other than the Company and its subsidiaries, received $3.05 in cash for each share that they owned. The Merger was approved by the shareholders of bn.com at a special meeting held on May 27, 2004. The allocation of the purchase price to the proportional amount of assets acquired and liabilities assumed was substantially completed during the second quarter of fiscal 2004, although minor adjustments may occur. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations since September 15, 2003 are included in the consolidated financial statements. Based upon the assessment of the fair values, the allocation of the purchase price to the proportionate amount of assets acquired and liabilities assumed in the above noted transactions was as follows, subject to being finalized:

Current assets	$58,835
Hardware and software	24,625
Other assets	15,543
Customer list and relationships	7,700
Trade name	48,400
Deferred tax assets	52,913
Goodwill	182,061

Total assets acquired	390,077
Liabilities assumed	68,790

Total purchase price	$321,287

     Hardware and software have been assigned an estimated useful life of four years. The customer list and relationships intangible asset has been assigned an estimated useful life of four years to be amortized on an accelerated basis based on estimated usage where a substantial portion of the asset will be amortized in the first year. The goodwill and the trade name (which is considered to have an indefinite life and will not be amortized) will be tested at least annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

     The following table summarizes pro forma results for the 13 weeks and 26 weeks ended August 2, 2003, as if the Company had acquired Barnes & Noble.com (resulting in a 100 percent economic interest) and recorded the above noted allocations of purchase price on the first day of fiscal 2003:

	13 weeks ended	26 weeks ended
	August 2, 2003	August 2, 2003
Sales	$1,373,125	2,644,739
Net income	$8,600	882
Income per common share
Basic	$0.13	0.01
Diluted	$0.13	0.01

     The information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have occurred had the acquisition taken place on the date indicated, or which may result in the future. The Company’s management reviews these pro forma results internally to evaluate the Company’s performance and manage its operations. In addition, since the Company will consolidate bn.com in the future, the Company believes that pro forma results (as if the Company consolidated bn.com) provide investors a better understanding of the Company’s current operating results and provide a comparable measure to help investors understand the Company’s future operating results.

     Prior to the quarter ended July 31, 2004, Barnes & Noble, Inc. reported the results of Barnes & Noble.com on a one month lag basis. Subsequent to the Merger, the results of Barnes & Noble.com have been included based on a reporting period which is consistent with that of the Company. As a result of this change, retained earnings has been charged directly for the $1,532 loss of Barnes & Noble.com for the month of January 2004, and all other reported results are presented as though the reporting period of Barnes & Noble.com was changed at the beginning of the current year. The following table summarizes operating results for the first quarter of fiscal 2004, as previously reported, compared to the results of the first quarter of fiscal 2004 which reflect Barnes & Noble.com on a common reporting period (As Revised):

	As Originally Reported	As Revised
	Q1 2004	Q1 2004
Sales	$1,452,845	1,429,933
Net income	$12,454	11,443
Income per common share
Basic	$0.18	0.17
Diluted	$0.17	0.16

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

(2)	Redemption of Subordinated Notes

     In the second quarter of fiscal 2004, the Company completed the redemption of its $300,000 outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17,746 principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282,254 principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $294,961. The write-off of the unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14,582.

(3)	Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 79 percent, 83 percent and 77 percent of the Company’s merchandise inventories as of July 31, 2004, August 2, 2003 and January 31, 2004, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores, Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent 17 percent, 12 percent and 19 percent of merchandise inventories as of July 31, 2004, August 2, 2003 and January 31, 2004, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of July 31, 2004, August 2, 2003 and January 31, 2004.

(4)	Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(5)	Income Taxes

     The tax provisions for the 26 weeks ended July 31, 2004 and August 2, 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

(6)	Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS) and GameStop Corp. (GME) common stock, and prior to the Merger granted options to purchase barnesandnoble.com inc. (BNBN) common stock under stock-based incentive plans. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, to stock-based incentive plans:

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income– as reported	$8,910	13,663	20,353	11,637
Compensation expense, net of tax
BKS stock options	12,735	4,022	14,676	6,977
GME stock options, net of minority interest	1,562	1,275	2,878	2,566
BNBN stock options (a)	—	—	13	—

Pro forma net income (loss) – pro forma for SFAS No. 123	$(5,387)	8,366	2,786	2,094

Basic earnings (loss) per share:
As reported	$0.13	0.21	0.30	0.18
Pro forma for SFAS No. 123	(0.08)	0.13	0.04	0.03
Diluted earnings (loss) per share:
As reported	0.12	0.20	0.28	0.17
Pro forma for SFAS No. 123	(0.08)	0.12	0.04	0.02

(a)	Subsequent to the Company acquiring a controlling interest in Barnes & Noble.com (see footnote 1).

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

(7)	Comprehensive Income

     Comprehensive income is net income, adjusted for certain other items that are recorded directly to shareholders’ equity, as follows:

	13 weeks ended		26 weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$8,910	13,663	20,353	11,637
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(75)	(171)	(75)
Unrealized gains (losses), net of deferred income tax expense (benefit) of ($71), $8, ($84) and $27, respectively	(103)	12	(122)	41
Unrealized gain on derivative instrument, net of deferred income tax expense of $0, $0, $0 and $2, respectively	—	—	—	3

Total comprehensive income	$8,813	13,600	20,060	11,606

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

(8)	Net Income Per Share

     Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended				For the 13 weeks ended
		July 31, 2004				August 2, 2003
		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic EPS
Net income		$8,910	68,591	$0.13		$13,663	64,851	$0.21

Effect of dilutive securities
Options		—	2,461			—	1,852
Convertible debt		—	—			—	—

		8,910				13,663
Effect of GameStop dilutive EPS
GameStop net income less minority interest		4,883				4,190

		4,027				9,473
GameStop diluted EPS	$0.13				$0.11
GameStop shares owned by Barnes & Noble	36,009	4,640			36,009	3,952

		$8,667	71,052	$0.12		$13,425	66,703	$0.20

		For the 26 weeks ended				For the 26 weeks ended
		July 31, 2004				August 2, 2003
		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic EPS
Net income		$20,353	68,369	$0.30		$11,637	64,859	$0.18

Effect of dilutive securities
Options		—	2,515			—	1,401
Convertible debt		—	—			—	—

		20,353				11,637
Effect of GameStop dilutive EPS
GameStop net income less minority interest		9,099				8,361

		11,254				3,276
GameStop diluted EPS	$0.24				$0.22
GameStop shares owned by Barnes & Noble	36,009	8,636			36,009	7,904

		$19,890	70,884	$0.28		$11,180	66,260	$0.17

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

(9)	Segment Information

     The Company operates under two strategic groups that offer different products. These groups have been aggregated into two reportable operating segments: book operating segment and video game operating segment.

     Book Operating Segment

     This segment includes bookstores primarily under the Barnes & Noble Booksellers and B. Dalton Bookseller trade names. The 657 Barnes & Noble stores generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. The 183 B. Dalton stores are typically small format mall-based stores. In addition, this segment includes Barnes & Noble.com (an online retailer of books, music and DVDs/videos), the Company’s publishing operation (which includes Sterling Publishing) and Calendar Club (a majority-owned subsidiary of the Company that operates seasonal kiosks and seasonal stores). The book operating segment employs a merchandising strategy that targets the mainstream consumer book market.

     Video Game Operating Segment

     This segment includes 1,676 video game and PC-entertainment stores primarily under the GameStop trade name, a Web site (www.gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. The Company evaluates the performance of its segments based on operating profit.

     Segment information for the 13 and 26 weeks ended July 31, 2004 and August 2, 2003 is as follows:

	13 weeks ended		26 weeks ended
Sales	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Book operating segment	$1,100,349	977,569	2,158,546	1,841,433
Video game operating segment	345,593	305,674	717,329	627,415

Total	$1,445,942	1,283,243	2,875,875	2,468,848

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		26 weeks ended
Operating profit	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Book operating segment	$23,999	25,259	40,035	24,000
Video game operating segment	12,547	10,826	23,317	21,515

Total	$36,546	36,085	63,352	45,515

     A reconciliation of operating profit reported by reportable segments to income before taxes and minority interest in the consolidated financial statements for the 13 weeks and 26 weeks ended July 31, 2004 and August 2, 2003 is as follows:

	13 weeks ended		26 weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Reportable segments operating profit	$36,546	36,085	63,352	45,515
Interest expense, net	(3,512)	(4,710)	(7,856)	(9,353)
Debt redemption charge	(14,582)	—	(14,582)	—
Equity in net loss of Barnes & Noble.com	—	(5,404)	—	(10,376)

Consolidated income before taxes and minority interest	$18,452	25,971	40,914	25,786

(10)	Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing in fiscal 2002, the purchase of Bertelsmann’s interest in Barnes & Noble.com in fiscal 2003 and the purchase of the public interest in Barnes & Noble.com in the second quarter of fiscal 2004:

	As of July 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization	Total
Amortizable intangible assets	$29,390	(6,845)	$22,545
Unamortizable intangible assets	78,118	—	78,118

	$107,508	(6,845)	$100,663

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

     Amortized intangible assets consist primarily of author contracts and customer list and relationships, which are being amortized over periods of 10 years and four years, respectively.

Aggregate Amortization Expense:
For the 26 weeks ended July 31, 2004	$3,713

Estimated Amortization Expense:
(12 months ending on or about January 31)
2005	$6,857
2006	$3,720
2007	$2,684
2008	$2,531
2009	$2,395

     The changes in the carrying amount of goodwill for the 26 weeks ended July 31, 2004 are as follows:

	Video Game	Book Operating
	Operating Segment	Segment	Total
Balance as of January 31, 2004	$333,468	175,776	$509,244
Goodwill acquired (See footnote 1)	—	83,233	83,233
Acquisition of minority interest	5,329	—	5,329
Acquisition adjustment	61	—	61

Balance as of July 31, 2004	$338,858	259,009	$597,867

(11)	Pension and Other Postretirement Benefit Plans

     As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and the Pension Plan will continue to hold assets and pay benefits. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to retired employees, limited to those receiving benefits or retired as of April 1, 1993.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 26 weeks ended July 31, 2004 and August 2, 2003
(thousands of dollars, except per share data)
(unaudited)

     Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks and 26 weeks ended July 31, 2004 and August 2, 2003 is as follows:

	Pension Plan
	13 weeks ended		26 weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$—	—	$—	—
Interest cost	545	507	1,090	1,014
Expected return on plan assets	(646)	(547)	(1,292)	(1,094)
Net amortization and deferral	391	290	782	580

Net periodic expense	$290	250	$580	500

	Postretirement Plan
	13 weeks ended		26 weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$—	—	$—	—
Interest cost	71	70	142	141
Expected return on plan assets	—	—	—	—
Net amortization and deferral	21	13	42	26

Net periodic expense	$92	83	$184	167

(12)	Subsequent Events

     On August 10, 2004, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Revolving Credit and Term Loan Agreement (Amended Credit Agreement). The Amended Credit Agreement amends the $500,000 senior secured revolving credit facility (Credit Facility) dated as of May 22, 2002 to establish a new term loan of $245,000 with a maturity date of August 10, 2009, and continues the Credit Facility of up to an aggregate of $500,000 at any one time outstanding (which may be increased by the Company to $600,000 under certain circumstances), with a maturity date of May 22, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of July 31, 2004 and August 2, 2003, and the related consolidated statements of operations for the 13 week and 26 week periods ended July 31, 2004 and August 2, 2003, changes in shareholders’ equity for the 26 week period ended July 31, 2004, and cash flows for the 26 week periods ended July 31, 2004 and August 2, 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of January 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended January 31, 2004; and in our report dated March 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York

August 19, 2004

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At July 31, 2004, the Company had $690.7 million of property and equipment, net of accumulated depreciation, and $22.5 million of amortizable intangible assets, net of amortization, accounting for approximately 21.3% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Goodwill and Unamortizable Intangible Assets. At July 31, 2004, the Company had $597.9 million of goodwill and $78.1 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 20.2% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill in November 2003 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $3.2 million and $2.6 million during the first half of fiscal 2004 and fiscal 2003, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $182.6 million as of July 31, 2004, compared with $170.2 million as of August 2, 2003.

Merchandise inventories increased $77.5 million, or 5.4%, to $1,512.2 million as of July 31, 2004, compared with $1,434.7 million as of August 2, 2003. The increase was attributable to a $49.8 million increase in the book operating segment inventory and a $27.7 million increase in GameStop Corp. (GameStop or video game operating segment) inventory. The increase in the book operating segment inventory includes $38.0 million due to the inclusion of barnesandnoble.com llc (Barnes & Noble.com) and other increases which supported the opening of 36 Barnes & Noble stores over the last twelve months. The increase in video game operating segment inventory supported the opening of 306 GameStop stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $104.3 million and $71.0 million during the 26 weeks ended July 31, 2004 and August 2, 2003, respectively.

On May 27, 2004, the Company completed a merger (the Merger) of barnesandnoble.com inc. (bn.com) with a wholly owned subsidiary of the Company. The purchase price paid by the Company was $155.9 million (including acquisition related costs). Under the terms of the Merger, the holders of bn.com’s outstanding common stock, other than the Company and its subsidiaries, received $3.05 in cash for each share that they owned. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

On June 28, 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million.

On August 10, 2004, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Revolving Credit and Term Loan Agreement (Amended Credit Agreement). The Amended Credit Agreement amends the $500.0 million senior secured revolving credit facility (Credit Facility) to establish a new term loan of $245.0 million with a maturity date of August 10, 2009, and continues the Credit Facility of up to an aggregate of $500.0 million at any one time outstanding (which may be increased by the Company to $600.0 million under certain circumstances), with a maturity date of May 22, 2006.

Total debt decreased 19.3% to $257.4 million as of July 31, 2004 from $319.0 million as of August 2, 2003. Average combined borrowings under the Company’s senior revolving credit facility and subordinated notes were $303.3 million and $317.9 million during the 26 weeks ended July 31, 2004 and August 2, 2003, respectively, and peaked at $392.7 million and $416.4 million during the same periods. The ratio of debt to equity decreased to 0.20:1.00 as of July 31, 2004, compared with 0.31:1.00 as of August 2, 2003.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 26-week periods ended July 31, 2004 and August 2, 2003.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended July 31, 2004 compared with the 13 weeks ended August 2, 2003

Sales

During the 13 weeks ended July 31, 2004, the Company’s sales increased $162.7 million, or 12.7%, to $1,445.9 million from $1,283.2 million during the 13 weeks ended August 2, 2003. This increase was attributable to a $122.8 million increase in book operating segment sales and an increase of $39.9 million from the video game operating segment sales.

The increase in book operating segment sales was primarily attributable to a $48.7 million increase in Barnes & Noble store sales and the inclusion of $84.5 million in sales due to the consolidation of Barnes & Noble.com resulting from the Company’s acquisition of a controlling interest in Barnes & Noble.com on September 15, 2003. During the second quarter, Barnes & Noble store sales increased 5.3% to $961.3 million from $912.6 million during the same period a year ago and accounted for 66.5% of total Company sales or 87.4% of total book sales. The 5.3% increase in Barnes & Noble store sales was attributable to the opening of 36 new stores since August 2, 2003, which contributed to a 4.4% increase in square footage, coupled with an increase in comparable store sales of 1.4%.

During the 13 weeks ended July 31, 2004, B. Dalton sales declined 22.1% and represented 2.8% of total Company sales. The decrease was primarily a result of 51 store closings and an 18.8% reduction in its square footage since August 2, 2003, coupled with a decrease in comparable store sales of 6.8%.

GameStop sales during the second quarter increased 13.1%. This increase in sales was primarily attributable to the 306 new GameStop stores opened since August 2, 2003, partially offset by a comparable store sales decline of 2.4% during the second quarter of fiscal 2004.

During the 13 weeks ended July 31, 2004, the Company opened nine Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble stores to 657 with 16.1 million square feet. The Company closed five B. Dalton stores, ending the period with 183 B. Dalton stores and 0.8 million square feet. The Company opened 77 GameStop stores and closed four, bringing its total to 1,676 stores with 2.6 million square feet. As of July 31, 2004, the Company operated 2,516 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 13 weeks ended July 31, 2004, cost of sales and occupancy increased $101.6 million, or 10.7%, to $1,047.9 million from $946.3 million during the 13 weeks ended August 2, 2003, partially due to the inclusion of Barnes & Noble.com’s cost of sales and occupancy. As a percentage of sales, cost of sales and occupancy decreased to 72.5% from 73.7% during the same period one year ago. This decrease was primarily attributable to the comparison of last year’s lower gross margins in the book operating segment due to the deep discount on J. K. Rowling’s Harry Potter and the Order of the Phoenix book and the current year’s higher gross margins in the video game operating segment due to a favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $53.7 million to $312.9 million during the 13 weeks ended July 31, 2004, from $259.2 million during the 13 weeks ended August 2, 2003, partially due to the inclusion of Barnes & Noble.com’s selling and administrative expenses. During the second quarter, selling and administrative expenses increased as a percentage of sales to 21.6% from 20.2% during the prior year period. This increase was primarily due to higher expense growth in Barnes & Noble stores and GameStop stores than sales growth, as well as the inclusion of Barnes & Noble.com’s selling and administrative expenses.

Depreciation and Amortization

During the second quarter, depreciation and amortization increased $6.8 million, or 17.2%, to $46.0 million from $39.2 million during the same period last year. The increase was due to the inclusion of Barnes & Noble.com’s depreciation and amortization, the increase in depreciation related to the 306 new GameStop stores opened since August 2, 2003, partially offset by a decrease in depreciation in the Barnes & Noble stores.

Pre-opening Expenses

Pre-opening expenses increased slightly to $2.6 million during the 13 weeks ended July 31, 2004 from $2.5 million for the 13 weeks ended August 2, 2003.

Operating Profit

The Company’s consolidated operating profit increased to $36.5 million during the 13 weeks ended July 31, 2004 from $36.1 million during the 13 weeks ended August 2, 2003.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $3.5 million during the 13 weeks ended July 31, 2004 from $4.7 million during the 13 weeks ended August 2, 2003. The decrease was primarily the result of the redemption of the $300.0 million 5.25% convertible subordinated notes, which resulted in a reduction of the Company’s average borrowings and interest rate.

Debt Redemption Charge

On June 28, 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million. The unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14.6 million. The debt redemption charge of $14.6 million during the 13 weeks ended July 31, 2004, was comprised of an $8.5 million redemption premium and the write-off of $6.1 million of unamortized deferred financing fees from the issuance of the notes.

Income Taxes

Income taxes during the 13 weeks ended July 31, 2004 were $7.2 million compared with income taxes of $10.5 million during the 13 weeks ended August 2, 2003. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 39.27% for the second quarter of fiscal 2004 and 40.25% for the second quarter of fiscal 2003.

Minority Interest

During the second quarter of fiscal 2004, minority interest was $2.3 million compared with $1.9 million during the second quarter of fiscal 2003 and relates primarily to GameStop.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $8.9 million (or $0.12 per diluted share) during the 13 weeks ended July 31, 2004, compared with net income of $13.7 million (or $0.20 per diluted share) during the 13 weeks ended August 2, 2003. Components of earnings per share were as follows:

	13 weeks ended
	July 31, 2004	August 2, 2003
Barnes & Noble Bookstores	$0.28	0.19
Barnes & Noble.com (1)	(0.11)	(0.05)

Total book operating segment	$0.17	0.14
Video game operating segment	0.07	0.06
Debt redemption charge	(0.12)	—

Consolidated EPS	$0.12	0.20

(1) The Company accounted for its approximate 38 percent equity interest in Barnes & Noble.com under the equity method through September 15, 2003 (the date the Company acquired Bertelsmann’s interest in Barnes & Noble.com) and consolidated the results of Barnes & Noble.com thereafter.

Results of Operations

26 weeks ended July 31, 2004 compared with the 26 weeks ended August 2, 2003

Sales

During the 26 weeks ended July 31, 2004, the Company’s sales increased $407.1 million, or 16.5%, to $2,875.9 million from $2,468.8 million during the 26 weeks ended August 2, 2003. This increase was attributable to a $317.1 million increase in book operating segment sales and an increase of $89.9 million from the video game operating segment sales.

The increase in book operating segment sales was primarily attributable to a $155.4 million increase in Barnes & Noble store sales and the inclusion of $176.5 million in sales due to the consolidation of Barnes & Noble.com resulting from the Company’s acquisition of a controlling interest in Barnes & Noble.com on September 15, 2003. During the first half of fiscal 2004, Barnes & Noble store sales increased 9.1% to $1,871.5 million from $1,716.1 million during the same period a year ago and accounted for 65.1% of total Company sales or 86.7% of total book sales. The 9.1% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 5.1%, coupled with the opening of 36 new stores since August 2, 2003, which contributed to a 4.4% increase in square footage.

During the 26 weeks ended July 31, 2004, B. Dalton sales declined 18.0% and represented 2.8% of total Company sales. The decrease was primarily a result of 51 store closings and an 18.8% reduction in its square footage since August 2, 2003, coupled with a decrease in comparable store sales of 0.8% during the first half of fiscal 2004.

GameStop sales increased 14.3% during the first half of fiscal 2004. This increase in sales was primarily attributable to the 306 new GameStop stores opened since August 2, 2003, partially offset by a comparable store sales decline of 2.1% during the first half of fiscal 2004.

During the 26 weeks ended July 31, 2004, the Company opened 18 Barnes & Noble stores and closed eight, bringing its total number of Barnes & Noble stores to 657 with 16.1 million square feet. The Company closed 12 B. Dalton stores, ending the period with 183 B. Dalton stores and 0.8 million square feet. The Company opened 180 GameStop stores and closed 18, bringing its total to 1,676 stores with 2.6 million square feet. As of July 31, 2004, the Company operated 2,516 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 26 weeks ended July 31, 2004, cost of sales and occupancy increased $266.4 million, or 14.5%, to $2,097.6 million from $1,831.2 million during the 26 weeks ended August 2, 2003, partially due to the inclusion of Barnes & Noble.com’s cost of sales and occupancy. As a percentage of sales, cost of sales and occupancy decreased to 72.9% from 74.2% during the same period one year ago. This decrease was primarily attributable to the comparison of last year’s lower gross margins in the book operating segment due to the deep discount on J. K. Rowling’s Harry Potter and the Order of the Phoenix book and the current year’s higher gross margins in the video game operating segment due to a favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $109.1 million to $619.0 million during the 26 weeks ended July 31, 2004, from $509.9 million during the 26 weeks ended August 2, 2003, partially due to the inclusion of Barnes & Noble.com’s selling and administrative expenses. During the first half of fiscal 2004, selling and administrative expenses increased as a percentage of sales to 21.5% from 20.7% during the prior year period. This increase was primarily due to the de-leveraging of expenses in the video game operating segment and the inclusion of Barnes & Noble.com’s selling and administrative expenses.

Depreciation and Amortization

During the first half of fiscal 2004, depreciation and amortization increased $12.4 million, or 15.9%, to $90.7 million from $78.3 million during the same period last year. The increase was due to the inclusion of Barnes & Noble.com’s depreciation and amortization and the increase in depreciation related to the 306 new GameStop stores opened since August 2, 2003, partially offset by a decrease in depreciation in the Barnes & Noble stores.

Pre-opening Expenses

Pre-opening expenses increased to $5.3 million during the 26 weeks ended July 31, 2004, from $4.0 million for the 26 weeks ended August 2, 2003. The increase in pre-opening expenses was primarily the result of opening 18 Barnes & Noble stores and 180 new GameStop stores during the 26 weeks ended July 31, 2004, compared with 13 new Barnes & Noble stores and 174 new GameStop stores during the 26 weeks ended August 2, 2003.

Operating Profit

The Company’s consolidated operating profit increased to $63.4 million during the 26 weeks ended July 31, 2004 from $45.5 million during the 26 weeks ended August 2, 2003.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $7.9 million during the 26 weeks ended July 31, 2004 from $9.4 million during the 26 weeks ended August 2, 2003. The decrease was primarily the result of the redemption of the $300.0 million 5.25% convertible subordinated notes, which resulted in a reduction of the Company’s average borrowings and interest rate.

Debt Redemption Charge

On June 28, 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million. The unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14.6 million. The debt redemption charge of $14.6 million during the 26 weeks ended July 31, 2004, was comprised of an $8.5 million redemption premium and the write-off of $6.1 million of unamortized deferred financing fees from the issuance of the notes.

Income Taxes

Income tax expense during the 26 weeks ended July 31, 2004 was $16.3 million compared with $10.4 million during the 26 weeks ended August 2, 2003. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 39.94% for the first half of fiscal 2004 and 40.25% for the first half of fiscal 2003.

Minority Interest

During the first half of fiscal 2004, minority interest was $4.2 million compared with $3.8 million during the first half of fiscal 2003 and relates primarily to GameStop.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $20.4 million (or $0.28 per diluted share) during the 26 weeks ended July 31, 2004, compared with net income of $11.6 million (or $0.17 per diluted share) during the 26 weeks ended August 2, 2003. Components of earnings per share were as follows:

	26 weeks ended
	July 31, 2004	August 2, 2003
Barnes & Noble Bookstores	$0.50	0.14
Barnes & Noble.com (1)	(0.22)	(0.09)

Total book operating segment	$0.28	0.05
Video game operating segment	0.12	0.12
Debt redemption charge	(0.12)	—

Consolidated EPS	$0.28	0.17

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 31, 2004, the Company’s cash and cash equivalents totaled approximately $182.6 million.

     Additionally, the Company may from time to time borrow money under both its Credit Facility and term loan at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its Credit Facility and term loan. The Company had $257.4 and $19.0 million outstanding under the Credit Facility at July 31, 2004 and August 2, 2003, respectively.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

     In November 1999, the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. As of July 31, 2004, the maximum dollar value of common shares that may yet be purchased under such program is approximately $56.5 million. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on June 2, 2004 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 12, 2004), there were 69,079,304 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 64,088,129 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

     At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
Leonard Riggio	61,897,341	2,190,788
Michael J. Del Giudice	62,668,805	1,419,324
William Sheluck, Jr.	59,583,945	4,504,184

     The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Stephen Riggio, Matthew A. Berdon, William Dillard II, Irene Miller, Margaret T. Monaco, and Michael N. Rosen.

     At the Annual Meeting, the Shareholders approved the Barnes & Noble, Inc. 2004 Incentive Plan, by the following vote:

In Favor	Against	Abstained
37,809,978	16,573,980	103,238

     At the Annual Meeting, the Shareholders approved the Barnes & Noble, Inc. 2004 Executive Performance Plan, by the following vote:

In Favor	Against	Abstained
49,116,671	5,214,532	155,993

     At the Annual Meeting, the Shareholders approved the amendment to the Barnes & Noble, Inc. Bylaws to permit the Company’s Board of Directors to increase its size to up to 12 members, by the following vote:

In Favor	Against	Abstained
61,480,137	2,476,070	131,922

     At the Annual Meeting, the Shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending January 29, 2005, by the following vote:

In Favor	Against	Abstained
63,019,983	996,485	71,661

Item 6. Exhibits

          (a) Exhibits filed with this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi

Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

September 9, 2004

EXHIBIT INDEX

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

E-1