Form 10-Q
period 2004-10-30
BARNES & NOBLE INC
filed 2004-12-09
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Number of shares of $.001 par value common stock outstanding as of November 30, 2004: 70,484,211.

BARNES & NOBLE, INC. AND SUBSIDIARIES

October 30, 2004

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Sales	$1,459,014	1,270,072	4,334,889	3,738,920
Cost of sales and occupancy	1,065,346	921,823	3,162,898	2,753,053

Gross profit	393,668	348,249	1,171,991	985,867

Selling and administrative expenses	323,608	273,062	942,610	782,919
Depreciation and amortization	46,927	40,492	137,644	118,778
Pre-opening expenses	2,384	3,186	7,637	7,146

Operating profit	20,749	31,509	84,100	77,024
Interest (net of interest income of $629, $421, $1,922 and $1,427, respectively) and amortization of deferred financing fees	(2,249)	(5,430)	(10,105)	(14,783)
Debt redemption charge	—	—	(14,582)	—
Equity in net loss of Barnes & Noble.com	—	(3,935)	—	(14,311)

Income before taxes and minority interest	18,500	22,144	59,413	47,930
Income taxes	7,185	8,913	23,528	19,292

Income before minority interest	11,315	13,231	35,885	28,638
Minority interest	(3,673)	(3,058)	(7,892)	(6,828)

Net income	$7,642	10,173	27,993	21,810

Income per common share
Basic	$0.11	0.15	0.41	0.33
Diluted	$0.10	0.14	0.38	0.31
Weighted average common shares outstanding
Basic	69,443,000	66,664,000	68,727,000	65,461,000
Diluted	72,049,000	68,704,000	71,273,000	67,075,000

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(thousands of dollars, except per share data)

	October 30,	November 1,	January 31,
	2004	2003	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,871	136,671	487,200
Receivables, net	83,413	74,428	60,529
Merchandise inventories	1,810,561	1,920,266	1,526,156
Prepaid expenses and other current assets	100,074	111,777	119,604

Total current assets	2,184,919	2,243,142	2,193,489

Property and equipment:
Land and land improvements	5,247	3,247	3,247
Buildings and leasehold improvements	567,194	517,541	533,272
Fixtures and equipment	1,239,576	1,176,290	1,141,317

	1,812,017	1,697,078	1,677,836
Less accumulated depreciation and amortization	1,104,069	1,034,071	991,187

Net property and equipment	707,948	663,007	686,649

Goodwill	599,918	572,206	509,244
Intangible assets, net	98,783	46,856	94,574
Other noncurrent assets	69,436	23,256	23,338

Total assets	$3,661,004	3,548,467	3,507,294

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except per share data)

	October 30,	November 1,	January 31,
	2004	2003	2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,080,802	1,162,014	858,068
Accrued liabilities	530,563	457,951	583,773

Total current liabilities	1,611,365	1,619,965	1,441,841

Long-term debt	245,000	311,600	300,000
Deferred income taxes	161,369	119,893	170,066
Other long-term liabilities	108,629	198,085	108,441
Minority interest	213,835	201,365	227,287
Shareholders’ equity:
Common stock; $.001 par value; 300,000,000 shares authorized; 78,672,574, 76,100,493 and 76,854,856 shares issued, respectively	79	76	77
Additional paid-in capital	969,976	884,645	914,319
Accumulated other comprehensive loss	(8,484)	(10,961)	(8,579)
Retained earnings	555,258	413,460	543,503
Treasury stock, at cost, 9,007,700, 8,807,700 and 8,807,700 shares, respectively	(196,023)	(189,661)	(189,661)

Total shareholders’ equity	1,320,806	1,097,559	1,259,659

Commitments and contingencies	—	—	—
Total liabilities and shareholders’ equity	$3,661,004	3,548,467	3,507,294

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity
(thousands of dollars, except per share data)
(unaudited)

		Additional	Accumulated Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Losses	Earnings	Cost	Total
Balance at January 31, 2004	$77	$914,319	$(8,579)	$543,503	$(189,661)	$1,259,659

Comprehensive income:
Net income	—	—	—	27,993	—
Other comprehensive income (loss):
Foreign currency translation	—	—	141	—	—
Unrealized loss on available-for-sale securities (net of deferred tax of $32)	—	—	(46)	—	—
Total comprehensive income						28,088
Exercise of 1,271,897 common stock options (including tax benefit of $7,501)	2	31,992	—	—	—	31,994
Exercise of common stock options of subsidiary (including tax benefit of $2,305)	—	6,303	—	—	—	6,303
Conversion of subordinated notes (See footnote 4)	—	17,362	—	—	—	17,362
Change in reporting period of subsidiary (See footnote 3)	—	—	—	(1,532)	—	(1,532)
Tax adjustments and costs attributable to the sale of GameStop Class B shares (See footnote 1)	—	—	—	(14,706)	—	(14,706)
Treasury stock acquired, 200,000 shares	—	—	—	—	(6,362)	(6,362)

Balance at October 30, 2004	$79	$969,976	$(8,484)	$555,258	$(196,023)	$1,320,806

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	39 weeks ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net income	$27,993	21,810
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	139,545	120,969
Debt redemption charge (deferred financing fees)	6,112	—
Minority interest	7,892	6,828
Equity in net loss of Barnes & Noble.com	—	14,311
Loss on disposal of property and equipment	570	2,664
Deferred taxes	88	(16)
Increase (decrease) in other long-term liabilities for scheduled rent increases in long-term leases	(352)	765
Changes in operating assets and liabilities, net of effect of acquired businesses	(120,341)	(128,498)

Net cash flows from operating activities	61,507	38,833

Cash flows from investing activities:
Purchases of property and equipment	(165,424)	(114,251)
Acquisition of consolidated subsidiaries, net of cash acquired	(158,776)	(62,208)
Purchase of investments	—	(1,474)
Net increase in other noncurrent assets	(1,667)	(795)

Net cash flows from investing activities	(325,867)	(178,728)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	245,000	—
Proceeds from exercise of common stock options	30,884	38,043
Purchase of treasury stock through repurchase program	(6,362)	(5,714)
Acquisition of minority interest	(14,994)	(35,005)
Redemption of subordinated notes	(286,497)	—
Net increase in revolving credit facility	—	11,600

Net cash flows from financing activities	(31,969)	8,924

Net decrease in cash and cash equivalents	(296,329)	(130,971)
Cash and cash equivalents at beginning of period	487,200	267,642

Cash and cash equivalents at end of period	$190,871	136,671

Changes in operating assets and liabilities, net:
Receivables, net	$(22,884)	16,030
Merchandise inventories	(284,405)	(474,232)
Prepaid expenses and other current assets	19,849	(6,068)
Accounts payable and accrued liabilities	167,099	335,772

Changes in operating assets and liabilities, net of effect of acquired businesses	$(120,341)	(128,498)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,129	17,628
Income taxes	$53,331	106,089
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$158,776	228,459
Liabilities assumed (includes acquisition related notes payable)	—	166,251

Cash paid	$158,776	62,208

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 30, 2004 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2004 (fiscal 2003). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 30, 2004 are not indicative of the results to be expected for the 52 weeks ending January 29, 2005 (fiscal 2004).

(1) GameStop Disposition

     On October 1, 2004, the Company’s independent directors approved an overall plan for the complete disposition of all of its Class B common stock in GameStop Corp. (GameStop), the Company’s Video Game operating segment. This disposition was completed in two steps, as described below.

     The first step in the disposition was the sale of 6,107,338 shares of GameStop Class B common stock held by the Company to GameStop (the Stock Sale) for an aggregate consideration of $111,520, consisting of $37,500 in cash and a promissory note in the principal amount of $74,020, bearing interest at a rate of 5.5 percent per annum, payable when principal installments are due over three years. The Stock Sale was completed on October 1, 2004. Because of the capital nature of the disposition, the proceeds from the Stock Sale were recorded as a reduction in the basis of the investment in GameStop, resulting in no gain for financial reporting purposes. In that regard, the tax adjustments associated with the related taxable capital gain on the Stock Sale, amounting to $14,443, have been charged directly to retained earnings. Also included in the charge to retained earning are $263 of GameStop costs related to the Stock Sale.

     The second step in the disposition was the spin-off by the Company of its remaining 29,901,662 shares of GameStop’s Class B common stock (the Spin-Off). The Spin-Off was completed on November 12, 2004 (subsequent to the third quarter of fiscal 2004) with the distribution of 0.424876232 of a share of GameStop Class B common stock as a tax-free dividend on each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on November 2, 2004. The Class B shares retained their super voting power of 10 votes per share and are separately listed on the New York Stock Exchange under the symbol GME.B. As a result of the Stock Sale and the Spin-Off, GameStop is no longer a subsidiary of the Company. The disposition of all of the Company’s stockholdings in GameStop will result in the Company presenting all historical results of operations of GameStop as discontinued operations, commencing with the Company’s reporting of results for the 13 and 52 week periods ending January 29, 2005.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(2) Long-Term Debt

     On August 10, 2004, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Revolving Credit and Term Loan Agreement (Amended Credit Agreement). The Amended Credit Agreement amends the $500,000 senior secured revolving credit facility (Credit Facility), dated as of May 22, 2002 to establish a new term loan of $245,000 with a maturity date of August 10, 2009, and continues the Credit Facility of up to an aggregate of $500,000 at any one time outstanding (which may be increased by the Company to $600,000 under certain circumstances), with a maturity date of May 22, 2006.

     In accordance with the terms of the Amended Credit Agreement, as a result of the GameStop disposition on October 1, 2004, the Credit Facility has been reduced from $500,000 to $400,000 (which may be increased by the Company to $500,000 under certain circumstances).

(3) Barnes & Noble.com Acquisition

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

     On May 27, 2004, the Company completed a merger (the Merger) of bn.com with a wholly owned subsidiary of the Company. The purchase price paid by the Company was $158,776 (including acquisition related costs). Under the terms of the Merger, the holders of bn.com’s outstanding common stock, other than the Company and its subsidiaries, received $3.05 in cash for each share that they owned. The Merger was approved by the shareholders of bn.com at a special meeting held on May 27, 2004. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations since September 15, 2003 are included in the consolidated financial statements. Based upon the assessment of the fair values, the allocation of the purchase price to the proportionate amount of assets acquired and liabilities assumed in the above noted transactions was as follows:

Current assets	$58,835
Hardware and software	24,625
Other assets	15,543
Customer list and relationships	7,700
Trade name	48,400
Deferred tax assets	53,231
Goodwill	184,638

Total assets acquired	392,972
Liabilities assumed	68,790

Total purchase price	$324,182

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

     The following table summarizes pro forma results for the 13 weeks and 39 weeks ended November 1, 2003, as if the Company had acquired Barnes & Noble.com (resulting in a 100 percent economic interest) and recorded the above noted allocations of purchase price on the first day of fiscal 2003:

	13 weeks ended	39 weeks ended
	November 1, 2003	November 1, 2003
Sales	$1,351,708	3,996,447
Net income	$6,552	7,434
Income per common share
Basic	$0.10	0.11
Diluted	$0.08	0.10

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

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

(4) Redemption of Subordinated Notes

     In the second quarter of fiscal 2004, the Company completed the redemption of its $300,000 outstanding 5.25 percent convertible subordinated notes due 2009. Holders of the notes converted a total of $17,746 principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282,254 principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $294,961. The write-off of the unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14,582.

(5) Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 76 percent, 75 percent and 77 percent of the Company’s merchandise inventories as of October 30, 2004, November 1, 2003 and January 31, 2004, respectively. Merchandise inventories of GameStop Corp. (GameStop) stores, Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent 21 percent, 21 percent and 19 percent of merchandise inventories as of October 30, 2004, November 1, 2003 and January 31, 2004, respectively and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of October 30, 2004, November 1, 2003 and January 31, 2004.

(6) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(7) Income Taxes

     The tax provisions for the 39 weeks ended October 30, 2004 and November 1, 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

(8) Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS) and GameStop Corp. (GME) common stock, and prior to the Merger granted options to purchase barnesandnoble.com inc. (BNBN) common stock under stock-based incentive plans. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, to stock-based incentive plans:

	For the 13 weeks ended		For the 39 weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net income – as reported	$7,642	10,173	27,993	21,810
Compensation expense, net of tax
BKS stock options	2,395	2,928	17,071	9,905
GME stock options, net of minority interest	1,441	1,423	4,319	3,989
BNBN stock options (a)	—	—	13	—

Pro forma net income – pro forma for SFAS No. 123	$3,806	5,822	6,590	7,916

Basic earnings per share:
As reported	$0.11	0.15	0.41	0.33
Pro forma for SFAS No. 123	$0.05	0.09	0.10	0.12
Diluted earnings per share:
As reported	$0.10	0.14	0.38	0.31
Pro forma for SFAS No. 123	$0.05	0.08	0.08	0.11

(a) Subsequent to the Company acquiring a controlling interest in Barnes & Noble.com (see footnote 3).

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(9) Comprehensive Income

     Comprehensive income is net income, adjusted for certain other items that are recorded directly to shareholders’ equity, as follows:

	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net income	$7,642	10,173	27,993	21,810
Other comprehensive income (loss):
Foreign currency translation adjustments	312	51	141	(24)
Unrealized gains, net of deferred income tax expense (benefit) of $52, $33, ($32) and $60, respectively	76	83	(46)	124
Unrealized gain on derivative instrument, net of deferred income tax expense of $0, $0, $0 and $2, respectively	—	—	—	3

Total comprehensive income	$8,030	10,307	28,088	21,913

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(10) Net Income Per Share

     Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

		For the 13 weeks ended				For the 13 weeks ended
		October 30, 2004				November 1, 2003
		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic EPS
Net income		$7,642	69,443	$0.11		$10,173	66,664	$0.15

Effect of dilutive securities
Options		—	2,606			—	2,040
Convertible debt		—	—			—	—

		7,642				10,173
Effect of GameStop dilutive EPS
GameStop net income less minority interest		7,572				6,867

		70				3,306
GameStop diluted EPS	$0.21				$0.18
GameStop shares owned by Barnes & Noble	34,041	7,156			36,009	6,479

		$7,226	72,049	$0.10		$9,785	68,704	$0.14

		For the 39 weeks ended				For the 39 weeks ended
		October 30, 2004				November 1, 2003
		Income	Shares	Per Share		Income	Shares	Per Share
		(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic EPS
Net income (loss)		$27,993	68,727	$0.41		$21,810	65,461	$0.33

Effect of dilutive securities
Options		—	2,546			—	1,614
Convertible debt		—	—			—	—

		27,993				21,810
Effect of GameStop dilutive EPS
GameStop net income less minority interest		16,671				15,228

		11,322				6,582
GameStop diluted EPS	$0.45				$0.40
GameStop shares owned by Barnes & Noble	35,358	15,824			36,009	14,361

		$27,146	71,273	$0.38		$20,943	67,075	$0.31

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(11) Segment Information

     The Company operates under two strategic groups that offer different products. These groups have been aggregated into two reportable operating segments: book operating segment and video game operating segment.

     Book Operating Segment

     This segment includes bookstores primarily under the Barnes & Noble Booksellers and B. Dalton Bookseller trade names. The 663 Barnes & Noble stores generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section, a bargain section and a calendar of ongoing events, including author appearances and children’s activities. The 176 B. Dalton stores are typically small format mall-based stores. In addition, this segment includes Barnes & Noble.com (an online retailer of books, music and DVDs/videos), the Company’s publishing operation (which includes Sterling Publishing) and Calendar Club (a majority-owned subsidiary of the Company that operates seasonal kiosks and seasonal stores). The book operating segment employs a merchandising strategy that targets the mainstream consumer book market.

     Video Game Operating Segment

     This segment includes 1,746 video game and PC-entertainment stores primarily under the GameStop trade name, a Web site (www.gamestop.com) and Game Informer magazine. The principal products of these stores are comprised of video-game hardware and software and PC-entertainment software.

     The accounting policies of the segments are the same as those for the Company as a whole. Segment operating profit includes corporate expenses in each operating segment. The Company evaluates the performance of its segments based on operating profit.

     Segment information for the 13 and 39 weeks ended October 30, 2004 and November 1, 2003 is as follows:

	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
Sales	2004	2003	2004	2003
Book operating segment	$1,042,277	944,029	3,200,823	2,785,462
Video game operating segment	416,737	326,043	1,134,066	953,458

Total	$1,459,014	1,270,072	4,334,889	3,738,920

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
Operating profit	2004	2003	2004	2003
Book operating segment (a)	$897	13,595	40,933	37,595
Video game operating segment	19,852	17,914	43,167	39,429

Total	$20,749	31,509	84,100	77,024

(a) Includes results of Barnes & Noble.com as of September 15, 2003.

     A reconciliation of operating profit reported by reportable segments to income before taxes and minority interest in the consolidated financial statements for the 13 weeks and 39 weeks ended October 30, 2004 and November 1, 2003 is as follows:

	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Reportable segments operating profit	$20,749	31,509	84,100	77,024
Interest, net	(2,249)	(5,430)	(10,105)	(14,783)
Debt redemption charge	—	—	(14,582)	—
Equity in net loss of Barnes & Noble.com	—	(3,935)	—	(14,311)

Consolidated income before taxes and minority interest	$18,500	22,144	59,413	47,930

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(12) Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing in fiscal 2002, the purchase of Bertelsmann’s interest in Barnes & Noble.com in fiscal 2003 and the purchase of the public interest in Barnes & Noble.com in the second quarter of fiscal 2004:

	As of October 30, 2004
	Gross Carrying	Accumulated
	Amount	Amortization	Total
Amortized intangible assets	$29,390	(8,725)	$20,665
Unamortized intangible assets	78,118	—	78,118

	$107,508	(8,725)	$98,783

     Amortized intangible assets consist primarily of author contracts and customer list and relationships, which are being amortized over periods of 10 years and four years, respectively.

Aggregate Amortization Expense:
For the 39 weeks ended October 30, 2004	$5,593

Estimated Amortization Expense: (12 months ending on or about January 31)
2005	$6,857
2006	$3,720
2007	$2,684
2008	$2,531
2009	$2,395

     The changes in the carrying amount of goodwill for the 39 weeks ended October 30, 2004 are as follows:

	Video Game	Book
	Operating	Operating
	Segment	Segment	Total
Balance as of January 31, 2004	$333,468	175,776	$509,244
Goodwill acquired (See footnote 3)	—	87,981	87,981
Acquisition of minority interest	5,329	—	5,329
Acquisition adjustment	61	—	61
Utilization of deferred tax asset	—	(2,697)	(2,697)

Balance as of October 30, 2004	$338,858	261,060	$599,918

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 39 weeks ended October 30, 2004 and November 1, 2003
(thousands of dollars, except per share data)
(unaudited)

(13) Pension and Other Postretirement Benefit Plans

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

     Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks and 39 weeks ended October 30, 2004 and November 1, 2003 is as follows:

	Pension Plan
	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$—	—	$—	—
Interest cost	545	507	1,635	1,521
Expected return on plan assets	(646)	(547)	(1,938)	(1,641)
Net amortization and deferral	391	290	1,173	870

Net periodic expense	$290	250	$870	750

	Postretirement Plan
	13 weeks ended		39 weeks ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$—	—	$—	—
Interest cost	71	70	213	210
Expected return on plan assets	—	—	—	—
Net amortization and deferral	21	13	63	39

Net periodic expense	$92	83	$276	249

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of October 30, 2004 and November 1, 2003, and the related consolidated statements of operations for the 13 week and 39 week periods ended October 30, 2004 and November 1, 2003, changes in shareholders’ equity for the 39 week period ended October 30, 2004, and cash flows for the 39 week periods ended October 30, 2004 and November 1, 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended October 30, 2004. These financial statements are the responsibility of the Company’s management.

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

November 15, 2004

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At October 30, 2004, the Company had $707.9 million of property and equipment, net of accumulated depreciation, and $20.7 million of amortizable intangible assets, net of amortization, accounting for approximately 19.9% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Goodwill and Unamortizable Intangible Assets. At October 30, 2004, the Company had $599.9 million of goodwill and $78.1 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 18.5% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill in November 2003 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $4.1 million and $3.9 million during the 39 weeks ended October 30, 2004 and November 1, 2003, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $190.9 million as of October 30, 2004, compared with $136.7 million as of November 1, 2003.

Merchandise inventories decreased $109.7 million, or 5.7%, to $1,810.6 million as of October 30, 2004, compared with $1,920.3 million as of November 1, 2003. The decrease was attributable to a $74.8 million decrease in the book operating segment inventory and a $34.9 million decrease in GameStop Corp. (GameStop or video game operating segment) inventory. The decrease in the book operating segment inventory was due to improved inventory management that was achieved during a 7.4% increase in Barnes & Noble store sales during the 39 weeks ended October 30, 2004 and the opening of 30 Barnes & Noble stores over the last twelve months. The decrease in GameStop inventory was primarily due to increased inventory turns and decreased video game hardware levels.

The Company’s investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $165.4 million and $114.3 million during the 39 weeks ended October 30, 2004 and November 1, 2003, respectively.

On May 27, 2004, the Company completed a merger (the Merger) of barnesandnoble.com inc. (bn.com) with a wholly owned subsidiary of the Company. The purchase price paid by the Company was $158.8 million (including acquisition related costs). Under the terms of the Merger, the holders of bn.com’s outstanding common stock, other than the Company and its subsidiaries, received $3.05 in cash for each share that they owned. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

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

On August 10, 2004, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Revolving Credit and Term Loan Agreement (Amended Credit Agreement). The Amended Credit Agreement amends the $500.0 million senior secured revolving credit facility (Credit Facility) to establish a new term loan of $245.0 million with a maturity date of August 10, 2009, and continues the Credit Facility of up to an aggregate of $500.0 million at any one time outstanding (which may be increased by the Company to $600.0 million under certain circumstances), with a maturity date of May 22, 2006. In accordance with the terms of the Amended Credit Agreement, as a result of the GameStop disposition on October 1, 2004, the Credit Facility has been reduced from $500.0 million to $400.0 million (which may be increased by the Company to $500.0 million under certain circumstances).

On October 1, 2004, the Company’s independent directors approved an overall plan for the complete disposition of all of its Class B common stock in GameStop, the Company’s Video Game operating segment. This disposition was completed in two steps, as described below.

The first step in the disposition was the sale of 6,107,338 shares of GameStop Class B common stock held by the Company to GameStop (the Stock Sale) for an aggregate consideration of $111.5 million, consisting of $37.5 million in cash and a promissory note in the principal amount of $74.0 million, bearing interest at a rate of 5.5 percent per annum, payable when principal installments are due over three years. The Stock Sale was completed on October 1, 2004. Because of the capital nature of the disposition, the proceeds from the Stock Sale were recorded as a reduction in the basis of the investment in GameStop, resulting in no gain for financial reporting purposes. In that regard, the tax adjustments associated with the related taxable capital gain on the Stock Sale, amounting to $14.4 million, have been charged directly to retained earnings. Also included in the charge to retained earning are $0.3 million of GameStop costs related to the redemption of their shares from the Company.

The second step in the disposition was the spin-off by the Company of its remaining 29,901,662 shares of GameStop’s Class B common stock (the Spin-Off). The Spin-Off was completed on November 12, 2004 (subsequent to the third quarter of fiscal 2004) with the distribution of 0.424876232 of a share of GameStop Class B common stock as a tax-free dividend on each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on November 2, 2004. The Class B shares retained their super voting power of 10 votes per share and are separately listed on the New York Stock Exchange under the symbol GME.B. As a result of the Stock Sale and the Spin-Off, GameStop is no longer a subsidiary of the Company. The disposition of all of the Company’s stockholdings in GameStop will result in the Company presenting all historical results of operations of GameStop as discontinued operations, commencing with the Company’s reporting of results for the 13 and 52 week periods ending January 29, 2005.

Total debt decreased 21.4% to $245.0 million as of October 30, 2004 from $311.6 million as of November 1, 2003. Average combined borrowings under the Company’s senior credit facility, term loan and subordinated notes were $286.4 million and $316.1 million during the 39 weeks ended October 30, 2004 and November 1, 2003, respectively. The ratio of debt to equity decreased to 0.19:1.00 as of October 30, 2004 compared with 0.28:1.00 as of November 1, 2003.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company did not declare or pay any cash dividends during the 39-week periods ended October 30, 2004 and November 1, 2003.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended October 30, 2004 compared with the 13 weeks ended November 1, 2003

Sales

During the 13 weeks ended October 30, 2004, the Company’s sales increased $189.0 million, or 14.9%, to $1,459.0 million from $1,270.0 million during the 13 weeks ended November 1, 2003. This increase was attributable to a $98.2 million increase in book operating segment sales and an increase of $90.7 million from the video game operating segment sales.

The increase in book operating segment sales was primarily attributable to a $35.5 million increase in Barnes & Noble store sales and the increase of $74.0 million in sales due to the consolidation of Barnes & Noble.com resulting from the Company’s acquisition of a controlling interest in Barnes & Noble.com on September 15, 2003. During the third quarter, Barnes & Noble store sales increased 4.1% to $894.9 million from $859.4 million during the same period a year ago and accounted for 61.3% of total Company sales or 85.9% of total book sales. The 4.1% increase in Barnes & Noble store sales was attributable to the opening of 30 new stores since November 1, 2003, which contributed to a 3.4% increase in square footage, coupled with an increase in comparable store sales of 0.9%.

During the 13 weeks ended October 30, 2004, B. Dalton sales declined 18.6% and represented 2.5% of total Company sales. The decrease was primarily a result of 55 store closings and a 20.7% reduction in its square footage since November 1, 2003, coupled with a decrease in comparable store sales of 3.3% during the 13 weeks ended October 30, 2004.

GameStop sales during the third quarter increased 27.8%. This increase in sales was primarily attributable to the 295 new GameStop stores opened since November 1, 2003, coupled with an increase in comparable store sales of 11.8%.

During the 13 weeks ended October 30, 2004, the Company opened nine Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 663 with 16.3 million square feet. The Company closed seven B. Dalton stores, ending the period with 176 B. Dalton stores and 0.7 million square feet. The Company opened 72 GameStop stores and closed two, bringing its total to 1,746 stores with 2.7 million square feet. As of October 30, 2004, the Company operated 2,585 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 13 weeks ended October 30, 2004, cost of sales and occupancy increased $143.5 million, or 15.6%, to $1,065.3 million from $921.8 million during the 13 weeks ended November 1, 2003, partially due to the increase from the inclusion of a full quarter of Barnes & Noble.com’s cost of sales and occupancy in the third quarter of fiscal 2004. As a percentage of sales, cost of sales and occupancy increased to 73.0% from 72.6% during the same period one year ago. This increase was attributable to lower gross margins in the video game operating segment due to increased sales of lower margin video game hardware.

Selling and Administrative Expenses

Selling and administrative expenses increased $50.5 million to $323.6 million during the 13 weeks ended October 30, 2004 from $273.1 million during the 13 weeks ended November 1, 2003. During the third quarter, selling and administrative expenses increased as a percentage of sales to 22.2% from 21.5% during the prior year period. This increase was primarily due to higher expense growth in Barnes & Noble stores than sales growth, as well as the inclusion of a full quarter of Barnes & Noble.com’s selling and administrative expenses in the third quarter of fiscal 2004.

Depreciation and Amortization

During the third quarter, depreciation and amortization increased $6.4 million, or 15.9%, to $46.9 million from $40.5 million during the same period last year. The increase was due to the inclusion of a full quarter of Barnes & Noble.com’s depreciation and amortization in fiscal 2004 and the increase in depreciation related to the 295 new GameStop stores opened since November 1, 2003.

Pre-opening Expenses

Pre-opening expenses decreased to $2.4 million during the 13 weeks ended October 30, 2004 from $3.2 million for the 13 weeks ended November 1, 2003. The decrease in pre-opening expenses was primarily the result of opening nine new Barnes & Noble bookstores during the 13 weeks ended October 30, 2004, compared with 13 new Barnes & Noble bookstores during the 13 weeks ended November 1, 2003.

Operating Profit

The Company’s consolidated operating profit decreased to $20.7 million during the 13 weeks ended October 30, 2004 from $31.5 million during the 13 weeks ended November 1, 2003. This decrease was primarily due to the inclusion of Barnes & Noble.com’s operating losses for the entire third quarter in fiscal 2004.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $2.2 million during the 13 weeks ended October 30, 2004 from $5.4 million during the 13 weeks ended November 1, 2003. The decrease was primarily the result of the redemption of the $300.0 million 5.25% convertible subordinated notes, which resulted in a reduction of the Company’s average borrowings and interest rate.

Income Taxes

Income taxes during the 13 weeks ended October 30, 2004 were $7.2 million compared with income taxes of $8.9 million during the 13 weeks ended November 1, 2003. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s consolidated effective tax rate was 38.84% for the third quarter of fiscal 2004 and 40.25% for the third quarter of fiscal 2003.

Minority Interest

During the third quarter of fiscal 2004, minority interest was $3.7 million compared with $3.1 million during the third quarter of fiscal 2003 and relates primarily to GameStop.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $7.6 million (or $0.10 per diluted share) during the 13 weeks ended October 30, 2004, compared with net income of $10.2 million (or $0.14 per diluted share) during the 13 weeks ended November 1, 2003. Components of earnings per share were as follows:

	13 weeks ended
	October 30,	November 1,
	2004	2003
Barnes & Noble Bookstores	$0.09	0.10
Barnes & Noble.com (1)	(0.09)	(0.05)

Total book operating segment	$0.00	0.05
Video game operating segment	0.10	0.09

Consolidated EPS	$0.10	0.14

(1) The Company accounted for its approximate 38 percent equity interest in Barnes & Noble.com under the equity method through September 15, 2003 (the date the Company acquired Bertelsmann’s interest in Barnes & Noble.com) and consolidated the results of Barnes & Noble.com thereafter.

Results of Operations

39 weeks ended October 30, 2004 compared with the 39 weeks ended November 1, 2003

Sales

During the 39 weeks ended October 30, 2004, the Company’s sales increased $596.0 million, or 15.9%, to $4,334.9 million from $3,738.9 million during the 39 weeks ended November 1, 2003. This increase was attributable to a $415.4 million increase in book operating segment sales and an increase of $180.6 million from the video game operating segment sales.

The increase in book operating segment sales was primarily attributable to a $190.9 million increase in Barnes & Noble store sales and the increase of $250.5 million in sales due to the consolidation of Barnes & Noble.com resulting from the Company’s acquisition of a controlling interest in Barnes & Noble.com on September 15, 2003. During the 39 weeks ended October 30, 2004, Barnes & Noble store sales increased 7.4% to $2,766.4 million from $2,575.5 million during the same period a year ago and accounted for 63.8% of total Company sales or 86.4% of total book sales. The 7.4% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 3.7%, coupled with the opening of 30 new stores since November 1, 2003, which contributed to a 3.4% increase in square footage.

During the 39 weeks ended October 30, 2004, B. Dalton sales declined 18.2% and represented 2.7% of total Company sales. The decrease was primarily a result of 55 store closings and an 20.7% reduction in its square footage since November 1, 2003, coupled with a decrease in comparable store sales of 1.6% during the 39 weeks ended October 30, 2004.

GameStop sales increased 18.9% during the 39 weeks ended October 30, 2004. This increase in sales was primarily attributable to the 295 new GameStop stores opened since November 1, 2003, coupled with an increase in comparable store sales of 2.6% during the 39 weeks ended October 30, 2004.

During the 39 weeks ended October 30, 2004, the Company opened 27 Barnes & Noble bookstores and closed 11, bringing its total number of Barnes & Noble bookstores to 663 with 16.3 million square feet. The Company closed 19 B. Dalton stores, ending the period with 176 B. Dalton stores and 0.7 million square feet. The Company opened 252 GameStop stores and closed 20, bringing its total to 1,746 stores with 2.7 million square feet. As of October 30, 2004, the Company operated 2,585 stores in the fifty states, the District of Columbia, Puerto Rico, Guam and Ireland.

Cost of Sales and Occupancy

During the 39 weeks ended October 30, 2004, cost of sales and occupancy increased $409.8 million, or 14.9%, to $3,162.9 million from $2,753.1 million during the 39 weeks ended November 1, 2003, partially due to the inclusion of Barnes & Noble.com’s cost of sales and occupancy for the full period in fiscal 2004 compared with a partial period in fiscal 2003. As a percentage of sales, cost of sales and occupancy decreased to 73.0% from 73.6% during the same period one year ago. This decrease was primarily attributable to the comparison of last year’s lower gross margins in the book operating segment due to the deep discount on J. K. Rowling’s Harry Potter and the Order of the Phoenix book and the current year’s higher gross margins in the video game operating segment due to a favorable sales mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $159.7 million to $942.6 million during the 39 weeks ended October 30, 2004, from $782.9 million during the same period one year ago, partially due to the inclusion of Barnes & Noble.com’s selling and administrative expenses for the full period in fiscal 2004 compared with a partial period in fiscal 2003. During the 39 weeks ended October 30, 2004, selling and administrative expenses increased as a percentage of sales to 21.7% from 20.9% during the prior year period. This increase was primarily due to the de-leveraging of expenses and the inclusion of a full 39 weeks of Barnes & Noble.com’s selling and administrative expenses.

Depreciation and Amortization

During the 39 weeks ended October 30, 2004, depreciation and amortization increased $18.9 million, or 15.9%, to $137.6 million from $118.8 million during the same period last year. The increase was due to the inclusion of Barnes & Noble.com’s depreciation and amortization for the full period in fiscal 2004 compared with a partial period in fiscal 2003 and the increase in depreciation related to the 295 new GameStop stores opened since November 1, 2003.

Pre-opening Expenses

Pre-opening expenses increased $0.5 million, or 6.9%, to $7.6 million during the 39 weeks ended October 30, 2004, from $7.1 million for the 39 weeks ended November 1, 2003.

Operating Profit

The Company’s consolidated operating profit increased to $84.1 million during the 39 weeks ended October 30, 2004 from $77.0 million during the 39 weeks ended November 1, 2003.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased to $10.1 million during the 39 weeks ended October 30, 2004 from $14.8 million during the 39 weeks ended November 1, 2003. The decrease was primarily the result of the redemption of the $300.0 million 5.25% convertible subordinated notes, which resulted in a reduction of the Company’s average borrowings and interest rate.

Debt Redemption Charge

In the second quarter of fiscal 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million. The unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14.6 million. The debt redemption charge of $14.6 million was comprised of an $8.5 million redemption premium and the write-off of $6.1 million of unamortized deferred financing fees from the issuance of the notes.

Income Taxes

Income tax expense during the 39 weeks ended October 30, 2004 was $23.5 million compared with $19.3 million during the 39 weeks ended November 1, 2003. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s consolidated effective tax rate was 39.60% for the 39 weeks ended October 30, 2004 and 40.25% for the 39 weeks ended November 1, 2003.

Minority Interest

During the 39 weeks ended October 30, 2004, minority interest was $7.9 million compared with $6.8 million during the 39 weeks ended November 1, 2003 and relates primarily to GameStop.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $28.0 million (or $0.38 per diluted share) during the 39 weeks ended October 30, 2004, compared with net income of $21.8 million (or $0.31 per diluted share) during the 39 weeks ended November 1, 2003. Components of earnings per share were as follows:

	39 weeks ended
	October 30,	November 1,
	2004	2003
Barnes & Noble Bookstores	$0.59	0.24
Barnes & Noble.com (1)	(0.31)	(0.15)

Total book operating segment	$0.28	0.09
Video game operating segment	0.22	0.22
Debt redemption charge	(0.12)	—

Consolidated EPS	$0.38	0.31

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 30, 2004, the Company’s cash and cash equivalents totaled approximately $190.9 million.

     Additionally, the Company may from time to time borrow money under both its Credit Facility and term loan at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its Credit Facility and term loan. The Company had $245.0 million outstanding under the Amended Credit Facility and $11.6 million outstanding under the Credit Facility at October 30, 2004 and November 1, 2003, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

          In November 1999, the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. As of October 30, 2004, the maximum dollar value of common shares that may yet be purchased under such program is approximately $56.5 million. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury.

Item 6. Exhibits

(a)	Exhibits filed with this Form 10-Q:

10.1	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and GameStop. (1)

10.2	Promissory Note, dated as of October 1, 2004, made by GameStop in favor of B&N GameStop Holding Corp. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By: /s/Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

December 9, 2004

EXHIBIT INDEX

10.1	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and GameStop.(1)

10.2	Promissory Note, dated as of October 1, 2004, made by GameStop in favor of B&N GameStop Holding Corp.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

E-1