Form 10-K
period 2005-01-29
BARNES & NOBLE INC
filed 2005-04-14
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,956,834,205 based upon the closing market price of $34.38 per share of Common Stock on the New York Stock Exchange as of July 30, 2004

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2005: 70,372,571

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended January 29, 2005 are incorporated by reference into Parts II and IV.

PART I

ITEM 1. BUSINESS

General

     Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, as of January 29, 2005 operates 820 bookstores. Of the 820 bookstores, 666 operate primarily under the Barnes & Noble Booksellers trade name (32 of which were opened in fiscal 2004) and 154 operate primarily under the B. Dalton Bookseller trade name. Barnes & Noble conducts the online part of its business through barnesandnoble.com llc (Barnes & Noble.com), one of the largest sellers of books on the Internet. Through Sterling Publishing Co., Inc. (Sterling), the Company is one of the top 25 publishers in the nation and the industry’s leading publisher of how-to books.

     The Company’s principal business is the retail sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines and music. These collectively account for substantially all of the Company’s bookstore sales. During fiscal 2004, the Company’s share of the consumer book market was approximately 17 percent. Bestsellers typically represent between three and five percent of Barnes & Noble store sales.

     The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal years ended January 29, 2005 (fiscal 2004) and January 31, 2004 (fiscal 2003) were comprised of 52 weeks.

Barnes & Noble stores

     General

     Barnes & Noble is the nation’s largest operator of bookstores1 with 666 Barnes & Noble stores located in 49 states and the District of Columbia as of January 29, 2005. With nearly 40 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical store offers a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble store an active part of its community.

     Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size. Barnes & Noble stores opened during fiscal 2004 added 0.6 million square feet to the Barnes & Noble store base, bringing the total square footage to 16.4 million square feet, a four percent increase over the prior fiscal year. The Company plans to open between 30 and 35 Barnes & Noble stores in the fiscal year ending January 28, 2006 (fiscal 2005), which are expected to average 27,000 square feet in size. The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

[1]	Based upon sales reported in trade publications and public filings.

     Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of January 29, 2005, Barnes & Noble had stores in 158 of the total 210 DMA (Designated Market Area) markets. In 66 of the 158 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthen its market position and increase its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

     Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 60,000 to 200,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers typically represent between three and five percent of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at Barnes & Noble.com while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

     Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30 percent off publishers’ suggested retail prices for hardcover bestsellers, 20 percent off trade paperback bestsellers and 20 percent off select feature titles in departments such as children’s books and computer books. The Company believes that its pricing strategies enable the Company to increase the discount on the books its customers buy most often while bringing the Company closer to online pricing.

     The Company also offers the Barnes & Noble Membership Program which entitles the customer to receive a 10 percent discount in the Company’s stores and on the Barnes & Noble.com Web site along with other benefits.

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

     Merchandising and Marketing

     The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore which carries a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store stocks from 60,000 to 200,000 titles, of which approximately 50,000 titles are common to all stores; the balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than five million titles. It includes catalogued sales rankings of over three million titles in over 180 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing.

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

     The number of Barnes & Noble stores located in each state and the District of Columbia as of January 29, 2005 are listed below:

NUMBER
STATE	OF STORES
Alabama	7
Alaska	1
Arizona	17
Arkansas	4
California	85
Colorado	15
Connecticut	11
Delaware	1
District of Columbia	2
Florida	43
Georgia	18
Hawaii	1
Idaho	3
Illinois	30
Indiana	11
Iowa	8
Kansas	4
Kentucky	7
Louisiana	6
Maine	1
Maryland	12
Massachusetts	20
Michigan	20
Minnesota	22
Mississippi	2
Missouri	11
Montana	4
Nebraska	4
Nevada	5
New Hampshire	4
New Jersey	25
New Mexico	3
New York	45
North Carolina	18
North Dakota	2
Ohio	18
Oklahoma	5
Oregon	8
Pennsylvania	26
Rhode Island	3
South Carolina	9
South Dakota	1
Tennessee	8
Texas	55
Utah	9
Vermont	1
Virginia	22
Washington	17
Wisconsin	11
Wyoming	1

Expansion

     According to Veronis, Suhler & Associates Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 1.9%, from approximately $19.5 billion in 2003 to approximately $21.5 billion in 2008. The Company believes Barnes & Noble stores offer the greatest opportunity to increase the Company’s share of the expanding consumer book market. The Company expects to open approximately 30 to 35 new Barnes & Noble stores during fiscal 2005. Management positions in those stores are expected to be filled mostly by employees from existing stores.

B. Dalton Bookstores

     General

     At the end of fiscal 2004, the Company operated 154 B. Dalton bookstores. Most of the B. Dalton stores range in size from 2,000 to 6,000 square feet. B. Dalton generally discounts between 15 percent and 30 percent off publishers’ suggested retail prices for hardcover bestsellers. B. Dalton also offers the Barnes & Noble Membership Program which gives members additional discounts and other benefits.

     The Company is continuing its controlled descent of its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores, which has resulted in the closing of 813 (41 in fiscal 2004) B. Dalton bookstores since 1989.

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

     Store Locations and Properties

     Approximately 90 percent of B. Dalton stores are located in enclosed regional shopping malls. The remaining stores are located in strip shopping centers and central business districts. Lease renewals for B. Dalton stores are made after an extensive review of financial results, demographic data, mall tenants, location within the mall and competitive factors.

     The number of B. Dalton stores located in each state and the District of Columbia as of January 29, 2005 are listed below:

NUMBER
STATE	OF STORES
Alabama	1
Arizona	2
Arkansas	1
California	19
Colorado	2
Connecticut	1
District of Columbia	1
Florida	8
Georgia	4
Idaho	1
Illinois	5
Indiana	4
Iowa	4
Kansas	2
Kentucky	1
Louisiana	4
Maine	2
Maryland	3
Massachusetts	3
Michigan	8
Minnesota	5
Mississippi	1
Missouri	2
Nebraska	1
Nevada	2
New Hampshire	1
New Jersey	5
New Mexico	2
New York	5
North Carolina	2
North Dakota	3
Ohio	10
Oregon	3
Pennsylvania	8
South Carolina	2
South Dakota	1
Tennessee	1
Texas	8
Utah	1
Virginia	7
Washington	5
West Virginia	1
Wisconsin	1
Wyoming	1

Barnes & Noble.com

     General

     On September 15, 2003, the Company completed its acquisition of all of Bertelsmann AG’s (Bertelsmann) interest in barnesandnoble.com inc. (bn.com) and Barnes & Noble.com. As a result of the acquisition, the Company increased its economic interest in Barnes & Noble.com from approximately 38 percent to approximately 75 percent. Subsequent to the purchase, Barnes & Noble.com employees exercised 3.9 million stock options thereby reducing the Company’s economic interest in Barnes & Noble.com to approximately 73 percent. On May 27, 2004, the Company completed a merger (the Merger) of bn.com with a wholly owned subsidiary of the Company. The Merger was approved by the shareholders of bn.com at a special meeting held on May 27, 2004. As a result of the Merger, bn.com became a privately held company, wholly owned by the Company.

     Barnes & Noble.com sells new and used books, music and movies, and has the largest in-stock selection of new in-print book titles of any e-commerce company. Visited by millions of users each month, Barnes & Noble.com has shipped products to more than 21 million customers in 230 countries since its inception in 1997. In 2004, Barnes & Noble.com launched its nationwide “Fast&Free Delivery” service, one of the most competitive delivery offerings available from any online retailer. Any in-stock new book, music or movie is delivered in one to three days within the continental United States, with free delivery on purchases of $25 or more. Barnes & Noble.com provides exclusive content features such as “Meet the Writers”, “What America’s Reading”, and online reading groups, as well as third party reviews, first chapters and table of contents, and thousands of music clips and video trailers.

     In the American Customer Satisfaction Index, compiled by the University of Michigan and issued in the fourth quarter of 2004, Barnes & Noble.com received the highest rating of any e-commerce company. This annual survey is recognized as the industry’s leading indicator of customer satisfaction. According to comScore MediaMetrix December 2004 report, Barnes & Noble.com’s site was the sixteenth most-trafficked shopping destination.

Industry Background

     E-Commerce. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel. According to the January 2005 Forrester US eCommerce report, online shopping for 2004 was $136.6 billion. Online shopping is expected to reach $227.7 billion in the year 2007 (Forrester August 2004 US eCommerce report).

     Online Shopping Forecast. Forrester Research forecasts accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. Within the categories of Barnes & Noble.com’s focus of books, music and movies, Forrester Research forecasts significant growth in online sales for all the categories. Forrester Research estimates that North American online sales of books will grow from $3.7 billion in 2004 to $6.1 billion by 2009. In addition, Forrester Research estimates online sales in 2009 for music and movies to be $2.4 billion, up from $1.4 billion in 2004, and $5.3 billion, up from $2.3 billion in 2004, respectively.

     Products that are Well Suited for E-Commerce. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search and browse engines enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision. In addition, Barnes & Noble.com’s core categories, books, music and movies, are popular and economical gift items. According to the December 2004 eSpending Report from Goldman Sachs & Co., Harris Interactive, and Nielsen/NetRatings, during the holiday 2004 season (November 1, 2004 to December 12, 2004) the books category increased by 27% over holiday 2003 to comprise $1.3 billion in sales or 7.8 percent of U.S. online spending; and movie sales increased by 32% over holiday 2003 to comprise $1.6 billion in sales or 9.6% of U.S. online spending.

Marketing and Promotion

     Since inception, Barnes & Noble.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites to drive traffic to its own site. In addition to securing alliances with major Internet properties, Barnes & Noble.com has established an affiliate network of more than 200,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to the Barnes & Noble.com site. Barnes & Noble.com also maintains a highly effective email marketing program designed to increase customer loyalty.

Other Strategies

     Proprietary Publishing. Barnes & Noble differentiates its product offerings from those of its competitors by publishing books under its own imprints. As part of this activity, Barnes & Noble licenses titles directly from domestic and international publishers as well as from literary agents, commissions books directly from authors, reprints classic titles in the public domain and creates collections of fiction and non-fiction using in-house editors. The Company’s subsidiary, Sterling, is one of the top 25 publishers in the nation and the industry’s leading publisher of how-to books. Sterling has an active list of more than 5,000 owned and distributed titles, and publishes and distributes more than 1,100 new titles annually. As the leading publisher of how-to books, Sterling has particular strength in art technique, gardening, cooking, health, crafts, puzzle and game, woodworking and house and home. With the addition of the Sterling titles, the Company has publishing or distribution rights to nearly 10,000 titles and offers customers high quality books at exceptional values, while generating attractive gross margins. By self-publishing books, the Company is able to significantly lower its merchandise costs and pass on a portion of the savings to its customers.

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

     Each Barnes & Noble store generally employs a manager, two assistant managers and approximately 50 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. Each B. Dalton store generally employs a manager, an assistant manager and approximately seven full- and part-time booksellers. The large employee base provides the Company with experienced booksellers to fill positions in the Company’s new Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

     Field management for all of the Company’s bookstores, including regional directors, district managers and store managers, participate in an incentive program tied to store productivity. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

     Barnes & Noble and B. Dalton have in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers attend annual merchandising conferences every fall, and district managers participate in semi-annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids available at each bookstore.

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

     The Company purchases books on a regular basis from over 1,700 publishers and approximately 35 wholesale distributors. Purchases from the top five suppliers (including publishers and wholesale distributors) accounted for approximately 46 percent of the Company’s book purchases during fiscal 2004, and no single supplier accounted for more than 14 percent of the Company’s purchases during this period. Consistent with retail book industry practice, substantially all of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

Distribution

     The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and maintaining efficient distribution centers. As of January 29, 2005, the Company’s book distribution centers had over one and a half million square feet. In fiscal 2002, the Company added 600,000 square feet when its distribution center in Reno, Nevada became fully operational. The Company is using the Reno facility to facilitate distribution to its West Coast stores. Historically, the Company had replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. The Company now sources more of its inventory through the distribution centers, which has increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores. Barnes & Noble.com uses the

Company’s distribution center as its primary product supplier. The Company broke ground on its new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility will provide adequate space to handle the Company’s growth over the next decade. The Company expects the new facility to be fully operational in fiscal 2005.

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

     The online bookselling business is highly competitive. The nature of the Internet as an electronic marketplace (which may, among other things, facilitate competitive entry and comparison-shopping) may render it inherently more competitive than traditional retailing formats. The Company’s e-commerce business through Barnes & Noble.com currently competes with numerous booksellers including other Internet-based companies such as Amazon.com and traditional book retailers. With respect to the sale of music and movies, Barnes & Noble.com competes with numerous merchants including other Internet-based companies, such as Amazon.com and traditional retailers. Barnes & Noble.com’s main online competitor, Amazon.com, has a longer online operating history and a larger existing customer base than Barnes & Noble.com.

Trademarks and Servicemarks

     B. Dalton Bookseller, Bookstar, Readers’ Advantage, and Book$avers are Company-owned service marks registered with the United States Patent and Trademark Office. Barnes & Noble is a federally registered service mark which has been licensed to the Company under a long-term license agreement which is royalty-free.

Seasonality

     The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the holiday selling season.

Employees

     The Company’s bookstores cultivate a culture of outgoing, helpful and knowledgeable employees. As of January 29, 2005, the Company had approximately 42,000 full- and part-time booksellers. The Company’s employees are not represented by unions, with the exception of 30 Sterling employees, and the Company believes that its relationship with its employees is excellent.

Available Information

     The Company makes available on its Web site at www.barnesandnobleinc.com under “For Investors” — “SEC Documents”, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such material with the Securities and Exchange Commission (SEC).

     The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, a Code of Ethics for Senior Financial Officers, and written charters for the Company’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. Each of the foregoing is available on the Company’s Web site at www.barnesandnobleinc.com under “For Investors” – “Corporate Governance” and in print to any stockholder who requests it, in writing to the Company’s Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics for Senior Financial Officers on the Company’s Web site within five business days following such amendment or waiver.

ITEM 2. PROPERTIES

     All but two of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 666 leased stores open as of January 29, 2005 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores
2006	20
2007	24
2008	34
2009	34
2010	46
2011 and later	508

     All B. Dalton stores are leased. The leases generally provide for an initial 10-year term with no renewal option. The terms of the 154 B. Dalton leases as of January 29, 2005 expire as follows:

Lease Terms to Expire During	Number of
(12 months ending on or about January 31)	Stores
2006	105
2007	18
2008	16
2009	8
2010	1
2011 and later	6

     In addition to the bookstores, the Company leases five distribution centers in New Jersey totaling 1,600,000 square feet. One lease expires in 2005, three leases expire in 2006 and one lease expires in 2011.

     The Company broke ground on its new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility will provide adequate space to handle the Company’s growth over the next decade. The Company expects the new facility to be fully operational in fiscal 2005.

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

     Barnes & Noble.com leases a 380,000 square foot building in Memphis, Tennessee for distribution purposes. This lease expires in May 2010.

ITEM 3. LEGAL PROCEEDINGS

     There have been no material developments with respect to previously reported legal proceedings, except as follows:

     On March 14, 2003, a Company employee filed a class action lawsuit in the Superior Court of California, Orange County against the Company. The complaint alleges that the Company improperly classified the assistant store managers, department managers and receiving managers working in its California stores as salaried exempt employees. The complaint alleges that these employees spent more than 50 percent of their time performing non-exempt work and should have been classified as non-exempt employees. The complaint alleges violations of the California Labor Code and California Business and Professions Code and seeks relief, including overtime compensation, prejudgment interest, penalties, attorneys’ fees and costs. On November 18, 2004, an amended complaint was filed alleging that the Company improperly classified the music managers and café managers working in its California stores as salaried exempt employees. The Company intends to vigorously defend this action, including contesting its certification of a class action.

     Following the November 7, 2003 announcement of the Company’s proposal to purchase all of the outstanding shares of bn.com’s common stock at a price of $2.50 per share in cash, fifteen substantially similar putative class action lawsuits were filed by individual stockholders of bn.com against bn.com, bn.com’s directors and the Company in the Delaware Court of Chancery. The complaints in these actions, which purported to be brought on behalf of all of bn.com’s stockholders excluding the defendants and their affiliates, generally alleged (i) breaches of fiduciary duty by the Company and bn.com’s directors, (ii) that the consideration offered by the Company was inadequate and constituted unfair dealing and (iii) that the Company, as controlling stockholder, breached its duty to bn.com’s remaining stockholders by acting to further its own interests at the expense of bn.com’s remaining stockholders. The complaints sought to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the proposal. The complaints were eventually consolidated under the caption In re BarnesandNoble.com, Inc. Shareholders Litigation, Consolidated Civil Action No. 042-N. On February 23, 2005, the Court entered a Final Order and Judgment approving a Stipulation of Settlement providing for, among other things, the release of all claims of the plaintiffs and other members of the class against defendants that were or could have been asserted in the action or in any way arise out of or in connection with the merger. The Stipulation of Settlement also expressly provides that the defendants in the action deny that they have committed any violation of law whatsoever and are entering into the Stipulation of Settlement solely to eliminate the burden, expense and distraction of further litigation. It was further agreed that defendants would pay or reimburse the costs of mailing. The settlement was made contingent upon, among other things, the merger consideration being $3.05 per share in cash and consummation of the merger, which occurred on May 27, 2004. The Court also approved an attorneys’ fee award to plaintiffs’ counsel in the amount of $600,000, including costs.

     The class action lawsuit In Re Initial Public Offering Securities Litigation filed in the U.S. District Court, Southern District of New York in April 2002 (the Action) named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain) (a subsidiary of Barnes & Noble.com) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the 1933 Act) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the 1934 Act) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendants issuers, has been entered into. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the action, the terms of which are consistent with the MOU. The Settlement Agreement was submitted to the Court for approval and on February 15, 2005, the judge granted preliminary approval of the settlement, subject to certain modifications. The proposed settlement is expected to be funded by the defendants’ insurance companies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the 13 weeks ended January 29, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$25.62	20.90	14.39	11.23
Second Quarter	25.74	19.64	18.19	13.88
Third Quarter	26.55	22.10	21.13	15.98
Fourth Quarter	33.15	23.41	24.81	20.98

On November 12, 2004, the Company distributed to its stockholders in the form of a dividend 0.424876232 shares of GameStop Class B common stock on each outstanding share of Barnes & Noble common stock. The common stock prices presented above for periods before November 12, 2004 are restated stock prices and reflect the distribution of the Company’s ownership in GameStop to its stockholders. The market prices were restated by dividing by 1.415342890, the same adjustment made by Barnes & Noble to outstanding Barnes & Noble stock options to maintain the same aggregate intrinsic value of the stock options as before the spin-off.

Approximate Number of Holders of Common Equity

Approximate
Number of
Record Holders as of
Title of Class	March 31, 2005
Common stock, $0.001 par value	2,091

Dividends

     The terms of the Company’s revolving credit agreement limit payment of cash dividends. During fiscal 2004 and 2003, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 29, 2005 (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 29, 2005, the Company’s cash and cash equivalents totaled approximately $535,652,000.

     Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its credit facility. The Company did not have any amounts outstanding under the facility at January 29, 2005 and January 31, 2004.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of January 29, 2005 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2005.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 as stated in their report filed herein.

Management’s Consideration of the Restatement

In coming to the conclusion that the internal controls over financial reporting were effective as of January 29, 2005, management considered, among other things, the control deficiency related to the determination of lease terms, which resulted in the need to restate previously issued financial statements as disclosed in Note 1 to the Notes to Consolidated Financial Statements included in this Form 10-K. After reviewing and analyzing the SEC’s Staff Accounting Bulletin (SAB) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration that: (i) the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) the Company decided to restate previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended January 29, 2005 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year ended January 29, 2005 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table sets forth equity compensation plan information as of January 29, 2005:

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted-average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,860,000	$17.16	5,753,551
Equity compensation plans not approved by security holders	—	—	—

Total	13,860,000	$17.16	5,753,551

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

     2. Schedule:

Valuation and Qualifying Accounts.

For the 52-week period ended January 29, 2005, January 31, 2004 and February 1, 2003 (in thousands):

	Balance at	Charged to		Charged		Balance at
	beginning	costs and	Businesses	to other	Write-	end
	of period	expenses	acquired	accounts	offs	of period
Allowance for Doubtful Accounts

January 29, 2005	$5,343	$244	$—	$(2,593)	$(174)	$2,820

January 31, 2004	$2,318	$1,145	$1,892	$187	$(199)	$5,343

February 1, 2003	$2,611	$216	$—	$(588)	$79	$2,318

     3. Exhibits:

The following are filed as Exhibits to this form:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and among the Company, B&N.com Holding Corp., B&N.com Acquisition Corp., and barnesandnoble.com inc., dated as of January 8, 2004. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996. (3)

Exhibit
No.	Description
3.3	Amended and Restated By-laws of the Company. (4)

3.4	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of the Company. (5)

3.5	Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 17, 1998 and filed July 17, 1998. (5)

4.1	Specimen Common Stock certificate. (2)

4.2	Rights Agreement, dated as of July 10, 1998, between the Company and The Bank of New York, as Rights Agent. (5)

10.1	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (2)

10.2	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (6)

10.3	Employment Agreement between the Company and Mitchell S. Klipper dated as of February 18, 2002. (7)

10.4	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (11)

10.5	Employment Agreement, dated as of March 9, 2005, between barnesandnoble.com llc and Marie Toulantis. (16)

10.6	Revolving Credit Agreement, dated as of May 22, 2002, among the Company, Fleet National Bank, as Administrative Agent, and the Banks party thereto (the “Banks”). (8)

10.7	Security Agreement, dated as of May 22, 2002, between the Company and its wholly owned subsidiaries (the “Subsidiaries”) and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (8)

10.8	Securities Collateral Pledge Agreement, dated as of May 22, 2002, between the Company and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (8)

10.9	Patent and Trademark Security Agreement, dated as of May 22, 2002, the Company and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (8)

10.10	Subsidiary Guaranty, dated as of May 22, 2002, between each of the Subsidiaries and Fleet National Bank, as secured party and as administrative agent for itself and the Banks. (8)

10.11	Amendment No. 1, dated August 29, 2002, to Revolving Credit Agreement, dated as of May 22, 2002, among the Company, Fleet National Bank, as Administrative Agent, and the Banks party thereto. (10)

Exhibit
No.	Description
10.12	Amendment No. 2, dated May 30, 2003, to Revolving Credit Agreement, dated as of May 22, 2002, among the Company, Fleet National Bank, as Administrative Agent, and the Banks party thereto. (11)

10.13	Amendment No. 3, dated December 4, 2003, to Revolving Credit Agreement, dated as of May 22, 2002, among the Company, Fleet National Bank, as Administrative Agent, and the Banks party thereto. (12)

10.14	Omnibus Amendment, dated as of August 10, 2004, between the Borrowers and Bank of America, N.A. (13)

10.15	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, among the Borrowers, Bank of America, N.A., as administrative agent, ING Capital LLC, Wachovia Bank, National Association, SunTrust Bank and Citicorp USA, Inc., as co-documentation agents, Banc of America Securities LLC as lead arranger and book manager, and the banks that are lenders thereunder. (13)

10.16	The Company’s Amended and Restated 1996 Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed with the Securities and Exchange Commission on June 14, 2002. (9)

10.17	The Company’s 2004 Executive Performance Plan. (14)

10.18	The Company’s 2004 Incentive Plan. (14)

10.19	The Company’s Deferred Compensation Plan. (12)

10.20	Form of Option Award Agreement of the Company. (19)

10.21	Form of Restricted Stock Award Agreement of the Company. (19)

10.22	Promissory Note, dated as of October 1, 2004, made by GameStop in favor of B&N GameStop Holding Corp. (15)

10.23	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and GameStop Corp. (15)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (19)

14.1	Code of Ethics for Senior Financial Officers. (12)

20.1	Information Statement and Questions and Answers document, dated November 5, 2004. (17)

Exhibit
No.	Description
21.1	List of subsidiaries. (19)

23.1	Consent of BDO Seidman, LLP. (19)

23.2	Report of BDO Seidman, LLP. (19)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

99.1	Notice of Redemption to Holders of the Company’s 5.25% Convertible Subordinated Notes Due 2009, dated June 3, 2004. (18)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 27, 1996.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(5)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(6)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(8)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 4, 2002.

(9)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 3, 2002.

(10)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended November 2, 2002.

(11)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 2, 2003.

(12)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2004.

(14)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and

Exchange Commission on November 5, 2004.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2004.

(19)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Stephen Riggio
Stephen Riggio
Chief Executive Officer
April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Leonard Riggio	Chairman of the Board	April 14, 2005

Leonard Riggio

/s/ Stephen Riggio	Vice Chairman and Chief Executive	April 14, 2005
Stephen Riggio	Officer (principal executive officer)

/s/ Joseph J. Lombardi	Chief Financial Officer	April 14, 2005
Joseph J. Lombardi	(principal financial and accounting officer)

/s/ Michael N. Rosen	Secretary and Director	April 14, 2005

Michael N. Rosen

/s/ Matthew A. Berdon	Director	April 14, 2005

Matthew A. Berdon

/s/ Michael J. Del Giudice	Director	April 14, 2005

Michael J. Del Giudice

/s/ William Dillard II	Director	April 14, 2005

William Dillard II

/s/ Irene R. Miller	Director	April 14, 2005

Irene R. Miller

/s/ Margaret T. Monaco	Director	April 14, 2005

Margaret T. Monaco

/s/ William Sheluck, Jr.	Director	April 14, 2005

William Sheluck, Jr.