Form 10-Q
period 2005-04-30
BARNES & NOBLE INC
filed 2005-06-07
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of $.001 par value common stock outstanding as of April 30, 2005: 70,236,613.

BARNES & NOBLE, INC. AND SUBSIDIARIES

April 30, 2005

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	13 weeks ended
		May 1, 2004
	April 30, 2005	Restated
Sales	$1,097,170	1,058,197
Cost of sales and occupancy	769,819	750,414

Gross profit	327,351	307,783

Selling and administrative expenses	266,059	244,434
Depreciation and amortization	43,311	44,925
Pre-opening expenses	2,447	2,648

Operating profit	15,534	15,776
Interest (net of interest income of $2,835 and $420, respectively) and amortization of deferred financing fees	(329)	(4,497)

Income before income taxes and minority interest	15,205	11,279
Income taxes	6,196	4,587

Income before minority interest	9,009	6,692
Minority interest	897	538

Income from continuing operations	9,906	7,230
Income from discontinued operations (net of income tax)	—	4,215

Net income	$9,906	11,445

Basic income per common share:
Income from continuing operations	$0.14	0.11
Income from discontinued operations	—	0.06

Net income	$0.14	0.17

Diluted income per common share:
Income from continuing operations	$0.13	0.10
Income from discontinued operations	—	0.06

Net income	$0.13	0.16

Weighted average common shares outstanding
Basic	69,722	68,146
Diluted	74,400	70,717

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share data)

	April 30,	May 1, 2004	January 29,
	2005	Restated	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$322,095	177,701	535,652
Receivables, net	94,292	45,225	74,640
Merchandise inventories	1,307,421	1,314,306	1,274,578
Prepaid expenses and other current assets	125,733	101,744	85,140
Current assets of discontinued operations	—	388,818	—

Total current assets	1,849,541	2,027,794	1,970,010

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	958,827	875,238	940,616
Fixtures and equipment	1,083,330	1,017,296	1,081,966

	2,045,404	1,895,781	2,025,829
Less accumulated depreciation and amortization	1,250,446	1,105,747	1,221,169

Net property and equipment	794,958	790,034	804,660

Goodwill	267,311	175,775	268,379
Intangible assets, net	96,196	93,158	97,538
Deferred taxes	123,682	83,248	123,231
Other noncurrent assets	36,881	21,386	37,710
Noncurrent assets of discontinued operations	—	458,842	—

Total assets	$3,168,569	3,650,237	3,301,528

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	April 30,	May 1, 2004	January 29,
	2005	Restated	2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$729,779	640,706	745,073
Accrued liabilities	496,852	398,207	580,509
Current liabilities of discontinued operations	—	211,375	—

Total current liabilities	1,226,631	1,250,288	1,325,582

Long-term debt	245,000	300,000	245,000
Deferred income taxes	193,743	162,737	193,743
Other long-term liabilities	370,812	362,605	362,319
Noncurrent liabilities of discontinued operations	—	298,680	—

Minority interest	8,044	18,873	8,942

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 80,270, 77,213 and 79,276 shares issued, respectively	80	77	79
Additional paid-in capital	1,007,922	926,944	985,609
Accumulated other comprehensive loss	(9,781)	(8,775)	(9,857)
Retained earnings	396,040	534,831	386,134
Treasury stock, at cost, 11,162, 9,008 and 9,008 shares, respectively	(269,922)	(196,023)	(196,023)

Total shareholders’ equity	1,124,339	1,257,054	1,165,942

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,168,569	3,650,237	3,301,528

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

			Accumulated
		Additional	Other		Treasury
	Common	Paid-In	Comprehensive	Retained	Stock at
	Stock	Capital	Loss	Earnings	Cost	Total
Balance at January 29, 2005	$79	$985,609	$(9,857)	$386,134	$(196,023)	$1,165,942

Comprehensive income:
Net income	—	—	—	9,906	—
Other comprehensive income:
Foreign currency translation	—	—	76	—	—

Total comprehensive income						9,982

Exercise of 994 common stock options (including tax benefit of $8,330)	1	21,859	—	—	—	21,860
Restricted stock	—	454	—	—	—	454
Treasury stock acquired, 2,154 shares	—	—	—	—	(73,899)	(73,899)

Balance at April 30, 2005	$80	$1,007,922	$(9,781)	$396,040	$(269,922)	$1,124,339

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	13 weeks ended
	April 30, 2005	May 1, 2004
		Restated
Cash flows from operating activities:
Net income	$9,906	11,445
Net income from discontinued operations	—	4,215

Net income from continuing operations	9,906	7,230
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	43,681	45,683
Increase (decrease) in other long-term liabilities for scheduled rent increases in long-term leases	(3,024)	313
Minority interest	(897)	(538)
Gain on disposal of property and equipment	(171)	(207)
Restricted stock compensation expense	454	—
Deferred taxes	—	(111)
Changes in operating assets and liabilities, net	(165,086)	(135,985)

Net cash flows from operating activities	(115,137)	(83,615)

Cash flows from investing activities:
Purchases of property and equipment	(38,511)	(21,173)
Net (increase) decrease in other noncurrent assets	459	(153)

Net cash flows from investing activities	(38,052)	(21,326)

Cash flows from financing activities:
Proceeds from exercise of common stock options	13,531	6,709
Purchase of treasury stock through repurchase program	(73,899)	(6,362)

Net cash flows from financing activities	(60,368)	347

Net decrease in cash and cash equivalents	(213,557)	(104,594)
Cash and cash equivalents at beginning of period	535,652	282,295

Cash and cash equivalents at end of period	$322,095	177,701

Changes in operating assets and liabilities, net:
Receivables, net	$(8,135)	5,741
Merchandise inventories	(32,843)	(24,499)
Prepaid expenses and other current assets	(40,593)	1,077
Accounts payable and accrued liabilities	(83,515)	(118,304)

Changes in operating assets and liabilities, net	$(165,086)	(135,985)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(1,809)	8,005
Income taxes	$51,687	37,888

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of April 30, 2005 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 29, 2005 (fiscal 2004). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the Company’s business, the results of operations for the 13 weeks ended April 30, 2005 are not indicative of the results to be expected for the 52 weeks ending January 28, 2006 (fiscal 2005).

(1) Restatement of Previously Issued Consolidated Financial Statements

     As a result of a recent clarification from the Securities and Exchange Commission, the Company re-evaluated its lease accounting policies. Like many other companies within the retail industry that corrected commonly accepted lease accounting practices, the Company has changed the way it accounts for its leases, including the accounting for tenant allowances and rent holidays during the store build-out period. As a result of its review, the Company has corrected its lease accounting policies in fiscal 2004, and while it does not consider such corrections to be material to any one year, has restated certain historical financial information for prior periods. The restatement adjustments are non-cash and had no impact on revenues or total cash flows.

     Consistent with common retail industry practice, the Company had previously classified tenant allowances received as a result of store openings as a reduction in capital expenditures. The Company has reclassified tenant allowances received from a reduction of fixed assets to an increase in other long-term liabilities. The related amortization of such amounts has been reclassified from a reduction of depreciation expense to a reduction of cost of sales and occupancy. Such amortization reclassifications amounted to $8,335 during the first quarter of fiscal 2004.

     In addition, consistent with industry practice, the Company had recognized the straight-line expense for leases beginning on the earlier of the store opening date or the commencement date of the lease, which had the effect of excluding the construction period of its stores from the calculation of the period over which it expenses rent. In order to correct the straight-line rent expense to include the store build-out period, in the first quarter of fiscal 2004 the Company has decreased cost of sales and occupancy and increased gross profit by $635, decreased operating profit and earnings before taxes and minority interest by $261, and decreased net earnings by $149 ($0.00 per share).

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

     The Company’s May 1, 2004 balance sheet has been adjusted to reflect the combined impact of the above restatements by increasing net property and equipment by $225,374, increasing deferred rent (other long-term liabilities) by $257,381, increasing deferred tax assets by $13,276 and decreasing retained earnings and shareholders’ equity by $18,731.

(2) GameStop Spin-Off

     On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp. (GameStop), the Company’s video game operating segment. The plan was consummated in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company will present all historical results of operations of GameStop as discontinued operations. The discontinued operations generated sales of $371,736 and net income of $4,215 (net of $2,899 in tax) during the first quarter of fiscal 2004.

(3) Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 93 percent of the Company’s merchandise inventories as of April 30, 2005, and 92 percent as of May 1, 2004 and January 29, 2005. Merchandise inventories of Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent four percent of merchandise inventories as of April 30, 2005, May 1, 2004 and January 29, 2005 and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

     If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of April 30, 2005, May 1, 2004 and January 29, 2005.

(4) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

(5) Income Taxes

     The tax provisions for the 13 weeks ended April 30, 2005 and May 1, 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

(6) Stock Options

     The Company grants options to purchase Barnes & Noble, Inc. (BKS) common stock and, prior to the May 27, 2004 merger of barnesandnoble.com inc. into a wholly-owned subsidiary of the Company, barnesandnoble.com inc. (BNBN) common stock under stock-based incentive plans. In addition, prior to the November 12, 2004 spin-off of GameStop, the Company granted options to purchase GameStop (GME) common stock under a stock-based incentive plan. The Company accounts for all transactions under which employees receive such options based on the price of the underlying stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value-recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based incentive plans:

	For the 13 weeks ended
	April 30, 2005	May 1, 2004(a)
Net income – as reported	$9,906	11,445
Compensation expense, net of tax BKS stock options	2,057	1,941
GME stock options, net of minority interest	—	1,316
BNBN stock options (b)	—	13

Pro forma net income (loss) – pro forma for SFAS No. 123	$7,849	8,175

Basic earnings per share:
As reported	$0.14	0.17
Pro forma for SFAS No. 123	$0.11	0.12

Diluted earnings per share:
As reported	$0.13	0.16
Pro forma for SFAS No. 123	$0.10	0.11

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements. Also adjusted to reflect the change in the reporting period used to consolidate Barnes & Noble.com to be consistent with that of the Company.

(b)	Subsequent to the Company acquiring a controlling interest in Barnes & Noble.com.

     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. The adoption of this standard will not affect the stock-based compensation associated with the Company’s restricted stock which is already

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

recorded at fair value on the date of grant and recognized over the vesting period, but will result in the recognition of stock-based compensation in future periods for remaining unvested stock options as of the effective date.

(7) Comprehensive Income

     Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity, as follows:

	For the 13 weeks ended
	April 30, 2005	May 1, 2004(a)
Net income	$9,906	11,445
Other comprehensive income:

Foreign currency translation adjustments	76	(177)
Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $0 and ($13), respectively	—	(19)

Total comprehensive income	$9,982	11,249

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements. Also adjusted to reflect the change in the reporting period used to consolidate Barnes & Noble.com to be consistent with that of the Company.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

(8) Net Income Per Share

     Following is a reconciliation of income from continuing operations and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	For the 13 weeks ended
	April 30, 2005	May 1, 2004(a)
Numerator:
Income from continuing operations	$9,906	7,230

Denominator:
Basic weighted average common shares outstanding	69,722	68,146

Dilutive effect of stock awards	4,678	2,571

Diluted outstanding shares	74,400	70,717

Income from continuing operations
Basic	$0.14	0.11
Diluted	$0.13	0.10

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements. Also adjusted to reflect the change in the reporting period used to consolidate Barnes & Noble.com to be consistent with that of the Company.

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

(9) Changes in Intangible Assets and Goodwill

     The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing in fiscal 2002, the purchase of Bertelsmann’s interest in Barnes & Noble.com in fiscal 2003 and the purchase of the public interest in Barnes & Noble.com in fiscal 2004:

	As of April 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Total
Amortizable intangible assets	$29,390	(11,312)	$18,078
Unamortizable intangible assets	78,118	—	78,118

	$107,508	(11,312)	$96,196

     Amortized intangible assets consist primarily of author contracts and customer lists and relationships, which are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 13 weeks ended April 30, 2005	$1,342

Estimated Amortization Expense:
(12 months ending on or about January 31) 2006	$3,720
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382

     The changes in the carrying amount of goodwill for the 13 weeks ended April 30, 2005 are as follows:

Total
Balance as of January 31, 2004	$268,379
Foreign currency translation	39
Benefit of excess tax amortization	(1,107)

Balance as of January 29, 2005	$267,311

BARNES & NOBLE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the 13 weeks ended April 30, 2005 and May 1, 2004
(Thousands of dollars, except per share data)
(unaudited)

(10) Pension and Other Postretirement Benefit Plans

     As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to retired employees, limited to those receiving benefits or retired as of April 1, 1993.

     Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks ended April 30, 2005 and May 1, 2004 is as follows:

	Pension Plan
	13 weeks ended
	April 30, 2005	May 1, 2004
Service cost	$—	—
Interest cost	571	561
Expected return on plan assets	(692)	(670)
Net amortization and deferral	390	399

Net periodic expense	$269	290

	Postretirement Plan
	13 weeks ended
	April 30, 2005	May 1, 2004
Service cost	$—	—
Interest cost	72	71
Expected return on plan assets	—	—
Net amortization and deferral	32	21

Net periodic expense	$104	92

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of April 30, 2005 and May 1, 2004, and the related consolidated statements of operations for the 13 week periods ended April 30, 2005 and May 1, 2004, changes in shareholders’ equity for the 13 week period ended April 30, 2005, and cash flows for the 13 week periods ended April 30, 2005 and May 1, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended April 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of January 29, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the fiscal year then ended included in the Company’s Form 10-K for the fiscal year ended January 29, 2005; and in our report dated April 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
May 17, 2005

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

As a result of a recent clarification from the Securities and Exchange Commission (SEC), the Company re-evaluated its lease accounting policies. Like many other companies within the retail industry that corrected commonly accepted lease accounting practices, the Company has changed the way it accounts for its leases, including the accounting for tenant allowances and rent holidays during the store build-out period. As a result of its review, the Company has corrected its lease accounting policies in fiscal 2004, and while it does not consider such corrections to be material to any one year, has restated certain historical financial information for prior periods. The restatement adjustments are non-cash and had no impact on revenues or total cash flows.

Consistent with common retail industry practice, the Company had previously classified tenant allowances received as a result of store openings as a reduction in capital expenditures. The Company has reclassified tenant allowances received from a reduction of fixed assets to an increase in other long-term liabilities. The related amortization of such amounts has been reclassified from a reduction of depreciation expense to a reduction of cost of sales and occupancy. Such amortization reclassifications amounted to $8.3 million during the first quarter of fiscal 2004.

In addition, consistent with industry practice, the Company had recognized the straight-line expense for leases beginning on the earlier of the store opening date or the commencement date of the lease, which had the effect of excluding the construction period of its stores from the calculation of the period over which it expenses rent. In order to correct the straight-line rent expense to include the store build-out period, in the first quarter of fiscal 2004 the Company has decreased cost of sales and occupancy and increased gross profit by $0.6 million, decreased operating profit and earnings before taxes and minority interest by $0.3 million, and decreased net earnings by $0.1 million ($0.00 per share).

The Company’s May 1, 2004 balance sheet has been adjusted to reflect the combined impact of the above restatements by increasing net property and equipment by $225.4 million, increasing deferred rent (other long-term liabilities) by $257.4 million, increasing deferred tax assets by $13.3 million and decreasing retained earnings and shareholders’ equity by $18.7 million.

Critical Accounting Policies

SEC Financial Reporting Release No. 60 requests all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At April 30, 2005, the Company had $795.0 million of property and equipment, net of accumulated depreciation, and $18.1 million of amortizable intangible assets, net of amortization, accounting for approximately 25.7% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At April 30, 2005, the Company had $267.3 million of goodwill and $78.1 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 10.9% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill in November 2004 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $6.7 million and $0.6 million during the first quarter of fiscal 2005 and fiscal 2004, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $322.1 million as of April 30, 2005, compared with $177.7 million as of May 1, 2004.

Merchandise inventories decreased $6.9 million, or 0.5%, to $1,307.4 million as of April 30, 2005, compared with $1,314.3 million as of May 1, 2004. The decrease was due to improved inventory management that was achieved during a 5.4% increase in Barnes & Noble store sales during the 13 weeks ended April 30, 2005 and the opening of 30 Barnes & Noble stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, the Company’s new distribution center, system enhancements and store relocations/remodels. Capital expenditures totaled $38.5 million and $21.2 million during the 13 weeks ended April 30, 2005 and May 1, 2004, respectively.

On August 10, 2004, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the Amended Credit Agreement). The Amended Credit Agreement amends the $500.0 million senior secured revolving credit facility (the Credit Facility) to establish a new term loan of $245.0 million with a maturity date of August 10, 2009, and continues the Credit Facility of up to an aggregate of $500.0 million at any one time outstanding (which may be increased by the Company to $600.0 million under certain circumstances), with a maturity date of May 22, 2006. In accordance with the terms of the Amended Credit Agreement, as a result of the GameStop disposition on November 12, 2004, the Credit Facility has been reduced from $500.0 million to $400.0 million (which may be increased by the Company to $500.0 million under certain circumstances).

In fiscal 1999, the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed its $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of its common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 30, 2005, the Company has repurchased 11,161,900 shares at a cost of approximately $269.9 million under these programs. The repurchased shares are held in treasury.

Total debt decreased 18.3% to $245.0 million as of April 30, 2005 from $300.0 million as of May 1, 2004. Average combined borrowings under the Company’s senior credit facility, term loan and convertible subordinated notes were $245.0 million and $300.0 million during the 13 weeks ended April 30, 2005 and May 1, 2004, respectively, and peaked at $245.0 million and $300.0 million during the same periods. The ratio of debt to equity decreased to 0.22:1.00 as of April 30, 2005, compared with 0.24:1.00 as of May 1, 2004.

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

Results of Operations

13 weeks ended April 30, 2005 compared with the 13 weeks ended May 1, 2004

Sales

During the 13 weeks ended April 30, 2005, the Company’s sales increased $39.0 million, or 3.7%, to $1,097.2 million from $1,058.2 million during the 13 weeks ended May 1, 2004. This increase was primarily attributable to a $48.9 million increase in sales at Barnes & Noble stores offset by an $8.2 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased 5.4% to $959.2 million from $910.2 million during the same period a year ago and accounted for 87.4% of total Company sales. The 5.4% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 2.2%, coupled with the opening of 30 new stores since May 1, 2004, which contributed to a 3.5% increase in square footage.

During the first quarter of fiscal 2005, B. Dalton sales declined 20.7% and represented 2.9% of total Company sales. The decrease was primarily a result of 38 store closings and a 21.0% reduction in its square footage since May 1, 2004, coupled with a decrease in comparable store sales of 0.3%.

During the 13 weeks ended April 30, 2005, the Company opened seven Barnes & Noble stores and closed two, bringing its total number of Barnes & Noble stores to 671 with an aggregate of 16.6 million square feet. The Company closed four B. Dalton stores, ending the period with 150 B. Dalton stores and 0.6 million square feet. As of April 30, 2005, the Company operated 821 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended April 30, 2005, cost of sales and occupancy increased $19.4 million, or 2.6%, to $769.8 million from $750.4 million during the 13 weeks ended May 1, 2004. As a percentage of sales, cost of sales and occupancy decreased to 70.2% from 70.9% during the same period one year ago. This decrease was primarily attributable to increased sales volume, leveraging fixed occupancy costs in the Barnes & Noble stores and a reduction in bestseller markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $21.7 million to $266.1 million during the 13 weeks ended April 30, 2005, from $244.4 million during the 13 weeks ended May 1, 2004. During the first quarter, selling and administrative expenses increased as a percentage of sales to 24.3% from 23.1% during the prior year period. This increase was primarily due to higher expense growth in Barnes & Noble stores than sales growth.

Depreciation and Amortization

During the first quarter, depreciation and amortization decreased $1.6 million, or 3.6%, to $43.3 million from $44.9 million during the same period last year. The decrease was primarily due to Barnes & Noble store assets becoming fully depreciated.

Pre-opening Expenses

Pre-opening expenses decreased $0.2 million, or 7.6%, to $2.4 million during the 13 weeks ended April 30, 2005, from $2.6 million for the 13 weeks ended May 1, 2004. The decrease in pre-opening expenses was primarily the result of opening seven new Barnes & Noble stores during the first quarter of fiscal 2005, compared with nine new Barnes & Noble stores opened during the same prior year period.

Operating Profit

The Company’s consolidated operating profit decreased $0.3 million, or 1.5%, to $15.5 million during the 13 weeks ended April 30, 2005, from $15.8 million during the 13 weeks ended May 1, 2004.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $4.2 million, or 92.7%, to $0.3 million during the 13 weeks ended April 30, 2005, from $4.5 million during the 13 weeks ended May 1, 2004. The decrease was primarily the result of interest income increasing $2.4 million, to $2.8 million during the 13 weeks ended April 30, 2005, from $0.4 million during the 13 weeks ended May 1, 2004 and the redemption of the $300.0 million 5.25% convertible subordinated notes during the second quarter of fiscal 2004, which resulted in a reduction of the Company’s average borrowings and interest rate.

Income Taxes

Income taxes during the 13 weeks ended April 30, 2005 were $6.2 million compared with $4.6 million during the 13 weeks ended May 1, 2004. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s effective tax rate was 40.75% for the first quarter of fiscal 2005 and 40.67% for the first quarter of fiscal 2004.

Income From Discontinued Operations

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp., the Company’s video game operating segment. The plan was consummated in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company will present all historical results of operations of GameStop as discontinued operations.

Minority Interest

Minority interest was $0.9 million during the first quarter of fiscal 2005 compared with $0.5 million during the same prior year period and relates to Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net earnings of $9.9 million (or $0.13 per diluted share) during the 13 weeks ended April 30, 2005, compared with net earnings of $11.4 million (or $0.16 per diluted share) during the 13 weeks ended May 1, 2004.

Disclosure Regarding Forward-Looking Statements

     This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the successful and timely completion and integration of the Company’s new New Jersey distribution center, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 30, 2005, the Company’s cash and cash equivalents totaled approximately $322.1 million.

     Additionally, the Company may from time to time borrow money under both its Credit Facility and term loan at various interest-rate options based on the prime rate or the London Interbank Offer Rate (LIBOR) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its Credit Facility and term loan. The Company had $245.0 million and $300.0 million outstanding at April 30, 2005 and May 1, 2004, respectively.

     The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls

     During the first quarter of fiscal 2005, the Company completed the implementation of a new suite of software applications including general ledger, accounts payable, capital projects and fixed assets.

     Except for the preceding change, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments with respect to previously reported legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plans	the Plans
February 1, 2005 – February 26, 2005	966,000	$34.02	966,000	$21,114,000
February 27, 2005 – April 2, 2005	691,700	$34.25	691,700	$197,421,000
April 3, 2005 – April 30, 2005	496,500	$34.93	496,500	$180,078,000

Total	2,154,200	$34.30	2,154,200

     In fiscal 1999, the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed its $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of its common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 30, 2005, the Company has repurchased 11,161,900 shares at a cost of approximately $269.9 million under these programs. The repurchased shares are held in treasury.

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

June 7, 2005

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