Form 10-Q
period 2005-07-30
BARNES & NOBLE INC
filed 2005-09-08
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of $.001 par value common stock outstanding as of August 30, 2005: 68,555,550.

BARNES & NOBLE, INC. AND SUBSIDIARIES

July 30, 2005

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	July 30, 2005	July 31, 2004 Restated	July 30, 2005	July 31, 2004 Restated
Sales	$1,170,800	1,100,349	2,267,970	2,158,546
Cost of sales and occupancy	826,401	775,719	1,596,220	1,526,133

Gross profit	344,399	324,630	671,750	632,413

Selling and administrative expenses	276,471	252,620	542,530	497,054
Depreciation and amortization	43,198	45,812	86,509	90,737
Pre-opening expenses	2,662	2,247	5,109	4,895

Operating profit	22,068	23,951	37,602	39,727
Interest (net of interest income of $1,564, $154, $4,390 and $574, respectively) and amortization of deferred financing fees	(665)	(3,706)	(994)	(8,203)
Debt redemption charge	—	(14,582)	—	(14,582)

Income before taxes and minority interest	21,403	5,663	36,608	16,942
Income taxes	8,722	2,308	14,918	6,895

Income before minority interest	12,681	3,355	21,690	10,047
Minority interest	(786)	(496)	(1,683)	(1,034)

Income from continuing operations	13,467	3,851	23,373	11,081
Income from discontinued operations (net of income tax)	—	4,883	—	9,098

Net income	$13,467	8,734	23,373	20,179

Basic income per common share
Income from continuing operations	$0.20	0.06	0.34	0.17
Income from discontinued operations	—	0.07	—	0.13

Net income	$0.20	0.13	0.34	0.30

Diluted income per common share
Income from continuing operations	$0.18	0.05	0.32	0.16
Income from discontinued operations	—	0.07	—	0.12

Net income	$0.18	0.12	0.32	0.28

Weighted average common shares outstanding
Basic	68,323	68,591	69,023	68,369
Diluted	73,087	71,052	73,743	70,884

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 30, 2005	July 31, 2004 Restated	January 29, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21,315	22,860	535,652
Receivables, net	112,114	84,530	91,501
Merchandise inventories	1,336,174	1,311,745	1,274,578
Prepaid expenses and other current assets	102,443	112,059	85,140
Current assets of discontinued operations	—	372,616	—

Total current assets	1,572,046	1,903,810	1,986,871

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	976,579	883,650	940,616
Fixtures and equipment	1,121,202	1,041,931	1,081,966

	2,101,028	1,928,828	2,025,829
Less accumulated depreciation and amortization	1,293,732	1,146,274	1,221,169

Net property and equipment	807,296	782,554	804,660

Goodwill	265,901	262,067	268,379
Intangible assets, net	95,351	100,663	97,538
Deferred taxes	124,152	138,917	123,231
Other noncurrent assets	36,861	14,839	37,710
Noncurrent assets of discontinued operations	—	478,320	—

Total assets	$2,901,607	3,681,170	3,318,389

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 30, 2005	July 31, 2004 Restated	January 29, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$760,806	647,909	745,073
Accrued liabilities	475,987	413,571	580,509
Current liabilities of discontinued operations	—	216,435	—

Total current liabilities	1,236,793	1,277,915	1,325,582

Long-term debt	9,000	257,400	245,000
Deferred taxes	193,743	170,458	193,743
Other long-term liabilities	379,134	382,529	379,180
Noncurrent liabilities of discontinued operations	—	291,899	—
Minority interest	6,442	3,594	8,942

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 81,337, 78,302 and 79,276 shares issued, respectively	81	78	79
Additional paid-in capital	1,037,321	958,627	985,609
Accumulated other comprehensive loss	(10,347)	(8,872)	(9,857)
Retained earnings	409,507	543,565	386,134
Treasury stock, at cost, 13,503, 9,008 and 9,008 shares, respectively	(360,067)	(196,023)	(196,023)

Total shareholders’ equity	1,076,495	1,297,375	1,165,942

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,901,607	3,681,170	3,318,389

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Total
Balance at January 29, 2005	$79	$985,609	$(9,857)	$386,134	$(196,023)	$1,165,942

Comprehensive income:
Net income	—	—	—	23,373	—
Other comprehensive loss:
Foreign currency translation	—	—	(490)	—	—

Total comprehensive income						22,883

Exercise of 2,061 common stock options (including tax benefit of $18,020)	2	50,159	—	—	—	50,161
Restricted stock compensation expense	—	1,553	—	—	—	1,553
Treasury stock acquired, 4,495 shares	—	—	—	—	(164,044)	(164,044)

Balance at July 30, 2005	$81	$1,037,321	$(10,347)	$409,507	$(360,067)	$1,076,495

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	July 30, 2005	July 31, 2004 Restated
Cash flows from operating activities:
Net income	$23,373	20,179
Net income from discontined operations	—	9,098

Net income from continuing operations	23,373	11,081
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	87,111	92,147
Increase (decrease) in other long-term liabilities for scheduled rent increases in long-term leases	(4,484)	1,152
Minority interest	(1,683)	(1,034)
Loss on disposal of property and equipment	1,127	46
Restricted stock compensation expense	1,553	—
Deferred taxes	1,293	(132)
Non cash portion of debt redemption charge (deferred financing fees)	—	6,112
Changes in operating assets and liabilities, net	(161,868)	(116,253)

Net cash flows from operating activities	(53,578)	(6,881)

Cash flows from investing activities:
Purchases of property and equipment	(92,287)	(74,792)
Acquisition of consolidated subsidiary, net of cash acquired	—	(159,172)
Net (increase) decrease in other noncurrent assets	247	(925)

Net cash flows from investing activities	(92,040)	(234,889)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	245,000
Repayment of debt	(245,000)	(286,497)
Dividend to minority interest	(816)	—
Net increase in revolving credit debt	9,000	12,400
Proceeds from exercise of common stock options	32,141	17,794
Purchase of treasury stock through repurchase program	(164,044)	(6,362)

Net cash flows from financing activities	(368,719)	(17,665)

Net decrease in cash and cash equivalents	(514,337)	(259,435)
Cash and cash equivalents at beginning of period	535,652	282,295

Cash and cash equivalents at end of period	$21,315	22,860

Changes in operating assets and liabilities, net:
Receivables, net	$(16,175)	(14,118)
Merchandise inventories	(61,596)	(21,938)
Prepaid expenses and other current assets	(17,303)	(9,238)
Accounts payable and accrued liabilities	(66,794)	(70,959)

Changes in operating assets and liabilities, net	$(161,868)	(116,253)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,231	13,089
Income taxes	$61,328	39,614
Supplemental disclosure of subsidiary acquired:
Assets acquired	$—	159,172
Liabilities assumed	—	—

Cash paid	$—	159,172

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 30, 2005, and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 29, 2005 (fiscal 2004). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 30, 2005 are not indicative of the results to be expected for the 52 weeks ending January 28, 2006 (fiscal 2005).

(1) Restatement of Previously Issued Consolidated Financial Statements

As a result of a clarification from the Securities and Exchange Commission, the Company re-evaluated its lease accounting policies. Like many other companies within the retail industry that corrected commonly accepted lease accounting practices, the Company has changed the way it accounts for its leases, including the accounting for tenant allowances and rent holidays during the store build-out period. As a result of its review, the Company has corrected its lease accounting policies in fiscal 2004, and while it does not consider such corrections to be material to any one year, has restated certain historical financial information for prior periods. The restatement adjustments are non-cash and had no impact on revenues or total cash flows.

Consistent with common retail industry practice, the Company had previously classified tenant allowances received as a result of store openings as a reduction in capital expenditures. The Company has reclassified tenant allowances received from a reduction of fixed assets to an increase in other long-term liabilities. The related amortization of such amounts has been reclassified from a reduction of depreciation expense to a reduction of cost of sales and occupancy. Such amortization reclassifications amounted to $8,526 and $16,861 during the 13 weeks and 26 weeks ended July 31, 2004, respectively.

In addition, consistent with industry practice, the Company had recognized the straight-line expense for leases beginning on the earlier of the store opening date or the commencement date of the lease, which had the effect of excluding the construction period of its stores from the calculation of the period over which it expenses rent. In order to correct the straight-line rent expense to include the store build-out period, the Company has decreased cost of sales and occupancy and increased gross profit by $423 and $1,058, decreased operating profit and earnings before taxes and minority interest by $47 and $308, and decreased net earnings by $27 ($0.00 per share) and $176 ($0.00 per share) during the 13 weeks and 26 weeks ended July 31, 2004, respectively.

The Company’s July 31, 2004 balance sheet has been adjusted to reflect the combined impact of the above restatements by increasing net property and equipment by $225,369, increasing deferred rent (other long-term liabilities) by $277,500, increasing receivables by $20,072, increasing deferred tax assets by $13,297 and decreasing retained earnings and shareholders’ equity by $18,758.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

(2) GameStop Spin-Off

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp. (GameStop), the Company’s video game operating segment. The plan was completed in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company will present all historical results of operations of GameStop as discontinued operations. The discontinued operations generated sales of $345,593 and $717,329 and net income of $4,883 (net of $3,358 in tax) and $9,098 (net of $6,257 in tax) during the 13 weeks and 26 weeks ended July 31, 2004.

(3) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 91 percent of the Company’s merchandise inventories as of July 30, 2005, 90 percent as of July 31, 2004 and 92 percent as of January 29, 2005. Merchandise inventories of Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent five percent of merchandise inventories as of July 30, 2005, six percent as of July 31, 2004 and four percent as of January 29, 2005 and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of July 30, 2005, July 31, 2004 and January 29, 2005.

(4) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(5) Income Taxes

The tax provisions for the 26 weeks ended July 30, 2005 and July 31, 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

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

	For the 13 weeks ended		For the 26 weeks ended
	July 30, 2005	July 31, 2004(a)	July 30, 2005	July 31, 2004(a)
Net income– as reported	$13,467	8,734	23,373	20,179
Compensation expense, net of tax
BKS stock options	1,472	12,735	3,529	14,676
GME stock options, net of minority interest	—	1,562	—	2,878
BNBN stock options (b)	—	—	—	13

Pro forma net income (loss) – pro forma for SFAS No. 123	$11,995	(5,563)	19,844	2,612

Basic earnings (loss) per share:
As reported	$0.20	0.13	0.34	0.30
Pro forma for SFAS No. 123	$0.18	(0.08)	0.29	0.04

Diluted earnings (loss) per share:
As reported	$0.18	0.12	0.32	0.28
Pro forma for SFAS No. 123	$0.17	(0.08)	0.27	0.04

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements.
(b)	Subsequent to the Company acquiring a controlling interest in Barnes & Noble.com.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. The adoption of this standard will not affect the stock-based compensation associated with the Company’s restricted stock which is already recorded at fair value on the date of grant and recognized over the vesting period, but will result in the recognition of stock-based compensation in future periods for remaining unvested stock options as of the effective date.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

(7) Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity, as follows:

	13 weeks ended		26 weeks ended
	July 30, 2005	July 31, 2004(a)	July 30, 2005	July 31, 2004(a)
Net income	$13,467	8,734	23,373	20,179
Other comprehensive income (loss):
Foreign currency translation adjustments	(566)	6	(490)	(171)
Unrealized losses, net of deferred income tax benefit of $0, ($71), $0 and ($84), respectively	—	(103)	—	(122)

Total comprehensive income	$12,901	8,637	22,883	19,886

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements.

(8) Net Income Per Share

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	For the 13 weeks ended		For the 26 weeks ended
	July 30, 2005	July 31, 2004(a)	July 30, 2005	July 31, 2004(a)
Numerator:
Income from continuing operations	$13,467	3,851	23,373	11,081

Denominator:
Basic weighted average common shares outstanding	68,323	68,591	69,023	68,369
Dilutive effect of stock awards	4,764	2,461	4,720	2,515

Diluted outstanding shares	73,087	71,052	73,743	70,884

Income from continuing operations
Basic	$0.20	0.06	0.34	0.17
Diluted	$0.18	0.05	0.32	0.16

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

(9) Intangible Assets and Goodwill

The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing in fiscal 2002, the purchase of Bertelsmann’s interest in Barnes & Noble.com in fiscal 2003 and the purchase of the public interest in Barnes & Noble.com in fiscal 2004:

	As of July 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Total
Amortizable intangible assets	$29,390	(12,157)	$17,233
Unamortizable intangible assets	78,118	—	78,118

	$107,508	(12,157)	$95,351

Amortized intangible assets consist primarily of author contracts and customer lists and relationships, which are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 26 weeks ended July 30, 2005	$2,187

Estimated Amortization Expense:
(12 months ending on or about January 31)
2006	$3,720
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382

The changes in the carrying amount of goodwill for the 26 weeks ended July 30, 2005 are as follows:

Balance as of January 29, 2005	$268,379
Foreign currency translation	(264)
Benefit of excess tax amortization	(2,214)

Balance as of July 30, 2005	$265,901

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

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

Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks and 26 weeks ended July 30, 2005 and July 31, 2004 is as follows:

	Pension Plan
	13 weeks ended		26 weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$—	—	$—	—
Interest cost	571	561	1,142	1,122
Expected return on plan assets	(692)	(670)	(1,384)	(1,340)
Net amortization and deferral	390	399	780	798

Net periodic expense	$269	290	$538	580

	Postretirement Plan
	13 weeks ended		26 weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$—	—	$—	—
Interest cost	72	71	144	142
Expected return on plan assets	—	—	—	—
Net amortization and deferral	32	21	64	42

Net periodic expense	$104	92	$208	184

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

(11) New Revolving Credit Facility

On June 17, 2005, the Company, together with certain of its subsidiaries, entered into a Credit Agreement (the Agreement) with a syndicate led by Bank of America, N.A. and JPMorgan Chase Bank, N.A. The Agreement replaces the Amended and Restated Credit and Term Loan Agreement, dated as of August 10, 2004 (the Prior Facility), which consisted of a revolving credit facility and a term loan. The revolving credit facility portion was due to expire in May 2006 and the term loan had a maturity date of August 10, 2009. The Prior Facility was terminated on June 17, 2005, at which time the prior outstanding term loan of $245,000 was repaid. Letters of credit issued under the Prior Facility, which totaled approximately $30,000 as of June 17, 2005, were transferred to become letters of credit under the Agreement.

The Agreement provides for a maximum borrowing of $850,000 (which under certain circumstances may be increased to $1,000,000 at the option of the Company) and terminates on June 16, 2010. The maximum borrowing amount may be reduced from time to time according to the terms of the Agreement. Borrowings made pursuant to the Agreement may be committed loans or swing line loans, the combined sum (including any outstanding letters of credit) of which may not exceed the maximum borrowing amount. Amounts borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until June 16, 2010. The Agreement also provides for the issuance of letters of credit.

Borrowings made pursuant to the Agreement as committed loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Agreement as the higher of Bank of America N.A.’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurodollar rate (a publicly published rate) plus a percentage spread (ranging from 0.750% to 1.375%) based on the Company’s consolidated fixed charge coverage ratio. Swing line loans bear interest at the base rate. Under the Agreement, the Company agrees to pay a commitment fee, payable quarterly, at rates that range from 0.150% to 0.300% depending on the Company’s consolidated fixed charge coverage ratio. The payments under the Agreement are guaranteed by material subsidiaries of the Company.

The Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, and transactions with affiliates. The Agreement permits the Company to use proceeds of the credit loans and letters of credit for the repayment of all amounts under the Prior Facility and for other existing indebtedness, as permitted under the Agreement, for working capital and capital expenditures and for all other lawful corporate purposes, including payment of dividends, acquisitions of assets, capital stock of other companies and share repurchases, in each case to the extent permitted in the Agreement. The Agreement also contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.75 and a maximum consolidated funded debt to earnings ratio of 2.00.

The Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and a change in control of the Company (as defined in the Agreement).

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 30, 2005 and July 31, 2004

(Thousands of dollars, except per share data)

(unaudited)

(12) Subsequent Events

On August 18, 2005, the Company announced it had authorized the initiation of a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on September 9, 2005, payable on September 30, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of July 30, 2005 and July 31, 2004, and the related consolidated statements of operations for the 13 week and 26 week periods ended July 30, 2005 and July 31, 2004, changes in shareholders’ equity for the 26 week period ended July 30, 2005, and cash flows for the 26 week periods ended July 30, 2005 and July 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 30, 2005. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the accompanying consolidated financial statements as of July 31, 2004 and for the 13 week and 26 week periods then ended have been restated.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York

August 18, 2005

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

As a result of a recent clarification from the Securities and Exchange Commission (SEC), Barnes & Noble, Inc. and its subsidiaries(collectively, the Company) re-evaluated its lease accounting policies. Like many other companies within the retail industry that corrected commonly accepted lease accounting practices, the Company has changed the way it accounts for its leases, including the accounting for tenant allowances and rent holidays during the store build-out period. As a result of its review, the Company has corrected its lease accounting policies in fiscal 2004, and while it does not consider such corrections to be material to any one year, has restated certain historical financial information for prior periods. The restatement adjustments are non-cash and had no impact on revenues or total cash flows.

Consistent with common retail industry practice, the Company had previously classified tenant allowances received as a result of store openings as a reduction in capital expenditures. The Company has reclassified tenant allowances received from a reduction of fixed assets to an increase in other long-term liabilities. The related amortization of such amounts has been reclassified from a reduction of depreciation expense to a reduction of cost of sales and occupancy. Such amortization reclassifications amounted to $8.5 million and $16.9 million during the 13 weeks and 26 weeks ended July 31, 2004, respectively.

In addition, consistent with industry practice, the Company had recognized the straight-line expense for leases beginning on the earlier of the store opening date or the commencement date of the lease, which had the effect of excluding the construction period of its stores from the calculation of the period over which it expenses rent. In order to correct the straight-line rent expense to include the store build-out period, in the first quarter of fiscal 2004 the Company has decreased cost of sales and occupancy and increased gross profit by $0.4 million and $1.1 million, decreased operating profit and earnings before taxes and minority interest by $0.0 million and $0.3 million, and decreased net earnings by $0.0 million ($0.00 per share) and $0.2 million ($0.00 per share) during the 13 weeks and 26 weeks ended July 31, 2004.

The Company’s July 31, 2004 balance sheet has been adjusted to reflect the combined impact of the above restatements by increasing net property and equipment by $225.4 million, increasing deferred rent (other long-term liabilities) by $277.5 million, increasing receivables by $20.1 million, increasing deferred tax assets by $13.3 million and decreasing retained earnings and shareholders’ equity by $18.8 million.

Critical Accounting Policies

SEC Financial Reporting Release No. 60 requests all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Management of the Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At July 30, 2005, the Company had $807.3 million of property and equipment, net of accumulated depreciation, and $17.2 million of amortizable intangible assets, net of amortization, accounting for approximately 28.4% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At July 30, 2005, the Company had $265.9 million of goodwill and $78.1 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 11.9% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill in November 2004 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $5.0 million and $2.9 million during the first half of fiscal 2005 and fiscal 2004, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $21.3 million as of July 30, 2005, compared with $22.9 million as of July 31, 2004.

Merchandise inventories increased $24.5 million, or 1.9%, to $1,336.2 million as of July 30, 2005, compared with $1,311.7 million as of July 31, 2004. The increase was primarily due to the opening of 26 Barnes & Noble stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, the Company’s new distribution center, system enhancements and store relocations/remodels. Capital expenditures totaled $92.3 million and $74.8 million during the 26 weeks ended July 30, 2005 and July 31, 2004, respectively.

On June 17, 2005, the Company entered into an $850.0 million five-year revolving credit facility (the New Facility), which under certain circumstances may be increased to $1.0 billion at the option of the Company. The New Facility replaces the Company’s existing $400.0 million revolving credit facility, which was scheduled to expire in May 2006. In addition, the Company pre-paid in full and cancelled its $245.0 million term loan, which had been scheduled to mature in August 2009. Proceeds from the New Facility will be used for general corporate purposes, including seasonal working capital needs. The New Facility, which is unsecured, contains terms that are substantially more favorable to the Company, including lower interest rates and fees, and more flexible covenants.

In fiscal 1999, the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed its $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of its common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 30, 2005, the Company has repurchased 13,503,200 shares at a cost of approximately $360.1 million under these programs. The repurchased shares are held in treasury.

Total debt decreased to $9.0 million as of July 30, 2005 from $257.4 million as of July 31, 2004. Average combined borrowings under the Company’s senior credit facility and term loan were $196.0 million and $303.3 million during the 26 weeks ended July 30, 2005 and July 31, 2004, respectively, and peaked at $245.0 million and $392.7 million during the same periods. The ratio of debt to equity decreased to 0.01:1.00 as of July 30, 2005, compared with 0.20:1.00 as of July 31, 2004.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its New Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

On August 18, 2005, the Company announced it had authorized the initiation of a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on September 9, 2005, payable on September 30, 2005.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended July 30, 2005 compared with the 13 weeks ended July 31, 2004

Sales

During the 13 weeks ended July 30, 2005, the Company’s sales increased $70.5 million, or 6.4%, to $1,170.8 million from $1,100.3 million during the 13 weeks ended July 31, 2004. This increase was attributable to a $67.6 million increase in sales at Barnes & Noble stores and an $11.7 million increase in sales at Barnes & Noble.com, offset by an $8.3 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased 7.0% to $1,028.9 million from $961.3 million during the same period a year ago and accounted for 87.9% of total Company sales. The 7.0% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 4.3% (which includes a 3.0% increase in comparable store sales due to the release of the J. K. Rowling’s Harry Potter and the Half-Blood Prince book), coupled with the opening of 26 new stores since July 31, 2004, which contributed to a 3.1% increase in square footage.

During the second quarter, B. Dalton sales declined 20.8% and represented 2.7% of total Company sales. The decrease was primarily a result of 37 store closings and a 21.0% reduction in its square footage since July 31, 2004, offset by an increase in comparable store sales of 0.2%.

During the 13 weeks ended July 30, 2005, the Company opened five Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 673 with 16.6 million square feet. The Company closed four B. Dalton stores, ending the period with 146 B. Dalton stores and 0.6 million square feet. As of July 30, 2005, the Company operated 819 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended July 30, 2005, cost of sales and occupancy increased $50.7 million, or 6.5%, to $826.4 million from $775.7 million during the 13 weeks ended July 31, 2004. As a percentage of sales, cost of sales and occupancy increased slightly to 70.6% from 70.5% during the same period one year ago. This slight decrease in gross margin was due to the deep discount on J. K. Rowling’s Harry Potter and the Half-Blood Prince book, offset by increased sales volume leveraging fixed occupancy costs in the Barnes & Noble stores and a reduction in bestseller markdowns excluding J. K. Rowling’s Harry Potter and the Half-Blood Prince book.

Selling and Administrative Expenses

Selling and administrative expenses increased $23.9 million to $276.5 million during the 13 weeks ended July 30, 2005, from $252.6 million during the 13 weeks ended July 31, 2004. During the second quarter, selling and administrative expenses increased as a percentage of sales to 23.6% from 23.0% during the prior year period. This increase was primarily due to the write-off of deferred financing fees of $1.9 million and charges associated with legal costs of approximately $6.9 million.

Depreciation and Amortization

During the second quarter, depreciation and amortization decreased $2.6 million, or 5.7%, to $43.2 million from $45.8 million during the same period last year. The decrease was primarily due to certain Barnes & Noble store assets becoming fully depreciated.

Pre-opening Expenses

Pre-opening expenses increased $0.4 million, or 18.5%, to $2.7 million during the 13 weeks ended July 30, 2005, from $2.2 million for the 13 weeks ended July 31, 2004. The increase in pre-opening expenses was primarily due to the timing of opening new Barnes & Noble stores for the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Profit

The Company’s consolidated operating profit decreased $1.9 million, or 7.9%, to $22.1 million during the 13 weeks ended July 30, 2005, from $24.0 million during the 13 weeks ended July 31, 2004. This decrease was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $3.0 million, or 82.1%, to $0.7 million during the 13 weeks ended July 30, 2005, from $3.7 million during the 13 weeks ended July 31, 2004. The decrease was primarily the result of interest income increasing $1.4 million, to $1.6 million during the 13 weeks ended July 30, 2005, from $0.2 million during the 13 weeks ended July 31, 2004 and the result of reduced borrowings under the Company’s credit facility.

Debt Redemption Charge

On June 28, 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million. The unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14.6 million. The debt redemption charge of $14.6 million during the 13 weeks ended July 31, 2004 was comprised of an $8.5 million redemption premium and the write-off of $6.1 million of unamortized deferred financing fees from the issuance of the notes.

Income Taxes

Income taxes during the 13 weeks ended July 30, 2005 were $8.7 million compared with $2.3 million during the 13 weeks ended July 31, 2004. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the second quarter of fiscal 2005 and fiscal 2004.

Minority Interest

Minority interest was $0.8 million during the second quarter of fiscal 2005 compared with $0.5 million during the same prior year period and relates to Calendar Club L.L.C.

Income From Discontinued Operations

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp., the Company’s video game operating segment. The plan was completed in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company is presenting all historical results of operations of GameStop as discontinued operations.

Net Income

As a result of the factors discussed above, the Company reported consolidated net earnings of $13.5 million (or $0.18 per diluted share) during the 13 weeks ended July 30, 2005, compared with net earnings of $8.7 million (or $0.12 per diluted share) during the 13 weeks ended July 31, 2004.

Results of Operations

26 weeks ended July 30, 2005 compared with the 26 weeks ended July 31, 2004

Sales

During the 26 weeks ended July 30, 2005, the Company’s sales increased $109.4 million, or 5.1%, to $2,268.0 million from $2,158.5 million during the 26 weeks ended July 31, 2004. This increase was attributable to a $116.5 million increase in sales at Barnes & Noble stores and an $11.2 million increase in sales at Barnes & Noble.com, offset by a $16.5 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased $116.5 million, or 6.2%, to $1,988.0 million from $1,871.5 million during the same period a year ago and accounted for 87.7% of total Company sales. The 6.2% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 3.3% (which includes a 1.5% increase in comparable store sales due to the release of the J. K. Rowling’s Harry Potter and the Half-Blood Prince book), coupled with the opening of 26 new stores since July 31, 2004, which contributed to a 3.1% increase in square footage.

During the 26 weeks ended July 30, 2005, B. Dalton sales declined 20.7% and represented 2.8% of total Company sales. The decrease was primarily a result of 37 store closings and a 21.0% reduction in its square footage since July 31, 2004, and a decrease in comparable store sales of 0.1%.

During the first half of fiscal 2005, the Company opened 12 Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble stores to 673 with 16.6 million square feet. The Company closed eight B. Dalton stores, ending the period with 146 B. Dalton stores and 0.6 million square feet. As of July 30, 2005, the Company operated 819 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 26 weeks ended July 30, 2005, cost of sales and occupancy increased $70.1 million, or 4.6%, to $1,596.2 million from $1,526.1 million during the 26 weeks ended July 31, 2004. As a percentage of sales, cost of sales and occupancy decreased to 70.4% from 70.7% during the same period one year ago. This decrease was due to increased sales volume leveraging fixed occupancy costs in the Barnes & Noble stores and a reduction in bestseller markdowns, offset by the deep discount on J. K. Rowling’s Harry Potter and the Half-Blood Prince book.

Selling and Administrative Expenses

Selling and administrative expenses increased $45.5 million to $542.5 million during the 26 weeks ended July 30, 2005, from $497.1 million during the 26 weeks ended July 31, 2004. During the first half of fiscal 2005, selling and administrative expenses increased as a percentage of sales to 23.9% from 23.0% during the prior year period. This increase was primarily due to the write-off of deferred financing fee of $1.9 million and charges associated with legal costs of approximately $6.9 million.

Depreciation and Amortization

During the first half of fiscal 2005, depreciation and amortization decreased $4.2 million, or 4.7%, to $86.5 million from $90.7 million during the same period last year. The decrease was primarily due to certain Barnes & Noble store assets becoming fully depreciated.

Pre-opening Expenses

Pre-opening expenses increased $0.2 million, or 4.4%, to $5.1 million during the 26 weeks ended July 30, 2005, from $4.9 million for the 26 weeks ended July 31, 2004. The increase in pre-opening expenses was primarily due to the timing of new Barnes & Noble stores to be opened during for the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Profit

The Company’s consolidated operating profit decreased $2.1 million, or 5.3%, to $37.6 million during the 26 weeks ended July 30, 2005, from $39.7 million during the 26 weeks ended July 31, 2004. This decrease was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $7.2 million, or 87.9%, to $1.0 million during the 26 weeks ended July 30, 2005, from $8.2 million during the 26 weeks ended July 31, 2004. The decrease was primarily the result of interest income increasing $3.8 million, to $4.4 million during the 26 weeks ended July 30, 2005, from $0.6 million during the 26 weeks ended July 31, 2004 and the result of reduced borrowings under the Company’s credit facility.

Debt Redemption Charge

On June 28, 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million. The unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14.6 million. The debt redemption charge of $14.6 million during the 26 weeks ended July 31, 2004 was comprised of an $8.5 million redemption premium and the write-off of $6.1 million of unamortized deferred financing fees from the issuance of the notes.

Income Taxes

Income taxes during the 26 weeks ended July 30, 2005 were $14.9 million compared with $6.9 million during the 26 weeks ended July 31, 2004. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the first half of fiscal 2005 and 40.70% for the first half of fiscal 2004.

Minority Interest

Minority interest was $1.7 million during the first half of fiscal 2005 compared with $1.0 million during the same prior year period and relates to Calendar Club L.L.C.

Income From Discontinued Operations

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp., the Company’s video game operating segment. The plan was completed in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company is presenting all historical results of operations of GameStop as discontinued operations.

Net Income

As a result of the factors discussed above, the Company reported consolidated net earnings of $23.4 million (or $0.32 per diluted share) during the 26 weeks ended July 30, 2005, compared with net earnings of $20.2 million (or $0.28 per diluted share) during the 26 weeks ended July 31, 2004.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 30, 2005, the Company’s cash and cash equivalents totaled approximately $21.3 million.

Additionally, the Company may from time to time borrow money under its New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its New Facility. The Company had $9.0 million and $257.4 million outstanding at July 30, 2005 and July 31, 2004, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to previously reported legal proceedings, except as follows:

On March 14, 2003, a Company employee filed a class action lawsuit in the Superior Court of California, Orange County against the Company. The complaint alleges that the Company improperly classified the assistant store managers, department managers and receiving managers working in its California stores as salaried exempt employees. The complaint alleges that these employees spent more than 50 percent of their time performing non-exempt work and should have been classified as non-exempt employees. The complaint alleges violations of the California Labor Code and California Business and Professions Code and seeks relief, including overtime compensation, prejudgment interest, penalties, attorneys’ fees and costs. On November 18, 2004, an amended complaint was filed alleging that the Company improperly classified the music managers and café managers working in its California stores as salaried exempt employees. The parties are in the process of negotiating the terms of a settlement that will lead to a full and final resolution of this action if approved by the Court.

On August 16, 2002, Barnes & Noble.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill & Associates for patent infringement of United States Patent Nos. 5,528,490, 5,761,649 and 6,029,142. On November 7, 2002, Barnes & Noble.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On March 22, 2005, Barnes & Noble.com filed a motion for summary judgment of noninfringement. On August 19, 2005, the Court held a Markman hearing to define the scope of the plaintiff’s patents. The Court has not yet issued its Markman Order. Trial is scheduled for February 6, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
May 1, 2005 – May 28, 2005	400,000	$36.27	400,000	$14,507,000
May 29, 2005 – July 2, 2005	1,460,700	$38.56	1,460,700	$56,324,000
July 3, 2005 – July 30, 2005	480,600	$40.19	480,600	$19,314,000

Total	2,341,300	$38.50	2,341,300

In fiscal 1999, the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed its $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of its common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 30, 2005, the Company has repurchased 13,503,200 shares at a cost of approximately $360.1 million under these programs. The repurchased shares are held in treasury.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 1, 2005 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 8, 2005), there were 70,124,725 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 58,792,111 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
Stephen Riggio	56,348,967	2,443,144
Matthew A. Berdon	54,509,554	4,282,557
Margaret T. Monaco	54,528,492	4,263,619

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Leonard Riggio, Michael J. Del Giudice, William Dillard II, Irene Miller, William Sheluck, Jr., and Michael N. Rosen.

At the Annual Meeting, the Shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending January 28, 2006, by the following vote:

In Favor	Against	Abstained
57,410,226	1,339,640	42,245

Item 6. Exhibits

(a) Exhibits filed with this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer (principal financial and accounting officer)

September 8, 2005

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