Form 10-Q
period 2005-10-29
BARNES & NOBLE INC
filed 2005-12-07
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of $.001 par value common stock outstanding as of November 30, 2005: 65,785,731.

BARNES & NOBLE, INC. AND SUBSIDIARIES

October 29, 2005

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	October 29, 2005	October 30, 2004 Restated	October 29, 2005	October 30, 2004 Restated
Sales	$1,081,785	1,042,277	3,349,755	3,200,823
Cost of sales and occupancy	761,367	733,523	2,357,587	2,259,656

Gross profit	320,418	308,754	992,168	941,167

Selling and administrative expenses	272,721	259,661	815,251	756,715
Depreciation and amortization	43,892	46,215	130,401	136,952
Pre-opening expenses	4,161	2,099	9,270	6,994

Operating profit (loss)	(356)	779	37,246	40,506
Interest (net of interest income of $410, $498, $4,800 and $1,072, respectively) and amortization of deferred financing fees	(917)	(2,155)	(1,911)	(10,358)
Debt redemption charge	—	—	—	(14,582)

Income (loss) before taxes and minority interest	(1,273)	(1,376)	35,335	15,566
Income taxes	(519)	(561)	14,399	6,334

Income (loss) before minority interest	(754)	(815)	20,936	9,232
Minority interest	1,081	812	2,764	1,846

Income (loss) from continuing operations	327	(3)	23,700	11,078
Income from discontinued operations (net of income tax)	—	7,572	—	16,670

Net income	$327	7,569	23,700	27,748

Basic income per common share
Income from continuing operations	$—	—	0.35	0.16
Income from discontinued operations	—	0.11	—	0.24

Net income	$—	0.11	0.35	0.40

Diluted income per common share
Income from continuing operations	$—	—	0.33	0.16
Income from discontinued operations	—	0.10	—	0.22

Net income	$—	0.10	0.33	0.38

Weighted average common shares outstanding
Basic	66,819	69,443	68,288	68,727
Diluted	71,257	72,049	72,915	71,273

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 29, 2005	October 30, 2004 Restated	January 29, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,038	89,309	535,652
Receivables, net	115,823	134,471	91,501
Merchandise inventories	1,563,502	1,518,140	1,274,578
Prepaid expenses and other current assets	126,714	81,517	85,140
Current assets of discontinued operations	—	360,235	—

Total current assets	1,829,077	2,183,672	1,986,871

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	993,536	901,464	940,616
Fixtures and equipment	1,143,168	1,061,829	1,081,966

	2,139,951	1,966,540	2,025,829
Less accumulated depreciation and amortization	1,331,551	1,184,800	1,221,169

Net property and equipment	808,400	781,740	804,660

Goodwill	264,826	264,118	268,379
Intangible assets, net	94,548	98,783	97,538
Deferred taxes	124,603	138,969	123,231
Other noncurrent assets	24,072	38,941	37,710
Noncurrent assets of discontinued operations	—	470,204	—

Total assets	$3,145,526	3,976,427	3,318,389

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 29, 2005	October 30, 2004 Restated	January 29, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,009,006	876,531	745,073
Accrued liabilities	536,191	426,367	580,509
Current liabilities of discontinued operations	—	291,667	—

Total current liabilities	1,545,197	1,594,565	1,325,582

Long-term debt	62,000	245,000	245,000
Deferred taxes	193,743	161,756	193,743
Other long-term liabilities	369,038	372,386	379,180
Noncurrent liabilities of discontinued operations	—	297,962	—
Minority interest	5,349	2,782	8,942

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 81,659, 78,672 and 79,276 shares issued, respectively	82	79	79
Additional paid-in capital	1,045,852	969,976	985,609
Accumulated other comprehensive loss	(10,271)	(8,484)	(9,857)
Retained earnings	399,553	536,428	386,134
Treasury stock, at cost, 16,315, 9,008 and 9,008 shares, respectively	(465,017)	(196,023)	(196,023)

Total shareholders’ equity	970,199	1,301,976	1,165,942

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,145,526	3,976,427	3,318,389

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at January 29, 2005	$79	$985,609	$(9,857)	$386,134	$(196,023)	$1,165,942

Comprehensive income:
Net income	—	—	—	23,700	—
Other comprehensive loss:
Foreign currency translation	—	—	(414)	—	—

Total comprehensive income						23,286

Exercise of 2,383 common stock options (including tax benefit of $21,301)	3	57,591	—	—	—	57,594
Restricted stock compensation expense	—	2,652	—	—	—	2,652
Cash dividend paid to stockholders	—	—	—	(10,281)	—	(10,281)
Treasury stock acquired, 7,307 shares	—	—	—	—	(268,994)	(268,994)

Balance at October 29, 2005	$82	$1,045,852	$(10,271)	$399,553	$(465,017)	$970,199

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	October 29, 2005	October 30, 2004 Restated
Cash flows from operating activities:
Net income	$23,700	27,748
Net income from discontinued operations	—	16,670

Net income from continuing operations	23,700	11,078
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	131,131	138,853
Decrease in other long-term liabilities for scheduled rent increases in long-term leases	(5,147)	(501)
Non cash portion of debt redemption charge (deferred financing fees)	—	6,112
Minority interest	(2,764)	(1,846)
(Gain) loss on disposal of property and equipment	(26)	501
Restricted stock compensation expense	2,652	—
Changes in operating assets and liabilities, net	(100,493)	(83,569)

Net cash flows from operating activities	49,053	70,628

Cash flows from investing activities:
Purchases of property and equipment	(135,720)	(117,665)
Acquisition of consolidated subsidiary, net of cash acquired	—	(159,172)
Net (increase) decrease in other noncurrent assets	735	(1,054)

Net cash flows from investing activities	(134,985)	(277,891)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(268,994)	(6,362)
Repayment of debt	(245,000)	(286,497)
Net increase in revolving credit debt	62,000	—
Proceeds from issuance of long-term debt	—	245,000
Proceeds from exercise of common stock options	36,293	24,636
Cash dividend paid to stockholders	(10,281)	—
Dividend to minority interest	(700)	—

Net cash flows from financing activities	(426,682)	(23,223)

Effect of discontinued operations	—	37,500

Net decrease in cash and cash equivalents	(512,614)	(192,986)
Cash and cash equivalents at beginning of period	535,652	282,295

Cash and cash equivalents at end of period	$23,038	89,309

Changes in operating assets and liabilities, net:
Receivables, net	$(17,144)	(22,876)
Merchandise inventories	(288,924)	(228,333)
Prepaid expenses and other current assets	(41,574)	21,304
Accounts payable and accrued liabilities	247,149	146,336

Changes in operating assets and liabilities, net	$(100,493)	(83,569)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$542	14,941
Income taxes	$27,128	39,464
Supplemental disclosure of subsidiary acquired:
Assets acquired	$—	159,172
Liabilities assumed	—	—

Cash paid	$—	159,172

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 29, 2005 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 29, 2005 (fiscal 2004). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 29, 2005 are not indicative of the results to be expected for the 52 weeks ending January 28, 2006 (fiscal 2005).

(1)	Restatement of Previously Issued Consolidated Financial Statements

As a result of a clarification from the Securities and Exchange Commission in February 2005, the Company re-evaluated its lease accounting policies in fiscal 2004. Like many other companies within the retail industry that corrected commonly accepted lease accounting practices at that time, the Company has changed the way it accounts for its leases, including the accounting for tenant allowances and rent holidays during the store build-out period. As a result of its review, the Company corrected its lease accounting policies in the year end financial reporting for fiscal 2004, and while it did not consider such corrections to be material to any one year, at that time restated certain historical financial information for prior periods. Amounts presented herein as of and for the 13 and 39 week periods ended October 30, 2004 are presented on the restated basis, as described further below. The restatement adjustments are non-cash and had no impact on revenues or total cash flows.

Consistent with common retail industry practice, the Company had previously classified tenant allowances received as a result of store openings as a reduction in capital expenditures. The Company has reclassified tenant allowances received from a reduction of fixed assets to an increase in other long-term liabilities. The related amortization of such amounts has been reclassified from a reduction of depreciation expense to a reduction of cost of sales and occupancy. Such amortization reclassifications amounted to $8,631 and $25,492 during the 13 weeks and 39 weeks ended October 30, 2004, respectively.

In addition, consistent with industry practice, the Company had recognized the straight-line expense for leases beginning on the earlier of the store opening date or the commencement date of the lease, which had the effect of excluding the construction period of its stores from the calculation of the period over which it expenses rent. In order to correct the straight-line rent expense to include the store build-out period, the Company has decreased cost of sales and occupancy and increased gross profit by $419 and $1,477, decreased operating profit and earnings before taxes and minority interest by $118 and $426, and decreased net earnings by $67 ($0.00 per share) and $243 ($0.00 per share) during the 13 weeks and 39 weeks ended October 30, 2004, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

The Company’s October 30, 2004 balance sheet has been adjusted to reflect the combined impact of the above restatements by increasing net property and equipment by $223,384, increasing deferred rent (other long-term liabilities) by $267,121, increasing receivables by $11,564, increasing deferred tax assets by $13,347 and decreasing retained earnings and shareholders’ equity by $18,826.

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have any impact on the Company’s Consolidated Financial Statements.

(2)	GameStop Spin-Off

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp. (GameStop), the Company’s former video game operating segment. The plan was completed in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company has presented all historical results of operations of GameStop as discontinued operations. The discontinued operations generated sales of $416,737 and $1,134,066 and net income of $7,572 (net of $5,208 in tax) and $16,670 (net of $11,466 in tax) during the 13 weeks and 39 weeks ended October 30, 2004.

(3)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail inventory method on the first-in, first-out (FIFO) basis for 90 percent, 89 percent and 92 percent of the Company’s merchandise inventories as of October 29, 2005, October 30, 2004 and January 29, 2005, respectively. Merchandise inventories of Barnes & Noble.com and Calendar Club L.L.C. (Calendar Club) represent seven percent of merchandise inventories as of October 29, 2005 and October 30, 2004, four percent of merchandise inventories as of January 29, 2005 and are recorded based on the average cost method. The remaining merchandise inventories are valued on the last-in, first-out (LIFO) method.

If substantially all of the merchandise inventories currently valued at LIFO costs were valued at current costs, merchandise inventories would remain unchanged as of October 29, 2005, October 30, 2004 and January 29, 2005.

(4)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

(5)	Income Taxes

The tax provisions for the 39 weeks ended October 29, 2005 and October 30, 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

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

	For the 13 weeks ended		For the 39 weeks ended
	October 29, 2005	October 30, 2004(a)	October 29, 2005	October 30, 2004(a)
Net income – as reported	$327	7,569	23,700	27,748
Compensation expense, net of tax
BKS stock options	1,767	2,395	5,296	17,071
GME stock options, net of minority interest	—	1,441	—	4,319
BNBN stock options	—	—	—	13

Pro forma net income (loss) for SFAS No. 123	$(1,440)	3,733	18,404	6,345

Basic earnings (loss) per share:
As reported	$—	0.11	0.35	0.40
Pro forma for SFAS No. 123	$(0.02)	0.05	0.27	0.09

Diluted earnings (loss) per share:
As reported	$—	0.10	0.33	0.38
Pro forma for SFAS No. 123	$(0.02)	0.05	0.25	0.08

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective for fiscal years that begin after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. The adoption of this standard will not affect the stock-based compensation associated with the Company’s restricted stock which is already recorded at fair value on the date of grant and recognized over the vesting period, but will result in the recognition of stock-based compensation in future periods for that portion of the fair value related to the remaining unvested amount of previously granted stock options as of the effective date, as well as the fair value of new stock options granted after the effective date.

(7)	Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity, as follows:

	13 weeks ended		39 weeks ended
	October 29, 2005	October 30, 2004(a)	October 29, 2005	October 30, 2004(a)
Net income	$327	7,569	23,700	27,748
Other comprehensive income (loss):
Foreign currency translation adjustments	76	312	(414)	141
Unrealized gains (losses), net of deferred income tax expense (benefit) of $0, $52, $0 and $(32), respectively	—	76	—	(46)

Total comprehensive income	$403	7,957	23,286	27,843

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

(8)	Net Income (Loss) Per Share

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	For the 13 weeks ended		For the 39 weeks ended
	October 29, 2005	October 30, 2004(a)	October 29, 2005	October 30, 2004(a)
Numerator:
Income (loss) from continuing operations	$327	(3)	23,700	11,078

Denominator:
Basic weighted average common shares outstanding	66,819	69,443	68,288	68,727
Dilutive effect of stock awards	4,438	2,606	4,627	2,546

Diluted outstanding shares	71,257	72,049	72,915	71,273

Income from continuing operations
Basic	$—	—	0.35	0.16
Diluted	$—	—	0.33	0.16

(a)	Restated to reflect certain adjustments as discussed in Note 1 to the Notes to Consolidated Financial Statements.

(9)	Intangible Assets and Goodwill

The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing during the 52 weeks ended February 1, 2003, the purchase of Bertelsmann AG’s interest in Barnes & Noble.com during the 52 weeks ended January 31, 2004 and the purchase of the public interest in Barnes & Noble.com in fiscal 2004:

	As of October 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Total
Amortizable intangible assets	$29,390	(12,960)	$16,430
Unamortizable intangible assets	78,118	—	78,118

	$107,508	(12,960)	$94,548

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

Amortized intangible assets consist primarily of author contracts and customer lists and relationships, which are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 39 weeks ended October 29, 2005	$2,990

Estimated Amortization Expense:
(12 months ending on or about January 31)
2006	$3,720
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382

The changes in the carrying amount of goodwill for the 39 weeks ended October 29, 2005 are as follows:

Balance as of January 29, 2005	$268,379
Foreign currency translation	(232)
Benefit of excess tax amortization	(3,321)

Balance as of October 29, 2005	$264,826

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

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks and 39 weeks ended October 29, 2005 and October 30, 2004 is as follows:

	Pension Plan
	13 weeks ended		39 weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$—	—	—	—
Interest cost	571	561	1,713	1,683
Expected return on plan assets	(692)	(670)	(2,076)	(2,010)
Net amortization and deferral	390	399	1,170	1,197

Net periodic expense	$269	290	807	870

	Postretirement Plan
	13 weeks ended		39 weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$—	—	—	—
Interest cost	72	71	216	213
Expected return on plan assets	—	—	—	—
Net amortization and deferral	32	21	96	63

Net periodic expense	$104	92	312	276

(11)	New Revolving Credit Facility

On June 17, 2005, the Company, together with certain of its subsidiaries, entered into a Credit Agreement (the New Facility) with a syndicate led by Bank of America, N.A. and JPMorgan Chase Bank, N.A. The New Facility replaces the Amended and Restated Credit and Term Loan Agreement, dated as of August 10, 2004 (the Prior Facility), which consisted of a revolving credit facility and a term loan. The revolving credit facility portion was due to expire in May 2006 and the term loan had a maturity date of August 10, 2009. The Prior Facility was terminated on June 17, 2005, at which time the prior outstanding term loan of $245,000 was repaid. Letters of credit issued under the Prior Facility, which totaled approximately $30,000 as of June 17, 2005, were transferred to become letters of credit under the New Facility.

The New Facility provides for a maximum borrowing of $850,000 (which under certain circumstances may be increased to $1,000,000 at the option of the Company) and terminates on June 16, 2010. The maximum borrowing amount may be reduced from time to time according to the terms of the New Facility. Borrowings

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 29, 2005 and October 30, 2004

(Thousands of dollars, except per share data)

(unaudited)

made pursuant to the New Facility may be committed loans or swing line loans, the combined sum (including any outstanding letters of credit) of which may not exceed the maximum borrowing amount. Amounts borrowed under the New Facility may be borrowed, repaid and reborrowed from time to time until June 16, 2010. The New Facility also provides for the issuance of letters of credit.

Borrowings made pursuant to the New Facility as committed loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the New Facility as the higher of Bank of America N.A.’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurodollar rate (a publicly published rate) plus a percentage spread (ranging from 0.750% to 1.375%) based on the Company’s consolidated fixed charge coverage ratio. Swing line loans bear interest at the base rate. Under the New Facility, the Company agrees to pay a commitment facility fee, payable quarterly, at rates that range from 0.150% to 0.300% depending on the Company’s consolidated fixed charge coverage ratio. The payments under the New Facility are guaranteed by material subsidiaries of the Company.

The New Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, and transactions with affiliates. The New Facility permits the Company to use proceeds of the credit loans and letters of credit for the repayment of all amounts under the Prior Facility and for other existing indebtedness, as permitted under the New Facility, for working capital and capital expenditures and for all other lawful corporate purposes, including payment of dividends, acquisitions of assets, capital stock of other companies and share repurchases, in each case to the extent permitted in the New Facility. The New Facility also contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.75 and a maximum consolidated funded debt to earnings ratio of 2.00.

The New Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and a change in control of the Company (as defined in the New Facility).

(12)	Subsequent Events

On November 28, 2005, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on December 9, 2005, payable on December 30, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of October 29, 2005 and October 30, 2004, and the related consolidated statements of operations for the 13 week and 39 week periods ended October 29, 2005 and October 30, 2004, changes in shareholders’ equity for the 39 week period ended October 29, 2005, and cash flows for the 39 week periods ended October 29, 2005 and October 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended October 29, 2005. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the accompanying consolidated financial statements as of October 30, 2004 and for the 13 week and 39 week periods then ended have been restated.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

November 16, 2005

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At October 29, 2005, the Company had $808.4 million of property and equipment, net of accumulated depreciation, and $16.4 million of amortizable intangible assets, net of amortization, accounting for approximately 26.2% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At October 29, 2005, the Company had $264.8 million of goodwill and $78.1 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 10.9% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2004 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses. When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, when a store is closed, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $5.0 million and $3.7 million during the 39 weeks ended October 29, 2005 and October 30, 2004, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $23.0 million as of October 29, 2005, compared with $89.3 million as of October 30, 2004.

Merchandise inventories increased $45.4 million, or 3.0%, to $1,563.5 million as of October 29, 2005, compared with $1,518.1 million as of October 30, 2004. This slight increase was primarily due to improved inventory management during the Company’s 4.7% sales growth and the opening of 32 Barnes & Noble stores over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, the Company’s new distribution center in Monroe Township, New Jersey (New Distribution Center), system enhancements and store relocations/remodels. Capital expenditures totaled $135.7 million and $117.7 million during the 39 weeks ended October 29, 2005 and October 30, 2004, respectively.

On June 17, 2005, the Company entered into an $850.0 million five-year revolving credit facility (the New Facility), which under certain circumstances may be increased to $1.0 billion at the option of the Company. The New Facility replaces the Amended and Restated Credit and Term Loan Agreement, dated as of August 10, 2004 (the Prior Facility), which consisted of a $400.0 million revolving credit facility and a $245.0 million term loan. The revolving credit facility portion was due to expire in May 2006 and the term loan had a maturity date of August 10, 2009. The Prior Facility was terminated on June 17, 2005, at which time the prior outstanding term loan of $245.0 million was repaid. Letters of credit issued under the Prior Facility, which totaled approximately $30.0 million as of June 17, 2005, were transferred to become letters of credit under the New Facility. Proceeds from the New Facility will be used for general corporate purposes, including seasonal working capital needs. The New Facility, which is unsecured, contains terms that are substantially more favorable to the Company, including lower interest rates and fees, and more flexible covenants.

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed this $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 29, 2005, the Company has repurchased 16,315,400 shares at a cost of approximately $465.0 million under these programs. The repurchased shares are held in treasury.

Total debt decreased to $62.0 million as of October 29, 2005 from $245.0 million as of October 30, 2004. Average combined borrowings under the Company’s New Facility, Prior Facility and $300 million outstanding 5.25% Convertible Subordinated Notes Due 2009 (the Convertible Notes) were $142.1 million and $286.4 million during the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. The ratio of debt to equity decreased to 0.06:1.00 as of October 29, 2005 compared with 0.19:1.00 as of October 30, 2004.

Based upon the Company’s current operating levels, management believes net cash flows from operating activities and the capacity under its New Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

On August 18, 2005, the Company announced it had authorized the initiation of a quarterly cash dividend of $0.15 per share for a total of approximately $10.3 million which was paid on September 30, 2005 to stockholders of record at the close of business on September 9, 2005. On November 28, 2005, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on December 9, 2005, payable on December 30, 2005.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the Holiday selling season.

Results of Operations

13 weeks ended October 29, 2005 compared with the 13 weeks ended October 30, 2004

Sales

During the 13 weeks ended October 29, 2005, the Company’s sales increased $39.5 million, or 3.8%, to $1,081.8 million from $1,042.3 million during the 13 weeks ended October 30, 2004. This increase was primarily attributable to a $35.6 million increase in sales at Barnes & Noble stores and a $7.5 million increase in sales at Barnes & Noble.com, offset by a $7.6 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased 4.0% to $930.5 million from $894.9 million during the same period a year ago and accounted for 86.0% of total Company sales. The 4.0% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 1.5% coupled with the opening of 32 new stores since October 30, 2004, which contributed to a 3.9% increase in square footage.

During the 13 weeks ended October 29, 2005, B. Dalton sales declined 21.1% and represented 2.6% of total Company sales. The decrease was primarily a result of 35 store closings and a 21.2% reduction in its square footage since October 30, 2004, coupled with a decrease in comparable store sales of 1.6% during the 13 weeks ended October 29, 2005.

During the 13 weeks ended October 29, 2005, the Company opened 13 Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 683 with 16.9 million square feet. The Company closed five B. Dalton stores, ending the period with 141 B. Dalton stores and 0.6 million square feet. As of October 29, 2005, the Company operated 824 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended October 29, 2005, cost of sales and occupancy increased $27.8 million, or 3.8%, to $761.3 million from $733.5 million during the 13 weeks ended October 30, 2004. As a percentage of sales, cost of sales and occupancy remained unchanged at 70.4% from the same period one year ago.

Selling and Administrative Expenses

Selling and administrative expenses increased $13.1 million to $272.7 million during the 13 weeks ended October 29, 2005 from $259.7 million during the 13 weeks ended October 30, 2004. During the third quarter, selling and administrative expenses increased as a percentage of sales to 25.2% from 24.9% during the prior year period. This increase was in line with the Company’s expected expense growth given the comparable store sales performance.

Depreciation and Amortization

During the third quarter, depreciation and amortization decreased $2.3 million, or 5.0%, to $43.9 million from $46.2 million during the same period last year. The decrease was primarily due to the accelerated amortization on the Barnes & Noble.com customer lists and relationships in fiscal 2004 and certain Barnes & Noble store assets becoming fully depreciated.

Pre-opening Expenses

Pre-opening expenses increased $2.1 million, or 98.2%, to $4.2 million during the 13 weeks ended October 29, 2005 from $2.1 million for the 13 weeks ended October 30, 2004. The increase in pre-opening expenses was primarily the result of opening 13 new Barnes & Noble stores during the 13 weeks ended October 29, 2005, compared with nine new Barnes & Noble stores during the 13 weeks ended October 30, 2004, as well as the timing of opening new Barnes & Noble stores for the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Profit (Loss)

The Company’s consolidated operating loss was $0.4 million during the 13 weeks ended October 29, 2005, compared with a profit of $0.8 million during the 13 weeks ended October 30, 2004. This was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $1.2 million, or 57.4%, to $0.9 million during the 13 weeks ended October 29, 2005 from $2.2 million during the 13 weeks ended October 30, 2004. The decrease was primarily the result of reduced borrowings.

Income Taxes

Income taxes during the 13 weeks ended October 29, 2005 were ($0.5) million compared with income taxes of ($0.6) million during the 13 weeks ended October 30, 2004. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the third quarter of fiscal 2005 and fiscal 2004.

Minority Interest

During the third quarter of fiscal 2005, minority interest was $1.1 million compared with $0.8 million during the third quarter of fiscal 2004 and relates to Calendar Club L.L.C.

Income From Discontinued Operations

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp., the Company’s former video game operating segment. The plan was completed in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company is presenting all historical results of operations of GameStop as discontinued operations.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $0.3 million (or $0.00 per diluted share) during the 13 weeks ended October 29, 2005, compared with net income of $7.6 million (or $0.10 per diluted share) during the 13 weeks ended October 30, 2004. Components of diluted earnings per share were as follows:

	13 weeks ended
	October 29, 2005	October 30, 2004
EPS from continuing operations	$—	—
EPS from discontinued operations	—	0.10

Consolidated EPS	$—	0.10

Results of Operations

39 weeks ended October 29, 2005 compared with the 39 weeks ended October 30, 2004

Sales

During the 39 weeks ended October 29, 2005, the Company’s sales increased $148.9 million, or 4.7%, to $3,349.8 million from $3,200.8 million during the 39 weeks ended October 30, 2004. This increase was attributable to a $152.1 million increase in sales at Barnes & Noble stores and an $18.7 million increase in sales at Barnes & Noble.com, offset by a $24.1 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased $152.1 million, or 5.5%, to $2,918.5 million from $2,766.4 million during the same period a year ago and accounted for 87.1% of total Company sales. The 5.5% increase in Barnes & Noble store sales was attributable to an increase in comparable store sales of 2.7%, coupled with the opening of 32 new stores since October 30, 2004, which contributed to a 3.9% increase in square footage.

During the 39 weeks ended October 29, 2005, B. Dalton sales declined 20.8% and represented 2.7% of total Company sales. The decrease was primarily a result of 35 store closings and a 21.2% reduction in square footage since October 30, 2004, and a decrease in comparable store sales of 0.5% during the 39 weeks ended October 29, 2005.

During the 39 weeks ended October 29, 2005, the Company opened 25 Barnes & Noble stores and closed eight, bringing its total number of Barnes & Noble stores to 683 with 16.9 million square feet. The Company closed 13 B. Dalton stores, ending the period with 141 B. Dalton stores and 0.6 million square feet. As of October 29, 2005, the Company operated 824 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 39 weeks ended October 29, 2005, cost of sales and occupancy increased $97.9 million, or 4.3%, to $2,357.6 million from $2,259.7 million during the 39 weeks ended October 30, 2004. As a percentage of sales, cost of sales and occupancy decreased to 70.4% from 70.6% during the same period one year ago. This decrease was due to increased sales volume leveraging fixed occupancy costs in the Barnes & Noble stores and a reduction in bestseller markdowns, offset by the deep discount on J. K. Rowling’s Harry Potter and the Half-Blood Prince book.

Selling and Administrative Expenses

Selling and administrative expenses increased $58.5 million to $815.3 million during the 39 weeks ended October 29, 2005, from $756.7 million during the same period one year ago. During the 39 weeks ended October 29, 2005, selling and administrative expenses increased as a percentage of sales to 24.3% from 23.6% during the prior year period. This increase was primarily due to the write-off of deferred financing fees of $1.9 million and charges associated with legal costs of approximately $6.9 million.

Depreciation and Amortization

During the 39 weeks ended October 29, 2005, depreciation and amortization decreased $6.6 million, or 4.8%, to $130.4 million from $137.0 million during the same period last year. The decrease was primarily due to the accelerated amortization on the Barnes & Noble.com customer lists and relationships in fiscal 2004 and certain Barnes & Noble store assets becoming fully depreciated.

Pre-opening Expenses

Pre-opening expenses increased $2.3 million, or 32.5%, to $9.3 million during the 39 weeks ended October 29, 2005, from $7.0 million for the 39 weeks ended October 30, 2004. The increase in pre-opening expenses was primarily due to the timing of new Barnes & Noble stores to be opened during the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Profit

The Company’s consolidated operating profit decreased $3.3 million, or 8.0%, to $37.2 million during the 39 weeks ended October 29, 2005 from $40.5 million during the 39 weeks ended October 30, 2004. This decrease was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $8.5 million, or 81.6%, to $1.9 million during the 39 weeks ended October 29, 2005, from $10.4 million during the 39 weeks ended October 30, 2004. The decrease was primarily the result of interest income increasing $3.7 million to $4.8 million during the 39 weeks ended October 29, 2005, from $1.1 million during the 39 weeks ended October 30, 2004 and the result of reduced borrowings.

Debt Redemption Charge

On June 28, 2004, the Company completed the redemption of its $300.0 million outstanding 5.25% convertible subordinated notes due 2009. Holders of the notes converted a total of $17.7 million principal amount of the notes into 545,821 shares of common stock of the Company, plus cash in lieu of fractional shares, at a price of $32.512 per share. The Company redeemed the balance of $282.3 million principal amount of the notes at an aggregate redemption price, together with accrued interest and redemption premium, of $295.0 million. The unamortized portion of the deferred financing fees from the issuance of the notes and the redemption premium resulted in a charge of $14.6 million. The debt redemption charge of $14.6 million during the 39 weeks ended October 30, 2004 was comprised of an $8.5 million redemption premium and the write-off of $6.1 million of unamortized deferred financing fees from the issuance of the notes.

Income Taxes

Income taxes during the 39 weeks ended October 29, 2005 were $14.4 million compared with $6.3 million during the 39 weeks ended October 30, 2004. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the 39 weeks ended October 29, 2005 and 40.69% for the 39 weeks ended October 30, 2004.

Minority Interest

Minority interest was $2.8 million during the 39 weeks ended October 29, 2005 compared with $1.8 million during the same prior year period and relates to Calendar Club L.L.C.

Income From Discontinued Operations

On October 1, 2004, the Board of Directors of the Company approved an overall plan for the complete disposition of all of the Company’s Class B common stock in GameStop Corp., the Company’s former video game operating segment. The plan was completed in November 2004 with the distribution to the Company’s stockholders of the GameStop Class B common stock. As a result, GameStop is no longer a subsidiary of the Company and, accordingly, the Company is presenting all historical results of operations of GameStop as discontinued operations.

Net Income

As a result of the factors discussed above, the Company reported consolidated net earnings of $23.7 million (or $0.33 per diluted share) during the 39 weeks ended October 29, 2005, compared with net earnings of $27.7 million (or $0.38 per diluted share) during the 39 weeks ended October 30, 2004. Components of diluted earnings per share were as follows:

	39 weeks ended
	October 29, 2005	October 30, 2004
EPS from continuing operations	$0.33	0.16
EPS from discontinued operations	—	0.22

Consolidated EPS	$0.33	0.38

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the successful and timely completion and integration of the Company’s New Distribution Center, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 29, 2005, the Company’s cash and cash equivalents totaled approximately $23.0 million.

Additionally, the Company may from time to time borrow money under its New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its New Facility. The Company had $62.0 million in borrowings under its New Facility and $245.0 million in borrowings outstanding under its Prior Facility’s term loan on October 29, 2005 and October 30, 2004, respectively.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to previously reported legal proceedings, except as follows:

On March 14, 2003, a Company employee filed a class action lawsuit in the Superior Court of California, Orange County against the Company. The complaint alleges that the Company improperly classified the assistant store managers, department managers and receiving managers working in its California stores as salaried exempt employees. The complaint alleges that these employees spent more than 50 percent of their time performing non-exempt work and should have been classified as non-exempt employees. The complaint alleges violations of the California Labor Code and California Business and Professions Code and seeks relief, including overtime compensation, prejudgment interest, penalties, attorneys’ fees and costs. On November 18, 2004, an amended complaint was filed alleging that the Company improperly classified the music managers and café managers working in its California stores as salaried exempt employees. The parties have executed and filed with the court a settlement agreement, which, if approved by the court, will result in a dismissal of the case with prejudice. The court hearing regarding preliminary approval of the settlement is scheduled for December 15, 2005.

On August 16, 2002, Barnes & Noble.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill & Associates for patent infringement of United States Patent Nos. 5,528,490, 5,761,649 and 6,029,142. On November 7, 2002, Barnes & Noble.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On March 22, 2005, Barnes & Noble.com filed a motion for summary judgment of noninfringement. On August 19, 2005, the Court held a Markman hearing to define the scope of plaintiff’s patents. Prior to the issuance of the court’s Markman Order, the parties entered into settlement negotiations, which resulted in the settlement of this action against Barnes & Noble.com. A settlement agreement has been executed and the action against Barnes & Noble.com has been dismissed with prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
July 31, 2005 – August 27, 2005	300,000	$38.03	300,000	$78,523,000
August 28, 2005 – October 1, 2005	1,706,700	$37.59	1,706,700	$214,369,000
October 2, 2005 – October 29, 2005	805,500	$36.48	805,500	$184,983,000

Total	2,812,200	$37.32	2,812,200

In fiscal 1999, the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed this $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended October 29, 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 29, 2005, the Company has repurchased 16,315,400 shares at a cost of approximately $465.0 million under these programs. The repurchased shares are held in treasury.

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

December 7, 2005

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