Form 10-K
period 2006-01-28
BARNES & NOBLE INC
filed 2006-04-05
CIK 890491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-12302

Barnes & Noble, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	06-1196501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 Fifth Avenue, New York, NY	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 633-3300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share Rights to Purchase Series H Preferred Stock, $0.001 par value per share	New York Stock Exchange New York Stock Exchange
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,224,985,263 based upon the closing market price of $41.02 per share of Common Stock on the New York Stock Exchange as of July 29, 2005.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2006: 66,297,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended January 28, 2006 are incorporated by reference into Parts II and IV.

PART I

ITEM 1. BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, as of January 28, 2006 operated 799 bookstores and a Web site. Of the 799 bookstores, 681 operate primarily under the Barnes & Noble Booksellers trade name (27 of which were opened in fiscal 2005) and 118 operate primarily under the B. Dalton Bookseller trade name. Barnes & Noble conducts the online part of its business through barnesandnoble.com llc (Barnes & Noble.com), one of the largest sellers of books on the Internet. Through Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), the Company is a leading general trade book publisher. Additionally, the Company owns an approximate 74% interest in Calendar Club L.L.C. (Calendar Club), an operator of seasonal kiosks.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines, music and movies direct to customers. These collectively account for substantially all of the Company’s sales. During fiscal 2005, the Company’s share of the consumer book market was approximately 17%. Bestsellers (the “top ten” hardcover fiction, hardcover non-fiction and trade paperbacks discounted each week) typically represent between 3% and 5% of Barnes & Noble store sales.

The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal years ended January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004) were comprised of 52 weeks.

The Company was incorporated in Delaware in 1986.

Bookstores

General

Barnes & Noble is the nation’s largest operator of bookstores1 with 681 Barnes & Noble stores located in all 50 states and the District of Columbia as of January 28, 2006. With 40 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical store offers a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble store an active part of its community.

Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size with an overall average store size of 25,000 square feet. Barnes & Noble stores opened during fiscal 2005 added 0.5 million square feet to the Barnes & Noble store base, bringing the total square footage to 16.9 million square feet, a 3% increase over the prior fiscal year. The Company plans to open between 30 and 40 Barnes & Noble stores in the fiscal year ending February 3, 2007 (fiscal 2006), which are expected to average 28,000 square feet in size.

[1]	Based upon sales reported in trade publications and public filings.

At the end of fiscal 2005, the Company operated 118 B. Dalton bookstores. Most of the B. Dalton stores range in size from 2,000 to 6,000 square feet. B. Dalton generally discounts between 15% and 30% off publishers’ suggested retail prices for hardcover bestsellers. B. Dalton also offers the Barnes & Noble Membership Program which gives members additional discounts and other benefits.

The Company is continuing its controlled descent in the number of its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores, which has resulted in the closing of 849 (36 in fiscal 2005) B. Dalton bookstores since 1989.

The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of January 28, 2006, Barnes & Noble had stores in 159 of the total 210 DMA (Designated Market Area) markets. In 67 of the 159 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthens its market position and increases its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

Dominant Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 60,000 to 200,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers typically represent between 3% and 5% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at Barnes & Noble.com while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

Music Departments. Many of the Barnes & Noble stores have music departments, which range in size from 1,700 to 7,800 square feet. The music departments generally stock over 40,000 titles in classical music, opera, jazz, blues and pop rock and an extensive collection of DVDs, tailored to the tastes of the Company’s core customers. The music department features RedDotNet, an advanced listening station technology. RedDotNet enables customers to listen to any compact disc in the store, sampling up to 200,000 music titles using scanner technology. RedDotNet is connected to the Company’s online electronic music catalog.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers, 20% off trade paperback bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Company also offers the Barnes & Noble Membership Program which entitles the customer to receive a 10% discount in the Company’s stores and on the Barnes & Noble.com Web site along with other benefits.

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

Merchandising and Marketing

The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community carrying a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 60,000 to 200,000 unique titles, of which approximately 50,000 titles are common to all stores. The balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than five million titles. It includes catalogued sales rankings of over three million titles in over 180 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company has integrated the BookMaster system used in its stores with Barnes & Noble.com so that customers share the same experience across both channels.

The Company has a multi-channel strategy for marketing and uses its Web site as a means of communicating with and marketing to its customers. The Company’s customers increasingly refer to the Web site before making a visit to the stores. For example, the store locator feature receives over 500,000 visits each year for everything from getting directions to finding out about author signing events and children’s storytelling times. The Company believes that the Web site provides tremendous advertising power as a result of the impressions generated by the traffic to Barnes & Noble.com. The Company estimates that if it were to go into the Web advertising marketplace and secure an equal number of impressions from deals with search engines and portals, the value of an equal amount of exposure would be in the tens of millions of dollars. In this way, Barnes & Noble.com serves as both the Company’s direct-to-home delivery service and as a broadcast channel and advertising medium for the Barnes & Noble brand. The Company firmly believes that its Web site is a key factor behind its industry leading comparable store sales gains.

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

The number of Barnes & Noble stores located in each state and the District of Columbia as of January 28, 2006 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	13
Alaska	1	Montana	4
Arizona	19	Nebraska	4
Arkansas	4	Nevada	5
California	85	New Hampshire	4
Colorado	16	New Jersey	25
Connecticut	11	New Mexico	3
Delaware	1	New York	47
District of Columbia	2	North Carolina	18
Florida	43	North Dakota	2
Georgia	19	Ohio	19
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	8
Illinois	30	Pennsylvania	27
Indiana	11	Rhode Island	3
Iowa	8	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	9
Louisiana	6	Texas	56
Maine	1	Utah	9
Maryland	12	Vermont	1
Massachusetts	20	Virginia	23
Michigan	20	Washington	18
Minnesota	21	West Virginia	1
Mississippi	2	Wisconsin	10
		Wyoming	1

Expansion

According to Veronis, Suhler & Associates Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 2.1%, from approximately $19.8 billion in 2004 to approximately $21.9 billion in 2009. The Company believes Barnes & Noble stores offer the greatest opportunity to increase the

Company’s share of the expanding consumer book market. The Company expects to open approximately 30 to 40 new Barnes & Noble stores during fiscal 2006. Management positions in those stores are expected to be filled mostly by employees from existing stores.

The number of B. Dalton stores located in each state and the District of Columbia as of January 28, 2006 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Arizona	1	Nebraska	1
Arkansas	1	Nevada	2
California	16	New Hampshire	1
Colorado	1	New Jersey	4
District of Columbia	1	New Mexico	1
Florida	6	New York	4
Georgia	2	North Carolina	2
Idaho	1	North Dakota	3
Illinois	5	Ohio	8
Indiana	3	Oregon	1
Iowa	4	Pennsylvania	6
Kansas	2	South Carolina	1
Louisiana	3	South Dakota	1
Maine	2	Texas	4
Maryland	2	Utah	1
Massachusetts	3	Virginia	6
Michigan	8	Washington	3
Minnesota	4	Wisconsin	1
Missouri	2	Wyoming	1

Barnes & Noble.com

General

Barnes & Noble.com sells books, music and movies, and, to a lesser extent, used books, gifts, educational games and toys and video games. With access to one of the industry’s largest in-stock inventories of new books, Barnes & Noble.com can offer fast delivery throughout the U.S. Barnes & Noble.com’s unique service, “Fast&Free Delivery,” enables customers in the continental U.S. to receive their deliveries within three business days, with no delivery charge on purchases of $25 and over. Visited by millions of users each month, Barnes & Noble.com has shipped products to customers in 230 countries since its inception in 1997. Barnes & Noble.com provides exclusive content features such as “Meet the Writers,” “What America’s Reading,” audio and video author interviews, and online reading groups, as well as third-party reviews, first chapters and table of contents, and thousands of music clips and video trailers.

In the fourth quarter 2005 American Customer Satisfaction Index compiled by the University of Michigan, Barnes & Noble.com received the highest rating in the e-commerce category for the second year in a row. This annual survey is recognized as the industry’s leading indicator of customer satisfaction. According to the comScore MediaMetrix December 2005 report, Barnes & Noble.com’s site was the twenty-first most-trafficked shopping destination, as measured by the number of unique visitors.

Industry Background

E-Commerce. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel. According to the January 2006 Forrester US eCommerce report, online shopping for 2005 was $165.0 billion. Online shopping is expected to reach $329.0 billion in the year 2010 (Forrester September 2005 US eCommerce report).

Online Shopping Forecast. Forrester Research forecasts accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. For the categories of Barnes & Noble.com’s primary focus of books, music and movies, Forrester Research forecasts significant growth in online sales. Forrester Research estimates that North American online sales of books will grow from $4.3 billion in 2005 to $6.4 billion by 2010. In addition, Forrester Research estimates online sales in 2010 for music and movies to be $2.5 billion, up from $1.6 billion in 2005, and $5.9 billion, up from $2.8 billion in 2005, respectively.

Products that are Well Suited for E-Commerce. The products carried by Barnes & Noble.com are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search and browse engines enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision. In addition, Barnes & Noble.com’s core categories, books, music and movies, are popular and economical gift items. According to the December 2005 eSpending Report from Goldman Sachs & Co., Harris Interactive, and Nielsen/NetRatings, during the holiday 2005 season (October 29, 2005 to December 23, 2005) the books category reached $2.9 billion in sales or 9.6% of U.S. online spending.

Marketing and Promotion

Barnes & Noble.com has an affiliate network of more than 200,000 Web sites which earn referral fees by linking their users to Barnes & Noble.com. In addition, Barnes & Noble.com also advertises via paid search on all major search engines. Barnes & Noble.com also maintains a highly effective email marketing program, including genre-related newsletters and bulletins.

Barnes & Noble pursues a multi-channel marketing strategy, making it easy and convenient for customers to shop in its stores and at Barnes & Noble.com by having consistent marketing programs available in both channels. For example, Barnes & Noble.com is an important component of the Barnes & Noble Membership Program, the Company’s customer loyalty program. Members receive a 10% discount on virtually all purchases made either in store or on Barnes & Noble.com.

Sterling Publishing

The Company’s subsidiary Sterling Publishing is a leading general trade book publisher. Its active title list comprises over 5,000 titles, and publishes several hundred new titles each year. Sterling’s publication list is particularly extensive in “books for enthusiasts,” categories that include mind enhancement, puzzles and games, crafts, home repair and remodeling, woodworking, photography, and wines and spirits. Sterling’s list comprises books that it originates itself, purchases from domestic and international book packagers, and those that it distributes for other publishers.

Calendar Club

The Company owns a 74% interest in Calendar Club L.L.C., an operator of seasonal kiosks.

Store Operations

The Company has seasoned management teams for its stores, including those for real estate, merchandising and store operations. Field management includes regional directors and district managers supervising multiple store locations.

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

Barnes & Noble has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers attend annual merchandising conferences every fall, and district managers participate in semi-annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids available at each bookstore.

Purchasing

Barnes & Noble’s buyers negotiate terms, discounts and cooperative advertising allowances with publishers and other suppliers for all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has teams of buyers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company purchases books on a regular basis from over 1,700 publishers and approximately 20 wholesalers and distributors. Purchases from the top five suppliers (including publishers, wholesales and distributors) accounted for approximately 49% of the Company’s book purchases during fiscal 2005, and no single supplier accounted for more than 14% of the Company’s purchases during this period. Consistent with industry practice, a substantial majority of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

Distribution

The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and maintaining efficient distribution centers. Historically, the Company had replenished through its distribution network some of its fast-moving frontlist titles and bargain and self-published books and had the remaining inventory drop-shipped directly to the stores from wholesalers and publishers. The Company now sources an increasingly larger percentage of its inventory through the distribution centers, which has increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores and the ability to offer “Fast&Free Delivery” through its Web site directly to customers.

As of January 28, 2006, the Company had approximately 3.5 million square feet of distribution center capacity. In fiscal 2004, the Company broke ground on its new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility will provide adequate space to handle the Company’s growth over the next decade. The new distribution center became operational in August 2005 and is currently shipping merchandise to stores and online customers in the eastern United States. The new facility is replacing five smaller distribution centers totaling 1.2 million square feet. The Company expects to transition out of and close these centers throughout fiscal 2006.

The Company also has a 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has 380,000 square feet and 138,658 square feet of distribution center capacity for facilitating a portion of Barnes & Noble.com sales and Sterling Publishing third-party sales, respectively.

Management Information and Control Systems

The Company has focused a majority of its information resources on strategically positioning and implementing systems to support store operations, online technology requirements, merchandising, distribution, marketing and finance.

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

The Company believes that it has built a leading interactive e-commerce platform, and plans to continue to invest in technologies that will enable it to offer its customers the most convenient and user-friendly online shopping experience. Barnes & Noble.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of value and service to its customers. The overall mix of technologies and applications in use by Barnes & Noble.com allows it to support a distributed, scalable and secure e-commerce environment.

The Company uses Intel-based server technology in a fully redundant configuration to power its Web site, which is hosted in two locations. At these locations, the Company maintains computers that store its Web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. The Company utilizes two hosting locations. Each of the hosting locations is “co-located” within leading edge hosting facilities that are maintained by two different hosting vendors. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s Web site during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com, which has a longer online operating history and a larger existing customer base than Barnes & Noble.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books.

The music and movie businesses are also highly competitive and the Company faces competition from large established music chains, established movie chains, as well as specialty retail stores, e-commerce businesses, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail-order offers and have access to mail-order clubs. The largest mail-order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates.

Trademarks and Servicemarks

B. Dalton Bookseller, Bookstar, Readers’ Advantage, Book$avers, Calendar Club, Go! The Game Store, The San Francisco Music Box Company, and Christmas Corner are Company-owned servicemarks registered with the United States Patent and Trademark Office. Anna Rosa is a Company-owned trademark registered with the United States Patent and Trademark Office. Barnes & Noble is a federally registered servicemark which has been licensed to the Company under a perpetual license agreement which is royalty-free.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of January 28, 2006, the Company had approximately 39,000 full- and part-time booksellers. The Company’s employees are not represented by unions, with the exception of 33 Sterling employees, and the Company believes that its relationship with its employees is excellent.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The internet address of the SEC’s Web site is http://www.sec.gov.

The Company makes available on its Web site at www.barnesandnobleinc.com under “For Investors” - “SEC Documents,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such material with the SEC.

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

ITEM 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones faced by the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may impair the Company’s business operations. If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.

Intense competition from traditional retail sources and the Internet may adversely affect the Company’s business.

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com, which has a longer online operating history and a larger existing customer base then Barnes & Noble.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books.

The music and movie businesses are also highly competitive and the Company faces competition from large established music chains, established movie chains, as well as specialty retail stores, e-commerce businesses, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail-order offers and have access to mail-order clubs. The largest mail-order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates.

If the Company were unable to continue to open new stores, its growth may decline.

The Company’s growth depends in part on its ability to open new stores and operate them profitably. The Company opened 27 stores in fiscal 2005 and expects to open between 30 and 40 stores in fiscal 2006. In general, the rate of expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of desired locations and qualified management personnel, the negotiation of acceptable lease terms, and the ability to manage the operational aspects of growth. It also depends upon the availability of adequate capital, which in turn depends in large part upon cash flow generated by the Company.

The Company’s future results will depend, among other things, on its success in implementing an expansion strategy. If stores are opened more slowly than expected, sales at new stores reach targeted levels more slowly than expected (or fail to reach targeted levels) or related overhead costs increase in excess of expected levels, the Company’s ability to successfully implement its expansion strategy would be adversely affected. In addition, the Company expects to open new Barnes & Noble stores in certain markets in which the Company is already operating stores, which could adversely affect sales at those existing stores.

Furthermore, such expansion increases the complexity of the Company’s business and could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions, and there can be no assurance that the Company will be able to manage it effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as the Company employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit its growth. If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm the Company’s business.

There can be no assurance that the Company will sustain its rate of store growth or that it will achieve and sustain acceptable levels of profitability, particularly as other leading national and regional book, music and movie store chains develop and open stores.

The Company faces various risks as an Internet retailer.

The Company may require additional capital in the future to sustain or grow its online business. Business risks related to its online business include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, government regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on the Company’s business.

Changes in state sales and other tax collection regulations could harm the Company’s Internet business.

Barnes & Noble.com receives communications from time to time from various states regarding the applicability of state sales tax to sales made by Barnes & Noble.com to customers in their respective states. While management believes that the accompanying financial statements reflect the best current estimate of any potential liability in this area, there can be no assurance that the outcome of any discussions between Barnes & Noble.com and any state taxing authority will not result in the payment by Barnes & Noble.com of state taxes for prior periods, or that the amount of any such payments will not be materially in excess of any liability currently recorded.

If the Company is unable to renew or enter into new leases on favorable terms, its revenue growth may decline.

Most of the Company’s stores are located in leased premises. If the cost of leasing existing stores increases, the Company cannot assure that it will be able to maintain its existing store locations as leases expire. In addition, the Company may not be able to enter into new leases on favorable terms or at all, or it may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. The Company’s revenues and earnings may decline if the Company fails to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

The Company’s business is dependent on consumer spending patterns.

Sales of books, music and movies have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the Company’s control. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. A decline in consumer spending on books, music and movies, or in the strength of new product releases, could have a material adverse effect on the Company’s financial condition and results of operations and its ability to fund its expansion strategy.

The Company’s business is highly seasonal.

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the third quarter. During fiscal 2005, 34% of sales and 85% of operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year.

The Company’s results of operations may fluctuate from quarter to quarter, which could affect the Company’s business, financial condition and results of operations.

The Company’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond the Company’s control. These factors include the timing of new product releases, the timing of new store openings and shifts in the timing of certain promotions. These and other factors could affect the Company’s business, financial condition and results of operations, and this makes the prediction of the Company’s financial results on a quarterly basis difficult. Also, it is possible that the Company’s quarterly financial results may be below the expectations of public market analysts and investors.

The Company’s business relies on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Chief Executive Officer, Mitchell S. Klipper, Chief Operating Officer, and Marie J. Toulantis, Chief Executive Officer of Barnes & Noble.com, as well as certain other key officers of the Company and its subsidiaries. The loss of the services of any of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

The Company may engage in acquisitions which could negatively impact its business if it fails to successfully complete and integrate them.

To enhance its efforts to grow and compete, the Company may engage in acquisitions. Any future acquisitions are subject to the Company’s ability to negotiate favorable terms for them. Accordingly, the Company cannot assure that future acquisitions will be completed. In addition, to facilitate future acquisitions, the Company may take actions that could dilute the equity interests of its stockholders, increase its debt or cause it to assume contingent liabilities, all of which may have a detrimental effect on the price of its common stock. Finally, if any acquisitions are not successfully integrated with the Company’s business, the Company’s ongoing operations could be adversely affected.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

All but two of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 679 leased stores open as of January 28, 2006 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2007	18
2008	38
2009	40
2010	54
2011	84
2012 and later	445

All B. Dalton stores are leased. The leases generally provide for an initial 10-year term with no renewal option. Currently 10 store leases are on a month-to-month basis and the remaining 108 B. Dalton leases as of January 28, 2006 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2007	78
2008	16
2009	8
2010	1
2011	2
2012 and later	3

In addition to the bookstores, the Company leases eight distribution centers in New Jersey (6), Reno, Nevada (1) and Memphis, Tennessee (1) totaling 3,159,249 square feet.

In fiscal 2005, the Company opened its new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility is expected to provide adequate space to handle the Company’s growth over the next decade. The remaining New Jersey distribution centers leases expire in the following years: 2006 (4) and 2010 (1).

The Company leases a 600,000 square foot distribution center in Reno, Nevada which lease expires in 2010.

The Company leases a 380,000 square foot distribution center in Memphis, Tennessee which lease expires in 2010.

The Company’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 144,000 square feet of office space and expires in 2013.

The Company leases four additional locations in New York, New York for office space: 90,000 square feet under a lease, expiring in 2015, 25,400 square feet under a lease expiring in 2006, 35,500 square feet under a lease expiring in 2007 and 37,000 square feet under a lease expiring in 2014.

The Company also has 79,463 square feet of office space in Westbury, New York under a lease expiring in 2012.

The Company leases three locations in Austin, Texas and two locations in the United Kingdom for office and warehouse space for Calendar Club: 202,598, 124,200, 57,013, 40,016 and 22,363 square feet under leases expiring in 2014, 2012, 2006, 2007 and 2006, respectively.

The Company also has 15,000 square feet of office space in Asheville, North Carolina for Sterling Publishing under a lease expiring in 2007.

The Company also has 29,958 square feet of office space in Secaucus, New Jersey under a lease expiring in 2009.

ITEM 3. LEGAL PROCEEDINGS

There have been no material developments with respect to previously reported legal proceedings, except as follows:

On March 14, 2003, a Company employee filed a class action lawsuit in the Superior Court of California, Orange County against the Company. The complaint alleges that the Company improperly classified the assistant store managers, department managers and receiving managers working in its California stores as salaried exempt employees. The complaint alleges that these employees spent more than 50% of their time performing non-exempt work and should have been classified as non-exempt employees. The complaint alleges violations of the California Labor Code and California Business and Professions Code and sought relief, including overtime compensation, prejudgment interest, penalties, attorneys’ fees and costs. On November 18, 2004, an amended complaint was filed alleging that the Company improperly classified the music managers and café managers working in its California stores as salaried exempt employees. The parties reached agreement on a settlement that provides for a maximum payment of $10,000,000 to the class, including attorneys’ fees, costs and class representative enhancement an amount which is not different from that accrued by the Company. On March 21, 2006, the court entered final judgment on the settlement, and the case was dismissed with prejudice. The Company anticipates that the settlement funds will be disbursed in June 2006.

The class action lawsuit In Re Initial Public Offering Securities Litigation filed in the U.S. District Court, Southern District of New York in April 2002 (the Action) named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain) (a subsidiary of bn.com) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the 1933 Act) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the 1934 Act) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendants issuers, has been entered into. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the action, the terms of which are consistent with the MOU. The Settlement Agreement was submitted to the Court for approval and on February 15, 2005, the judge granted preliminary approval of the settlement, subject to certain modifications. The proposed settlement is expected to be funded by the defendants’ insurance companies. A court conference was held on March 29, 2006. The purposes of the conference were to: (1) set an agenda for the settlement fairness hearing on April 24; (2) determine the timing and scope of any submissions planned by the parties before and/or after the fairness hearing; and (3) give the parties an opportunity to raise any other issues related to the fairness hearing.

Barnes & Noble.com receives communications from time to time from various states regarding the applicability of state sales tax to sales made by Barnes & Noble.com to customers in their respective states. While management believes that the accompanying financial statements reflect the best current estimate of any potential liability in this area, there can be no assurance that the outcome of any discussions between Barnes & Noble.com and any state taxing authority will not result in the payment by Barnes & Noble.com of state taxes for prior periods, or that the amount of any such payments will not be materially in excess of any liability currently recorded.

In addition to the above actions, various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these other proceedings primarily includes commercial disputes, personal injury claims and employment issues. The results of these other proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 28, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$36.00	31.25	25.62	20.90
Second Quarter	42.49	34.10	25.74	19.64
Third Quarter	42.12	34.09	26.55	22.10
Fourth Quarter	44.75	35.30	33.15	23.41

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

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of March 31, 2006
Common stock, $0.001 par value	2,121

Dividends

On August 18, 2005, the Company announced it had authorized the initiation of a quarterly cash dividend of $0.15 per share. Quarterly cash dividends of $0.15 per share were paid on September 30, 2005 to stockholders of record at the close of business on September 9, 2005, on December 30, 2005 to stockholders of record at the close of business on December 9, 2005 and on March 31, 2006 to stockholders of record at the close of business on March 10, 2006. During fiscal 2004, the Company did not declare or pay any cash dividends or make distributions or payments on its common stock.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
October 30, 2005 – November 26, 2005	375,000	$36.67	375,000	$171,231,000
November 27, 2005 – December 31, 2005	—	$—	—	$171,231,000
January 1, 2006 – January 28, 2006	—	$—	—	$171,231,000

Total	375,000	$36.67	375,000

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed this $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 28, 2006, the Company has repurchased 7,682,700 shares at a cost of approximately $282.7 million under these programs in fiscal 2005, bringing the combined total of repurchases under these programs to 16,690,400 shares at a cost of approximately $479.0 million. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $171.0 million as of January 28, 2006. During the first quarter of fiscal 2006 (through March 31, 2006), the Company repurchased 1,602,000 shares at a cost of $68.2 million. All repurchased shares are held in treasury.

ITEM 6. SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 28, 2006 (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 28, 2006, the Company’s cash and cash equivalents totaled approximately $372,586,000.

Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest-rate options based on the prime rate or the Eurodollar rate depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its credit facility. The Company did not have any amounts outstanding under the facility at January 28, 2006 and January 29, 2005.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of January 28, 2006 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 as stated in their report incorporated herein as part of the Company’s Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended January 28, 2006 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year ended January 28, 2006 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of January 28, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,769,000	$18.61	4,946,514
Equity compensation plans not approved by security holders	—	—	—

Total	9,769,000	$18.61	4,946,514

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

      2. Schedule:

Valuation and Qualifying Accounts.

For the 52-week period ended January 28, 2006, January 29, 2005 and January 31, 2004 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Businesses acquired	Charged to other accounts	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
January 28, 2006	$2,820	$403	$—	$62	$(403)	$2,882
January 29, 2005	$5,343	$244	$—	$(2,593)	$(174)	$2,820
January 31, 2004	$2,318	$1,145	$1,892	$187	$(199)	$5,343

      3. Exhibits:

The following are filed as Exhibits to this form:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the Company, B&N.com Holding Corp., B&N.com Acquisition Corp., and barnesandnoble.com inc., dated as of January 8, 2004. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company filed May 30, 1996. (3)

3.3	Amended and Restated By-laws of the Company. (2)

3.4	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of the Company. (3)

3.5	Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 17, 1998 and filed July 17, 1998. (3)

4.1	Specimen Common Stock certificate. (1)

4.2	Rights Agreement, dated as of July 10, 1998, between the Company and The Bank of New York, as Rights Agent. (3)

10.1	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (1)

10.2	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (4)

10.3	Employment Agreement between the Company and Mitchell S. Klipper dated as of February 18, 2002. (5)

10.4	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (7)

10.5	Employment Agreement, dated as of March 9, 2005, between barnesandnoble.com llc and Marie Toulantis. (11)

10.6	Credit Agreement, dated as of June 17, 2005, among the Borrowers, Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA, Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Documentation Agents. Banc of America Securities LLC and JPMorgan Securities Inc. acted as joint Lead Arrangers and Co-Book Managers under the Agreement. (14)

Exhibit No.	Description
10.7	Subsidiary Guaranty Agreement, dated as of June 17, 2005, made by Doubleday Book Shops, Inc., B&N.Com Holding Corp., CCI Holdings, Inc., B&N General Partner (Texas) Corp., B&N Limited Partner (Texas) Corp., barnesandnoble.com inc., Barnes & Noble Bookquest LLC, Marketing Services (Minnesota) Corp. and Barnes & Noble Services, Inc., as Guarantors, to Bank of America, N.A., as Administrative Agent for each of the Lenders. (14)

10.16	The Company’s Amended and Restated 1996 Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed with the Securities and Exchange Commission on June 14, 2002. (6)

10.17	The Company’s 2004 Executive Performance Plan. (9)

10.18	The Company’s 2004 Incentive Plan. (9)

10.19	The Company’s Deferred Compensation Plan. (8)

10.20	Form of Option Award Agreement of the Company. (13)

10.21	Form of Restricted Stock Award Agreement of the Company. (13)

10.22	Promissory Note, dated as of October 1, 2004, made by GameStop in favor of B&N GameStop Holding Corp. (10)

10.23	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and GameStop Corp. (10)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (15)

14.1	Code of Ethics for Senior Financial Officers. (8)

20.1	Information Statement and Questions and Answers document, dated November 5, 2004. (12)

21.1	List of Subsidiaries. (15)

23.1	Consent of BDO Seidman, LLP. (15)

23.2	Report of BDO Seidman, LLP. (15)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.
(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.
(4)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.
(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.
(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 3, 2002.
(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
(8)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(9)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.
(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.
(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.
(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2004.
(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2005.
(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Stephen Riggio
Stephen Riggio
Chief Executive Officer
April 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio	Chairman of the Board	April 5, 2006
Leonard Riggio

/s/ Stephen Riggio	Vice Chairman and Chief Executive Officer (principal executive officer)	April 5, 2006
Stephen Riggio

/s/ Joseph J. Lombardi	Chief Financial Officer (principal financial and accounting officer)	April 5, 2006
Joseph J. Lombardi

/s/ Michael N. Rosen	Secretary and Director	April 5, 2006
Michael N. Rosen

/s/ Matthew A. Berdon	Director	April 5, 2006
Matthew A. Berdon

/s/ Michael J. Del Giudice	Director	April 5, 2006
Michael J. Del Giudice

/s/ William Dillard II	Director	April 5, 2006
William Dillard II

/s/ Irene R. Miller	Director	April 5, 2006
Irene R. Miller

/s/ Margaret T. Monaco	Director	April 5, 2006
Margaret T. Monaco

/s/ William F. Reilly	Director	April 5, 2006
William F. Reilly

/s/ William Sheluck, Jr.	Director	April 5, 2006
William Sheluck, Jr.