Form 10-Q
period 2006-04-29
BARNES & NOBLE INC
filed 2006-06-02
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Number of shares of $.001 par value common stock outstanding as of May 31, 2006: 66,080,704.

BARNES & NOBLE, INC. AND SUBSIDIARIES

April 29, 2006

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	April 29, 2006	April 30, 2005

Sales	$1,114,735	1,097,170
Cost of sales and occupancy	775,985	769,819

Gross profit	338,750	327,351

Selling and administrative expenses	281,142	266,059
Depreciation and amortization	40,555	43,311
Pre-opening expenses	3,280	2,447

Operating profit	13,773	15,534
Interest income (expense) (net of interest income of $2,042 and $2,835, respectively) and amortization of deferred financing fees	1,510	(329)

Income before taxes and minority interest	15,283	15,205
Income taxes	6,228	6,196

Income before minority interest	9,055	9,009
Minority interest	936	897

Net income	$9,991	9,906

Income per common share
Basic	$0.15	0.14
Diluted	$0.14	0.13

Weighted average common shares outstanding
Basic	65,745	69,722
Diluted	70,100	74,400

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	April 29, 2006	April 30, 2005	January 28, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,616	322,095	372,586
Receivables, net	97,288	94,292	99,117
Merchandise inventories	1,366,480	1,307,421	1,313,997
Prepaid expenses and other current assets	77,087	125,733	74,476

Total current assets	1,598,471	1,849,541	1,860,176

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	983,603	958,827	984,535
Fixtures and equipment	1,199,796	1,083,330	1,174,973

	2,186,646	2,045,404	2,162,755
Less accumulated depreciation and amortization	1,392,324	1,250,446	1,356,379

Net property and equipment	794,322	794,958	806,376

Goodwill	262,681	267,311	263,731
Intangible assets, net	93,110	96,196	93,834
Deferred taxes	114,720	123,682	114,046
Other noncurrent assets	24,325	36,881	25,969

Total assets	$2,887,629	3,168,569	3,164,132

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	April 29, 2006	April 30, 2005	January 28, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$768,591	729,779	828,852
Accrued liabilities	540,544	496,852	683,816

Total current liabilities	1,309,135	1,226,631	1,512,668

Long-term debt	—	245,000	—
Deferred taxes	157,344	193,743	158,035
Other long-term liabilities	363,294	370,812	367,531

Minority interest	9,121	8,044	10,057

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 84,180, 80,270 and 83,370 shares issued, respectively	84	80	83
Additional paid-in capital	1,116,859	1,007,922	1,091,018
Accumulated other comprehensive loss	(8,965)	(9,781)	(9,085)
Retained earnings	512,617	396,040	512,594
Treasury stock, at cost, 18,843, 11,162 and 16,690 shares, respectively	(571,860)	(269,922)	(478,769)

Total shareholders’ equity	1,048,735	1,124,339	1,115,841

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,887,629	3,168,569	3,164,132

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total

Balance at January 28, 2006	$83	1,091,018	(9,085)	512,594	(478,769)	$1,115,841

Comprehensive income:
Net income	—	—	—	9,991	—
Other comprehensive income:
Foreign currency translation	—	—	120	—	—
Total comprehensive income						10,111
Exercise of 735 common stock options	1	12,753	—	—	—	12,754
Stock options and restricted stock tax benefits	—	8,765	—	—	—	8,765
Stock-based compensation expense	—	4,323	—	—	—	4,323
Cash dividend paid to stockholders	—	—	—	(9,968)	—	(9,968)
Treasury stock acquired, 2,152 shares	—	—	—	—	(93,091)	(93,091)

Balance at April 29, 2006	$84	1,116,859	(8,965)	512,617	(571,860)	$1,048,735

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	13 weeks ended
	April 29, 2006	April 30, 2005

Cash flows from operating activities:
Net income	$9,991	9,906
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	40,555	43,681
Stock-based compensation expense	4,323	454
(Gain) loss on disposal of property and equipment	399	(171)
Minority interest	(936)	(897)
Decrease in other long-term liabilities for scheduled rent increases in long-term leases	(4,237)	(3,024)
Changes in operating assets and liabilities, net	(254,362)	(165,086)

Net cash flows from operating activities	(204,267)	(115,137)

Cash flows from investing activities:
Purchases of property and equipment	(30,679)	(38,511)
Net decrease in other noncurrent assets	1,516	459

Net cash flows from investing activities	(29,163)	(38,052)

Cash flows from financing activities:
Proceeds from exercise of common stock options	12,754	13,531
Excess tax benefit from stock-based compensation	8,765	—
Cash dividend paid to shareholders	(9,968)	—
Purchase of treasury stock through repurchase program	(93,091)	(73,899)

Net cash flows from financing activities	(81,540)	(60,368)

Net decrease in cash and cash equivalents	(314,970)	(213,557)

Cash and cash equivalents at beginning of period	372,586	535,652

Cash and cash equivalents at end of period	$57,616	322,095

Changes in operating assets and liabilities, net:
Receivables, net	$1,829	(8,135)
Merchandise inventories	(52,483)	(32,843)
Prepaid expenses and other current assets	459	(40,593)
Accounts payable and accrued liabilities	(204,167)	(83,515)

Changes in operating assets and liabilities, net	$(254,362)	(165,086)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(1,205)	(1,809)
Income taxes	$58,498	51,687

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of April 29, 2006 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 28, 2006 (fiscal 2005). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 29, 2006 are not indicative of the results to be expected for the 53 weeks ending February 3, 2007 (fiscal 2006).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 95%, 96% and 95% of the Company’s merchandise inventories as of April 29, 2006, April 30, 2005 and January 28, 2006, respectively. The remaining merchandise inventories are recorded based on the average cost method.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

The Company also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

(2)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Income Taxes

The tax provisions for the 13 weeks ended April 29, 2006 and April 30, 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

(4)	Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 13 weeks ended April 29, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123.

At April 29, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the 13 weeks ended April 29, 2006, including the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $4,324. The total compensation expense related to stock-based awards granted under these plans during the 13 weeks ended April 30, 2005, reflecting compensation expense recognized in accordance with APB 25, was $454. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding four fiscal years.

As a result of adopting SFAS 123R, the impact to the consolidated statements of operations for the 13 weeks ended April 29, 2006 on income before income taxes and minority interest, and net income was a reduction of $2,870 and $1,700, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the 13 weeks ended April 29, 2006 was a reduction of $0.02 per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $8,765 of excess tax benefits as financing cash flows for the 13 weeks ended April 29, 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during the 13 weeks ended April 29, 2006 (in accordance with the provisions of SFAS 123R) and during the 13 weeks ended April 30, 2005 (in accordance with the provisions of APB 25) was $1,762 and $185, respectively.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the 13 weeks ended April 30, 2005:

For the 13 weeks ended April 30, 2005

Net income – as reported	$9,906
Add: Stock-based compensation expense included in reported net income, net of taxes	454
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,511)

Pro forma net income for SFAS No. 123	$7,849

Basic earnings per share:
As reported	$0.14
Pro forma for SFAS No. 123	$0.11

Diluted earnings per share:
As reported	$0.13
Pro forma for SFAS No. 123	$0.10

The Company has share-based awards outstanding under its 1996 Incentive Plan (the 1996 Plan) and its 2004 Incentive Plan (the 2004 Plan). Stock options granted and outstanding under each of the plans generally begin vesting in one year in 33-1/3% or 25% increments per year, expire 10 years from issuance and are conditioned upon continued employment during the vesting period.

The 2004 Plan and the 1996 Plan allow the Company to grant options to purchase up to 17,667,737 and 4,754,464 shares of common stock, respectively. Restricted stock awards are counted against this limit as two shares for every one share granted.

Beginning in the fourth quarter of fiscal 2004, certain employees of the Company and each of its independent directors have been granted restricted stock awards. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Restricted stock awards vest over a period of one to five years. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over four years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on traded options volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over four years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 weeks ended April 29, 2006 and April 30, 2005 were as follows:

	13 weeks ended April 29, 2006	13 weeks ended April 30, 2005

Weighted average fair value of grants	$10.58	$12.52
Volatility	24.00%	30.00%
Risk-free interest rate	4.43%	4.24%
Expected life	5 years	6 years
Expected dividend yield	1.44%	0.00%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 13 weeks ended April 29, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 28, 2006	9,769	$18.61
Granted	5	41.55
Exercised	(735)	17.36
Forfeited	(39)	18.38

Balance, April 29, 2006	9,000	18.73	6.38 years	$237,170

Vested and expected to vest in the future at April 29, 2006	8,882	18.70	6.36 years	$234,268
Exercisable at April 29, 2006	6,535	18.10	5.89 years	$176,288
Available for grant at April 29, 2006	2,324

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 29, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the 13 weeks ended April 29, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $20,141.

As of April 29, 2006, there was $14,174 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises for the 13 weeks ended April 29, 2006 was $12,754. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $8,207 for the 13 weeks ended April 29, 2006.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

Restricted stock awards as of April 29, 2006 and changes during the 13 weeks ended April 29, 2006 were as follows:

	13 weeks ended April 29, 2006
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value

Balance, January 28, 2006	452	$33.60
Granted	472	45.87
Vested	(110)	33.77
Forfeited	(7)	34.19

Balance, April 29, 2006	807	40.74

Total fair value of shares of restricted stock that vested during the 13 weeks ended April 29, 2006 was $5,083. As of April 29, 2006, there was $31,891 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.4 years.

For the 13 weeks ended April 29, 2006, stock-based compensation expense of $4,324 (or $0.04 per diluted share) is included in selling and administrative expenses.

(5)	Changes in Intangible Assets and Goodwill

The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing during the 52 weeks ended February 1, 2003, the purchase of Bertelsmann AG’s interest in Barnes & Noble.com during the 52 weeks ended January 31, 2004 and the purchase of the public interest in Barnes & Noble.com during the 52 weeks ended January 29, 2005:

	As of April 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Total

Amortizable intangible assets	$29,363	(14,405)	$14,958
Unamortizable intangible assets	78,152	—	78,152

	$107,515	(14,405)	$93,110

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

Amortized intangible assets consist primarily of author contracts and customer lists and relationships, which are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 13 weeks ended April 29, 2006	$727

Estimated Amortization Expense:
(12 months ending on or about January 31)
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382
2011	$2,023

The changes in the carrying amount of goodwill for the 13 weeks ended April 29, 2006 are as follows:

Balance as of January 28, 2006	$263,731
Foreign currency translation	57
Benefit of excess tax amortization	(1,107)

Balance as of April 29, 2006	$262,681

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

(6)	Pension and Other Postretirement Benefit Plans

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

Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks ended April 29, 2006 and April 30, 2005 is as follows:

	Pension Plan		Postretirement Plan
	13 weeks ended		13 weeks ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Service cost	$—	—	—	—
Interest cost	572	571	44	72
Expected return on plan assets	(726)	(692)	—	—
Net amortization and deferral	315	390	1	32

Net periodic expense	$161	269	45	104

(7)	Subsequent Events

On May 18, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on June 9, 2006, payable on June 30, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of April 29, 2006 and April 30, 2005, and the related consolidated statements of operations for the 13 week periods ended April 29, 2006 and April 30, 2005, changes in shareholders’ equity for the 13 week period ended April 29, 2006, and cash flows for the 13 week periods ended April 29, 2006 and April 30, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended April 29, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of January 28, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended January 28, 2006; and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

May 18, 2006

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $57.6 million as of April 29, 2006, compared with $322.1 million as of April 30, 2005.

Merchandise inventories increased $59.1 million, or 4.5%, to $1,366.5 million as of April 29, 2006, compared with $1,307.4 million as of April 30, 2005. This increase was primarily due to the ramping up of inventory in the new distribution center and the opening of 28 Barnes & Noble stores over the last twelve months, offset by 15 Barnes & Noble store closings.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Web site. Capital expenditures totaled $30.7 million and $38.5 million during the 13 weeks ended April 29, 2006 and April 30, 2005, respectively.

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

The Company had no outstanding debt under its New Facility and $245.0 million in borrowings outstanding under its Prior Facility’s term loan on April 29, 2006 and April 30, 2005, respectively.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under its New Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

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

On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 29, 2006, the Company has repurchased 18,842,800 shares at a cost of approximately $571.9 million under its share repurchase programs. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $78.0 million as of April 29, 2006. The repurchased shares are held in treasury.

On February 24, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share which was paid on March 31, 2006 to stockholders of record at the close of business on March 10, 2006. On May 18, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on June 9, 2006, payable on June 30, 2006.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Results of Operations

13 weeks ended April 29, 2006 compared with the 13 weeks ended April 30, 2005

Sales

During the 13 weeks ended April 29, 2006, the Company’s sales increased $17.6 million, or 1.6%, to $1,114.7 million from $1,097.2 million during the 13 weeks ended April 30, 2005. This increase was primarily attributable to a $21.3 million increase in sales at Barnes & Noble stores, offset by a $8.2 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased 2.2% to $980.5 million from $959.2 million during the same period a year ago and accounted for 88.0% of total Company sales. The 2.2% increase in Barnes & Noble store sales was primarily attributable to the opening of 28 new stores since April 30, 2005, which contributed to a 3.0% increase in square footage, offset by a 0.3% decrease in comparable store sales during the 13 weeks ended April, 29, 2006.

During the 13 weeks ended April 29, 2006, B. Dalton sales declined 26.1% and represented 2.1% of total Company sales. The decrease was primarily a result of 37 store closings and a 29.6% reduction in its square footage since April 30, 2005, coupled with a decrease in comparable store sales of 1.8% during the 13 weeks ended April 29, 2006.

During the 13 weeks ended April 29, 2006, the Company opened eight Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble stores to 684 with 17.1 million square feet. The Company closed five B. Dalton stores, ending the period with 113 B. Dalton stores and 0.4 million square feet. As of April 29, 2006, the Company operated 797 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended April 29, 2006, cost of sales and occupancy increased $6.2 million, or 0.8%, to $776.0 million from $769.8 million during the 13 weeks ended April 30, 2005. As a percentage of sales, cost of sales and occupancy decreased to 69.6% from 70.2% from the same period one year ago. This decrease was primarily attributable to lower markdowns due to lower sales of heavily discounted bestsellers, reduced purchases from wholesalers and a shift in the merchandise mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $15.1 million to $281.1 million during the 13 weeks ended April 29, 2006 from $266.1 million during the 13 weeks ended April 30, 2005. During the first quarter, selling and administrative expenses increased as a percentage of sales to 25.2% from 24.2% during the prior year period. This increase was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) and the related expense associated with stock compensation costs, as well as sales deleveraging due to negative comparable store sales.

Depreciation and Amortization

During the first quarter, depreciation and amortization decreased $2.8 million, or 6.4%, to $40.6 million from $43.3 million during the same period last year. The decrease was primarily due to lower depreciation on certain Barnes & Noble store assets that became fully depreciated.

Pre-opening Expenses

Pre-opening expenses increased $0.8 million, or 34.0%, to $3.3 million during the 13 weeks ended April 29, 2006 from $2.4 million for the 13 weeks ended April 30, 2005. The increase in pre-opening expenses was primarily the result of higher costs associated with the locations of the eight new Barnes & Noble stores opened during the 13 weeks ended April 29, 2006, compared with the locations of the seven new Barnes & Noble stores opened during the 13 weeks ended April 30, 2005.

Operating Profit

The Company’s consolidated operating profit decreased $1.8 million, or 11.3%, to $13.8 million during the 13 weeks ended April 29, 2006, from $15.5 million during the 13 weeks ended April 30, 2005. This decrease was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income and amortization of deferred financing fees increased $1.8 million to $1.5 million during the 13 weeks ended April 29, 2006 from ($0.3) million during the 13 weeks ended April 30, 2005. The increase was primarily the result of the repayment of the Company’s prior outstanding $245 million term loan resulting in a decrease in gross interest expense of $2.6 million, or 83.2%, to $0.5 million for the 13 weeks ended April 29, 2006 from $3.2 million for the 13 weeks ended April 30, 2005.

Income Taxes

Income taxes during the 13 weeks ended April 29, 2006 and April 30, 2005 were $6.2 million. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the first quarter of fiscal 2006 and fiscal 2005.

Minority Interest

Minority interest was $0.9 million during the first quarter of fiscal 2006 and fiscal 2005 and relates to Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $10.0 million (or $0.14 per diluted share) during the 13 weeks ended April 29, 2006, compared with net income of $9.9 million (or $0.13 per diluted share) during the 13 weeks ended April 30, 2005.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 95%, 96% and 95% of the Company’s merchandise inventories as of April 29, 2006, April 30, 2005 and January 28, 2006, respectively. The remaining merchandise inventories are recorded based on the average cost method.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

The Company also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 13 weeks ended April 29, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on traded option volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 4 to the consolidated financial statements for a further discussion on stock-based compensation.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At April 29, 2006, the Company had $794.3 million of property and equipment, net of accumulated depreciation, and $15.0 million of amortizable intangible assets, net of amortization, accounting for approximately 28.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At April 29, 2006, the Company had $262.7 million of goodwill and $78.1 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 11.8% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2005 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Gift Cards. Revenue associated with gift cards is deferred until redemption of the gift card. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote and records this amount in income based upon the Company’s historical redemption patterns. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded.

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the successful and timely completion and integration of the Company’s new distribution center, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 29, 2006, the Company’s cash and cash equivalents totaled approximately $57.6 million.

Additionally, the Company may from time to time borrow money under its New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its New Facility. The Company had no outstanding debt under its New Facility and $245.0 million in borrowings outstanding under its Prior Facility’s term loan on April 29, 2006 and April 30, 2005, respectively.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments with respect to previously reported legal proceedings.

Item 1.	A Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans

January 29, 2006 – February 25, 2006	1,300,000	$42.41	1,300,000	$116,103,000
February 26, 2006 – April 1, 2006	302,000	$43.23	302,000	$103,047,000
April 2, 2006 – April 29, 2006	550,400	$45.25	550,400	$78,141,000

Total	2,152,400	$43.25	2,152,400

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed this $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended October 29, 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 29, 2006, the Company has repurchased 2,152,400 shares at a cost of approximately $93.1 million under these programs in fiscal 2006, bringing the combined total of repurchases under these programs to 18,842,800 shares at a cost of approximately $571.9 million. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $78.1 million as of April 29, 2006. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) /15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

June 2, 2006

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.