Form 10-Q
period 2006-07-29
BARNES & NOBLE INC
filed 2006-08-31
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Number of shares of $.001 par value common stock outstanding as of August 28, 2006: 65,606,441.

BARNES & NOBLE, INC. AND SUBSIDIARIES

July 29, 2006

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Sales	$1,156,159	1,170,800	2,270,894	2,267,970
Cost of sales and occupancy	806,637	827,490	1,582,622	1,597,309

Gross profit	349,522	343,310	688,272	670,661

Selling and administrative expenses	278,679	275,382	559,821	541,441
Depreciation and amortization	41,217	43,198	81,772	86,509
Pre-opening expenses	2,705	2,662	5,985	5,109

Operating profit	26,921	22,068	40,694	37,602
Interest income (expense) (net of interest income of $441, $1,564, $2,483 and $4,390, respectively) and amortization of deferred financing fees	(724)	(665)	786	(994)

Income before taxes and minority interest	26,197	21,403	41,480	36,608
Income taxes	10,675	8,722	16,903	14,918

Income before minority interest	15,522	12,681	24,577	21,690
Minority interest	1,054	786	1,990	1,683

Net income	$16,576	13,467	26,567	23,373

Income per common share
Basic	$0.25	0.20	0.41	0.34
Diluted	$0.24	0.18	0.38	0.32

Weighted average common shares outstanding
Basic	65,070	68,323	65,408	69,023
Diluted	68,895	73,087	69,499	73,743

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 29, 2006	July 30, 2005	January 28, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,776	21,315	372,586
Receivables, net	131,371	112,114	99,117
Merchandise inventories	1,375,900	1,336,174	1,313,997
Prepaid expenses and other current assets	85,400	102,443	74,476

Total current assets	1,614,447	1,572,046	1,860,176

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	973,391	976,579	984,535
Fixtures and equipment	1,245,443	1,121,202	1,174,973

	2,222,081	2,101,028	2,162,755
Less accumulated depreciation and amortization	1,428,320	1,293,732	1,356,379

Net property and equipment	793,761	807,296	806,376

Goodwill	261,678	265,901	263,731
Intangible assets, net	92,470	95,351	93,834
Deferred taxes	114,949	124,152	114,046
Other noncurrent assets	25,478	36,861	25,969

Total assets	$2,902,783	2,901,607	3,164,132

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 29, 2006	July 30, 2005	January 28, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755,500	760,806	828,852
Accrued liabilities	524,463	475,987	683,816

Total current liabilities	1,279,963	1,236,793	1,512,668

Long-term debt	41,000	9,000	—
Deferred taxes	158,035	193,743	158,035
Other long-term liabilities	378,195	379,134	367,531

Minority interest	7,094	6,442	10,057

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 84,335, 81,377 and 83,370 shares issued, respectively	84	81	83
Additional paid-in capital	1,125,715	1,037,321	1,091,018
Accumulated other comprehensive loss	(8,826)	(10,347)	(9,085)
Retained earnings	519,211	409,507	512,594
Treasury stock, at cost, 19,520, 13,503 and 16,690 shares, respectively	(597,688)	(360,067)	(478,769)

Total shareholders’ equity	1,038,496	1,076,495	1,115,841

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,902,783	2,901,607	3,164,132

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholder’s Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total

Balance at January 28, 2006	$83	1,091,018	(9,085)	512,594	(478,769)	$1,115,841

Comprehensive income:
Net income	—	—	—	26,567	—
Other comprehensive income:
Foreign currency translation	—	—	259	—	—
Total comprehensive income						26,826
Exercise of 887 common stock options	1	15,281	—	—	—	15,282
Stock options and restricted stock tax benefits	—	10,136	—	—	—	10,136
Stock-based compensation expense	—	9,280	—	—	—	9,280
Cash dividends paid to stockholders	—	—	—	(19,950)	—	(19,950)
Treasury stock acquired, 2,829 shares	—	—	—	—	(118,919)	(118,919)

Balance at July 29, 2006	$84	1,125,715	(8,826)	519,211	(597,688)	$1,038,496

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net income	$26,567	23,373
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	82,021	87,111
Stock-based compensation expense	9,280	1,553
Increase (decrease) in other long-term liabilities for tenant allowances and scheduled rent increases	8,471	(4,484)
Minority interest	(1,990)	(1,683)
Deferred taxes	1,312	1,293
Loss on disposal of property and equipment	567	1,127
Changes in operating assets and liabilities, net	(331,019)	(161,868)

Net cash flows from operating activities	(204,791)	(53,578)

Cash flows from investing activities:
Purchases of property and equipment	(72,770)	(92,287)
Net decrease in other noncurrent assets	218	247

Net cash flows from investing activities	(72,552)	(92,040)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(118,919)	(164,044)
Net increase in revolving credit debt	41,000	9,000
Cash dividends paid to shareholders	(19,950)	—
Proceeds from exercise of common stock options	15,282	32,141
Excess tax benefit from stock-based compensation	10,136	—
Dividend to minority interest	(1,016)	(816)
Repayment of debt	—	(245,000)

Net cash flows from financing activities	(73,467)	(368,719)

Net decrease in cash and cash equivalents	(350,810)	(514,337)
Cash and cash equivalents at beginning of period	372,586	535,652

Cash and cash equivalents at end of period	$21,776	21,315

Changes in operating assets and liabilities, net:
Receivables, net	$(30,061)	(16,175)
Merchandise inventories	(61,903)	(61,596)
Prepaid expenses and other current assets	(10,924)	(17,303)
Accounts payable and accrued liabilities	(228,131)	(66,794)

Changes in operating assets and liabilities, net	$(331,019)	(161,868)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(657)	1,231
Income taxes	$72,690	61,328

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 29, 2006 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 28, 2006 (fiscal 2005). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 29, 2006 are not indicative of the results to be expected for the 53 weeks ending February 3, 2007 (fiscal 2006).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 94% of the Company’s merchandise inventories as of July 29, 2006 and 95% of the Company’s merchandise inventories as of July 30, 2005 and January 28, 2006. The remaining merchandise inventories are recorded based on the average cost method.

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

(3) Income Taxes

The tax provisions for the 26 weeks ended July 29, 2006 and July 30, 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

(4) Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 13 weeks and 26 weeks ended July 29, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123.

At July 29, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the 13 weeks and 26 weeks ended July 29, 2006, including the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $4,956 and $9,280, respectively. The total compensation expense related to stock-based awards granted under these plans during the 13 weeks and 26 weeks ended July 30, 2005, reflecting compensation expense recognized in accordance with APB 25, was $1,099 and $1,553, respectively. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs, net of an estimated forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for the first half of fiscal 2006 based on its historical experience during the preceding four fiscal years.

As a result of adopting SFAS 123R, the impact to the consolidated statements of operations for the 13 weeks ended July 29, 2006 on income before income taxes and minority interest, and net income was a reduction of $2,614 and $1,549, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the 13 weeks ended July 29, 2006 was a reduction of $0.02 per share.

As a result of adopting SFAS 123R , the impact to the consolidated statements of operations for the 26 weeks ended July 29, 2006 on income before income taxes and minority interest, and net income was a reduction of $5,484 and $3,249, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the 26 weeks ended July 29, 2006 was a reduction of $0.05 per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $10,136 of excess tax benefits as financing cash flows for the 26 weeks ended July 29, 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during the 13 weeks and 26 weeks ended July 29, 2006 (in accordance with the provisions of SFAS 123R) and during the 13 weeks and 26 weeks ended July 30, 2005 (in accordance with the provisions of APB 25) was $2,020, $3,782, $448 and $633, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the 13 weeks and 26 weeks ended July 30, 2005:

	For the 13 weeks ended July 30, 2005	For the 26 weeks ended July 30, 2005
Net income – as reported	$13,467	23,373
Add: Stock-based compensation expense included in reported net income, net of taxes	1,099	1,553
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,571)	(5,082)

Pro forma net income for SFAS No. 123	$11,995	19,844

Basic earnings per share:
As reported	$0.20	0.34
Pro forma for SFAS No. 123	$0.18	0.29
Diluted earnings per share:
As reported	$0.18	0.32
Pro forma for SFAS No. 123	$0.17	0.27

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

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

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 weeks and 26 weeks ended July 29, 2006 and July 30, 2005 were as follows:

	13 weeks ended		26 weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Weighted average fair value of grants	$11.17	$13.03	$11.10	$12.69
Volatility	31.00%	30.00%	30.22%	30.00%
Risk-free interest rate	4.97%	4.11%	4.91%	4.19%
Expected life	5 years	6 years	5 years	6 years
Expected dividend yield	1.65%	0.00%	1.63%	0.00%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 26 weeks ended July 29, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 28, 2006	9,769	$18.61
Granted	45	36.94
Exercised	(887)	17.22
Forfeited	(80)	17.81

Balance, July 29, 2006	8,847	18.85	6.15 years	$132,908

Vested and expected to vest in the future at July 29, 2006	8,751	18.83	6.13 years	$131,681
Exercisable at July 29, 2006	7,164	18.02	5.77 years	$113,430
Available for grant at July 29, 2006	4,069

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 29, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the 26 weeks ended July 29, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $23,504.

As of July 29, 2006, there was $11,653 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.8 years.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

Restricted stock awards as of July 29, 2006 and changes during the 26 weeks ended July 29, 2006 were as follows:

	26 weeks ended July 29, 2006
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, January 28, 2006	452	$33.60
Granted	479	45.85
Vested	(110)	33.77
Forfeited	(22)	38.03

Balance, July 29, 2006	799	40.79

Total fair value of shares of restricted stock that vested during the 26 weeks ended July 29, 2006 was $5,083. As of July 29, 2006, there was $29,227 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.2 years.

For the 26 weeks ended July 29, 2006, stock-based compensation expense of $9,280 (or $0.08 per diluted share) is included in selling and administrative expenses.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

(5) Changes in Intangible Assets and Goodwill

The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing during the 52 weeks ended February 1, 2003, the purchase of Bertelsmann AG’s interest in Barnes & Noble.com during the 52 weeks ended January 31, 2004 and the purchase of the public interest in Barnes & Noble.com during the 52 weeks ended January 29, 2005:

	As of July 29, 2006
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Contracts	$18,461	(6,425)	$12,036
Customer lists and relationships	7,700	(7,485)	215
D&O Insurance	3,202	(1,156)	2,046

	$29,363	(15,066)	$14,297

Unamortizable intangible assets
Trade name			$48,400
Copyrights			112
Contracts			29,661

			$78,173

Amortized intangible assets consist primarily of author contracts and customer lists and relationships, which are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 26 weeks ended July 29, 2006	$1,388

Estimated Amortization Expense:
(12 months ending on or about January 31)
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382
2011	$2,023

The changes in the carrying amount of goodwill for the 26 weeks ended July 29, 2006 are as follows:

Balance as of January 28, 2006	$263,731
Foreign currency translation	161
Benefit of excess tax amortization	(2,214)

Balance as of April 29, 2006	$261,678

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

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

Net periodic benefit cost for the Pension Plan and the Postretirement Plan for the 13 weeks and 26 weeks ended July 29, 2006 and July 30, 2005 is as follows:

	Pension Plan
	13 weeks ended		26 weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$—	—	—	—
Interest cost	572	571	1,144	1,142
Expected return on plan assets	(726)	(692)	(1,452)	(1,384)
Net amortization and deferral	315	390	630	780

Net periodic expense	$161	269	322	538

	Postretirement Plan
	13 weeks ended		26 weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$—	—	—	—
Interest cost	44	72	88	144
Expected return on plan assets	—	—	—	—
Net amortization and deferral	1	32	2	64

Net periodic expense	$45	104	90	208

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

(7) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations or cash flows.

(8) Legal Proceedings

On July 6, 2006, a putative shareholder filed a derivative complaint in New York County Supreme Court against the Company, certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duties and unjust enrichment in connection with the grant of certain stock options to executive officers of the Company. The complaint seeks damages in favor of the Company in an unspecified amount, as well as disgorgement of the options which are the subject of the action (and any proceeds from the exercise of those options and any subsequent sale of the underlying stock) and equitable relief. Thereafter, two substantially identical derivative complaints were filed in the same court. The Company is reviewing the complaints and will respond appropriately.

Subsequent to the initial lawsuit, the Securities and Exchange Commission (the SEC) informed the Company that the SEC is conducting an informal inquiry into the Company’s stock option practices. The Company is fully cooperating with the SEC’s inquiry.

On August 25, 2006, the Company received a subpoena from the United States Attorney for the Southern District of New York requesting documents regarding the Company’s stock option practices. The Company is cooperating fully in responding to that subpoena.

As previously announced by the Company, a Special Committee of the Company’s Board of Directors, consisting of Patricia Higgins, assisted by independent legal counsel, is reviewing the Company’s stock option practices.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Thousands of dollars, except per share data)

(unaudited)

(9) Subsequent Events

On August 2, 2006, the Company entered into Amendment No. 1 (Amended New Facility) to the Company’s Credit Agreement, dated as of June 17, 2005 (the New Facility). The Amended New Facility amends the New Facility to extend the maturity date to July 31, 2011 from June 16, 2010. The Amended New Facility also amends the New Facility: (1) to reduce the applicable margin that is applied to (x) Eurodollar - based loans above the publicly stated Eurodollar rate and (y) standby letters of credit to a spread ranging from 0.500% to 1.000% from the current range of 0.750% to 1.375%; (2) to reduce the fee paid on commercial letters of credit to a range of 0.2500% to 0.5000% from the current range of 0.3750% to 0.6875%; and (3) to reduce the commitment fee to a range of 0.100% to 0.200% from a range of 0.150% to 0.300%. In each case, the applicable rate is based on the Company’s consolidated fixed charge coverage ratio. Proceeds from the Amended New Facility will be used for general corporate purposes, including seasonal working capital needs.

On August 17, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on September 8, 2006, payable on September 29, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of July 29, 2006 and July 30, 2005, and the related consolidated statements of operations for the 13 week and 26 week periods ended July 29, 2006 and July 30, 2005, changes in shareholders’ equity for the 26 week period ended July 29, 2006, and cash flows for the 26 week periods ended July 29, 2006 and July 30, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 29, 2006. These financial statements are the responsibility of the Company’s management.

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

August 16, 2006

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $21.8 million as of July 29, 2006, compared with $21.3 million as of July 30, 2005.

Merchandise inventories increased $39.7 million, or 3.0%, to $1,375.9 million as of July 29, 2006, compared with $1,336.2 million as of July 30, 2005. This increase was primarily due to the opening of 27 Barnes & Noble stores over the last twelve months, the timing of the inventory purchases for Calendar Club, the ramping up of inventory in the new distribution center, offset by 15 Barnes & Noble store closings and 34 B. Dalton store closings over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Web site. Capital expenditures totaled $72.8 million and $92.3 million during the 26 weeks ended July 29, 2006 and July 30, 2005, respectively.

On August 2, 2006, the Company entered into Amendment No. 1 (Amended New Facility) to the Company’s Credit Agreement, dated as of June 17, 2005 (the New Facility). The Amended New Facility amends the New Facility to extend the maturity date to July 31, 2011 from June 16, 2010. The Amended New Facility also amends the New Facility: (1) to reduce the applicable margin that is applied to (x) Eurodollar - based loans above the publicly stated Eurodollar rate and (y) standby letters of credit to a spread ranging from 0.500% to 1.000% from the current range of 0.750% to 1.375%; (2) to reduce the fee paid on commercial letters of credit to a range of 0.2500% to 0.5000% from the current range of 0.3750% to 0.6875%; and (3) to reduce the commitment fee to a range of 0.100% to 0.200% from a range of 0.150% to 0.300%. In each case, the applicable rate is based on the Company’s consolidated fixed charge coverage ratio. Proceeds from the Amended New Facility will be used for general corporate purposes, including seasonal working capital needs. The Amended New Facility, as did the New Facility, includes an $850.0 million five-year revolving credit facility, which under certain circumstances may be increased to $1.0 billion at the option of the Company. The New Facility replaced the Amended and Restated Credit and Term Loan Agreement, dated as of August 10, 2004 (the Prior Facility), which consisted of a $400.0 million revolving credit facility and a $245.0 million term loan. The revolving credit facility portion was due to expire in May 2006 and the term loan had a maturity date of August 10, 2009. The Prior Facility was terminated on June 17, 2005, at which time the prior outstanding term loan of $245.0 million was repaid. Letters of credit issued under the Prior Facility, which totaled approximately $30.0 million as of June 17, 2005, were transferred to become letters of credit under the New Facility.

Total debt increased to $41.0 million as of July 29, 2006 from $9.0 million as of July 30, 2005. Average borrowings under the Company’s Amended New Facility were $13.7 million during the 26 weeks ended July 29, 2006 and peaked at $81.3 million during the same period. Combined borrowings under the Company’s Prior Facility and term loan were $196.0 million during the 26 weeks ended July 30, 2005 and peaked at $245.0 million during the same period. The ratio of debt to equity increased slightly to 0.04:1.00 as of July 29, 2006, compared with 0.01:1.00 as of July 30, 2005.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under its Amended New Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

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

On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 29, 2006, the Company has repurchased 19,519,752 shares at a cost of approximately $597.7 million under its share repurchase programs. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $52.3 million as of July 29, 2006. The repurchased shares are held in treasury.

On February 24, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share, which was paid on March 31, 2006 to stockholders of record at the close of business on March 10, 2006. On May 18, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share, which was paid on June 30, 2006 to stockholders of record at the close of business on June 9, 2006. On August 17, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on September 8, 2006, payable on September 29, 2006.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Results of Operations

13 weeks ended July 29, 2006 compared with the 13 weeks ended July 30, 2005

Sales

During the 13 weeks ended July 29, 2006, the Company’s sales decreased $14.6 million, or 1.3%, to $1,156.2 million from $1,170.8 million during the 13 weeks ended July 30, 2005. This decrease was primarily attributable to a $13.5 million decrease in sales at Barnes & Noble.com, a $9.7 million decrease in sales at B. Dalton stores, offset by a $4.0 million increase in Sterling Publishing third party sales and a $2.5 million increase in sales at Barnes & Noble stores.

Barnes & Noble store sales increased $2.5 million or 0.2% to $1,031.4 million from $1,028.9 million during the same period a year ago and accounted for 89.2% of total Company sales. The 0.2% increase in Barnes & Noble store sales was primarily attributable to opening 39 new stores since April 30, 2005 that contributed to an increase in sales of $39.3 million, offset by a 2.6% decrease in comparable store sales which decreased sales by $25.8 million and closing 16 stores that decreased sales by $14.7 million.

During the 13 weeks ended July 29, 2006, B. Dalton sales declined 30.7% and represented 1.9% of total Company sales. The decrease was primarily a result of 34 store closings and a 28.5% reduction in square footage since July 30, 2005, coupled with a 9.1% decrease in comparable store sales.

During the 13 weeks ended July 29, 2006, the Company opened four Barnes & Noble stores and closed one, bringing its total number of Barnes & Noble stores to 687 with 17.1 million square feet. The Company closed one B. Dalton store, ending the period with 112 B. Dalton stores and 0.4 million square feet. As of July 29, 2006, the Company operated 799 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended July 29, 2006, cost of sales and occupancy decreased $20.9 million, or 2.5%, to $806.6 million from $827.5 million during the 13 weeks ended July 30, 2005. As a percentage of sales, cost of sales and occupancy decreased to 69.8% from 70.7% from the same period one year ago. This decrease was primarily attributable to lower markdowns due to lower sales of heavily discounted bestsellers, including J. K. Rowling’s Harry Potter and the Half-Blood Prince.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.3 million to $278.7 million during the 13 weeks ended July 29, 2006 from $275.4 million during the 13 weeks ended July 30, 2005. During the second quarter, selling and administrative expenses increased as a percentage of sales to 24.1% from 23.5% during the prior year period. This increase was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) and the related expense associated with stock compensation costs, as well as sales deleveraging due to negative comparable store sales, offset by lower legal costs.

Depreciation and Amortization

During the second quarter, depreciation and amortization decreased $2.0 million, or 4.6%, to $41.2 million from $43.2 million during the same period last year. The decrease was primarily due to lower depreciation on certain Barnes & Noble store assets that became fully depreciated, offset by the higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses remained unchanged at $2.7 million during the 13 weeks ended July 29, 2006 and July 30, 2005.

Operating Profit

The Company’s consolidated operating profit increased $4.9 million, or 22.0%, to $26.9 million during the 13 weeks ended July 29, 2006, from $22.1 million during the 13 weeks ended July 30, 2005. This increase was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees remained unchanged at $0.7 million during the 13 weeks ended July 29, 2006 and July 30, 2005.

Income Taxes

Income taxes during the 13 weeks ended July 29, 2006 were $10.7 million compared with $8.7 million during the 13 weeks ended July 30, 2005. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the second quarter of fiscal 2006 and fiscal 2005.

Minority Interest

Minority interest was $1.1 million during the second quarter of fiscal 2006 compared with $0.8 million during the same prior year period and relates to Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $16.6 million (or $0.24 per diluted share) during the 13 weeks ended July 29, 2006, compared with net income of $13.5 million (or $0.18 per diluted share) during the 13 weeks ended July 30, 2005.

Results of Operations

26 weeks ended July 29, 2006 compared with the 26 weeks ended July 30, 2005

Sales

During the 26 weeks ended July 29, 2006, the Company’s sales increased $2.9 million, or 0.1%, to $2,270.9 million from $2,268.0 million during the 26 weeks ended July 30, 2005. This increase was primarily attributable to a $23.8 million increase in sales at Barnes & Noble stores, an $8.0 million increase in Sterling Publishing third party sales, offset by a $17.9 million decrease in sales at B. Dalton stores and a $13.9 million decrease in sales at Barnes & Noble.com.

Barnes & Noble store sales increased $23.8 million or 1.2% to $2,011.9 million from $1,988.0 million during the same period a year ago and accounted for 88.6% of total Company sales. The $23.8 million or 1.2% increase in Barnes & Noble store sales was primarily attributable to opening 39 new stores since April 30, 2005 that contributed to an increase in sales of $75.1 million, offset by a 1.5% decrease in comparable store sales which decreased sales by $30.4 million and closing 18 stores that decreased sales by $27.0 million.

During the 26 weeks ended July 29, 2006, B. Dalton sales declined 28.4% and represented 2.0% of total Company sales. The decrease was primarily a result of 34 store closings and a 28.5% reduction in square footage since July 30, 2005, coupled with a 5.5% decrease in comparable store sales.

During the 26 weeks ended July 29, 2006, the Company opened 12 Barnes & Noble stores and closed six, bringing its total number of Barnes & Noble stores to 687 with 17.1 million square feet. The Company closed six B. Dalton stores, ending the period with 112 B. Dalton stores and 0.4 million square feet. As of July 29, 2006, the Company operated 799 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 26 weeks ended July 29, 2006, cost of sales and occupancy decreased $14.7 million, or 0.9%, to $1,582.6 million from $1,597.3 million during the 26 weeks ended July 30, 2005. As a percentage of sales, cost of sales and occupancy decreased to 69.7% from 70.4% from the same period one year ago. This decrease was primarily attributable to lower markdowns due to lower sales of heavily discounted bestsellers, including J. K. Rowling’s Harry Potter and the Half-Blood Prince, reduced purchases from wholesalers and a shift in the merchandise mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.4 million to $559.8 million during the 26 weeks ended July 29, 2006 from $541.4 million during the 26 weeks ended July 30, 2005. During the first half of fiscal 2006, selling and administrative expenses increased as a percentage of sales to 24.7% from 23.9% during the prior year period. This increase was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) and the related expense associated with stock compensation costs, as well as sales deleveraging due to negative comparable store sales, offset by lower legal costs.

Depreciation and Amortization

During 26 weeks ended July 29, 2006, depreciation and amortization decreased $4.7 million, or 5.5%, to $81.8 million from $86.5 million during the same period last year. The decrease was primarily due to lower depreciation on certain Barnes & Noble store assets that became fully depreciated, offset by the higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses increased $0.9 million, or 17.2%, to $6.0 million during the 26 weeks ended July 29, 2006, from $5.1 million for the 26 weeks ended July 30, 2005. The increase in pre-opening expenses was primarily the result of higher costs associated with the locations of the stores opened in the first quarter.

Operating Profit

The Company’s consolidated operating profit increased $3.1 million, or 8.2%, to $40.7 million during the 26 weeks ended July 29, 2006, from $37.6 million during the 26 weeks ended July 30, 2005. This increase was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income and amortization of deferred financing fees increased $1.8 million to $0.8 million during the 26 weeks ended July 29, 2006 from ($1.0) million during the 26 weeks ended July 30, 2005. The increase was primarily the result of the repayment of the Company’s prior outstanding $245 million term loan.

Income Taxes

Income taxes during the 26 weeks ended July 29, 2006 were $16.9 million compared with $14.9 million during the 26 weeks ended July 30, 2005. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the 26 weeks ended July 29, 2006 and July 30, 2005.

Minority Interest

Minority interest was $2.0 million during the first half of fiscal 2006 compared with $1.7 million during the same prior year period and relates to Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $26.6 million (or $0.38 per diluted share) during the 26 weeks ended July 29, 2006, compared with net income of $23.4 million (or $0.32 per diluted share) during the 26 weeks ended July 30, 2005.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 94% of the Company’s merchandise inventories as of July 29, 2006 and 95% of the Company’s merchandise inventories as of July 30, 2005 and January 28, 2006, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 26 weeks ended July 29, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on traded option volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 4 to the consolidated financial statements for a further discussion on stock-based compensation.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At July 29, 2006, the Company had $793.8 million of property and equipment, net of accumulated depreciation, and $14.3 million of amortizable intangible assets, net of amortization, accounting for approximately 27.8% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At July 29, 2006, the Company had $261.7 million of goodwill and $78.2 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 11.7% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2005 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Gift Cards. Revenue associated with gift cards is deferred until redemption of the gift card. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote and records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold based upon the Company’s historical redemption patterns. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations or cash flows.

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the successful and timely completion and integration of the Company’s new distribution center, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of the Special Committee and Securities Exchange Commission reviews of the Company’s stock option practices currently being conducted, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 29, 2006, the Company’s cash and cash equivalents totaled approximately $21.8 million.

Additionally, the Company may from time to time borrow money under its Amended New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its Amended New Facility. The Company had $41.0 million and $9.0 million in borrowings outstanding on July 29, 2006 and July 30, 2005, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 6, 2006, a putative shareholder filed a derivative complaint in New York County Supreme Court against the Company, certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duties and unjust enrichment in connection with the grant of certain stock options to executive officers of the Company. The complaint seeks damages in favor of the Company in an unspecified amount, as well as disgorgement of the options which are the subject of the action (and any proceeds from the exercise of those options and any subsequent sale of the underlying stock) and equitable relief. Thereafter, two substantially identical derivative complaints were filed in the same court. The Company is reviewing the complaints and will respond appropriately.

Subsequent to the initial lawsuit, the Securities and Exchange Commission (the SEC) informed the Company that the SEC is conducting an informal inquiry into the Company’s stock option practices. The Company is fully cooperating with the SEC’s inquiry.

On August 25, 2006, the Company received a subpoena from the United States Attorney for the Southern District of New York requesting documents regarding the Company’s stock option practices. The Company is cooperating fully in responding to that subpoena.

As previously announced by the Company, a Special Committee of the Company’s Board of Directors, consisting of Patricia Higgins, assisted by independent legal counsel, is reviewing the Company’s stock option practices.

Item 1.A Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
April 30, 2006 – May 27, 2006	25,000	$45.53	25,000	$77,002,000
May 28, 2006 – July 1, 2006	580,000	$37.57	580,000	$55,214,000
July 2, 2006 – July 29, 2006	71,952	$40.32	71,952	$52,312,000

Total	676,952	$38.15	676,952

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed this $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended October 29, 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 29, 2006, the Company has repurchased 2,829,352 shares at a cost of approximately $118.9 million under these programs in fiscal 2006, bringing the combined total of repurchases under these programs to 19,519,752 shares at a cost of approximately $597.7 million. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $52.3 million as of July 29, 2006. The repurchased shares are held in treasury.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 7, 2006 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 12, 2006), there were 66,503,467 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 61,037,062 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
William Dillard II	59,359,411	1,677,651
Irene R. Miller	59,203,720	1,833,342
Michael N. Rosen	57,701,869	3,335,193

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Leonard Riggio, Stephen Riggio, Matthew A. Berdon, Michael J. Del Giudice, Patricia Higgins, Margaret T. Monaco, William Reilly, William Sheluck, Jr., and Lawrence S. Zilavy.

At the Annual Meeting, the shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending February 3, 2007, by the following vote:

In Favor	Against	Abstained
60,828,475	163,687	44,900

Item 6. Exhibits

(a) Exhibits filed with this Form 10-Q:

10.1	Amendment No. 1, dated as of August 2, 2006, to Credit Agreement, dated as of June 17, 2005, by and among Barnes & Noble, Inc. and certain of its Subsidiaries, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, and the other Lenders named therein.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) /15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

August 31, 2006

EXHIBIT INDEX

10.1	Amendment No. 1, dated as of August 2, 2006, to Credit Agreement, dated as of June 17, 2005, by and among Barnes & Noble, Inc. and certain of its Subsidiaries, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, and the other Lenders named therein.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2006.