Form 10-Q
period 2006-10-28
BARNES & NOBLE INC
filed 2007-04-04
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of $.001 par value common stock outstanding as of March 31, 2007: 65,932,402.

BARNES & NOBLE, INC. AND SUBSIDIARIES

October 28, 2006

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Sales	$1,111,958	1,081,785	3,382,852	3,349,755
Cost of sales and occupancy	780,933	761,808	2,363,555	2,359,117

Gross profit	331,025	319,977	1,019,297	990,638

Selling and administrative expenses	290,391	272,280	850,212	813,721
Depreciation and amortization	41,694	43,892	123,466	130,401
Pre-opening expenses	4,501	4,161	10,486	9,270

Operating profit (loss)	(5,561)	(356)	35,133	37,246
Interest expense (net of interest income of $371, $410, $2,854 and $4,800, respectively) and amortization of deferred financing fees	(894)	(917)	(108)	(1,911)

Income (loss) before taxes and minority interest	(6,455)	(1,273)	35,025	35,335
Income taxes	(2,630)	(519)	14,273	14,399

Income (loss) before minority interest	(3,825)	(754)	20,752	20,936
Minority interest	1,053	1,081	3,043	2,764

Net income (loss)	$(2,772)	327	23,795	23,700

Income (loss) per common share
Basic	$(0.04)	0.00	0.36	0.35
Diluted	$(0.04)	0.00	0.34	0.33

Weighted average common shares outstanding
Basic	64,947	66,819	65,254	68,288
Diluted	64,947	71,257	69,244	72,915

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 28, 2006	October 29, 2005	January 28, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,888	23,038	372,586
Receivables, net	129,053	115,823	99,117
Merchandise inventories	1,639,013	1,563,502	1,313,997
Prepaid expenses and other current assets	80,363	126,714	65,334

Total current assets	1,868,317	1,829,077	1,851,034

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	982,849	993,536	984,535
Fixtures and equipment	1,284,023	1,143,168	1,174,973

	2,270,119	2,139,951	2,162,755
Less accumulated depreciation and amortization	1,464,750	1,331,551	1,356,379

Net property and equipment	805,369	808,400	806,376

Goodwill	260,637	264,826	263,731
Intangible assets, net	91,814	94,548	93,834
Deferred taxes	115,400	124,603	115,306
Other noncurrent assets	11,943	24,072	25,969

Total assets	$3,153,480	3,145,526	3,156,250

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 28, 2006	October 29, 2005	January 28, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016,564	1,009,006	828,852
Accrued liabilities	530,453	536,191	675,934

Total current liabilities	1,547,017	1,545,197	1,504,786

Long-term debt	34,100	62,000	—
Deferred taxes	158,035	193,743	158,035
Other long-term liabilities	374,035	369,038	367,531

Minority interest	5,829	5,349	10,057

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 84,528, 81,659 and 83,370 shares issued, respectively	85	82	83
Additional paid-in capital	1,134,306	1,045,852	1,091,018
Accumulated other comprehensive loss	(8,713)	(10,271)	(9,085)
Retained earnings	506,474	399,553	512,594
Treasury stock, at cost, 19,520, 16,315 and 16,690 shares, respectively	(597,688)	(465,017)	(478,769)

Total shareholders’ equity	1,034,464	970,199	1,115,841

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,153,480	3,145,526	3,156,250

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at January 28, 2006	$83	1,091,018	(9,085)	512,594	(478,769)	$1,115,841

Comprehensive income:
Net income	—	—	—	23,795	—
Other comprehensive income:
Foreign currency translation	—	—	372	—	—
Total comprehensive income						24,167

Exercise of 1,079 common stock options	2	18,388	—	—	—	18,390
Stock options and restricted stock tax benefits	—	11,784	—	—	—	11,784
Stock-based compensation expense	—	13,116	—	—	—	13,116
Cash dividends paid to stockholders	—	—	—	(29,915)	—	(29,915)
Treasury stock acquired, 2,829 shares	—	—	—	—	(118,919)	(118,919)

Balance at October 28, 2006	$85	1,134,306	(8,713)	506,474	(597,688)	$1,034,464

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net income	$23,795	23,700
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	123,847	131,131
Stock-based compensation expense	13,116	2,652
Minority interest	(3,043)	(2,764)
Decrease in other long-term liabilities for tenant allowances and scheduled rent increases	(2,094)	(5,147)
Deferred taxes	1,968	1,949
Gain on disposal of property and equipment	(339)	(26)
Changes in operating assets and liabilities, net	(298,034)	(102,442)

Net cash flows from operating activities	(140,784)	49,053

Cash flows from investing activities:
Purchases of property and equipment	(127,575)	(135,720)
Net decrease in other noncurrent assets	1,449	735

Net cash flows from investing activities	(126,126)	(134,985)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(118,919)	(268,994)
Net increase in revolving credit debt	34,100	62,000
Cash dividends paid to shareholders	(29,915)	(10,281)
Proceeds from exercise of common stock options	18,390	36,293
Excess tax benefit from stock-based compensation	11,784	—
Dividend to minority interest	(1,228)	(700)
Repayment of debt	—	(245,000)

Net cash flows from financing activities	(85,788)	(426,682)

Net decrease in cash and cash equivalents	(352,698)	(512,614)
Cash and cash equivalents at beginning of period	372,586	535,652

Cash and cash equivalents at end of period	$19,888	23,038

Changes in operating assets and liabilities, net:
Receivables, net	$(9,165)	(17,144)
Merchandise inventories	(325,016)	(288,924)
Prepaid expenses and other current assets	(5,887)	(41,574)
Accounts payable and accrued liabilities	42,034	245,200

Changes in operating assets and liabilities, net	$(298,034)	(102,442)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$207	542
Income taxes	$82,836	27,128

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 28, 2006 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 28, 2006 (fiscal 2005). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 28, 2006 are not indicative of the results to be expected for the 53 weeks ending February 3, 2007 (fiscal 2006).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 93% of the Company’s merchandise inventories as of October 28, 2006 and October 29, 2005 and 95% of the Company’s merchandise inventories as of January 28, 2006. The remaining merchandise inventories are recorded based on the average cost method.

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

The tax provisions for the 39 weeks ended October 28, 2006 and October 29, 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires a company to recognize in its balance sheet the funded status of its defined benefit pension plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial position, results of operations or cash flows.

(5)	Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 13 weeks and 39 weeks ended October 28, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123.

At October 28, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the 13 weeks and 39 weeks ended October 28, 2006, including the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $3,836 and $13,116, respectively. The total compensation expense related to stock-based awards granted under these plans during the 13 weeks and 39 weeks ended October 29, 2005, reflecting compensation expense recognized in accordance with APB 25, was $1,099 and $2,652, respectively. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs, net of an estimated forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for the 39 weeks ended October 28, 2006 based on its historical experience during the preceding four fiscal years.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

As a result of adopting SFAS 123R, the impact to the consolidated statements of operations for the 13 weeks ended October 28, 2006 on income before income taxes and minority interest, and net income was a reduction of $1,725 and $1,022, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the 13 weeks ended October 28, 2006 was a reduction of $0.02 per share.

As a result of adopting SFAS 123R, the impact to the consolidated statements of operations for the 39 weeks ended October 28, 2006 on income before income taxes and minority interest, and net income was a reduction of $7,210 and $4,272, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the 39 weeks ended October 28, 2006 was a reduction of $0.06 per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $11,784 of excess tax benefits as financing cash flows for the 39 weeks ended October 28, 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during the 13 weeks and 39 weeks ended October 28, 2006 (in accordance with the provisions of SFAS 123R) and during the 13 weeks and 39 weeks ended October 29, 2005 (in accordance with the provisions of APB 25) was $1,563, $5,345, $448 and $1,081, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” to all stock-based employee compensation for the 13 weeks and 39 weeks ended October 29, 2005:

	For the 13 weeks ended October 29, 2005	For the 39 weeks ended October 29, 2005
Net income – as reported	$327	23,700
Add: Stock-based compensation expense included in reported net income, net of taxes	651	1,572
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,418)	(6,868)

Pro forma net income for SFAS No. 123	$(1,440)	18,404

Basic earnings per share:
As reported	$0.00	0.35
Pro forma for SFAS No. 123	$(0.02)	0.27

Diluted earnings per share:
As reported	$0.00	0.33
Pro forma for SFAS No. 123	$(0.02)	0.25

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

For the 39 weeks ended October 28, 2006 and October 29, 2005

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

The weighted average assumptions relating to the valuation of the Company’s stock options for the 39 weeks ended October 28, 2006 and October 29, 2005 were as follows:

	39 weeks ended
	October 28, 2006	October 29, 2005
Weighted average fair value of grants	$11.10	$12.69
Volatility	30.22%	30.00%
Risk-free interest rate	4.91%	4.19%
Expected life	5 years	6 years
Expected dividend yield	1.63%	0.00%

There were no shares granted during the 13 weeks ended October 28, 2006 and October 29, 2005.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 39 weeks ended October 28, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, January 28, 2006	9,769	$18.61
Granted	45	36.94
Exercised	(1,079)	17.05
Forfeited	(102)	17.81

Balance, October 28, 2006	8,633	18.92	5.89 years	$191,262

Vested and expected to vest in the future at October 28, 2006	8,574	18.91	5.88 years	$190,029
Exercisable at October 28, 2006	7,064	18.11	5.53 years	$162,214
Available for grant at October 28, 2006	4,111

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the related in-the-money options) that would have been received by the option holders had they exercised their options on October 28, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the 39 weeks ended October 28, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $27,548.

As of October 28, 2006, there was $9,699 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.7 years.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

The following table presents a summary of the Company’s restricted stock activity for the 39 weeks ended October 28, 2006:

	39 weeks ended October 28, 2006
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, January 28, 2006	452	$33.60
Granted	479	45.85
Vested	(110)	33.77
Forfeited	(32)	38.66

Balance, October 28, 2006	789	40.80

Total fair value of shares of restricted stock that vested during the 39 weeks ended October 28, 2006 was $5,083. As of October 28, 2006, there was $26,460 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

For the 39 weeks ended October 28, 2006, stock-based compensation expense of $13,116 (or $0.11 per diluted share) is included in selling and administrative expenses.

Stock Option Review

In July 2006, the Company created a Special Committee of the Board of Directors, consisting of Patricia Higgins, to review, with the assistance of independent outside counsel and an independent forensic auditor, the Company’s stock option granting practices. This review was completed and on April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors.

Among other findings, the Special Committee determined that there were numerous instances of stock option grants for which there was an improper measurement of compensation expense under APB 25. Although the Special Committee determined that there were instances of stock options having been dated using favorable dates that were selected with the benefit of hindsight and that serious mistakes were made, the Special Committee did not find any intent to defraud or fraudulent misconduct by any individual or group of individuals. The Special Committee found that the Company’s dating and pricing practice for stock options was applied uniformly by Company personnel to stock options granted and was not used selectively to benefit any one group or individual within the Company. The Company has evaluated these findings and agrees with the Special Committee. The Company has concluded, however, that the charges are not material to the financial statements in any of the periods to which such charges relate and therefore will not restate its historic financial statements. The Company will record an adjustment of $411 ($246 after tax) to increase non-cash compensation expense in the fourth quarter of fiscal 2006 to correctly present compensation expense for fiscal 2006. The Company will also record an adjustment to decrease retained earnings by $22,807, increase deferred taxes by $5,911 and increase additional paid in capital by $28,719, to correct the consolidated balance sheet for the cumulative impact of the misstated compensation cost in periods prior to fiscal 2006.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

In December 2006, the Board members and all current Section 16 officers holding options unvested as of December 31, 2004 voluntarily agreed to reprice such options, upon a finding by the Special Committee that such options were improperly priced, to an exercise price determined to be the appropriate fair market value by the Special Committee. The Special Committee has recommended that all incorrectly dated and unexercised stock options issued to current Section 16 officers and directors of the Company, other than hiring grants, be re-priced to reflect the greater of the original grant price or the price appropriate to the measurement date as determined by the Special Committee. The Board members and Section 16 officers will not receive any cash payments to compensate them for their voluntary agreements to reprice such options. The total difference in exercise price as a result of the re-pricing of these unexercised options is approximately $2,643.

Consistent with the Special Committee’s recommendation that all incorrectly dated and unexercised options issued to current Section 16 officers be re-priced, the current Section 16 officers have voluntarily agreed to repay to the Company for options granted while they were Section 16 officers an amount equal to the difference in the price at which the stock options were exercised and the price at which the Special Committee believes the stock options should have been priced, net of any allocable portion of income taxes paid in connection with such exercise. Current Section 16 officers who have exercised incorrectly dated options have informed the Board and the Special Committee that they will voluntarily repay to the Company the amount determined by the Special Committee. The total amount to be voluntarily repaid to the Company by current Section 16 officers is approximately $1,981, prior to any allocable portion of income taxes paid in connection with such exercise, which will be recorded as an increase to additional paid in capital upon receipt.

The Company continues to cooperate fully with the informal inquiry of the Securities and Exchange Commission (SEC) regarding the Company’s stock option grant practices. In addition, the Company is also cooperating fully with the United States Attorney’s office for the Southern District of New York in connection with its inquiry into such matters.

Tax-Related Payments.

Incorrectly dated options that vested after December 31, 2004 and were exercised in 2006 may be subject to penalty taxes under Section 409A of the Internal Revenue Code. The Company will reimburse Section 16 officers who voluntarily repay the Company if they are subject to these penalty taxes. The Board has approved payment to such executives who are subject to Section 409A taxes in connection with exercised options in an amount equal to the cost of the Section 409A penalty tax, any interest or penalties plus an amount to offset the associated income tax consequences of the reimbursement payments. In reaching this decision, the Board took into consideration, among other factors, the fact that the applicable taxes under Section 409A far exceed the amount of any possible enrichment to such officers as a result of improper grant dating and the agreement by such officers to repay the amount of any enrichment as a result of the improper dating. The Company estimates that the aggregate cost of the payments to such officers, including the gross-up amounts, would be approximately $960, not taking into account interest and penalties.

Additionally, the Company will make payments on behalf of option holders who are not Section 16 officers, for any 409A tax liability due to the exercise of incorrectly dated options in 2006. The Company estimates that the aggregate cost of these payments, including gross-up payments, will be in a range of from $1,200 to $1,500.

The Company intends to honor all option grants made to employees, but expects to implement a program for employees who are not Section 16 officers to amend incorrectly dated options that vested after December 31, 2004 so as to increase the exercise price to the trading price on the correct measurement date determined by the Special Committee. In addition, the Company will pay to such employees whose options are repriced cash bonuses in the amount of the difference. If necessary to comply with applicable law, such program will be effected as a tender offer. The total aggregate amount to be paid by the Company as cash bonuses under this program is approximately $1,600 which would be paid in 2008 to comply with applicable tax laws. These amendments to outstanding options are intended to permit the holders to qualify under certain transitional tax rules, so that an excise tax and certain other unfavorable tax consequences of Section 409A that might otherwise apply to such options will not be applicable.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

(6)	Changes in Intangible Assets and Goodwill

The following intangible assets were acquired by the Company primarily in connection with the purchase of Sterling Publishing during the 52 weeks ended February 1, 2003, the purchase of Bertelsmann AG’s interest in Barnes & Noble.com during the 52 weeks ended January 31, 2004 and the purchase of the public interest in Barnes & Noble.com during the 52 weeks ended January 29, 2005:

	As of October 28, 2006
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Contracts	$18,461	(6,887)	$11,574
Customer lists and relationships	7,700	(7,546)	154
D&O Insurance	3,202	(1,289)	1,913

	$29,363	(15,722)	$13,641

Unamortizable intangible assets
Trade name			$48,400
Copyrights			112
Contracts			29,661

			$78,173

Amortized intangible assets consist primarily of author contracts and customer lists and relationships, which are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 39 weeks ended October 28, 2006	$2,044

Estimated Amortization Expense:
(12 months ending on or about January 31)
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382
2011	$2,023

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

The changes in the carrying amount of goodwill for the 39 weeks ended October 28, 2006 are as follows:

Balance as of January 28, 2006	$263,731
Foreign currency translation	227
Benefit of excess tax amortization	(3,321)

Balance as of October 28, 2006	$260,637

(7)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the third quarter of fiscal years 2006 and 2005 was $161 and $269, respectively. Pension expense for the 39 weeks ended October 28, 2006 and October 29, 2005 was $483 and $807, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan expense for the third quarter of fiscal years 2006 and 2005 was $45 and $104, respectively. Postretirement Plan expense for the 39 weeks ended October 28, 2006 and October 29, 2005 was $135 and $312, respectively.

(8)	Legal Proceedings

In July and August 2006, four putative stockholder derivative actions were filed in New York Country Supreme Court against certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duty and unjust enrichment in connection with the grant of certain stock options to certain executive officers and directors of the Company. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Derivative Litigation. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company has filed a motion to dismiss the consolidated complaint.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Thousands of dollars, except per share data)

(unaudited)

Subsequent to the initial lawsuit, the SEC informed the Company that the SEC is conducting an informal inquiry into the Company’s stock option practices. The Company is fully cooperating with the SEC’s inquiry.

On August 25, 2006, the Company received a subpoena from the United States Attorney for the Southern District of New York requesting documents regarding the Company’s stock option practices. The Company is cooperating fully in responding to that subpoena.

In July 2006, the Company created a Special Committee of the Board of Directors, consisting of Patricia Higgins, to review, with the assistance of independent outside counsel and an independent forensic auditor, the Company’s stock option granting practices. This review was completed and on April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors. See “Stock Option Review” in Note 5 above.

In September 2006, three putative stockholder derivative actions were filed in the United States District Court for the Southern District of New York naming the directors of the Company and certain current and former executive officers as defendants and alleging that the defendants backdated certain stock option grants to executive officers and caused the Company to file false or misleading financial disclosures and proxy statements. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Shareholders Derivative Litigation. The consolidated complaint purports to set forth claims under Section 14(a) of the Securities Exchange Act of 1934 and under Delaware law for breach of fiduciary duty, insider trading, unjust enrichment, rescission, accounting, gross mismanagement, abuse of control, and waste of corporate assets. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company is reviewing the complaint and will respond appropriately.

(9)	Gift Cards

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

(10)	Subsequent Events

On November 16, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on December 8, 2006, payable on December 29, 2006.

On December 5, 2006, the Company, certain of its subsidiaries, the lenders under the Company’s Credit Agreement (Lenders), as amended, dated as of June 17, 2005, Bank of America, N.A., as administrative agent for the Lenders (Administrative Agent), and each of the guarantors named therein, entered into a waiver to the Credit Agreement (Waiver Agreement).

Pursuant to the Waiver Agreement: (1) the due date (Due Date) for the Company to provide the Lenders and the Administrative Agent with the required officer’s certification of the Company’s unaudited consolidated financial statements for the fiscal quarter ended October 28, 2006 has been extended until the earliest of (i) the date that is 15 days after the date (without giving effect to any extension thereof) upon which the Company is required to file with the SEC its annual report on Form 10-K for its fiscal year ending February 3, 2007 (10-K Certification Date), (ii) any announcement by the Company that it will not file its annual report on Form 10-K for its fiscal year ending February 3, 2007 on or by the 10-K Certification Date, (iii) any breach by the Company of any undertaking on its part contained in the Waiver Agreement, and (iv) the occurrence of any other event of default (the earliest such date being the Waiver Termination Date); and (2) potential adjustments to previously delivered Company financial statements arising solely from the stock option review will not affect the Company’s ability to obtain credit extensions between the date of the Waiver Agreement and the Waiver Termination Date. The Company expects to deliver the required officer’s certificate to the Lender and the Administrative Agent by the Due Date.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of October 28, 2006 and October 29, 2005, and the related consolidated statements of operations for the 13 week and 39 week periods ended October 28, 2006 and October 29, 2005, changes in shareholders’ equity for the 39 week period ended October 28, 2006, and cash flows for the 39 week periods ended October 28, 2006 and October 29, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended October 28, 2006. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of January 28, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended January 28, 2006, and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

April 3, 2006

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Option Review

In July 2006, the Company created a Special Committee of the Board of Directors, consisting of Patricia Higgins, to review, with the assistance of independent outside counsel and an independent forensic auditor, the Company’s stock option granting practices. This review was completed and on April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors.

Among other findings, the Special Committee determined that there were numerous instances of stock option grants for which there was an improper measurement of compensation expense under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Although the Special Committee determined that there were instances of stock options having been dated using favorable dates that were selected with the benefit of hindsight and that serious mistakes were made, the Special Committee did not find any intent to defraud or fraudulent misconduct by any individual or group of individuals. The Special Committee found that the Company’s dating and pricing practice for stock options was applied uniformly by Company personnel to stock options granted and was not used selectively to benefit any one group or individual within the Company. The Company has evaluated these findings and agrees with the Special Committee. The Company has concluded, however, that the charges are not material to the financial statements in any of the periods to which such charges relate and therefore will not restate its historic financial statements. The Company will record an adjustment of $0.4 million ($0.2 million after tax) to increase non-cash compensation expense in the fourth quarter of fiscal 2006 to correctly present compensation expense for fiscal 2006. The Company will also record an adjustment to decrease retained earnings by $22.8 million, increase deferred taxes by $5.9 million and increase additional paid in capital by $28.7 million, to correct the consolidated balance sheet for the cumulative impact of the misstated compensation cost in periods prior to fiscal 2006.

In December 2006, the Board members and all current Section 16 officers holding options unvested as of December 31, 2004 voluntary agreed to reprice such options, upon a finding by the Special Committee that such options were improperly priced, to an exercise price determined to be the appropriate fair market value by the Special Committee. The Special Committee has recommended that all incorrectly dated and unexercised stock options issued to current Section 16 officers and directors of the Company, other than hiring grants, be re-priced to reflect the greater of the original grant price or the price appropriate to the measurement date as determined by the Special Committee. The Board members and Section 16 officers will not receive any cash payments to compensate them for their voluntary agreements to reprice such option. The total difference in exercise price as a result of the re-pricing of these unexercised options is approximately $2.64 million.

Consistent with the Special Committee’s recommendation that all incorrectly dated and unexercised options issued to current Section 16 officers be re-priced, the current Section 16 officers have voluntarily agreed to repay to the Company for options granted while they were Section 16 officers an amount equal to the difference in the price at which the stock options were exercised and the price at which the Special Committee believes the stock options should have been priced, net of any allocable portion of income taxes paid in connection with such exercise. The total amount to be voluntarily repaid to the Company by current Section 16 officers is approximately $1.98 million, prior to any allocable portion of income taxes paid in connection with such exercise, which will be recorded as an increase to additional paid in capital upon receipt.

The Company continues to cooperate fully with the informal inquiry of the SEC regarding the Company’s stock option grant practices. In addition, the Company is also cooperating fully with the United States Attorney’s office for the Southern District of New York in connection with its inquiry into such matters.

Tax-Related Payments.

Incorrectly dated options that vested after December 31, 2004 and were exercised in 2006 may be subject to penalty taxes under Section 409A of the Internal Revenue Code. The Company will reimburse Section 16 officers who voluntarily repay the Company if they are subject to these penalty taxes. The Board has approved payment to such executives who are subject to Section 409A taxes in connection with exercised options in an amount equal to the cost of the Section 409A penalty tax, any interest or penalties plus an amount to offset the associated income tax consequences of the reimbursement payments. In reaching this decision, the Board took into consideration, among other factors, the fact that the applicable taxes under Section 409A far exceed the amount of any possible enrichment to such officers as a result of improper grant dating and the agreement by such officers to repay the amount of any enrichment as a result of the improper dating. The Company estimates that the aggregate cost of the payments to such officers, including the gross-up amounts, would be approximately $1.0 million, not taking into account interest and penalties.

Additionally, the Company will make payments on behalf of option holders who are not Section 16 officers, for any 409A tax liability due to the exercise of incorrectly dated options in 2006. The Company estimates that the aggregate cost of these payments, including gross-up payments, will be in a range of from $1.2 million to $1.5 million.

The Company intends to honor all option grants made to employees, but expects to implement a program for employees who are not Section 16 officers to amend incorrectly dated options that vested after December 31, 2004 so as to increase the exercise price to the trading price on the correct measurement date determined by the Special Committee. In addition, the Company will pay to such employees whose options are repriced cash bonuses in the amount of the difference. If necessary to comply with applicable law, such program will be effected as a tender offer. The total aggregate amount to be paid by the Company as cash bonuses under this program is approximately $1.6 million which would be paid in 2008 to comply with applicable tax laws. These amendments to outstanding options are intended to permit the holders to qualify under certain transitional tax rules, so that an excise tax and certain other unfavorable tax consequences of Section 409A that might otherwise apply to such options will not be applicable.

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $19.9 million as of October 28, 2006, compared with $23.0 million as of October 29, 2005.

Merchandise inventories increased $75.5 million, or 4.8%, to $1,639.0 million as of October 28, 2006, compared with $1,563.5 million as of October 29, 2005. This increase was primarily due to the opening of 25 Barnes & Noble stores over the last twelve months and the ramping up of inventory in the new distribution center, offset by 16 Barnes & Noble store closings and 32 B. Dalton store closings over the last twelve months.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the website. Capital expenditures totaled $127.6 million and $135.7 million during the 39 weeks ended October 28, 2006 and October 29, 2005, respectively.

On August 2, 2006, the Company entered into Amendment No. 1 (Amended New Facility) to the Company’s Credit Agreement, dated as of June 17, 2005 (the New Facility). The Amended New Facility amended the New Facility to extend the maturity date to July 31, 2011 from June 16, 2010. The Amended New Facility also amended the New Facility: (1) to reduce the applicable margin that is applied to (x) Eurodollar-based loans above the publicly stated Eurodollar rate and (y) standby letters of credit to a spread ranging from 0.500% to 1.000% from the current range of 0.750% to 1.375%; (2) to reduce the fee paid on commercial letters of credit to a range of 0.2500% to 0.5000% from the current range of 0.3750% to 0.6875%; and (3) to reduce the commitment fee to a range of 0.100% to 0.200% from a range of 0.150% to 0.300%. In each case, the applicable rate is based on the Company’s consolidated fixed charge coverage ratio. Proceeds from the Amended New Facility will be used for general corporate purposes, including seasonal working capital needs.

The Amended New Facility, as did the New Facility, is an $850.0 million five-year revolving credit facility, which under certain circumstances may be increased to $1.0 billion at the option of the Company. The New Facility replaced the Amended and Restated Credit and Term Loan Agreement, dated as of August 10, 2004 (the Prior Facility), which consisted of a $400.0 million revolving credit facility and a $245.0 million term loan. The revolving credit facility portion was due to expire on May 23, 2006 and the term loan had a maturity date of August 10, 2009. The Prior Facility was terminated on June 17, 2005, at which time the prior outstanding term loan of $245.0 million was repaid. Letters of credit issued under the Prior Facility, which totaled approximately $30.0 million as of June 17, 2005, were transferred to become letters of credit under the New Facility.

Total debt decreased to $34.1 million as of October 28, 2006 from $62.0 million as of October 29, 2005. Average borrowings under the Company’s Amended New Facility were $23.3 million during the 39 weeks ended October 28, 2006 and peaked at $86.5 million during the same period. Combined average borrowings under the Company’s Prior Facility and term loan were $142.1 million during the 39 weeks ended October 29, 2005 and peaked at $245.0 million during the same period. The ratio of debt to equity decreased to 0.03:1.00 as of October 28, 2006, compared with 0.06:1.00 as of October 29, 2005.

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

On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 28, 2006, the Company has repurchased 19,519,752 shares at a cost of approximately $597.7 million under its share repurchase programs. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $52.3 million as of October 28, 2006. The repurchased shares are held in treasury.

The Company paid quarterly cash dividends of $0.15 per share on March 31, 2006 to stockholders of record at the close of business on March 10, 2006, on June 30, 2006 to stockholders of record at the close of business on June 9, 2006 and on September 29, 2006 to stockholders of record at the close of business on September 8, 2006. On November 16, 2006, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on December 8, 2006, payable on December 29, 2006.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Results of Operations

13 weeks ended October 28, 2006 compared with the 13 weeks ended October 29, 2005

Sales

During the 13 weeks ended October 28, 2006, the Company’s sales increased $30.2 million, or 2.8%, to $1,112.0 million from $1,081.8 million during the 13 weeks ended October 29, 2005. This increase was primarily attributable to a $41.6 million increase in sales at Barnes & Noble stores, offset by a $7.8 million decrease in sales at B. Dalton stores and a $3.6 million decrease in sales at Barnes & Noble.com.

Barnes & Noble store sales increased $41.6 million or 4.5% to $972.1 million from $930.5 million during the same period a year ago and accounted for 87.4% of total Company sales. The 4.5% increase in Barnes & Noble store sales was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $34.1 million, coupled with a 2.0% increase in comparable store sales which increased sales by $18.0 million, offset by closed stores that decreased sales by $13.3 million.

During the 13 weeks ended October 28, 2006, B. Dalton sales declined 27.6% and represented 1.8% of total Company sales. The decrease was primarily a result of store closings that contributed to a decrease in sales of $6.6 million and a 5.0% decrease in comparable store sales which contributed to a decrease in sales of $1.0 million.

During the 13 weeks ended October 28, 2006, the Company opened 11 Barnes & Noble stores and closed six, bringing its total number of Barnes & Noble stores to 692 with 17.3 million square feet. The Company closed three B. Dalton stores, ending the period with 109 B. Dalton stores and 0.4 million square feet. As of October 28, 2006, the Company operated 801 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended October 28, 2006, cost of sales and occupancy increased $19.1 million, or 2.5%, to $780.9 million from $761.8 million during the 13 weeks ended October 29, 2005. As a percentage of sales, cost of sales and occupancy decreased to 70.2% from 70.4% from the same period one year ago. This decrease was primarily attributable to lower markdown rates, lower sales of lower margin music and lower shortage.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.1 million to $290.4 million during the 13 weeks ended October 28, 2006 from $272.3 million during the 13 weeks ended October 29, 2005. During the third quarter, selling and administrative expenses increased as a percentage of sales to 26.1% from 25.2% during the prior year period. This increase was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) and the related expense associated with stock compensation costs, as well as higher store closing costs.

Depreciation and Amortization

During the third quarter, depreciation and amortization decreased $2.2 million, or 5.0%, to $41.7 million from $43.9 million during the same period last year. The decrease was primarily due to lower depreciation on certain Barnes & Noble store assets that became fully depreciated, offset by the higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses increased $0.3 million, or 8.2%, to $4.5 million during the 13 weeks ended October 28, 2006 from $4.2 million for the 13 weeks ended October 29, 2005. The increase in pre-opening expenses was primarily the result of the timing of new Barnes & Noble stores to be opened for the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Loss

The Company’s consolidated operating loss increased $5.2 million to $5.6 million during the 13 weeks ended October 28, 2006, from $0.4 million during the 13 weeks ended October 29, 2005. This increase was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees remained relatively unchanged at $0.9 million during the 13 weeks ended October 28, 2006 and October 29, 2005.

Income Taxes

Income taxes during the 13 weeks ended October 28, 2006 were ($2.6) million compared with ($0.5) million during the 13 weeks ended October 29, 2005. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the third quarter of fiscal 2006 and fiscal 2005.

Minority Interest

Minority interest remained unchanged at $1.1 million during the third quarter of fiscal 2006 and fiscal 2005 and relates to Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported a consolidated net loss of $2.8 million (or $0.04 per diluted share) during the 13 weeks ended October 28, 2006, compared with net income of $0.3 million (or $0.00 per diluted share) during the 13 weeks ended October 29, 2005.

Results of Operations

39 weeks ended October 28, 2006 compared with the 39 weeks ended October 29, 2005

Sales

During the 39 weeks ended October 28, 2006, the Company’s sales increased $33.1 million, or 1.0%, to $3,382.9 million from $3,349.8 million during the 39 weeks ended October 29, 2005. This increase was primarily attributable to a $66.8 million increase in sales at Barnes & Noble stores and a $6.7 million increase in Sterling Publishing third party sales, offset by a $25.8 million decrease in sales at B. Dalton stores and a $17.5 million decrease in sales at Barnes & Noble.com.

Barnes & Noble store sales increased $66.8 million, or 2.3%, to $2,985.3 million from $2,918.5 million during the same period a year ago and accounted for 88.2% of total Company sales. This increase was primarily attributable to new Barnes & Noble stores that contributed an increase in sales of $109.2 million, offset by closed stores that decreased sales by $40.2 million and a 0.4% decrease in comparable store sales which decreased sales by $12.5 million.

During the 39 weeks ended October 28, 2006, B. Dalton sales declined 28.1% and represented 1.9% of total Company sales. The decrease was primarily a result of store closings that contributed to a decrease in sales of $21.8 million and a 5.3% decrease in comparable store sales which contributed to a decrease in sales of $3.6 million.

Barnes & Noble.com sales decreased $17.5 million, or 6.1%, to $269.5 million from $287.0 million during the same period last year. This decrease was primarily attributable to the Company’s arrangement for selling used textbooks online from a third party has changed and, as a result, the Company now records as revenue only the commission earned on these sales, rather than the full sale as in the prior period.

During the 39 weeks ended October 28, 2006, the Company opened 23 Barnes & Noble stores and closed 12, bringing its total number of Barnes & Noble stores to 692 with 17.3 million square feet. The Company closed nine B. Dalton stores, ending the period with 109 B. Dalton stores and 0.4 million square feet. As of October 28, 2006, the Company operated 801 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 39 weeks ended October 28, 2006, cost of sales and occupancy increased $4.4 million, or 0.2%, to $2,363.6 million from $2,359.1 million during the 39 weeks ended October 29, 2005. As a percentage of sales, cost of sales and occupancy decreased to 69.9% from 70.4% from the same period one year ago. This decrease was primarily attributable to lower markdowns due to lower sales of heavily discounted bestsellers, including J. K. Rowling’s Harry Potter and the Half-Blood Prince, and reduced sales of lower margin music.

Selling and Administrative Expenses

Selling and administrative expenses increased $36.5 million to $850.2 million during the 39 weeks ended October 28, 2006 from $813.7 million during the 39 weeks ended October 29, 2005. During the 39 weeks ended October 28, 2006, selling and administrative expenses increased as a percentage of sales to 25.1% from 24.3% during the prior year period. This increase was primarily due to the adoption of SFAS 123R and the related expense associated with stock compensation costs, as well as sales deleveraging due to negative comparable store sales, offset by lower legal costs.

Depreciation and Amortization

During 39 weeks ended October 28, 2006, depreciation and amortization decreased $6.9 million, or 5.3%, to $123.5 million from $130.4 million during the same period last year. The decrease was primarily due to lower depreciation on certain Barnes & Noble store assets that became fully depreciated, offset by the higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses increased $1.2 million, or 13.1%, to $10.5 million during the 39 weeks ended October 28, 2006, from $9.3 million for the 39 weeks ended October 29, 2005. The increase in pre-opening expenses was primarily the result of higher costs associated with the locations of the stores opened in the first quarter of 2006 as well as the timing of new Barnes & Noble stores to be opened for the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Profit

The Company’s consolidated operating profit decreased $2.1 million, or 5.7%, to $35.1 million during the 39 weeks ended October 28, 2006, from $37.2 million during the 39 weeks ended October 29, 2005. This increase was primarily due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $1.8 million to $0.1 million during the 39 weeks ended October 28, 2006 from $1.9 million during the 39 weeks ended October 29, 2005. The decrease was primarily the result of the repayment of the Company’s prior outstanding $245 million term loan.

Income Taxes

Income taxes during the 39 weeks ended October 28, 2006 were $14.3 million compared with $14.4 million during the 39 weeks ended October 29, 2005. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.75% for the 39 weeks ended October 28, 2006 and October 29, 2005.

Minority Interest

Minority interest was $3.0 million during the 39 weeks ended October 28, 2006 compared with $2.8 million during the same prior year period and relates to Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $23.8 million (or $0.34 per diluted share) during the 39 weeks ended October 28, 2006, compared with net income of $23.7 million (or $0.33 per diluted share) during the 39 weeks ended October 29, 2005.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 93% of the Company’s merchandise inventories as of October 28, 2006 and October 29, 2005 and 95% of the Company’s merchandise inventories as of January 28, 2006, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 39 weeks ended October 28, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At October 28, 2006, the Company had $805.4 million of property and equipment, net of accumulated depreciation, and $13.6 million of amortizable intangible assets, net of amortization, accounting for approximately 26.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At October 28, 2006, the Company had $260.6 million of goodwill and $78.2 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 10.7% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2005 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires a company to recognize in its balance sheet the funded status of its defined benefit pension plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial position, results of operations or cash flows.

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the successful and timely completion and integration of the Company’s new distribution center, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of the Special Committee and SEC reviews of the Company’s stock option practices currently being conducted, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 28, 2006, the Company’s cash and cash equivalents totaled approximately $19.9 million.

Additionally, the Company may from time to time borrow money under its Amended New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its Amended New Facility. The Company had $34.1 million and $62.0 million in borrowings outstanding on October 28, 2006 and October 29, 2005, respectively.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July and August 2006, four putative stockholder derivative actions were filed in New York County Supreme Court against certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duty and unjust enrichment in connection with the grant of certain stock options to certain executive officers and directors of the Company. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Derivative Litigation. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company has filed a motion to dismiss the consolidated complaint.

Subsequent to the initial lawsuit, the SEC informed the Company that the SEC is conducting an informal inquiry into the Company’s stock option practices. The Company is fully cooperating with the SEC’s inquiry.

On August 25, 2006, the Company received a subpoena from the United States Attorney for the Southern District of New York requesting documents regarding the Company’s stock option practices. The Company is cooperating fully in responding to that subpoena.

In July 2006, the Company created a Special Committee of the Board of Directors, consisting of Patricia Higgins, to review, with the assistance of independent outside counsel and an independent forensic auditor, the Company’s stock option granting practices. This review was completed and on April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors. See “Stock Option Review” in Note 5 of the Notes to Consolidated Financial Statements above.

In September 2006, three putative stockholder derivative actions were filed in the United States District Court for the Southern District of New York naming the directors of the Company and certain current and former executive officers as defendants and alleging that the defendants backdated certain stock option grants to executive officers and caused the Company to file false or misleading financial disclosures and proxy statements. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Shareholders Derivative Litigation. The consolidated complaint purports to set forth claims under Section 14(a) of the Securities Exchange Act of 1934 and under Delaware law for breach of fiduciary duty, insider trading, unjust enrichment, rescission, accounting, gross mismanagement, abuse of control, and waste of corporate assets. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company is reviewing the complaint and will respond appropriately.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, except for the following additional risk factor:

The Company is subject to inquiries by the SEC and the Office of the U.S. Attorney for the Southern District of New York with respect to its option grant practices.

In July 2006, the SEC commenced an informal inquiry into the Company’s stock option granting practices, and the Office of the U.S. Attorney for the Southern District of New York has also requested information on this subject. A Special Committee appointed by the Company’s Board of Directors, consisting of Patricia Higgins, reviewed the Company’s historical stock option practices and engaged independent outside counsel to assist in this matter. On April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors. See “Stock Option Review” in Note 5 of the Notes to Consolidated Financial Statements above. The Company and the Special Committee are continuing to cooperate with the SEC and the Office of the U.S. Attorney. The Company does not know what further actions the SEC or the Office of the U.S. Attorney may take and what, if any, actions may be required by the Company in order to resolve these inquiries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed this $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended October 29, 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common stock. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 28, 2006, the Company has repurchased 2,829,352 shares at a cost of approximately $118.9 million under these programs in fiscal 2006, bringing the combined total of repurchases under these programs to 19,519,752 shares at a cost of approximately $597.7 million. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $52.3 million as of October 28, 2006. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

April 4, 2007

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