Form 10-K
period 2007-02-03
BARNES & NOBLE INC
filed 2007-04-04
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,728,320,713 based upon the closing market price of $33.85 per share of Common Stock on the New York Stock Exchange as of July 28, 2006.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2007: 65,932,402

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended February 3, 2007 are incorporated by reference into Parts II and IV.

			Page
		PART I
Item	1.	Business	3

Item	1A.	Risk Factors	13

Item	1B.	Unresolved Staff Comments	16

Item	2.	Properties	16

Item	3.	Legal Proceedings	17

Item	4.	Submission of Matters to a Vote of Security Holders	19

		PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item	6.	Selected Financial Data	21

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	21

Item	8.	Financial Statements and Supplementary Data	21

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21

Item	9A.	Controls and Procedures	22

Item	9B.	Other Information	23

		PART III
Item	10.	Directors, Executive Officers and Corporate Governance	23

Item	11.	Executive Compensation	23

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

Item	13.	Certain Relationships and Related Transactions, and Director Independence	24

Item	14.	Principal Accountant Fees and Services	24

		PART IV
Item	15.	Exhibits and Financial Statement Schedules	25

		Signatures	30

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, as of February 3, 2007 operated 793 bookstores and a website. Of the 793 bookstores, 695 operate primarily under the Barnes & Noble Booksellers trade name (32 of which were opened during the 53 weeks ended February 3, 2007 (fiscal 2006)) and 98 operate primarily under the B. Dalton Bookseller trade name. Barnes & Noble conducts the online part of its business through barnesandnoble.com llc (Barnes & Noble.com), one of the largest sellers of books on the Internet. Through Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), the Company is a leading general trade book publisher. Additionally, the Company owns an approximate 74% interest in Calendar Club L.L.C. (Calendar Club), an operator of seasonal kiosks.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines, music and movies direct to customers. These collectively account for substantially all of the Company’s sales. During fiscal 2006, the Company’s share of the consumer book market was approximately 17.5%. Bestsellers (the “top ten” hardcover fiction, hardcover non-fiction and trade paperbacks discounted each week) typically represent between 3% and 5% of Barnes & Noble store sales.

The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. The fiscal year ended February 3, 2007 (fiscal 2006) was comprised of 53 weeks and the fiscal year ended January 28, 2006 (fiscal 2005) was comprised of 52 weeks.

The Company was incorporated in Delaware in 1986.

Barnes & Noble is the nation’s largest operator of bookstores1 with 695 Barnes & Noble stores located in all 50 states and the District of Columbia as of February 3, 2007. With over 40 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical store offers a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble store an active part of its community.

Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size, with an overall average store size of 25,000 square feet. Barnes & Noble stores opened during fiscal 2006 added 0.6 million square feet to the Barnes & Noble store base, bringing the total square footage to 17.5 million square feet, a 3% increase over the prior fiscal year. The Company plans to open between 35 and 40 Barnes & Noble stores in the fiscal year ending February 2, 2008 (fiscal 2007), which are expected to average 27,000 square feet in size.

[1]	Based upon sales reported in trade publications and public filings.

At the end of fiscal 2006, the Company operated 98 B. Dalton bookstores. Most of the B. Dalton stores range in size from 2,000 to 6,000 square feet. B. Dalton generally discounts between 15% and 30% off publishers’ suggested retail prices for hardcover bestsellers. B. Dalton also offers the Barnes & Noble Membership Program which gives members additional discounts and other benefits.

The Company is continuing its controlled descent in the number of its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores, which has resulted in the closing of 869 (20 in fiscal 2006) B. Dalton bookstores since 1989.

The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of February 3, 2007, Barnes & Noble had stores in 161 of the total 210 DMA (Designated Market Area) markets. In 68 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthens its market position and increases its franchise value. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

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

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers, 20% off trade paperback bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Membership Program offers members greater discounts. For an annual fee of $25, members receive discounts of 40% off publishers’ suggested retail prices on hardcover bestsellers, 20% off adult hardcovers, and 10% off on all other merchandise. These discounts are available to members for purchases made at Barnes & Noble stores, B. Dalton bookstores and on Barnes & Noble.com. In addition, members receive exclusive offers and promotions via direct mail and emails.

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

Merchandising and Marketing

The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community carrying a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 60,000 to 200,000 unique titles, of which approximately 50,000 titles are common to all stores. The balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than seven million titles. It includes over 2.4 million active titles in over 200 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of Barnes & Noble.com’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble.com, which receives over 70 million customer visits annually, ranking it among the top 30 e-commerce sites in terms of traffic, as measured by Comscore Media Metrix. As a result of this reach, the Company believes that the website provides significant advertising power which would be valued in the tens of millions of dollars if such advertising were placed with third party websites with comparable reach. In this way, Barnes & Noble.com serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at Barnes & Noble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities.

The Company’s multi-channel marketing strategy enables it to have consistent cross-channel promotions which are primarily communicated via email. In addition, Barnes & Noble.com is an important component in the Company’s Member program.

Another example of a multi-channel initiative is the 2006 launch of the Barnes & Noble MasterCard, an affinity credit card, issued by Barclays Bank Delaware. Holders of the card receive an additional 5% rebate for all purchases made in Barnes & Noble stores, B. Dalton bookstores or at Barnes & Noble.com. In addition, points are accumulated for purchases made elsewhere, and redeemed for Barnes & Noble gift cards which can be used for purchases in either channel.

The Company firmly believes that its website is a key factor behind its industry leading comparable store sales gains. Barnes & Noble.com has continued to receive high ratings for its service: in the fourth quarter of 2006, the American Customer Satisfaction Index ranked Barnes & Noble.com as Number One for customer satisfaction. This well-regarded survey, compiled by the University of Michigan, of 65,000 consumers rating over 200 companies is the industry’s leading indicator of customer satisfaction. 2006 marked the third year in a row that Barnes & Noble.com received the highest rating.

Store Locations and Properties

The Company’s experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers or freestanding buildings and regional shopping malls.

The number of Barnes & Noble stores located in each state and the District of Columbia as of February 3, 2007 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	14
Alaska	2	Montana	4
Arizona	19	Nebraska	4
Arkansas	5	Nevada	5
California	87	New Hampshire	4
Colorado	17	New Jersey	25
Connecticut	12	New Mexico	3
Delaware	1	New York	45
District of Columbia	2	North Carolina	18
Florida	45	North Dakota	2
Georgia	20	Ohio	19
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	8
Illinois	30	Pennsylvania	28
Indiana	12	Rhode Island	3
Iowa	8	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	9
Louisiana	6	Texas	56
Maine	1	Utah	9
Maryland	12	Vermont	1
Massachusetts	19	Virginia	24
Michigan	23	Washington	18
Minnesota	21	West Virginia	1
Mississippi	2	Wisconsin	11
		Wyoming	1

Expansion

According to Veronis Suhler Stevenson Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 3.3%, from approximately $21.3 billion in 2005 to approximately $25.1 billion in 2010. The Company believes Barnes & Noble stores offer the greatest opportunity to increase the Company’s share of the expanding consumer book market. The Company expects to open approximately 35 to 40 new Barnes & Noble stores during fiscal 2007. Management positions in those stores are expected to be filled mostly by employees from existing stores.

The number of B. Dalton stores located in each state and the District of Columbia as of February 3, 2007 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Arizona	1	Nevada	2
Arkansas	1	New Hampshire	1
California	13	New Jersey	4
Colorado	1	New Mexico	1
District of Columbia	1	New York	4
Florida	5	North Carolina	2
Georgia	2	North Dakota	3
Idaho	1	Ohio	7
Illinois	4	Oregon	1
Indiana	2	Pennsylvania	3
Iowa	4	South Carolina	1
Kansas	1	South Dakota	1
Louisiana	2	Texas	3
Maine	2	Utah	1
Massachusetts	3	Virginia	5
Michigan	7	Washington	2
Minnesota	3	Wisconsin	1
Missouri	1	Wyoming	1
Nebraska	1

Sterling Publishing

The Company’s subsidiary Sterling is a leading general nonfiction trade book publisher, with more than 5,000 books in print. Sterling publishes a wide range of nonfiction and illustrated books, consisting primarily of reference and “how-to” titles on subjects such as crafts, food and wine, home design, woodworking, puzzles and games, and children’s books. Sterling also publishes books for a number of brands, including AARP, Mensa and HASBRO.

Lark Books, a wholly owned subsidiary of Sterling, creates books that are beautiful, informative and fun on subjects such as crafting, decorating, outdoor living, children’s, and photography, including branded books by Kodak and Magic Lantern. Under a contract with the Hearst Corporation, Sterling publishes books for eighteen well-loved magazines including Good Housekeeping, Popular Mechanics, Town & Country, Cosmopolitan, Country Living, Redbook, Haarpers Bizarre, Seventeen and House Beautiful. Sterling Children’s Books publishes titles for every age, from babies through young adults, and includes award-winning titles such as Poetry for Young People: Langston Hughes, which was just awarded the 2006 Coretta Scott King Illustrator Honor Award. An imprint, Union Square Press, was started to publish narrative non-fiction books.

Calendar Club

The Company owns a 74% interest in Calendar Club L.L.C., an operator of seasonal kiosks.

Store Operations

The Company has seasoned management teams for its stores, including those for real estate, merchandising and store operations. Field management includes regional directors and district managers supervising multiple store locations.

Each Barnes & Noble store generally employs a store manager, two assistant store managers, a café manager and approximately 50 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill positions in the Company’s new Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its expanding business will continue to come from within its existing operations.

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

The Company purchases books on a regular basis from over 1,700 publishers and approximately 20 wholesalers and distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 49% of the Company’s book purchases during fiscal 2006, and no single supplier accounted for more than 14% of the Company’s purchases during this period. Consistent with industry practice, a substantial majority of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

Publishers periodically offer their excess inventory in the form of remainder books to book retailers and wholesalers through an auction process which generally favors booksellers such as the Company, who are able to buy substantial quantities. These books are generally purchased in large quantities at favorable prices and are then sold to consumers at significant discounts off publishers’ list prices.

Distribution

The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and building and maintaining efficient distribution centers. This investment has enabled the Company to source an increasingly larger percentage of its inventory through its own distribution centers, resulting in increased direct buying from publishers rather than wholesalers. This has also led to improved just-in-time deliveries to stores and the ability to offer “Fast&Free Delivery” through its website and for in-store orders placed by customers for home delivery.

As of February 3, 2007, the Company had approximately 1.9 million square feet of distribution center capacity. The Company’s new 1,145,000 square foot distribution center in Monroe Township, New Jersey became operational in August 2005 and since then has been shipping merchandise to stores throughout the country and to online customers. The Company has closed four smaller facilities which it previously occupied and is in the process of closing one remaining building located in New Jersey as well as a facility located in Memphis Tennessee.

The Company also has a 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has 138,658 square feet of distribution center capacity for facilitating Sterling Publishing third-party sales.

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

The Company believes that it has built a leading interactive e-commerce platform, and plans to continue to invest in technologies that will enable it to offer its customers the most convenient and user-friendly online shopping experience. Barnes & Noble.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of service to its customers. The overall mix of technologies and applications allows the Company to support a distributed, scalable and secure e-commerce environment.

The Company uses Intel-based server technology in a fully redundant configuration to power its website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. The Company utilizes two hosting locations. Each of the hosting locations is “co-located” within hosting facilities that are maintained by two different hosting vendors. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to assure uninterrupted systems support.

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from large established music chains, established movie chains, as well as specialty retail stores, e-commerce businesses, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail-order offers and have access to mail-order clubs. The largest mail-order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates. In addition, the Company faces competition from the growing popularity of music downloading services.

Trademarks and Servicemarks

B. Dalton Bookseller, Bookstar, Readers’ Advantage, Book$avers and Calendar Club are Company-owned servicemarks registered with the United States Patent and Trademark Office. Barnes & Noble is a federally registered servicemark which has been licensed to the Company under a perpetual license agreement which is royalty-free.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of February 3, 2007, the Company had approximately 39,000 full- and part-time booksellers. The Company’s employees are not represented by unions, with the exception of 53 Sterling employees, and the Company believes that its relationship with its employees is excellent.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The internet address of the SEC’s website is http://www.sec.gov.

The Company makes available on its website at www.barnesandnobleinc.com under “For Investors”—“SEC Documents,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such material with the SEC.

The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, a Code of Ethics for Senior Financial Officers, and written charters for the Company’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. Each of the foregoing is available on the Company’s website at www.barnesandnobleinc.com under “For Investors” – “Corporate Governance” and in print to any stockholder who requests it, in writing to the Company’s Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics for Senior Financial Officers on the Company’s website within five business days following such amendment or waiver.

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

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from large established music chains, established movie chains, specialty retail stores, e-commerce businesses, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail-order offers and have access to mail-order clubs. The largest mail-order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates. In addition, the Company faces competition from the growing popularity of music downloading services.

If the Company were unable to continue to open new stores, its growth may decline.

The Company’s growth depends in part on its ability to open new stores and operate them profitably. The Company opened 32 stores in fiscal 2006 and expects to open between 35 and 40 stores in fiscal 2007. In general, the rate of expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of desired locations and qualified management personnel, the negotiation of acceptable lease terms, and the ability to manage the operational aspects of growth. It also depends upon the availability of adequate capital, which in turn depends in large part upon cash flow generated by the Company.

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

While Barnes & Noble.com is currently collecting sales tax in a majority of states, the Company receives communications from time to time from various states regarding the applicability of state sales tax to sales made to customers in their respective states prior to the commencement of sales tax collection. While management believes that the accompanying financial statements reflect the best current estimate of any potential liability in this area, there can be no assurance that the outcome of any discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially in excess of any liability currently recorded.

If the Company is unable to renew or enter into new leases on favorable terms, its revenue growth may decline.

Substantially all of the Company’s stores are located in leased premises. If the cost of leasing existing stores increases, the Company cannot assure that it will be able to maintain its existing store locations as leases expire. In addition, the Company may not be able to enter into new leases on favorable terms or at all, or it may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. The Company’s revenues and earnings may decline if the Company fails to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

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

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the third quarter. During fiscal 2006, 36% of sales and 86% of operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year.

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

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Chief Executive Officer, Mitchell S. Klipper, Chief Operating Officer, Joseph J. Lombardi, Chief Financial Officer, and Marie J. Toulantis, Chief Executive Officer of Barnes & Noble.com, as well as certain other key officers of the Company and its subsidiaries. The loss of the services of any of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

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

In July 2006, the SEC commenced an informal inquiry into the Company’s stock option granting practices, and the Office of the U.S. Attorney for the Southern District of New York has also requested information on this subject. A Special Committee appointed by the Company’s Board of Directors, consisting of Patricia Higgins, reviewed the Company’s historical stock option practices and engaged independent outside counsel and an independent forensic auditor to assist in this matter. On April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors. See “Stock Option Review” in Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report (as defined in Item G below). The Company and the Special Committee are continuing to cooperate with the SEC and the Office of the U.S. Attorney. The Company does not know what further actions the SEC or the Office of the U.S. Attorney may take and what, if any, actions may be required by the Company in order to resolve these inquiries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	Properties

All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 694 leased stores open as of February 3, 2007 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2008	31
2009	42
2010	53
2011	85
2012	118
2013 and later	365

All B. Dalton stores are leased. The leases generally provide for an initial 10-year term with no renewal option. Currently 19 store leases are on a month-to-month basis and the remaining 79 B. Dalton leases as of February 3, 2007 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2008	56
2009	17
2010	1
2011	2
2012	0
2013 and later	3

In addition to the bookstores, the Company leases four distribution centers in New Jersey (2), Reno, Nevada (1) and Memphis, Tennessee (1) totaling 2,463,443 square feet.

In fiscal 2005, the Company opened its new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility is expected to provide adequate space to handle the Company’s growth over the next decade. The remaining New Jersey distribution center lease expires in 2010.

The Company leases a 600,000 square foot distribution center in Reno, Nevada which lease expires in 2010.

The Company leases a 380,000 square foot distribution center in Memphis, Tennessee which ceased operations in February 2007. The Company expects to exit the facility in June 2007.

The Company’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 144,000 square feet of office space and expires in 2013.

The Company leases four additional locations in New York, New York for office space: 90,000 square feet under a lease expiring in 2015, 25,400 square feet under a lease expiring in 2016, 35,500 square feet under a lease expiring in 2007 and 55,500 square feet under leases expiring in 2014 and 2015.

The Company also has 79,463 square feet of office space in Westbury, New York under a lease expiring in 2012.

The Company leases three locations in Austin, Texas and two locations in the United Kingdom for office and warehouse space for Calendar Club: 202,598, 124,200, 40,016, 22,363 and 15,313 square feet under leases expiring in 2014, 2012, 2009, 2007 and 2009, respectively.

The Company also has 138,658 square feet of office space in Edison, NJ and 15,000 square feet of office space in Asheville, North Carolina for Sterling Publishing under a lease expiring in 2009.

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

In July 2006, the Company created a Special Committee of the Board of Directors, consisting of Patricia Higgins, to review, with the assistance of independent outside counsel and an independent forensic auditor, the Company’s stock option granting practices. This review was completed and on April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors. See “Stock Option Review” in Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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

The class action lawsuit In Re Initial Public Offering Securities Litigation filed in the U.S. District Court, Southern District of New York in April 2002 (the Action) named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain) (a subsidiary of Barnes & Noble.com) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the 1933 Act) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the 1934 Act) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendants issuers, has been entered into. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the action, the terms of which are consistent with the MOU. The Settlement Agreement was submitted to the Court for approval and on February 15, 2005, the judge granted preliminary approval of the settlement. On December 5, 2006, the federal appeals court for the Second Circuit issued a decision reversing Judge Scheindlin’s class certification decision in six focus cases. In light of that decision, Judge Scheindlin has stayed all proceedings in the district court, including consideration of the settlement. Plaintiffs then filed, in January 2007, a Petition for Rehearing En Banc before the Second Circuit.

While Barnes & Noble.com is currently collecting sales tax in a majority of states, the Company receives communications from time to time from various states regarding the applicability of state sales tax to sales made to customers in their respective states prior to the commencement of sales tax collection. While management believes that the accompanying financial statements reflect the best current estimate of any potential liability in this area, there can be no assurance that the outcome of any discussions with any state taxing authority will not result in the payment by of state sales taxes for prior periods, or that the amount of any such payments will not be materially in excess of any liability currently recorded.

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

There were no matters submitted to a vote of security holders during the 13 weeks ended February 3, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$48.41	$40.47	$36.00	$31.25
Second Quarter	45.67	33.00	42.49	34.10
Third Quarter	41.82	32.33	42.12	34.09
Fourth Quarter	43.47	38.03	44.75	35.30

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of March 31, 2007
Common stock, $0.001 par value	2,228

Dividends

The Company paid quarterly cash dividends of $0.15 per share on March 31, 2006 to stockholders of record at the close of business on March 10, 2006, on June 30, 2006 to stockholders of record at the close of business on June 9, 2006, on September 29, 2006 for stockholders of record at the close of business on September 8, 2006, on December 29, 2006 to stockholders of record at the close of business on December 8, 2006 and on March 30, 2007 to stockholders of record at the close of business on March 9, 2007.

During fiscal 2005, the Company paid quarterly cash dividends of $0.15 per share on September 30, 2005 to stockholders of record at the close of business on September 9, 2005 and on December 30, 2005 to stockholders of record at the close of business on December 9, 2005.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
October 29, 2006 – November 25, 2006	—	$—	—	$52,312,232
November 26, 2006 – December 30, 2006(a)	371	$41.56	371	$52,296,815
December 31, 2006 – February 3, 2007(a)	48	$36.69	48	$52,295,054

Total	419	$41.00	419

(a)	The 419 shares repurchased in the fourth quarter represent the shares repurchased from employees to cover their tax liability on restricted shares that vested during the fourth quarter of fiscal 2006.

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed this $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of February 3, 2007, the Company has repurchased 2,829,771 shares at a cost of approximately $118.9 million under these programs in fiscal 2006, bringing the combined total of repurchases under these programs to 19,520,171 shares at a cost of approximately $597.7 million. The maximum dollar value of common shares that may yet be purchased under the current program is approximately $52.3 million as of February 3, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended February 3, 2007 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of February 3, 2007, the Company’s cash and cash equivalents totaled approximately $348,767,000.

Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest rate options based on the prime rate or the Eurodollar rate depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its credit facility. The Company did not have any amounts outstanding under the facility at February 3, 2007 and January 28, 2006.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

IT EM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of February 3, 2007 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 as stated in their report incorporated herein as part of the Company’s Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended February 3, 2007 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended February 3, 2007 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of February 3, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,505,000	$18.97	4,155,864
Equity compensation plans not approved by security holders	—	—	—

Total	8,505,000	$18.97	4,155,864

The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 53-week period ended February 3, 2007, and the 52-week periods ended January 28, 2006 and January 29, 2005 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts

February 3, 2007	$2,882	$(51)	$(517)	$2,314

January 28, 2006	$2,820	$403	$(341)	$2,882

January 29, 2005	$5,343	$(2,349)	$(174)	$2,820

3.	Exhibits:

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among the Company, B&N.com Holding Corp., B&N.com Acquisition Corp., and barnesandnoble.com inc., dated as of January 8, 2004. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 29, 1996 and filed May 30, 1996. (7)

3.3	Amended and Restated By-laws of the Company. (3)

3.4	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of the Company. (4)

3.5	Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 17, 1998 and filed July 17, 1998. (4)

4.1	Specimen Common Stock certificate. (2)

4.2	Rights Agreement, dated as of July 10, 1998, between the Company and The Bank of New York, as Rights Agent. (4)

10.1	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (2)

10.2	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (5)

10.3	Employment Agreement between the Company and Mitchell S. Klipper dated as of February 18, 2002. (6)

10.4	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (8)

10.5	Employment Agreement, dated as of March 9, 2005, between barnesandnoble.com llc and Marie Toulantis. (11)

10.6	Credit Agreement, dated as of June 17, 2005, among the Borrowers, Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA, Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Documentation Agents. Banc of America Securities LLC and JPMorgan Securities Inc. acted as joint Lead Arrangers and Co-Book Managers under the Agreement. (14)

Exhibit No.	Description
10.7	Subsidiary Guaranty Agreement, dated as of June 17, 2005, made by Doubleday Book Shops, Inc., B&N.Com Holding Corp., CCI Holdings, Inc., B&N General Partner (Texas) Corp., B&N Limited Partner (Texas) Corp., barnesandnoble.com inc., Barnes & Noble Bookquest LLC, Marketing Services (Minnesota) Corp. and Barnes & Noble Services, Inc., as Guarantors, to Bank of America, N.A., as Administrative Agent for each of the Lenders. (14)

10.8	Amendment No. 1 to the Company’s Credit Agreement, dated as of June 17, 2005, with Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Co-Documentation Agents. Banc of America Securities LLC and JPMorgan Securities Inc. acted as joint Lead Arrangers and Co-Book Managers under the Agreement. (15)

10.9	Waiver Agreement among the Company, certain of its subsidiaries, the lenders under the Company’s Credit Agreement, as amended, dated as of June 17, 2005, Bank of America, N.A., as administrative agent for the Lenders, and each of the guarantors named therein. (16)

10.16	The Company’s Amended and Restated 1996 Incentive Plan. (7)

10.17	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (17)

10.18	The Company’s 2004 Executive Performance Plan. (2)

10.19	The Company’s 2004 Incentive Plan. (2)

10.20	Amendment to the Company’s 2004 Incentive Plan. (17)

10.21	The Company’s Deferred Compensation Plan. (9)

10.22	Form of Option Award Agreement of the Company. (13)

10.23	Form of Restricted Stock Award Agreement of the Company. (13)

10.24	Promissory Note, dated as of October 1, 2004, made by GameStop in favor of B&N GameStop Holding Corp. (10)

10.25	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and GameStop Corp. (10)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (18)

Exhibit No.	Description
14.1	Code of Ethics for Senior Financial Officers. (9)

20.1	Information Statement and Questions and Answers document, dated November 5, 2004. (12)

21.1	List of Subsidiaries. (18)

23.1	Consent of BDO Seidman, LLP. (18)

23.2	Report of BDO Seidman, LLP. (18)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(6)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(7)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 27, 1996.

(8)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(9)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2004.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2005.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2006.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006.

(18)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.

(Registrant)

By:	/s/ Stephen Riggio
Stephen Riggio
Chief Executive Officer
April 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	April 4, 2007

/s/ Stephen Riggio Stephen Riggio	Vice Chairman and Chief Executive Officer (principal executive officer)	April 4, 2007

/s/ Joseph J. Lombardi Joseph J. Lombardi	Chief Financial Officer (principal financial and accounting officer)	April 4, 2007

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	April 4, 2007

/s/ Matthew A. Berdon Matthew A. Berdon	Director	April 4, 2007

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	April 4, 2007

/s/ William Dillard II William Dillard II	Director	April 4, 2007

/s/ Patricia L. Higgins Patricia L. Higgins	Director	April 4, 2007

/s/ Irene R. Miller Irene R. Miller	Director	April 4, 2007

/s/ Margaret T. Monaco Margaret T. Monaco	Director	April 4, 2007

/s/ William F. Reilly William F. Reilly	Director	April 4, 2007

/s/ William Sheluck, Jr. William Sheluck, Jr.	Director	April 4, 2007

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	April 4, 2007