Form 10-Q
period 2007-05-05
BARNES & NOBLE INC
filed 2007-06-14
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Number of shares of $.001 par value common stock outstanding as of May 31, 2007: 65,801,696.

BARNES & NOBLE, INC. AND SUBSIDIARIES

May 5, 2007

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	May 5, 2007	April 29, 2006
Sales	$1,145,395	$1,114,735
Cost of sales and occupancy	811,364	775,985

Gross profit	334,031	338,750

Selling and administrative expenses	295,208	281,142
Depreciation and amortization	45,508	40,555
Pre-opening expenses	1,034	3,280

Operating profit (loss)	(7,719)	13,773
Interest income (net of interest expense of $501 and $532, respectively) and amortization of deferred financing fees	3,138	1,510

Income (loss) before taxes and minority interest	(4,581)	15,283
Income taxes	(1,832)	6,228

Income (loss) before minority interest	(2,749)	9,055
Minority interest	1,078	936

Net income (loss)	$(1,671)	$9,991

Income (loss) per common share
Basic	$(0.03)	$0.15
Diluted	$(0.03)	$0.14

Weighted average common shares outstanding
Basic	65,209	65,745
Diluted	65,209	70,100

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	May 5, 2007	April 29, 2006	February 3, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$120,676	57,616	348,767
Receivables, net	103,167	97,288	100,467
Merchandise inventories	1,378,186	1,366,480	1,354,580
Prepaid expenses and other current assets	124,188	77,087	118,626

Total current assets	1,726,217	1,598,471	1,922,440

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	991,706	983,603	990,058
Fixtures and equipment	1,306,701	1,199,796	1,310,026

	2,301,654	2,186,646	2,303,331
Less accumulated depreciation and amortization	1,513,775	1,392,324	1,497,275

Net property and equipment	787,879	794,322	806,056

Goodwill	258,619	262,681	259,683
Intangible assets, net	90,541	93,110	91,176
Deferred taxes	104,555	114,720	104,103
Other noncurrent assets	14,230	24,325	13,340

Total assets	$2,982,041	2,887,629	3,196,798

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	May 5, 2007	April 29, 2006	February 3, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$752,017	768,591	792,977
Accrued liabilities	558,129	540,544	704,021

Total current liabilities	1,310,146	1,309,135	1,496,998

Deferred taxes	160,273	157,344	160,273
Other long-term liabilities	364,739	363,294	364,002

Minority interest	8,750	9,121	10,660

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 85,113, 84,180 and 84,608 shares issued, respectively	85	84	85
Additional paid-in capital	1,181,925	1,116,859	1,169,167
Accumulated other comprehensive loss	(6,979)	(8,965)	(7,086)
Retained earnings	588,739	512,617	600,404
Treasury stock, at cost, 20,213, 18,843 and 19,520 shares, respectively	(625,637)	(571,860)	(597,705)

Total shareholders’ equity	1,138,133	1,048,735	1,164,865

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,982,041	2,887,629	3,196,798

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at February 3, 2007	$85	1,169,167	(7,086)	600,404	(597,705)	$1,164,865

Comprehensive loss:
Net loss	—	—	—	(1,671)	—
Other comprehensive income:
Foreign currency translation	—	—	107	—	—

Total comprehensive loss						(1,564)

Exercise of 367 common stock options	—	5,739	—	—	—	5,739
Stock options and restricted stock tax benefits	—	3,354	—	—	—	3,354
Stock-based compensation expense	—	3,452	—	—	—	3,452
Stock option repricing, net	—	213	—	—	—	213
Cash dividend paid to stockholders	—	—	—	(9,994)	—	(9,994)
Treasury stock acquired, 692 shares	—	—	—	—	(27,932)	(27,932)

Balance at May 5, 2007	$85	1,181,925	(6,979)	588,739	(625,637)	$1,138,133

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	13 weeks ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities:
Net income (loss)	$(1,671)	9,991
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	45,645	40,555
Stock-based compensation expense	3,452	4,323
Loss on disposal of property and equipment	11	399
Minority interest	(1,078)	(936)
Decrease in other long-term liabilities for scheduled rent increases in long-term leases	(5,411)	(4,237)
Changes in operating assets and liabilities, net	(205,594)	(254,362)

Net cash flows from operating activities	(164,646)	(204,267)

Cash flows from investing activities:
Purchases of property and equipment	(32,753)	(30,679)
Net (increase) decrease in other noncurrent assets	(1,027)	1,516

Net cash flows from investing activities	(33,780)	(29,163)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(27,932)	(93,091)
Cash dividend paid to shareholders	(9,994)	(9,968)
Proceeds from exercise of common stock options	5,739	12,754
Excess tax benefit from stock-based compensation	3,354	8,765
Dividend to minority interest	(832)	—

Net cash flows from financing activities	(29,665)	(81,540)

Net decrease in cash and cash equivalents	(228,091)	(314,970)

Cash and cash equivalents at beginning of period	348,767	372,586

Cash and cash equivalents at end of period	$120,676	57,616

Changes in operating assets and liabilities, net:
Receivables, net	$3,661	1,829
Merchandise inventories	(23,606)	(52,483)
Prepaid expenses and other current assets	(5,562)	459
Accounts payable and accrued liabilities	(180,087)	(204,167)

Changes in operating assets and liabilities, net	$(205,594)	(254,362)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(2,959)	(1,205)
Income taxes	$58,047	58,498

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 5, 2007 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 53 weeks ended February 3, 2007 (fiscal 2006). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 5, 2007 are not indicative of the results to be expected for the 52 weeks ending February 2, 2008 (fiscal 2007).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 99%, 95% and 96% of the Company’s merchandise inventories as of May 5, 2007, April 29, 2006 and February 3, 2007, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

(2)	Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 as of February 4, 2007. The adoption of FIN 48 did not result in any adjustments to the Company’s reserves for uncertain tax positions. As of February 4, 2007, the Company had $23,155 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. There have been no material changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the 13 weeks ended May 5, 2007.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,908 accrued for interest and penalties, which is included in the $23,155 of unrecognized tax benefits noted above.

Approximately $10,600 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily fiscal 2003 through fiscal 2006. Some earlier years remain open for a small minority of states. Prior to fiscal 2006, the Company had a fiscal tax year ending in October.

(3)	Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this transition method, stock-based compensation expense for share-based awards recognized during the 13 weeks ended May 5, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 weeks ended April 29, 2006 are shown below. No options were granted for the 13 weeks ended May 5, 2007.

13 weeks ended April 29, 2006
Weighted average fair value of grants	$10.58
Expected volatility	24.00%
Expected risk-free interest rate	4.43%
Expected life	5 years
Expected dividend yield	1.44%

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 13 weeks ended May 5, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, February 3, 2007	8,505	$18.97
Granted	—	—
Exercised	(367)	15.57
Forfeited	(32)	22.66

Balance, May 5, 2007	8,106	19.11

Exercisable at May 5, 2007	7,066	18.38

The following table presents a summary of the Company’s restricted stock activity for the 13 weeks ended May 5, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, February 3, 2007	767	$40.97
Granted	100	40.53
Vested	(220)	40.40
Forfeited	(11)	40.22

Balance, May 5, 2007	636	41.17

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

For the 13 weeks ended May 5, 2007 and April 29, 2006, the Company recognized stock-based compensation expense as follows:

	13 weeks ended May 5, 2007	13 weeks ended April 29, 2006
Selling and administrative expenses	$3,452	$4,323

(4)	Changes in Intangible Assets and Goodwill

	As of May 5, 2007
	Gross Carrying Amount	Accumulated Amortization	Total
Amortizable intangible assets
Author contracts	$18,461	(7,811)	$10,650
Customer lists and relationships	7,700	(7,629)	71
D&O Insurance	3,202	(1,555)	1,647

	$29,363	(16,995)	$12,368

Unamortizable intangible assets
Trade name			$48,400
Copyrights			112
Contracts			29,661

			$78,173

Author contracts and customer lists and relationships are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 13 weeks ended May 5, 2007	$636

Estimated Amortization Expense:
(12 months ending on or about January 31)
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382
2011	$2,023

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The changes in the carrying amount of goodwill for the 13 weeks ended May 5, 2007 are as follows:

Balance as of February 3, 2007	$259,683
Foreign currency translation	43
Benefit of excess tax amortization	(1,107)

Balance as of May 5, 2007	$258,619

(5)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $161 for the 13 weeks ended May 5, 2007 and April 29, 2006.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $46 and $45 for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively.

(6)	Gift Cards

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

(7)	Subsequent Events

On May 15, 2007, the Company announced that its Board of Directors authorized a new share repurchase program of up to $400,000.

On May 24, 2007, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on June 8, 2007, payable on June 29, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of May 5, 2007 and April 29, 2006, and the related condensed consolidated statements of operations for the 13-week periods ended May 5, 2007 and April 29, 2006, changes in shareholders’ equity for the 13-week period ended May 5, 2007, and cash flows for the 13-week periods ended May 5, 2007 and April 29, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended May 5, 2007. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the consolidated condensed financial statements, effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Income Taxes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of February 3, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended February 3, 2007; and in our report dated April 3, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

June 4, 2007

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $120.7 million as of May 5, 2007, compared with $57.6 million as of April 29, 2006.

Merchandise inventories increased $11.7 million, or 0.9%, to $1,378.2 million as of May 5, 2007, compared with $1,366.5 million as of April 29, 2006.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $32.8 million and $30.7 million during the 13 weeks ended May 5, 2007 and April 29, 2006, respectively.

On August 2, 2006, the Company entered into Amendment No. 1 (Amended New Facility) to the Company’s Credit Agreement, dated as of June 17, 2005 (the New Facility). The Amended New Facility amended the New Facility to extend the maturity date to July 31, 2011 from June 16, 2010. The Amended New Facility also amended the New Facility: (1) to reduce the applicable margin that is applied to (x) Eurodollar-based loans above the publicly stated Eurodollar rate and (y) standby letters of credit to a spread ranging from 0.500% to 1.000% from the former range of 0.750% to 1.375%; (2) to reduce the fee paid on commercial letters of credit to a range of 0.2500% to 0.5000% from the former range of 0.3750% to 0.6875%; and (3) to reduce the commitment fee to a range of 0.100% to 0.200% from the former range of 0.150% to 0.300%. In each case, the applicable rate is based on the Company’s consolidated fixed charge coverage ratio. Proceeds from the Amended New Facility will be used for general corporate purposes, including seasonal working capital needs.

The Amended New Facility is an $850.0 million five-year revolving credit facility, which under certain circumstances may be increased to $1.0 billion at the option of the Company as under the New Facility. The New Facility replaced the Amended and Restated Credit and Term Loan Agreement, dated as of August 10, 2004 (the Prior Facility), which consisted of a $400.0 million revolving credit facility and a $245.0 million term loan. The revolving credit facility portion was due to expire on May 23, 2006 and the term loan had a maturity date of August 10, 2009. The Prior Facility was terminated on June 17, 2005, at which time the prior outstanding term loan of $245.0 million was repaid. Letters of credit issued under the Prior Facility, which totaled approximately $30.0 million as of June 17, 2005, were transferred to become letters of credit under the New Facility.

The Company had no outstanding debt under the Amended New Facility and New Facility on May 5, 2007 and April 29, 2006, respectively.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Amended New Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed this $250.0 million repurchase program during the 13 weeks ended April 30, 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program for the purchase of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the 13 weeks ended October 29, 2005.

On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of the Company’s common shares. On May 15, 2007, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $400.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 5, 2007, the Company has repurchased 20,212,594 shares at a cost of approximately $625.6 million under the share repurchase programs. The maximum dollar value of common shares that may yet be purchased under the current programs is approximately $424.4 million as of May 15, 2007. The repurchased shares are held in treasury.

The Company paid quarterly cash dividends of $0.15 per share on March 30, 2007 to stockholders of record at the close of business on March 9, 2007. On May 24, 2007, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on June 8, 2007, payable on June 29, 2007.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended May 5, 2007 compared with the 13 weeks ended April 29, 2006

Sales

During the 13 weeks ended May 5, 2007, the Company’s sales increased $30.7 million, or 2.8%, to $1,145.4 million from $1,114.7 million during the 13 weeks ended April 29, 2006. This increase was primarily attributable to a $32.8 million increase in sales at Barnes & Noble stores.

Barnes & Noble store sales increased $32.8 million, or 3.3%, to $1,013.4 million from $980.7 million during the same period a year ago, and accounted for 88.5% of total Company sales. This increase was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $36.9 million, coupled with a 1.7% increase in comparable store sales which increased sales by $15.9 million, offset by closed stores that decreased sales by $19.7 million.

During the 13 weeks ended May 5, 2007, the Company opened four Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 696 with 17.5 million square feet. The Company closed one B. Dalton store, ending the period with 97 B. Dalton stores and 0.4 million square feet. As of May 5, 2007, the Company operated 793 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended May 5, 2007, cost of sales and occupancy increased $35.4 million, or 4.6%, to $811.4 million from $776.0 million during the 13 weeks ended April 29, 2006. As a percentage of sales, cost of sales and occupancy increased to 70.8% from 69.6% from the same period one year ago. This increase was primarily attributable to the impact of the rollout of the Company’s new Membership discount structure which went into effect in October 2006 and, to a lesser extent, the costs related to the closing of the Company’s Internet distribution center.

Selling and Administrative Expenses

Selling and administrative expenses increased $14.1 million, or 5.0%, to $295.2 million during the 13 weeks ended May 5, 2007 from $281.1 million during the 13 weeks ended April 29, 2006. During the first quarter, selling and administrative expenses increased as a percentage of sales to 25.8% from 25.2% during the prior year period. This increase was primarily due to the costs associated with the stock option review and the closing of the Company’s Internet distribution center, offset by less store closing costs compared to the prior year period.

Depreciation and Amortization

During the first quarter, depreciation and amortization increased $5.0 million, or 12.2%, to $45.5 million from $40.6 million during the same period last year. The increase was primarily due to the accelerated depreciation related to the closing of the Company’s Internet distribution center and higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses decreased $2.2 million, or 68.5%, to $1.0 million during the 13 weeks ended May 5, 2007 from $3.3 million for the 13 weeks ended April 29, 2006. The decrease in pre-opening expenses was primarily the result of the timing of new Barnes & Noble stores to be opened for the remainder of the year compared with the new Barnes & Noble stores opened during the same prior year period.

Operating Profit (Loss)

The Company’s consolidated operating profit decreased $21.5 million, or 156.0%, to ($7.7) million during the 13 weeks ended May 5, 2007, from $13.8 million during the 13 weeks ended April 29, 2006. This decrease was primarily due to the matters discussed above.

Interest Income, Net and Amortization of Deferred Financing Fees

Net interest income and amortization of deferred financing fees increased $1.6 million, or 107.8%, to $3.1 million during the 13 weeks ended May 5, 2007 from $1.5 million during the 13 weeks ended April 29, 2006. The increase was primarily due to higher average cash investments and higher investment return rates.

Income Taxes

Income taxes during the 13 weeks ended May 5, 2007 were ($1.8) million compared with $6.2 million during the 13 weeks ended April 29, 2006. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.00% and 40.75% for the first quarter of fiscal 2007 and fiscal 2006, respectively.

Minority Interest

Minority interest was $1.1 million and $0.9 million during the first quarter of fiscal 2007 and fiscal 2006, respectively, and relates to Calendar Club L.L.C.

Net Income (loss)

As a result of the factors discussed above, the Company reported consolidated net loss of $1.7 million (or ($0.03) per diluted share) during the 13 weeks ended May 5, 2007, compared with net income of $10.0 million (or $0.14 per diluted share) during the 13 weeks ended April 29, 2006.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 99%, 95% and 96% of the Company’s merchandise inventories as of May 5, 2007, April 29, 2006 and February 3, 2007, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 13 weeks ended May 5, 2007 and April 29, 2006 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on traded option volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 3 to the consolidated financial statements contained herein for a further discussion on stock-based compensation.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At May 5, 2007, the Company had $787.9 million of property and equipment, net of accumulated depreciation, and $12.4 million of amortizable intangible assets, net of amortization, accounting for approximately 26.8% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At May 5, 2007, the Company had $258.6 million of goodwill and $78.2 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 11.3% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2006 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Income Taxes. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, tax issues arise where the ultimate outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various tax authorities. Consequently, changes in the Company’s estimates for contingent tax liabilities may materially impact the Company’s results of operations or financial position.

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any ongoing governmental review of the Company’s stock option practices, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 5, 2007, the Company’s cash and cash equivalents totaled approximately $120.7 million.

Additionally, the Company may from time to time borrow money under the Amended New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Amended New Facility. The Company had no borrowings outstanding under the Amended New Facility on May 5, 2007 and April 29, 2006.

The Company does not have any material foreign currency exposure, as nearly all of its business is transacted in United States currency.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments with respect to previously reported legal proceedings, except as follows:

In July and August 2006, four putative stockholder derivative actions were filed in New York County Supreme Court against certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duty and unjust enrichment in connection with the grant of certain stock options to certain executive officers and directors of the Company. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Derivative Litigation. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company has filed a motion to dismiss the consolidated complaint. On May 4, 2007, the court heard argument on the Company’s motion, and a decision is currently pending.

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

The class action lawsuit In Re Initial Public Offering Securities Litigation filed in the U.S. District Court, Southern District of New York in April 2002 (the Action) named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain) (a subsidiary of Barnes & Noble.com) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the 1933 Act) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the 1934 Act) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendants issuers, has been entered into. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the action, the terms of which are consistent with the MOU. The Settlement Agreement was submitted to the Court for approval and on February 15, 2005, the judge granted preliminary approval of the settlement. On December 5, 2006, the federal appeals court for the Second Circuit issued a decision reversing Judge Scheindlin’s class certification decision in six focus cases. In light of that decision, Judge Scheindlin has stayed all proceedings in the district court, including consideration of the settlement. Plaintiffs then filed, in January 2007, a Petition for Rehearing En Banc before the Second Circuit, which was denied in April 2007. On May 30, 2007, Plaintiffs moved, before Judge Scheindlin, to certify a new class.

Item 1.A	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 4, 2007 – March 3, 2007	—	$—	—	$52,295,054
March 4, 2007 – April 7, 2007	56,323	$39.20	56,323	$50,087,441
April 8, 2007 – May 5, 2007	636,100	$40.44	636,100	$24,362,571

Total	692,423	$40.34	692,423

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed this $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. On May 15, 2007, the Company’s Board of Directors authorized a new share repurchase program of up to $400.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 5, 2007, the Company has repurchased 20,212,594 shares at a cost of approximately $625.6 million under its share repurchase programs. The maximum dollar value of common shares that may yet be purchased under the current programs are approximately $424.4 million as of May 15, 2007. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q:

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) /15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

June 14, 2007

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.