Form 10-Q
period 2007-08-04
BARNES & NOBLE INC
filed 2007-09-13
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Number of shares of $.001 par value common stock outstanding as of August 31, 2007: 64,998,101.

BARNES & NOBLE, INC. AND SUBSIDIARIES

August 4, 2007

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales	$1,244,218	1,156,159	2,389,613	2,270,894
Cost of sales and occupancy	882,481	806,637	1,693,845	1,582,622

Gross profit	361,737	349,522	695,768	688,272

Selling and administrative expenses	304,009	278,679	599,217	559,821
Depreciation and amortization	41,430	41,217	86,938	81,772
Pre-opening expenses	2,602	2,705	3,636	5,985

Operating profit	13,696	26,921	5,977	40,694
Interest income (expense) (net of interest income of $2,325, $441, $5,964 and $2,483, respectively) and amortization of deferred financing fees	1,557	(724)	4,695	786

Income before taxes and minority interest	15,253	26,197	10,672	41,480
Income taxes	(1,899)	10,675	(3,731)	16,903

Income before minority interest	17,152	15,522	14,403	24,577
Minority interest	900	1,054	1,978	1,990

Net income	$18,052	16,576	16,381	26,567

Income per common share
Basic	$0.28	0.25	0.25	0.41
Diluted	$0.26	0.24	0.24	0.38

Weighted average common shares outstanding
Basic	65,372	65,070	65,291	65,408
Diluted	68,797	68,895	68,990	69,499

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 4, 2007	July 29, 2006	February 3, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$208,234	21,776	348,767
Receivables, net	124,452	131,371	100,467
Merchandise inventories	1,399,970	1,375,900	1,354,580
Prepaid expenses and other current assets	128,323	85,400	118,626

Total current assets	1,860,979	1,614,447	1,922,440

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	1,012,712	973,391	990,058
Fixtures and equipment	1,331,712	1,245,443	1,310,026

	2,347,671	2,222,081	2,303,331
Less accumulated depreciation and amortization	1,551,800	1,428,320	1,497,275

Net property and equipment	795,871	793,761	806,056

Goodwill	257,611	261,678	259,683
Intangible assets, net	89,918	92,470	91,176
Deferred taxes	105,006	114,949	104,103
Other noncurrent assets	14,644	25,478	13,340

Total assets	$3,124,029	2,902,783	3,196,798

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 4, 2007	July 29, 2006	February 3, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$835,167	755,500	792,977
Accrued liabilities	572,360	514,701	696,666

Total current liabilities	1,407,527	1,270,201	1,489,643

Long-term debt	—	41,000	—
Deferred taxes	160,273	158,035	160,273
Other long-term liabilities	389,269	387,957	371,357

Minority interest	7,850	7,094	10,660

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 86,316, 84,335 and 84,608 shares issued, respectively	86	84	85
Additional paid-in capital	1,214,216	1,125,715	1,169,167
Accumulated other comprehensive loss	(6,804)	(8,826)	(7,086)
Retained earnings	596,746	519,211	600,404
Treasury stock, at cost, 20,668, 19,520 and 19,520 shares, respectively	(645,134)	(597,688)	(597,705)

Total shareholders’ equity	1,159,110	1,038,496	1,164,865

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,124,029	2,902,783	3,196,798

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at February 3, 2007	$85	1,169,167	(7,086)	600,404	(597,705)	$1,164,865

Comprehensive income:
Net income	—	—	—	16,381	—
Other comprehensive income:
Foreign currency translation	—	—	282	—	—

Total comprehensive income						16,663

Exercise of 1,421 common stock options	1	22,608	—	—	—	22,609
Stock options and restricted stock tax benefits	—	14,190	—	—	—	14,190
Stock-based compensation expense	—	8,038	—	—	—	8,038
Stock option repricing, net	—	213	—	—	—	213
Cash dividend paid to stockholders	—	—	—	(20,039)	—	(20,039)
Treasury stock acquired, 1,148 shares	—	—	—	—	(47,429)	(47,429)

Balance at August 4, 2007	$86	1,214,216	(6,804)	596,746	(645,134)	$1,159,110

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$16,381	26,567
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	87,211	82,021
Stock-based compensation expense	8,038	9,280
(Gain) loss on disposal of property and equipment	(34)	567
Minority interest	(1,978)	(1,990)
Deferred taxes	1,311	1,312
Increase (decrease) in other long-term liabilities	(3,880)	8,471
Changes in operating assets and liabilities, net	(132,370)	(331,019)

Net cash flows from operating activities	(25,321)	(204,791)

Cash flows from investing activities:
Purchases of property and equipment	(82,134)	(72,770)
Net (increase) decrease in other noncurrent assets	(1,577)	218

Net cash flows from investing activities	(83,711)	(72,552)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(47,429)	(118,919)
Cash dividend paid to shareholders	(20,039)	(19,950)
Proceeds from exercise of common stock options	22,609	15,282
Excess tax benefit from stock-based compensation	14,190	10,136
Dividend to minority interest	(832)	(1,016)
Net increase in revolving credit debt	—	41,000

Net cash flows from financing activities	(31,501)	(73,467)

Net decrease in cash and cash equivalents	(140,533)	(350,810)
Cash and cash equivalents at beginning of period	348,767	372,586

Cash and cash equivalents at end of period	$208,234	21,776

Changes in operating assets and liabilities, net:
Receivables, net	$(1,980)	(30,061)
Merchandise inventories	(45,390)	(61,903)
Prepaid expenses and other current assets	(9,697)	(10,924)
Accounts payable and accrued liabilities	(75,303)	(228,131)

Changes in operating assets and liabilities, net	$(132,370)	(331,019)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(4,605)	(657)
Income taxes	$64,674	72,690

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 4, 2007 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 53 weeks ended February 3, 2007 (fiscal 2006). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 4, 2007 are not indicative of the results to be expected for the 52 weeks ending February 2, 2008 (fiscal 2007).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 98%, 94% and 96% of the Company’s merchandise inventories as of August 4, 2007, July 29, 2006 and February 3, 2007, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

The Company adopted FIN 48 as of February 4, 2007. The adoption of FIN 48 did not result in any adjustments to the Company’s reserves for uncertain tax positions. As of August 4, 2007, the Company had $13,670 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

tax rate. The provision for income taxes for the 26 weeks ended August 4, 2007 included a tax benefit of $8,000, comprised of $9,577 resulting from previously unrecognized tax benefits for which the statute of limitations expired in the second quarter of fiscal 2007 offset in part by other discrete income tax adjustments of $1,577.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $2,725 accrued for interest and penalties, which is included in the $13,670 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily fiscal 2003 through fiscal 2006. Some earlier years remain open for a small minority of states. Prior to fiscal 2006, the Company had a fiscal tax year ending in October.

(3)	Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this transition method, stock-based compensation expense for share-based awards recognized during the 13 and 26 weeks ended August 4, 2007 and July 29, 2006 include: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123.

The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are generally subject to pro-rata vesting over four years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on traded options volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over four years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006 are shown below.

	13 weeks ended		26 weeks ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Weighted average fair value of grants	$11.61	$11.17	$11.61	$11.10
Expected volatility	28.0%	31.0%	28.0%	30.2%
Expected risk-free interest rate	4.59%	4.97%	4.59%	4.91%
Expected life	5 years	5 years	5 years	5 years
Expected dividend yield	1.47%	1.65%	1.47%	1.63%

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 26 weeks ended August 4, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, February 3, 2007	8,505	$18.97
Granted	20	40.70
Exercised	(1,421)	15.89
Forfeited	(44)	21.58

Balance, August 4, 2007	7,060	20.20

Exercisable at August 4, 2007	6,334	19.42

The following table presents a summary of the Company’s restricted stock activity for the 26 weeks ended August 4, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, February 3, 2007	767	$40.97
Granted	460	40.75
Vested	(221)	40.37
Forfeited	(20)	40.70

Balance, August 4, 2007	986	40.23

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

For the 13 and 26 weeks ended August 4, 2007 and July 29, 2006, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		26 weeks ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Selling and administrative expenses	$4,587	4,956	8,038	9,280

(4)	Changes in Intangible Assets and Goodwill

	As of August 4, 2007
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	$18,461	(8,273)	$10,188
Customer lists and relationships	7,700	(7,657)	43
D&O Insurance	3,202	(1,688)	1,514

	$29,363	(17,618)	$11,745

Unamortizable intangible assets
Trade name			$48,400
Copyrights			112
Contracts			29,661

			$78,173

Author contracts and customer lists and relationships are being amortized over periods of 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 26 weeks ended August 4, 2007	$1,258

Estimated Amortization Expense:
(12 months ending on or about January 31)
2007	$2,684
2008	$2,531
2009	$2,395
2010	$2,382
2011	$2,023

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Thousands of dollars, except per share data)

(unaudited)

The changes in the carrying amount of goodwill for the 26 weeks ended August 4, 2007 are as follows:

Balance as of February 3, 2007	$259,683
Foreign currency translation	142
Benefit of excess tax amortization	(2,214)

Balance as of August 4, 2007	$257,611

(5)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $360 and $322 for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $91 and $90 for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively.

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

On August 23, 2007, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on September 7, 2007, payable on September 28, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of August 4, 2007 and July 29, 2006, and the related consolidated statements of operations for the 13 week and 26 week periods ended August 4, 2007 and July 29, 2006, changes in shareholders’ equity for the 26 week period ended August 4, 2007, and cash flows for the 26 week periods ended August 4, 2007 and July 29, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended August 4, 2007. These financial statements are the responsibility of the Company’s management.

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

August 21, 2007

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $208.2 million as of August 4, 2007, compared with $21.8 million as of July 29, 2006.

Merchandise inventories increased $24.1 million, or 1.8%, to $1,400.0 million as of August 4, 2007, compared with $1,375.9 million as of July 29, 2006.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $82.1 million and $72.8 million during the 26 weeks ended August 4, 2007 and July 29, 2006, respectively.

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

The Company had no outstanding debt under the Amended New Facility and New Facility on August 4, 2007 and had $41.0 million outstanding on July 29, 2006.

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

Share repurchases under the above programs may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 4, 2007, the Company has repurchased 20,668,594 shares at a cost of approximately $645.1 million under the share repurchase programs noted above. The maximum dollar value of common shares that may yet be purchased under the current open programs is approximately $404.9 million as of August 4, 2007. The repurchased shares are held in treasury.

The Company paid quarterly cash dividends of $0.15 per share on March 30, 2007 to stockholders of record at the close of business on March 9, 2007 and on June 29, 2007 to stockholders of record at the close of business on June 8, 2007. On August 23, 2007, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on September 7, 2007, payable on September 28, 2007.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended August 4, 2007 compared with the 13 weeks ended July 29, 2006

Sales

During the 13 weeks ended August 4, 2007, the Company’s sales increased $88.1 million, or 7.6%, to $1,244.2 million from $1,156.2 million during the 13 weeks ended July 29, 2006. This increase was primarily attributable to a $75.7 million increase in sales at Barnes & Noble stores and a $14.7 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales increased $75.7 million, or 7.3%, to $1,108.2 million from $1,032.5 million during the same period a year ago, and accounted for 89.1% of total Company sales. This increase was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $33.5 million, coupled with a 4.4% increase in comparable store sales which increased sales by $43.7 million, offset by closed stores that decreased sales by $17.6 million. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales were 1.0%.

Barnes & Noble.com sales increased $14.7 million, or 17.8%, to $97.5 million during the 13 weeks ended August 4, 2007 from $82.7 million during the 13 weeks ended July 29, 2006. This increase was attributable to a 17.9% increase in comparable sales which contributed to an increase in sales of $14.8 million. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales were 7.3%.

During the 13 weeks ended August 4, 2007, the Company opened four Barnes & Noble stores and closed two, bringing its total number of Barnes & Noble stores to 698 with 17.6 million square feet. The Company closed three B. Dalton stores, ending the period with 94 B. Dalton stores and 0.4 million square feet. As of August 4, 2007, the Company operated 792 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended August 4, 2007, cost of sales and occupancy increased $75.9 million, or 9.4%, to $882.5 million from $806.6 million during the 13 weeks ended July 29, 2006. As a percentage of sales, cost of sales and occupancy increased to 70.9% from 69.8% from the same period one year ago. This increase was primarily attributable to the impact of the rollout of the Company’s new Membership discount structure which went into effect in October 2006 and the deep discount on J. K. Rowling’s Harry Potter and the Deathly Hallows.

Selling and Administrative Expenses

Selling and administrative expenses increased $25.3 million, or 9.1%, to $304.0 million during the 13 weeks ended August 4, 2007 from $278.7 million during the 13 weeks ended July 29, 2006. During the second quarter, selling and administrative expenses increased as a percentage of sales to 24.4% from 24.1% during the prior year period. This increase was primarily due to the costs associated with store closings and legal costs.

Depreciation and Amortization

During the second quarter, depreciation and amortization increased $0.2 million, or 0.5%, to $41.4 million from $41.2 million during the same period last year.

Pre-opening Expenses

Pre-opening expenses decreased $0.1 million, or 3.8%, to $2.6 million during the 13 weeks ended August 4, 2007 from $2.7 million for the 13 weeks ended July 29, 2006.

Operating Profit

The Company’s consolidated operating profit decreased $13.2 million, or 49.1%, to $13.7 million during the 13 weeks ended August 4, 2007, from $26.9 million during the 13 weeks ended July 29, 2006. This decrease was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees increased $2.3 million, or 315.1%, to $1.6 million during the 13 weeks ended August 4, 2007 from ($0.7) million during the 13 weeks ended July 29, 2006. The increase was primarily due to higher average cash investments and higher investment return rates.

Income Taxes

Income taxes during the 13 weeks ended August 4, 2007 were ($1.9) million compared with $10.7 million during the 13 weeks ended July 29, 2006. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. Excluding discrete items, the Company’s estimated effective tax rate was 40.00% and 40.75% for the second quarter of fiscal 2007 and fiscal 2006, respectively. The provision for income taxes for the second quarter of fiscal 2007 included a tax benefit of $8.0 million, comprised of $9.6 million resulting from previously unrecognized tax benefits for which the statute of limitations expired in the second quarter of fiscal 2007 offset in part by other discrete income tax adjustments of $1.6 million.

Minority Interest

Minority interest was $0.9 million and $1.1 million during the second quarter of fiscal 2007 and fiscal 2006, respectively, and relates to the Company’s 73.9% ownership of Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $18.1 million (or $0.26 per diluted share) during the 13 weeks ended August 4, 2007, compared with net income of $16.6 million (or $0.24 per diluted share) during the 13 weeks ended July 29, 2006.

Results of Operations

26 weeks ended August 4, 2007 compared with the 26 weeks ended July 29, 2006

Sales

During the 26 weeks ended August 4, 2007, the Company’s sales increased $118.7 million, or 5.2%, to $2,389.6 million from $2,270.9 million during the 26 weeks ended July 29, 2006. This increase was primarily attributable to a $108.4 million increase in sales at Barnes & Noble stores and a $17.5 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales increased $108.4 million or 5.4% to $2,121.7 million from $2,013.2 million during the same period a year ago and accounted for 88.8% of total Company sales. The $108.4 million or 5.4% increase in Barnes & Noble store sales was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $72.8 million, coupled with a 3.1% increase in comparable store sales which increased sales by $59.6 million, offset by closed stores that decreased sales by $37.3 million. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales were 1.3%.

Barnes & Noble.com sales increased $17.5 million, or 10.1%, to $191.3 million during the 26 weeks ended August 4, 2007 from $173.8 million during the 13 weeks ended July 29, 2006. This increase was attributable to a 13.1% increase in comparable sales which contributed to an increase in sales of $22.1 million. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales were 7.9%.

During the 26 weeks ended August 4, 2007, the Company opened eight Barnes & Noble stores and closed five, bringing its total number of Barnes & Noble stores to 698 with 17.6 million square feet. The Company closed four B. Dalton stores, ending the period with 94 B. Dalton stores and 0.4 million square feet. As of August 4, 2007, the Company operated 792 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 26 weeks ended August 4, 2007, cost of sales and occupancy increased $111.2 million, or 7.0%, to $1,693.8 million from $1,582.6 million during the 26 weeks ended July 29, 2006. As a percentage of sales, cost of sales and occupancy increased to 70.9% from 69.7% from the same period one year ago. This increase was primarily attributable to the impact of the rollout of the Company’s new Membership discount structure which went into effect in October 2006 and the deep discount on J. K. Rowling’s Harry Potter and the Deathly Hallows.

Selling and Administrative Expenses

Selling and administrative expenses increased $39.4 million or 7.0%, to $599.2 million during the 26 weeks ended August 4, 2007 from $559.8 million during the 26 weeks ended July 29, 2006. During the first half of fiscal 2007, selling and administrative expenses increased as a percentage of sales to 25.1% from 24.7% during the prior year period. This increase was primarily due to legal costs.

Depreciation and Amortization

During the 26 weeks ended August 4, 2007, depreciation and amortization increased $5.2 million, or 6.3%, to $86.9 million from $81.8 million during the same period last year. The increase was primarily due to the accelerated depreciation related to the closing of the Company’s Internet distribution center and higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses decreased $2.3 million, or 39.3%, to $3.6 million during the 26 weeks ended August 4, 2007, from $6.0 million for the 26 weeks ended July 29, 2006. The decrease in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Profit

The Company’s consolidated operating profit decreased $34.7 million, or 85.3%, to $6.0 million during the 26 weeks ended August 4, 2007, from $40.7 million during the 26 weeks ended July 29, 2006. This decrease was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income and amortization of deferred financing fees increased $3.9 million to $4.7 million during the 26 weeks ended August 4, 2007 from $0.8 million during the 26 weeks ended July 29, 2006. The increase was primarily due to higher average cash investments and higher investment return rates.

Income Taxes

Income taxes during the 26 weeks ended August 4, 2007 were ($3.7) million compared with $16.9 million during the 26 weeks ended July 29, 2006. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. Excluding discrete items, the Company’s estimated effective tax rate was 40.00% and 40.75% for the first half of fiscal 2007 and fiscal 2006, respectively. The provision for income taxes for the first half of fiscal 2007 included a tax benefit of $8.0 million, comprised of $9.6 million resulting from previously unrecognized tax benefits for which the statute of limitations expired in the second quarter of fiscal 2007 offset in part by other discrete income tax adjustments of $1.6 million.

Minority Interest

Minority interest was $2.0 million during the first half of fiscal 2007 and fiscal 2006 and relates to the Company’s 73.9% ownership of Calendar Club L.L.C.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $16.4 million (or $0.24 per diluted share) during the 26 weeks ended August 4, 2007, compared with net income of $26.6 million (or $0.38 per diluted share) during the 26 weeks ended July 29, 2006.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 98%, 94% and 96% of the Company’s merchandise inventories as of August 4, 2007, July 29, 2006 and February 3, 2007, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 26 weeks ended August 4, 2007 and July 29, 2006 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS

No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At August 4, 2007, the Company had $795.9 million of property and equipment, net of accumulated depreciation, and $11.7 million of amortizable intangible assets, net of amortization, accounting for approximately 25.9% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At August 4, 2007, the Company had $257.6 million of goodwill and $78.2 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 10.7% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2006 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online and other initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any ongoing governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of August 4, 2007, the Company’s cash and cash equivalents totaled approximately $208.2 million.

Additionally, the Company may from time to time borrow money under the Amended New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Amended New Facility. The Company had no borrowings outstanding on August 4, 2007 and $41.0 million outstanding on July 29, 2006.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), taxation, employment, benefits, securities, and other matters. The following is a discussion of some of the more significant legal matters involving the Company. There have been no material developments with respect to these previously reported legal proceedings, except as follows:

In re Barnes & Noble, Inc. Derivative Litigation.

In July and August 2006, four putative stockholder derivative actions were filed in New York County Supreme Court against certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duty and unjust enrichment in connection with the grant of certain stock options to certain executive officers and directors of the Company. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Derivative Litigation (the State Derivative Action). The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company has filed a motion to dismiss the consolidated complaint. On May 4, 2007, the court heard argument on the Company’s motion. The motion was voluntarily withdrawn, subject to the right of re-filing, to permit the parties to pursue efforts to resolve the dispute amicably without the need for any decision on the motion.

In September 2006, three putative stockholder derivative actions were filed in the United States District Court for the Southern District of New York naming the directors of the Company and certain current and former executive officers as defendants and alleging that the defendants backdated certain stock option grants to executive officers and caused the Company to file false or misleading financial disclosures and proxy statements. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Shareholders Derivative Litigation (the Federal Derivative Action). The consolidated complaint purports to set forth claims under Section 14(a) of the Securities Exchange Act of 1934 and under Delaware law for breach of fiduciary duty, insider trading, unjust enrichment, rescission, accounting, gross mismanagement, abuse of control, and waste of corporate assets. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company has filed a motion to dismiss the consolidated complaint, but no decision has been issued in light of the parties’ efforts to resolve the matter through out-of-court settlement.

On September 6, 2007, the parties in the State Derivative Action and in the Federal Derivative Action signed a Stipulation of Compromise and Settlement (the Settlement Agreement) with respect to these matters. In entering into the Settlement Agreement, neither Barnes & Noble nor any of the named defendants has admitted to any liability. Under the terms of Settlement Agreement, which is subject to court approval, the Company will institute certain corporate governance and internal control measures and will pay plaintiffs’ attorneys’ fees and expenses in the total amount of $2,750,000.

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

After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendants issuers, was entered into. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the action, the terms of which are consistent with the MOU. The Settlement Agreement was submitted to the Court for approval and on February 15, 2005, Judge Scheindlin granted preliminary approval of the settlement.

On December 5, 2006, the federal appeals court for the Second Circuit issued a decision reversing Judge Scheindlin’s class certification decision in six focus cases. In light of that decision, Judge Scheindlin stayed all proceedings, including consideration of the settlement. Plaintiffs then filed, in January 2007, a Petition for Rehearing En Banc before the Second Circuit, which was denied in April 2007. On May 30, 2007, Plaintiffs moved, before Judge Scheindlin, to certify a new class. On June 25, 2007, Judge Scheindlin entered an order terminating the settlement agreement.

Item 1.A	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
May 6, 2007 – June 2, 2007	456,000	$42.75	456,000	$404,868,571
June 3, 2007 – July 7, 2007	—	—	—	$404,868,571
July 8, 2007 – August 4, 2007	—	—	—	$404,868,571

Total	456,000	$42.75	456,000

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common shares. The Company completed this $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional share repurchase program of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2005. On September 15, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to $200.0 million of the Company’s common shares. On May 15, 2007, the Company’s Board of Directors authorized a new share repurchase program of up to $400.0 million of the Company’s common shares. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 4, 2007, the Company has repurchased 20,668,594 shares at a cost of approximately $645.1 million under its share repurchase programs. The maximum dollar value of common shares that may yet be purchased under the current programs are approximately $404.9 million as of August 4, 2007. The repurchased shares are held in treasury.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 30, 2007 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 9, 2007), there were 65,975,201 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 57,984,158 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
Leonard Riggio	55,171,945	2,812,213
Michael J. Del Giudice	55,335,019	2,649,139
William Sheluck, Jr.	45,086,593	12,897,565
Lawrence S. Zilavy	56,571,362	1,412,796

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Stephen Riggio, Matthew A. Berdon, William Dillard, II, Patricia Higgins, Irene R. Miller, Margaret T. Monaco and William Reilly.

At the Annual Meeting, the shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending February 2, 2008, by the following vote:

In Favor	Against	Abstained
57,864,627	88,404	31,127

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q:

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By: /s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial and accounting officer)

September 13, 2007

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