Form 10-Q
period 2007-11-03
BARNES & NOBLE INC
filed 2007-12-12
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of $.001 par value common stock outstanding as of November 30, 2007: 61,679,298

BARNES & NOBLE, INC. AND SUBSIDIARIES

November 3, 2007

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales	$1,175,521	1,111,958	3,565,134	3,382,852
Cost of sales and occupancy	820,567	780,933	2,514,412	2,363,555

Gross profit	354,954	331,025	1,050,722	1,019,297

Selling and administrative expenses	303,125	290,391	902,342	850,212
Depreciation and amortization	41,870	41,694	128,808	123,466
Pre-opening expenses	5,657	4,501	9,293	10,486

Operating profit (loss)	4,302	(5,561)	10,279	35,133
Interest income (expense) (net of interest income of $1,672, $371, $7,332 and $2,854, respectively) and amortization of deferred financing fees	848	(894)	5,543	(108)

Income (loss) before taxes and minority interest	5,150	(6,455)	15,822	35,025
Income taxes	2,060	(2,630)	(1,671)	14,273

Income (loss) before minority interest	3,090	(3,825)	17,493	20,752
Minority interest	1,287	1,053	3,265	3,043

Net income (loss)	$4,377	(2,772)	20,758	23,795

Income (loss) per common share
Basic	$0.07	(0.04)	0.32	0.36
Diluted	$0.07	(0.04)	0.31	0.34
Weighted average common shares outstanding
Basic	63,006	64,947	64,529	65,254
Diluted	66,131	64,947	68,037	69,244

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	November 3, 2007	October 28, 2006	February 3, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,219	19,888	348,767
Receivables, net	109,722	129,053	100,467
Merchandise inventories	1,665,533	1,639,013	1,354,580
Prepaid expenses and other current assets	126,770	80,363	118,626

Total current assets	1,922,244	1,868,317	1,922,440

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	1,038,416	982,849	990,058
Fixtures and equipment	1,295,887	1,284,023	1,310,026

	2,337,550	2,270,119	2,303,331
Less accumulated depreciation and amortization	1,526,831	1,464,750	1,497,275

Net property and equipment	810,719	805,369	806,056

Goodwill	256,594	260,637	259,683
Intangible assets, net	89,087	91,814	91,176
Deferred taxes	104,384	115,400	104,103
Other noncurrent assets	11,812	11,943	13,340

Total assets	$3,194,840	3,153,480	3,196,798

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	November 3, 2007	October 28, 2006	February 3, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055,151	1,016,564	792,977
Accrued liabilities	576,193	515,516	696,666

Total current liabilities	1,631,344	1,532,080	1,489,643

Long-term debt	24,600	34,100	—
Deferred taxes	160,273	158,035	160,273
Other long-term liabilities	382,663	388,972	371,357
Minority interest	6,563	5,829	10,660

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 86,500, 84,528 and 84,608 shares issued, respectively	86	85	85
Additional paid-in capital	1,222,362	1,134,306	1,169,167
Accumulated other comprehensive loss	(6,673)	(8,713)	(7,086)
Retained earnings	591,260	506,474	600,404
Treasury stock, at cost, 25,546, 19,520 and 19,520 shares, respectively	(817,638)	(597,688)	(597,705)

Total shareholders’ equity	989,397	1,034,464	1,164,865

Commitments and contingencies	—	—	—
Total liabilities and shareholders’ equity	$3,194,840	3,153,480	3,196,798

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at February 3, 2007	$85	1,169,167	(7,086)	600,404	(597,705)	$1,164,865

Comprehensive income:
Net income	—	—	—	20,758	—
Other comprehensive income:
Foreign currency translation	—	—	413	—	—

Total comprehensive income						21,171
Exercise of 1,605 common stock options	1	25,926	—	—	—	25,927
Stock options and restricted stock tax benefits	—	14,604	—	—	—	14,604
Stock-based compensation expense	—	12,452	—	—	—	12,452
Stock option repricing, net	—	213	—	—	—	213
Cash dividend paid to stockholders	—	—	—	(29,902)	—	(29,902)
Treasury stock acquired, 6,026 shares	—	—	—	—	(219,933)	(219,933)

Balance at November 3, 2007	$86	1,222,362	(6,673)	591,260	(817,638)	$989,397

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$20,758	23,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	129,218	123,847
Stock-based compensation expense	12,452	13,116
Increase (decrease) in other long-term liabilities	4,969	(2,094)
Deferred taxes	1,966	1,968
Gain on disposal of property and equipment	(40)	(339)
Minority interest	(3,265)	(3,043)
Changes in operating assets and liabilities, net	(169,880)	(298,034)

Net cash flows from operating activities	(3,822)	(140,784)

Cash flows from investing activities:
Purchases of property and equipment	(140,295)	(127,575)
Net decrease in other noncurrent assets	1,105	1,449

Net cash flows from investing activities	(139,190)	(126,126)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(219,933)	(118,919)
Cash dividend paid to shareholders	(29,902)	(29,915)
Proceeds from exercise of common stock options	25,927	18,390
Excess tax benefit from stock-based compensation	14,604	11,784
Dividend to minority interest	(832)	(1,228)
Net increase in revolving credit debt	24,600	34,100

Net cash flows from financing activities	(185,536)	(85,788)

Net decrease in cash and cash equivalents	(328,548)	(352,698)
Cash and cash equivalents at beginning of period	348,767	372,586

Cash and cash equivalents at end of period	$20,219	19,888

Changes in operating assets and liabilities, net:
Receivables, net	$(2,705)	(9,165)
Merchandise inventories	(310,953)	(325,016)
Prepaid expenses and other current assets	(8,144)	(5,887)
Accounts payable and accrued liabilities	151,922	42,034

Changes in operating assets and liabilities, net	$(169,880)	(298,034)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(6,647)	207
Income taxes	$66,413	82,836

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 3, 2007 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 53 weeks ended February 3, 2007 (fiscal 2006). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 3, 2007 are not indicative of the results to be expected for the 52 weeks ending February 2, 2008 (fiscal 2007).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 97%, 93% and 96% of the Company’s merchandise inventories as of November 3, 2007, October 28, 2006 and February 3, 2007, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

(2)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

(3)	Income Taxes

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Thousands of dollars, except per share data)

(unaudited)

The Company adopted FIN 48 as of February 4, 2007. The adoption of FIN 48 did not result in any adjustments to the Company’s reserves for uncertain tax positions. As of November 3, 2007, the Company had $12,463 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The provision for income taxes for the 39 weeks ended November 3, 2007 included a tax benefit of $8,000, comprised of $9,577 resulting from previously unrecognized tax benefits for which the statute of limitations expired in the second quarter of fiscal 2007 offset in part by other discrete income tax adjustments of $1,577.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $2,436 accrued for interest and penalties, which is included in the $12,463 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily fiscal 2003 through fiscal 2006. Some earlier years remain open for a small minority of states. Prior to fiscal 2006, the Company had a fiscal tax year ending in October.

(4)	Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this transition method, stock-based compensation expense for share-based awards recognized during the 13 and 39 weeks ended November 3, 2007 and October 28, 2006 include: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Thousands of dollars, except per share data)

(unaudited)

generally pro-rata vesting over four years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the 39 weeks ended November 3, 2007 and October 28, 2006 are shown below.

	39 weeks ended
	November 3, 2007	October 28, 2006
Weighted average fair value of grants	$11.61	$11.10
Expected volatility	28.00%	30.22%
Expected risk-free interest rate	4.59%	4.91%
Expected life	5 years	5 years
Expected dividend yield	1.47%	1.63%

There were no stock options granted during the 13 weeks ended November 3, 2007 and October 28, 2006.

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 39 weeks ended November 3, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, February 3, 2007	8,505	$18.97
Granted	20	40.70
Exercised	(1,605)	16.14
Forfeited	(55)	21.03

Balance, November 3, 2007	6,865	20.26

Exercisable at November 3, 2007	6,238	19.56

The following table presents a summary of the Company’s restricted stock activity for the 39 weeks ended November 3, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, February 3, 2007	767	$40.97
Granted	500	40.26
Vested	(221)	40.37
Forfeited	(32)	40.88

Balance, November 3, 2007	1,014	40.76

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Thousands of dollars, except per share data)

(unaudited)

For the 13 and 39 weeks ended November 3, 2007 and October 28, 2006, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		39 weeks ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Selling and administrative expenses	$4,414	3,836	12,452	13,116

(5)	Changes in Intangible Assets and Goodwill

	As of November 3, 2007
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	$18,461	(8,735)	$9,726
Distribution Contracts (a)	8,325	(227)	8,098
Customer lists and relationships	7,700	(7,679)	21
D&O Insurance	3,202	(1,821)	1,381

	$37,688	(18,462)	$19,226

Unamortizable intangible assets
Trade name			$48,400
Copyrights			124
Contracts			21,336

			$69,860

(a)	During the third quarter of fiscal 2007, the Company reevaluated the categorization of distribution contracts based on the recently observed rate of contract retention and reclassified certain of these contracts from an unamortizable intangible asset to an amortizable intangible asset. The distribution contracts passed the impairment testing in November 2007.

Author contracts, distribution contracts and customer lists and relationships are being amortized over periods of 10 years, 10 years and four years (on an accelerated basis), respectively.

Aggregate Amortization Expense:
For the 39 weeks ended November 3, 2007	$2,102

Estimated Amortization Expense:
(12 months ending on or about January 31)
2008	$3,254
2009	$4,565
2010	$3,009
2011	$2,650
2012	$2,473

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Thousands of dollars, except per share data)

(unaudited)

The changes in the carrying amount of goodwill for the 39 weeks ended November 3, 2007 are as follows:

Balance as of February 3, 2007	$259,683
Foreign currency translation	232
Benefit of excess tax amortization	(3,321)

Balance as of November 3, 2007	$256,594

(6)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended November 3, 2007 and October 28, 2006 was $161. Pension expense for the 39 weeks ended November 3, 2007 and October 28, 2006 was $483.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan for the 13 weeks ended November 3, 2007 and October 28, 2006 was $46 and $45, respectively. Postretirement Plan expense for the 39 weeks ended November 3, 2007 and October 28, 2006 was $137 and $135, respectively.

(7)	Gift Cards

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

(8)	Subsequent Events

On November 20, 2007, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on December 7, 2007, payable on December 28, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of November 3, 2007 and October 28, 2006, and the related consolidated statements of operations for the 13 week and 39 week periods ended November 3, 2007 and October 28, 2006, changes in shareholders’ equity for the 39 week period ended November 3, 2007, and cash flows for the 39 week periods ended November 3, 2007 and October 28, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended November 3, 2007. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the consolidated condensed financial statements, effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Income Taxes.

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

November 20, 2007

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $20.2 million as of November 3, 2007, compared with $19.9 million as of October 28, 2006.

Merchandise inventories increased $26.5 million, or 1.6%, to $1,665.5 million as of November 3, 2007, compared with $1,639.0 million as of October 28, 2006.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $140.3 million and $127.6 million during the 39 weeks ended November 3, 2007 and October 28, 2006, respectively.

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

Total debt decreased to $24.6 million as of November 3, 2007 from $34.1 million as of October 28, 2006. Average borrowings under the Company’s Amended New Facility were $0.5 million and $23.3 million during the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. Borrowings under the Company’s Amended New Facility peaked at $37.6 million and $86.5 million during the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. The ratio of debt to equity decreased to 0.02:1.00 as of November 3, 2007, compared to 0.03:1.00 as of October 28, 2006.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Amended New Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

On September 15, 2005, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the 13 weeks ended November 3, 2007. On May 15, 2007, the Company announced its Board of Directors authorized a new share repurchase program for the purchase of up to $400.0 million of the Company’s common shares. The maximum dollar value of common shares that may yet be purchased under the current open program is approximately $232.4 million as of November 3, 2007. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of November 3, 2007, the Company has repurchased 25,546,366 shares at a cost of approximately $817.6 million under its share repurchase programs. The repurchased shares are held in treasury.

The Company paid quarterly cash dividends of $0.15 per share on March 30, 2007 to stockholders of record at the close of business on March 9, 2007, on June 29, 2007 to stockholders of record at the close of business on June 8, 2007 and on September 28, 2007 to stockholders of record at the close of business on September 7, 2007. On November 20, 2007, the Company announced it had authorized a quarterly cash dividend of $0.15 per share for stockholders of record at the close of business on December 7, 2007, payable on December 28, 2007.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended November 3, 2007 compared with the 13 weeks ended October 28, 2006

Sales

During the 13 weeks ended November 3, 2007, the Company’s sales increased $63.6 million, or 5.7%, to $1,175.5 million from $1,112.0 million during the 13 weeks ended October 28, 2006. This increase was primarily attributable to a $43.3 million increase in sales at Barnes & Noble stores, a $12.4 million increase in sales at Barnes & Noble.com and an $8.6 million increase in Sterling Publishing third party sales.

Barnes & Noble store sales increased $43.3 million, or 4.5%, to $1,015.4 million from $972.1 million during the same period a year ago, and accounted for 86.4% of total Company sales. This increase was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $31.9 million, coupled with a 2.6% increase in comparable store sales which increased sales by $23.7 million, offset by closed stores that decreased sales by $15.1 million.

Barnes & Noble.com sales increased $12.4 million, or 12.9%, to $108.2 million during the 13 weeks ended November 3, 2007 from $95.8 million during the 13 weeks ended October 28, 2006. This increase was attributable to a 14.5% increase in comparable sales.

During the 13 weeks ended November 3, 2007, the Company opened 14 Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 709 with 18.0 million square feet. The Company closed two B. Dalton stores, ending the period with 92 B. Dalton stores and 0.3 million square feet. As of November 3, 2007, the Company operated 801 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended November 3, 2007, cost of sales and occupancy increased $39.6 million, or 5.1%, to $820.6 million from $780.9 million during the 13 weeks ended October 28, 2006. As a percentage of sales, cost of sales and occupancy decreased to 69.8% from 70.2% from the same period one year ago. This decrease was primarily attributable to a physical inventory benefit of $10.3 million and comparable sales gains that leveraged fixed occupancy costs, offset by the impact of the rollout of the Company’s new Membership discount structure, which went into effect in October 2006.

Selling and Administrative Expenses

Selling and administrative expenses increased $12.7 million, or 4.4%, to $303.1 million during the 13 weeks ended November 3, 2007 from $290.4 million during the 13 weeks ended October 28, 2006. During the third quarter, selling and administrative expenses decreased as a percentage of sales to 25.8% from 26.1% during the prior year period. This decrease was primarily due to sales leveraging.

Depreciation and Amortization

During the third quarter, depreciation and amortization increased $0.2 million, or 0.4%, to $41.9 million from $41.7 million during the same period last year.

Pre-opening Expenses

Pre-opening expenses increased $1.2 million, or 25.7%, to $5.7 million during the 13 weeks ended November 3, 2007 from $4.5 million for the 13 weeks ended October 28, 2006. The increase in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Profit

The Company’s consolidated operating profit increased $9.9 million, or 177.4%, to $4.3 million during the 13 weeks ended November 3, 2007, from ($5.6) million during the 13 weeks ended October 28, 2006. This increase was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees increased $1.7 million, or 194.9%, to $0.8 million during the 13 weeks ended November 3, 2007 from ($0.9) million during the 13 weeks ended October 28, 2006. The increase was primarily due to higher average cash investments.

Income Taxes

Income taxes during the 13 weeks ended November 3, 2007 were $2.0 million compared with ($2.6) million during the 13 weeks ended October 28, 2006. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. The Company’s estimated effective tax rate was 40.00% and 40.75% for the third quarter of fiscal 2007 and fiscal 2006, respectively.

Minority Interest

Minority interest was $1.3 million and $1.1 million during the third quarter of fiscal 2007 and fiscal 2006, respectively, and relates to the Company’s 73.9% ownership of Calendar Club entities.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $4.4 million or $0.07 per diluted share during the 13 weeks ended November 3, 2007, compared with a net loss of ($2.8) million (or $0.04 per diluted share) during the 13 weeks ended October 28, 2006.

Results of Operations

39 weeks ended November 3, 2007 compared with the 39 weeks ended October 28, 2006

Sales

During the 39 weeks ended November 3, 2007, the Company’s sales increased $182.3 million, or 5.4%, to $3,565.1 million from $3,382.9 million during the 39 weeks ended October 28, 2006. This increase was primarily attributable to a $151.7 million increase in sales at Barnes & Noble stores, a $29.9 million increase in sales at Barnes & Noble.com and a $6.5 million increase in Sterling Publishing third party sales offset by a $9.5 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased $151.7 million or 5.1% to $3,137.0 million from $2,985.3 million during the same period a year ago and accounted for 88.0% of total Company sales. The $151.7 million or 5.1% increase in Barnes & Noble store sales was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $104.7 million, coupled with a 2.9% increase in comparable store sales which increased sales by $83.3 million, offset by closed stores that decreased sales by $52.3 million.

Barnes & Noble.com sales increased $29.9 million, or 11.1%, to $299.4 million during the 39 weeks ended November 3, 2007 from $269.5 million during the 39 weeks ended October 28, 2006. This increase was attributable to a 13.6% increase in comparable sales.

During the 39 weeks ended November 3, 2007, the Company opened 22 Barnes & Noble stores and closed eight, bringing its total number of Barnes & Noble stores to 709 with 18.0 million square feet. The Company closed six B. Dalton stores, ending the period with 92 B. Dalton stores and 0.3 million square feet. As of November 3, 2007, the Company operated 801 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 39 weeks ended November 3, 2007, cost of sales and occupancy increased $150.9 million, or 6.4%, to $2,514.4 million from $2,363.6 million during the 39 weeks ended October 28, 2006. As a percentage of sales, cost of sales and occupancy increased to 70.5% from 69.9% from the same period one year ago. This increase was primarily attributable to the impact of the rollout of the Company’s new Membership discount structure, which went into effect in October 2006, the deep discount on J.K. Rowling’s Harry Potter and the Deathly Hallows, offset by a physical inventory benefit of $10.3 million.

Selling and Administrative Expenses

Selling and administrative expenses increased $52.1 million or 6.1%, to $902.3 million during the 39 weeks ended November 3, 2007 from $850.2 million during the 39 weeks ended October 28, 2006. During the 39 weeks ended November 3, 2007, selling and administrative expenses increased as a percentage of sales to 25.3% from 25.1% during the prior year period. This increase was primarily due to legal costs.

Depreciation and Amortization

During the 39 weeks ended November 3, 2007, depreciation and amortization increased $5.3 million, or 4.3%, to $128.8 million from $123.5 million during the same period last year. The increase was primarily due to the accelerated depreciation related to the closing of the Company’s Internet distribution center and higher depreciation in the Company’s new distribution center.

Pre-opening Expenses

Pre-opening expenses decreased $1.2 million, or 11.4%, to $9.3 million during the 39 weeks ended November 3, 2007, from $10.5 million for the 39 weeks ended October 28, 2006. The decrease in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Profit

The Company’s consolidated operating profit decreased $24.9 million, or 70.7%, to $10.3 million during the 39 weeks ended November 3, 2007, from $35.1 million during the 39 weeks ended October 28, 2006. This decrease was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees increased $5.7 million to $5.5 million during the 39 weeks ended November 3, 2007 from ($0.1) million during the 39 weeks ended October 28, 2006. The increase was primarily due to higher average cash investments.

Income Taxes

Income taxes during the 39 weeks ended November 3, 2007 were ($1.7) million compared with $14.3 million during the 39 weeks ended October 28, 2006. Taxes were based upon management’s estimate of the Company’s annualized effective tax rates. Excluding discrete items, the Company’s estimated effective tax rate was 40.00% and 40.75% for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. The provision for income taxes for the 39 weeks ended November 3, 2007 included a tax benefit of $8.0 million, comprised of $9.6 million resulting from previously unrecognized tax benefits for which the statute of limitations expired in the second quarter of fiscal 2007 offset in part by other discrete income tax adjustments of $1.6 million.

Minority Interest

Minority interest was $3.3 million during the 39 weeks ended November 3, 2007 and $3.0 million for the same prior year period and relates to the Company’s 73.9% ownership of Calendar Club entities.

Net Income

As a result of the factors discussed above, the Company reported consolidated net income of $20.8 million (or $0.31 per diluted share) during the 39 weeks ended November 3, 2007, compared with net income of $23.8 million (or $0.34 per diluted share) during the 39 weeks ended October 28, 2006.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 97%, 93% and 96% of the Company’s merchandise inventories as of November 3, 2007, October 28, 2006 and February 3, 2007, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the 39 weeks ended November 3, 2007 and October 28, 2006 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on traded option volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 4 to the consolidated financial statements contained herein for a further discussion on stock-based compensation.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At November 3, 2007, the Company had $810.7 million of property and equipment, net of accumulated depreciation, and $19.2 million of amortizable intangible assets, net of amortization, accounting for approximately 26.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At November 3, 2007, the Company had $256.6 million of goodwill and $69.9 million of unamortizable intangible assets (i.e. those with an indefinite useful life), accounting for approximately 10.2% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2007 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online and other initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of November 3, 2007, the Company’s cash and cash equivalents totaled approximately $20.2 million.

Additionally, the Company may from time to time borrow money under the Amended New Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Amended New Facility. The Company had $24.6 million and $34.1 million in borrowings outstanding on November 3, 2007 and October 28, 2006, respectively.

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

On September 6, 2007, the parties in the State Derivative Action and in the Federal Derivative Action signed a Stipulation of Compromise and Settlement (the Settlement Agreement) with respect to these matters. In entering into the Settlement Agreement, neither Barnes & Noble nor any of the named defendants has admitted to any liability or wrongdoing. Under the terms of the Settlement Agreement, which is subject to court approval, the Company will institute certain corporate governance and internal control measures and will pay plaintiffs’ attorneys’ fees and expenses in the total amount of $2,750,000.

On November 14, 2007, upon notice duly given to the Company’s shareholders, a hearing was held in the State Derivative Action regarding the terms of the Settlement Agreement. No objections were filed, and no shareholder appeared to contest any aspect of the Settlement Agreement. At the hearing, the Court issued an order approving the settlement subject only to a determination by a Special Referee as to the reasonableness of plaintiffs’ attorneys’ fees and expenses. The initial conference before the Special Referee has been tentatively scheduled for January 2, 2008.

In re Initial Public Offering Securities Litigation.

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

On December 5, 2006, the federal appeals court for the Second Circuit issued a decision reversing the District Court’s class certification decision in six focus cases. In light of that decision, the District Court has stayed all proceedings, including consideration of the settlement. Plaintiffs then filed, in January 2007, a Petition for Rehearing En Banc before the Second Circuit, which was denied in April 2007. On May 30, 2007, Plaintiffs moved, before the District Court, to certify a new class. On June 25, 2007, the district court entered an order terminating the settlement agreement.

While a new settlement may be reached, in the event that one is not, the Company intends to vigorously defend this lawsuit.

Item 1.A	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 5, 2007 – September 1, 2007	1,707,572	$33.95	1,707,572	$346,903,121
September 2, 2007 – October 6, 2007	2,030,200	35.07	2,030,200	$275,709,200
October 7, 2007 – November 3, 2007	1,140,000	38.02	1,140,000	$232,361,587

Total	4,877,772	$35.37	4,877,772

On September 15, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200.0 million of the Company’s common shares. The Company completed this $200.0 million repurchase program during the 13 weeks ended November 3, 2007. On May 15, 2007, the Company announced its Board of Directors authorized a new share repurchase program of up to $400.0 million of the Company’s common shares. The maximum dollar value of common shares that may yet be purchased under the current programs are approximately $232.4 million as of November 3, 2007. Share repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of November 3, 2007, the Company has repurchased 25,546,366 shares at a cost of approximately $817.6 million under its share repurchase programs. The repurchased shares are held in treasury.

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

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi Chief Financial Officer (principal financial officer)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom Vice President, Corporate Controller (principal accounting officer)

December 12, 2007

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.