Form 10-K
period 2008-02-02
BARNES & NOBLE INC
filed 2008-04-02
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☒            Accelerated filer  ☐            Non-accelerated filer  ☐                (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,719,445,530 based upon the closing market price of $33.17 per share of Common Stock on the New York Stock Exchange as of August 4, 2007.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2008: 58,131,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended February 2, 2008 are incorporated by reference into Parts II and IV.

			Page
		PART I
Item	1.	Business	4

Item	1A.	Risk Factors	14

Item	1B.	Unresolved Staff Comments	17

Item	2.	Properties	17

Item	3.	Legal Proceedings	19

Item	4.	Submission of Matters to a Vote of Security Holders	21

		PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item	6.	Selected Financial Data	24

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	24

Item	8.	Financial Statements and Supplementary Data	24

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item	9A.	Controls and Procedures	25

Item	9B.	Other Information	26

		PART III
Item	10.	Directors, Executive Officers and Corporate Governance	26

Item	11.	Executive Compensation	26

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27

Item	13.	Certain Relationships and Related Transactions, and Director Independence	27

Item	14.	Principal Accountant Fees and Services	27

		PART IV
Item	15.	Exhibits and Financial Statement Schedules	28

		Signatures	33

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, as of February 2, 2008 operated 798 bookstores and a website. Of the 798 bookstores, 713 operate primarily under the Barnes & Noble Booksellers trade name (31 of which were opened during the 52 weeks ended February 2, 2008 (fiscal 2007)) and 85 operate primarily under the B. Dalton Bookseller trade name. Barnes & Noble conducts the online part of its business through barnesandnoble.com llc (Barnes & Noble.com), one of the largest sellers of books on the Internet. Through Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), the Company is a leading general trade book publisher. Additionally, the Company owns an approximate 74% interest in Calendar Club, L.L.C. (Calendar Club), an operator of seasonal kiosks.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines, gift, music and movies direct to customers. These collectively account for substantially all of the Company’s sales. During fiscal 2007, the Company’s share of the consumer book market was approximately 17.2%. Bestsellers (the “top ten” highest selling hardcover fiction, hardcover non-fiction and trade paperback titles) typically represent between 3% and 5% of Barnes & Noble store sales.

The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. Fiscal 2007 ended February 2, 2008 and was comprised of 52 weeks. The fiscal year ended February 3, 2007 (fiscal 2006) was comprised of 53 weeks.

The Company was incorporated in Delaware in 1986.

Barnes & Noble is the nation’s largest operator of bookstores1 with 713 Barnes & Noble stores located in all 50 states and the District of Columbia as of February 2, 2008. With over 40 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical store offers a comprehensive title base, a café, a children’s section, a music/DVD department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, that make each Barnes & Noble store an active part of its community.

Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. Barnes & Noble stores opened during fiscal 2007 added 0.7 million square feet to the Barnes & Noble store base, bringing the total square footage to 18.2 million square feet, a 4% increase over the prior fiscal year. The Company plans to open between 35 and 40 Barnes & Noble stores in the fiscal year ending January 31, 2009 (fiscal 2008), which are expected to average 30,000 square feet in size.

[1]	Based upon sales reported in trade publications and public filings.

At the end of fiscal 2007, the Company operated 85 B. Dalton bookstores. Most of the B. Dalton stores range in size from 2,000 to 6,000 square feet. B. Dalton generally discounts between 15% and 30% off publishers’ suggested retail prices for hardcover bestsellers. B. Dalton also offers the Barnes & Noble Member program which gives members additional discounts and other benefits.

The Company is continuing its controlled descent in the number of its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores, which has resulted in the closing of 882 (13 in fiscal 2007) B. Dalton bookstores since 1989.

The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of February 2, 2008, Barnes & Noble had stores in 162 of the total 210 DMA (Designated Market Area) markets. In 67 of the 162 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours, generally 9:00 a.m. to 11:00 p.m., seven days a week.

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

Store Design and Ambiance. Many of the Barnes & Noble stores create a comfortable atmosphere with ample public space, a café offering, among other things, sandwiches and bakery items, and public restrooms. The cafés, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the stores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as gift, game, music, DVD and children’s sections, to meet customers’ changing tastes and needs. These offerings and services have helped to make many of the stores neighborhood institutions.

Music/DVD Departments. Many of the Barnes & Noble stores have music/DVD departments, which range in size from 1,700 to 7,800 square feet. The music/DVD departments stock over 30,000 titles. The Company’s DVD selection is focused on foreign films, documentaries and episodic TV shows. In 2008, the Company is introducing an extensive selection of BluRay discs. The music selection is tailored to the tastes of the Company’s core customers, focused on classical music, opera, jazz, blues and pop rock. The music department features RedDotNet, an advanced listening station technology. RedDotNet enables customers to listen to any compact disc in the store, sampling up to 200,000 music titles using scanner technology. RedDotNet is connected to the Company’s online electronic music catalog.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers, 20% off trade paperback bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Member program offers members greater discounts. For an annual fee of $25, members receive discounts of 40% off publishers’ suggested retail prices on hardcover bestsellers, 20% off adult hardcovers, and 10% off on all other merchandise. These discounts are available to members for purchases made at Barnes & Noble stores, B. Dalton bookstores and on Barnes & Noble.com. In addition, members receive exclusive offers and promotions via direct mail and email.

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

Merchandising and Marketing

The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 60,000 to 200,000 unique titles, of which approximately 50,000 titles are common to all stores. The balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than seven million titles. It includes over 2.4 million active titles in over 200 subjects and provides each store with comprehensive title selections in those subjects in which it seeks to expand. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of Barnes & Noble.com’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble.com, which receives over 138 million visits annually, ranking it among the top 15 multi-channel retailer websites in terms of traffic, as measured by Comscore Media Metrix. As a result of this reach, the Company believes that the website provides significant advertising power which would be valued in the tens of millions of dollars if such advertising were placed with third-party websites with comparable reach. In this way, Barnes & Noble.com serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at Barnes & Noble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities.

The Company’s multi-channel marketing strategy enables it to have consistent cross-channel promotions which are primarily communicated via email. In addition, Barnes & Noble.com is an important component in the Company’s Member program.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard, an affinity credit card, issued by Barclays Bank Delaware. Holders of the card receive an additional 5% rebate for all purchases made in Barnes & Noble stores, B. Dalton bookstores or at Barnes & Noble.com. In addition, points are accumulated for purchases made elsewhere, and redeemed for Barnes & Noble gift cards which can be used for purchases in either channel. The Company firmly believes that its website is a key factor behind its industry-leading comparable store sales gains.

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

The number of Barnes & Noble stores located in each state and the District of Columbia as of February 2, 2008 are listed below:

STATE	NUMBER OF STORES
Alabama	9
Alaska	2
Arizona	20
Arkansas	5
California	88
Colorado	17
Connecticut	13
Delaware	1
District of Columbia	2
Florida	44
Georgia	21
Hawaii	3
Idaho	3
Illinois	33
Indiana	14
Iowa	8
Kansas	4
Kentucky	7
Louisiana	7
Maine	1
Maryland	13
Massachusetts	19
Michigan	23
Minnesota	21
Mississippi	2
Missouri	14
Montana	4
Nebraska	4
Nevada	5
New Hampshire	4
New Jersey	25
New Mexico	3
New York	45
North Carolina	19
North Dakota	2
Ohio	20
Oklahoma	5
Oregon	8
Pennsylvania	27
Rhode Island	3
South Carolina	11
South Dakota	1
Tennessee	10
Texas	57
Utah	9
Vermont	1
Virginia	24
Washington	19
West Virginia	1
Wisconsin	11
Wyoming	1

Expansion

According to Veronis Suhler Stevenson Communications Industry Forecast (Veronis Suhler), total U.S. consumer spending on books is expected to increase at a compound annual growth rate of 2.6%, from approximately $20.9 billion in 2006 to approximately $23.8 billion in 2011. The Company believes Barnes & Noble stores offer the greatest opportunity to increase the Company’s share of the expanding consumer book market. The Company expects to open approximately 35 to 40 new Barnes & Noble stores during fiscal 2008. Management positions in those stores are expected to be filled mostly by employees from existing stores.

The number of B. Dalton stores located in each state and the District of Columbia as of February 2, 2008 are listed below:

STATE	NUMBER OF STORES
Arizona	1
Arkansas	1
California	10
Colorado	1
District of Columbia	1
Florida	5
Georgia	2
Idaho	1
Illinois	4
Indiana	1
Iowa	4
Louisiana	1
Maine	2
Massachusetts	3
Michigan	7
Minnesota	2
Missouri	1
Nebraska	1
Nevada	2
New Hampshire	1
New Jersey	4
New York	4
North Carolina	2
North Dakota	2
Ohio	7
Oregon	1
Pennsylvania	2
South Carolina	1
South Dakota	1
Texas	2
Utah	1
Virginia	5
Wisconsin	1
Wyoming	1

Sterling Publishing

The Company’s subsidiary, Sterling Publishing, is one of the world’s leading publishers of non-fiction titles, with more than 5,000 books in print. Among its best-selling titles are Windows on the World Complete Wine Course, The Good Housekeeping Cookbook, The Big Book of Knitting, Chapman Piloting & Seamanship, Puff, the Magic Dragon, the Poetry for Young People series, Classic Starts series, Real History of the American Revolution and The Cosmo Kama Sutra.

Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books, consisting primarily of reference and “how-to” titles on subjects such as crafts, food and wine, home design, woodworking, puzzles and games, and children’s books. Sterling also publishes books for a number of brands, including many of the Hearst magazines, Hasbro, Mensa and AARP.

The newest addition to Sterling’s imprint list is Union Square Press, which launched in June 2007. These books are predominantly based on social issues, current affairs and politics. The Hearst Books imprint includes titles from Cosmopolitan, Good Housekeeping, Popular Mechanics, Town and Country, Redbook, Marie Claire, Seventeen, Esquire, Harper’s Bazaar, House Beautiful, CosmoGirl! and Teen Magazine.

Lark Books, an imprint of Altamont Press, Inc., a wholly owned subsidiary of Sterling, creates books that are beautiful, informative and fun on subjects such as crafting, decorating, outdoor living and photography, including branded books by Kodak and Magic Lantern.

Calendar Club

The Company owns an approximately 74% interest in Calendar Club, L.L.C., an operator of seasonal kiosks.

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

Barnes & Noble has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers attend annual merchandising conferences every fall, and district managers participate in semi-annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company utilizing a blended learning approach, including on-the job training, e-learning, facilitator-led training and training aids available at each bookstore.

Purchasing

Barnes & Noble’s buyers negotiate terms, discounts and cooperative advertising allowances with publishers and other suppliers for all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has buyers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company purchases books on a regular basis from over 1,700 publishers and approximately 60 wholesalers and distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 47% of the Company’s book purchases during fiscal 2007, and no single supplier accounted for more than 13% of the Company’s purchases during this period. Consistent with industry practice, a substantial majority of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

As of February 2, 2008, the Company had approximately 1.9 million square feet of distribution center capacity. The Company’s new 1,145,000 square foot distribution center in Monroe Township, New Jersey became operational in August 2005 and since then has been shipping merchandise to stores throughout the country and to online customers. In fiscal 2006, the Company closed four smaller facilities located in New Jersey. The Company closed its facility located in Memphis, Tennessee in fiscal 2007.

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

The Company uses Intel-based server technology in a fully redundant configuration to power its website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. The Company utilizes two hosting locations. One is hosted internally at the Company’s distribution center in Monroe Township, New Jersey and the other is maintained by a third-party hosting vendor. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to help assure uninterrupted systems support.

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from large established music retail chains, established movie retail chains, as well as specialty retail stores, e-commerce businesses, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail-order offers and have access to mail-order clubs. The largest mail-order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates. In addition, the Company faces competition from the growing popularity of music downloading services.

Trademarks and Servicemarks

B. Dalton Bookseller, Sterling Publishing, Lark Books, Quamut, Sparknotes and Calendar Club are Company-owned servicemarks registered with the United States Patent and Trademark Office. The Company licenses the “Barnes & Noble” name under a royalty-free license agreement dated February 11, 1988, as amended, from Barnes & Noble College Booksellers, Inc. (B&N College), a company owned by Leonard Riggio. Barnes & Noble.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended between Barnes & Noble.com and B&N College (the License Agreement). Pursuant to the License Agreement, Barnes & Noble.com has been granted an exclusive license to use the “Barnes & Noble” name and trademark in perpetuity for the purpose of selling books over the Internet (excluding sales of college textbooks). Under a separate agreement dated as of January 31, 2001, between Barnes & Noble.com, B&N College and Textbooks.com, Inc. (Textbooks.com), a corporation owned by Leonard Riggio, Barnes & Noble.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, Barnes & Noble.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by Barnes & Noble.com from the sale of books designated as textbooks. The current term of the agreement is through January 31, 2010 and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of February 2, 2008, the Company had approximately 40,000 full- and part-time booksellers. The Company’s employees are not represented by unions, with the exception of 57 Sterling Publishing employees, and the Company believes that its relationship with its employees is excellent.

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

The Company makes available on its website at www.barnesandnobleinc.com under “For Investors” - “SEC Documents,” free of charge, all its SEC filings as soon as reasonably practicable after the Company electronically files or furnishes such material with the SEC.

The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, a Code of Ethics for Senior Financial Officers, and written charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance & Nominating Committee. Each of the foregoing is available on the Company’s website at www.barnesandnobleinc.com under “For Investors” – “Corporate Governance” and in print to any stockholder who requests it, in writing to the Company’s Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics for Senior Financial Officers on the Company’s website within five business days following such amendment or waiver.

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

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company’s bookstores may also face competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from large established music retail chains, established movie retail chains, specialty retail stores, e-commerce businesses, movie rental stores, discount stores, warehouse clubs and mass merchandisers. In addition, consumers receive television and mail-order offers and have access to mail-order clubs. The largest mail-order clubs are affiliated with major manufacturers of pre-recorded music and may have advantageous marketing relationships with their affiliates. In addition, the Company faces competition from the growing popularity of music downloading services.

If the Company is unable to continue to open new stores, its growth may decline.

The Company’s growth depends in part on its ability to open new stores and operate them profitably. The Company opened 31 stores in fiscal 2007 and expects to open between 35 and 40 stores in fiscal 2008. In general, the rate of expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of desired locations and qualified management personnel, the negotiation of acceptable lease terms, and the ability to manage the operational aspects of growth. It also depends upon the availability of adequate capital, which in turn depends in large part upon cash flow generated by the Company.

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

The Company may require additional capital in the future to sustain or grow its online business. Business risks related to its online business include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, government regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on the Company’s business.

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

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During fiscal 2007, 34% of sales and 95% of operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year.

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

The Company received inquiries by the SEC and the Office of the U.S. Attorney for the Southern District of New York with respect to its option grant practices.

In July 2006, the SEC commenced an informal inquiry into the Company’s stock option granting practices, and in August 2006, the Office of the U.S. Attorney for the Southern District of New York also requested information on this subject. A Special Committee appointed by the Company’s Board of Directors, consisting of Patricia Higgins, reviewed all of the stock option grants by the Company and the Company’s wholly-owned subsidiary, Barnes & Noble.com, during the period from 1996 through 2006 and engaged independent outside counsel and an independent forensic auditor to assist in this matter. On April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors, as reported in the Company’s 8-K filed April 4, 2007. The Company does not know what further actions the SEC or the Office of the U.S. Attorney may take and what, if any, actions may be required by the Company with regard to these two inquiries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	Properties

All but one of the Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 712 leased stores open as of February 2, 2008 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2009	39
2010	56
2011	88
2012	117
2013	110
2014 and later	302

All B. Dalton stores are leased. The leases generally are short term for one to two years with no renewal options. Currently 14 store leases are on a month-to-month basis and the remaining 71 B. Dalton leases as of February 2, 2008 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2009	65
2010	1
2011	2
2012	—
2013	3
2014 and later	—

In addition to the bookstores, the Company leases two distribution centers in Monroe Township, New Jersey and Reno, Nevada totaling 1,745,000 square feet.

During the 52 weeks ended January 28, 2006 (fiscal 2005), the Company opened its new 1,145,000 square foot distribution center in Monroe Township, New Jersey. The new facility is expected to provide adequate space to handle the Company’s growth over the next decade. Additionally, the Company has 338,443 square feet of vacant warehouse space in New Jersey under a lease agreement that expires in 2011.

The Company leases a 600,000 square foot distribution center in Reno, Nevada which lease expires in 2010.

The Company’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 144,000 square feet of office space and expires in 2013.

The Company leases five additional locations in New York, New York for office space: 90,000 square feet under a lease expiring in 2015, 25,400 square feet under a lease expiring in 2016, 35,500 square feet under a lease expiring in 2014, 55,500 square feet under leases expiring in 2014 and 2015 and 5,500 square feet under a lease expiring in 2012.

The Company also has 79,463 square feet of office space in Westbury, New York under a lease expiring in 2012.

The Company leases three locations in Austin, Texas and two locations in the United Kingdom for office and warehouse space for Calendar Club: 202,598, 124,200, 40,016, 22,363 and 15,313 square feet under leases expiring in 2014, 2012, 2009, 2008 and 2009, respectively.

The Company also has 138,658 square feet of office/warehouse space in Edison, New Jersey and 15,000 square feet of office space in Asheville, North Carolina for Sterling Publishing under leases expiring in 2009.

The Company also has 29,958 square feet of office space in Secaucus, New Jersey under a lease expiring in 2009.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), taxation, employment, benefits, securities, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The following is a discussion of the material legal matters involving the Company.

In re Barnes & Noble, Inc. Derivative Litigation

In July and August 2006, four putative stockholder derivative actions were filed in New York County Supreme Court against certain members of the Company’s Board of Directors and certain current and former executive officers of the Company, alleging breach of fiduciary duty and unjust enrichment in connection with the grant of certain stock options to certain executive officers and directors of the Company. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Derivative Litigation (the State Derivative Action). The Company is named as a nominal defendant only. The consolidated complaint sought on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the consolidated complaint. On May 4, 2007, the court heard argument on the Company’s motion. The motion was voluntarily withdrawn, subject to the right of re-filing, to permit the parties to pursue efforts to resolve the dispute amicably without the need for any decision on the motion.

In September 2006, three putative stockholder derivative actions were filed in the United States District Court for the Southern District of New York naming the directors of the Company and certain current and former executive officers as defendants and alleging that the defendants backdated certain stock option grants to executive officers and caused the Company to file false or misleading financial disclosures and proxy statements. These actions were subsequently consolidated under the caption In re Barnes & Noble, Inc. Shareholders Derivative Litigation (the Federal Derivative Action). The consolidated complaint purports to set forth claims under Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act) and under Delaware law for breach of fiduciary duty, insider trading, unjust enrichment, rescission, accounting, gross mismanagement, abuse of control, and waste of corporate assets. The Company is named as a nominal defendant only. The consolidated complaint seeks on behalf of the Company unspecified money damages, disgorgement of any proceeds from the exercise of the options that are the subject of the action (and any subsequent sale of the underlying stock), rescission of any unexercised stock options, other equitable relief, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the consolidated complaint, but no decision has been issued in light of the parties’ efforts to resolve the matter through out-of-court settlement.

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

On November 14, 2007, upon notice duly given to the Company’s shareholders, a hearing was held in the State Derivative Action regarding the terms of the Settlement Agreement. No objections were filed, and no shareholder appeared to contest any aspect of the Settlement Agreement. At the hearing, the court issued an order approving the settlement subject only to a determination by a Special Referee as to the reasonableness of plaintiffs’ attorneys’ fees and expenses. Following a conference before the Special Referee on January 2, 2008, the Special Referee determined that the requested attorneys’ fees and expenses were reasonable. The Court in the State Derivative Action has not yet issued a final order approving the settlement. Once that order issues, the parties will move voluntarily to dismiss the Federal Derivative Action.

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain) (a subsidiary of Barnes & Noble.com) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the Securities Act) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Exchange Act by the same parties; and (iii) the control person provisions of the Securities and Exchange Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

After extensive negotiations among representatives of plaintiffs and defendants, the parties entered into a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendants issuers. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the Action, the terms of which are consistent with the MOU. The settlement agreement was submitted to the court for approval and on February 15, 2005, the judge granted preliminary approval of the settlement.

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

Barnesandnoble.com LLC v. Yee, et al.

On December 21, 2007, Barnes & Noble.com filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the members of the California Board of Equalization (the “BOE”) and others. The complaint seeks a declaration that the actions of the State of California in seeking to impose California sales and use tax on the sales of Barnes & Noble.com for the period of May 1, 2000 through March 31, 2004 in the amount of approximately $17 million, plus interest and penalties, violate the Commerce Clause and the First Amendment of the United States Constitution, as well as the California Administrative Procedures Act. This assessment is also the subject of an administrative protest filed by Barnes & Noble.com. Barnes & Noble.com is also challenging another earlier assessment by the BOE in the amount of approximately $700,000, plus interest and penalties, for the period of November 15, 1999 through January 31, 2000. This earlier assessment was struck down by a decision of the California Superior Court on September 7, 2007 in favor of Barnes & Noble.com, and the BOE filed an appeal which is still pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended February 2, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$43.27	$35.31	$48.41	$40.47
Second Quarter	43.80	32.39	45.67	33.00
Third Quarter	39.74	30.01	41.82	32.33
Fourth Quarter	39.52	26.24	43.47	38.03

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of March 31, 2008
Common stock, $0.001 par value	2,275

Dividends

On March 20, 2008, the Company announced that its Board of Directors has authorized an increase to its quarterly cash dividend from $0.15 to $0.25 per share, commencing with the dividend to be paid in June 2008.

During fiscal 2007, the Company paid quarterly cash dividends of $0.15 per share on March 30, 2007 to stockholders of record at the close of business on March 9, 2007, on June 29, 2007 to stockholders of record at the close of business on June 8, 2007, on September 28, 2007 to stockholders of record at the close of business on September 7, 2007, and on December 28, 2007 to stockholders of record at the close of business on December 7, 2007. The Company also paid a dividend of $0.15 per share on March 31, 2008 to stockholders of record at the close of business on March 10, 2008.

During fiscal 2006, the Company paid quarterly cash dividends of $0.15 per share on March 31, 2006 to stockholders of record at the close of business on March 10, 2006, on June 30, 2006 to stockholders of record at the close of business on June 9, 2006, on September 29, 2006 for stockholders of record at the close of business on September 8, 2006 and on December 29, 2006 to stockholders of record at the close of business on December 8, 2006.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 4, 2007 – December 1, 2007	—	$—	—	$232,361,587
December 2, 2007 – January 5, 2008	—	$—	—	$232,361,587
January 6, 2008 – February 2, 2008	915,000	$31.05	915,000	$203,951,722

Total	915,000	$31.05	915,000

During the 52 weeks ended January 29, 2000 (fiscal 1999), the Board of Directors of the Company authorized a common stock repurchase program for the purchase of up to $250.0 million of the Company’s common stock. The Company completed this $250.0 million repurchase program during the first quarter of fiscal 2005. On March 24, 2005, the Company’s Board of Directors authorized an additional stock repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2005. On September 15, 2005, the Company’s Board of Directors authorized an additional stock repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2007. On May 15, 2007, the Company’s Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $204.0 million as of February 2, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of February 2, 2008, the Company has repurchased 6,941,195 shares at a cost of approximately $248.3 million under these programs in fiscal 2007, bringing the combined total of repurchases under these programs to 26,461,366 shares at a cost of approximately $846.0 million. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended February 2, 2008 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of February 2, 2008, the Company’s cash and cash equivalents totaled approximately $361,047,000.

Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest rate options based on the prime rate or the Eurodollar rate depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its credit facility. The Company did not have any amounts outstanding under the facility at February 2, 2008 and February 3, 2007.

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

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of February 2, 2008 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 as stated in their report incorporated herein as part of the Company’s Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended February 2, 2008 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended February 2, 2008 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of February 2, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,582,000	$20.19	3,236,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,582,000	$20.19	3,236,000

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

Valuation and Qualifying Accounts.

For the 52-week period ended February 2, 2008, the 53-week period ended February 3, 2007, and the 52-week period ended January 28, 2006 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
February 2, 2008	$2,314	$245	$(84)	$2,475
February 3, 2007	$2,882	$(51)	$(517)	$2,314
January 28, 2006	$2,820	$403	$(341)	$2,882

3.	Exhibits:

The following are filed as Exhibits to this form:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 29, 1996 and filed May 30, 1996. (6)

3.3	Amended and Restated By-laws of the Company. (2)

3.4	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of the Company. (3)

3.5	Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 17, 1998 and filed July 17, 1998. (3)

4.1	Specimen Common Stock certificate. (1)

4.2	Rights Agreement, dated as of July 10, 1998, between the Company and The Bank of New York, as Rights Agent. (3)

10.1	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (1)

10.2	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (4)

10.3	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (5)

10.4	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (7)

10.5	Employment Agreement, dated as of March 9, 2005, between barnesandnoble.com llc and Marie Toulantis. (9)

10.6	Credit Agreement, dated as of June 17, 2005, among the Borrowers, Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA, Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Documentation Agents. Banc of America Securities LLC and JPMorgan Securities Inc. acted as joint Lead Arrangers and Co-Book Managers under the Agreement. (11)

10.7	Subsidiary Guaranty Agreement, dated as of June 17, 2005, made by Doubleday Book Shops, Inc., B&N.Com Holding Corp., CCI Holdings, Inc., B&N General Partner (Texas) Corp., B&N Limited Partner (Texas) Corp., barnesandnoble.com inc., Barnes & Noble Bookquest LLC, Marketing Services (Minnesota) Corp. and Barnes & Noble Services, Inc., as Guarantors, to Bank of America, N.A., as Administrative Agent for each of the Lenders. (11)

Exhibit No.	Description

10.8	Amendment No. 1 to the Company’s Credit Agreement, dated as of June 17, 2005, with Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Co-Documentation Agents. Banc of America Securities LLC and JPMorgan Securities Inc. acted as joint Lead Arrangers and Co-Book Managers under the Agreement. (12)

10.9	Waiver Agreement, dated as of December 5, 2006, among the Company, certain of its subsidiaries, the lenders under the Company’s Credit Agreement, as amended, dated as of June 17, 2005, Bank of America, N.A., as administrative agent for the Lenders, and each of the guarantors named therein. (13)

10.10	The Company’s Amended and Restated 1996 Incentive Plan. (6)

10.11	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (14)

10.12	The Company’s 2004 Executive Performance Plan. (1)

10.13	The Company’s 2004 Incentive Plan. (1)

10.14	Amendment to the Company’s 2004 Incentive Plan. (14)

10.15	The Company’s Deferred Compensation Plan. (8)

10.16	Form of Option Award Agreement of the Company. (10)

10.17	Form of Restricted Stock Award Agreement of the Company. (10)

13.1	The sections of the Company’s Annual Report entitled: “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (15)

14.1	Code of Ethics for Senior Financial Officers. (8)

21.1	List of Subsidiaries. (15)

23.1	Consent of BDO Seidman, LLP. (15)

23.2	Report of BDO Seidman, LLP. (15)

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(4)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended April 27, 1996.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(8)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

(10)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2005.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2006.

(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006.

(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Stephen Riggio
Stephen Riggio
Chief Executive Officer
April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio	Chairman of the Board	April 2, 2008
Leonard Riggio

/s/ Stephen Riggio	Vice Chairman and Chief Executive	April 2, 2008
Stephen Riggio	Officer (principal executive officer)

/s/ Joseph J. Lombardi	Chief Financial Officer	April 2, 2008
Joseph J. Lombardi	(principal financial officer)

/s/ Allen W. Lindstrom	Vice President, Corporate Controller	April 2, 2008
Allen W. Lindstrom	(principal accounting officer)

/s/ Matthew A. Berdon	Director	April 2, 2008
Matthew A. Berdon

/s/ Michael J. Del Giudice	Director	April 2, 2008
Michael J. Del Giudice

/s/ William Dillard II	Director	April 2, 2008
William Dillard II

/s/ Patricia L. Higgins	Director	April 2, 2008
Patricia L. Higgins

/s/ Irene R. Miller	Director	April 2, 2008
Irene R. Miller

/s/ Margaret T. Monaco	Director	April 2, 2008
Margaret T. Monaco

/s/ William F. Reilly	Director	April 2, 2008
William F. Reilly

/s/ Lawrence S. Zilavy	Director	April 2, 2008
Lawrence S. Zilavy