Form 10-Q
period 2008-05-03
BARNES & NOBLE INC
filed 2008-06-12
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of $.001 par value common stock outstanding as of May 31, 2008: 54,902,868

BARNES & NOBLE, INC. AND SUBSIDIARIES

May 3, 2008

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	May 3, 2008	May 5, 2007
Sales	$1,158,139	1,145,395
Cost of sales and occupancy	810,530	811,364

Gross profit	347,609	334,031

Selling and administrative expenses	307,268	295,208
Depreciation and amortization	42,177	45,508
Pre-opening expenses	4,537	1,034

Operating loss	(6,373)	(7,719)
Interest income (net of interest expense of $564 and $501, respectively) and amortization of deferred financing fees	833	3,138

Loss before taxes and minority interest	(5,540)	(4,581)
Income taxes	(2,214)	(1,832)

Loss before minority interest	(3,326)	(2,749)
Minority interest	1,102	1,078

Net loss	$(2,224)	(1,671)

Loss per common share
Basic	$(0.04)	(0.03)
Diluted	$(0.04)	(0.03)
Weighted average common shares outstanding
Basic	57,614	65,209
Diluted	57,614	65,209

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	May 3, 2008	May 5, 2007	February 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,079	120,676	361,047
Receivables, net	93,795	103,167	112,199
Merchandise inventories	1,365,263	1,378,186	1,366,858
Prepaid expenses and other current assets	125,199	124,188	125,577

Total current assets	1,610,336	1,726,217	1,965,681

Property and equipment:
Land and land improvements	3,247	3,247	3,247
Buildings and leasehold improvements	1,062,251	991,706	1,055,870
Fixtures and equipment	1,344,865	1,306,701	1,341,568

	2,410,363	2,301,654	2,400,685
Less accumulated depreciation and amortization	1,590,376	1,513,775	1,576,052

Net property and equipment	819,987	787,879	824,633

Goodwill	254,168	258,619	255,290
Intangible assets, net	86,842	90,541	87,987
Deferred taxes	103,084	104,555	102,633
Other noncurrent assets	13,619	14,230	13,602

Total assets	$2,888,036	2,982,041	3,249,826

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	May 3, 2008	May 5, 2007	February 2, 2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746,153	752,017	854,671
Accrued liabilities	599,481	550,805	735,496

Total current liabilities	1,345,634	1,302,822	1,590,167

Long-term debt	86,700	—	—
Deferred taxes	173,496	160,273	173,496
Other long-term liabilities	401,437	372,063	399,390
Minority interest	10,133	8,750	12,053
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 87,066, 85,113 and 86,754 shares issued, respectively	87	85	87
Additional paid-in capital	1,240,580	1,181,925	1,233,343
Accumulated other comprehensive loss	(9,569)	(6,979)	(9,523)
Retained earnings	685,336	588,739	696,861
Treasury stock, at cost, 32,995, 20,213 and 26,461 shares, respectively	(1,045,798)	(625,637)	(846,048)

Total shareholders’ equity	870,636	1,138,133	1,074,720

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,888,036	2,982,041	3,249,826

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at February 2, 2008	$87	1,233,343	(9,523)	696,861	(846,048)	$1,074,720

Comprehensive loss:
Net loss	—	—	—	(2,224)	—
Other comprehensive loss:
Foreign currency translation	—	—	(46)	—	—

Total comprehensive loss						(2,270)
Exercise of 128 common stock options	—	2,836	—	—	—	2,836
Deficiency in stock options and restricted stock tax benefits	—	(471)	—	—	—	(471)
Stock-based compensation expense	—	4,872	—	—	—	4,872
Cash dividend paid to stockholders	—	—	—	(9,301)	—	(9,301)
Treasury stock acquired, 6,534 shares	—	—	—	—	(199,750)	(199,750)

Balance at May 3, 2008	$87	1,240,580	(9,569)	685,336	(1,045,798)	$870,636

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	13 weeks ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net loss	$(2,224)	(1,671)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	42,314	45,645
Increase (decrease) in other long-term liabilities for tenant allowances and scheduled rent increases	7,863	(5,411)
Stock-based compensation expense	4,872	3,452
Loss on disposal of property and equipment	2,205	11
Deferred taxes	656	656
Minority interest	(1,102)	(1,078)
Changes in operating assets and liabilities, net	(230,003)	(206,250)

Net cash flows from operating activities	(175,419)	(164,646)

Cash flows from investing activities:
Purchases of property and equipment	(38,586)	(32,753)
Net decrease in other noncurrent assets	(159)	(1,027)

Net cash flows from investing activities	(38,745)	(33,780)

Cash flows from financing activities:
Net increase in revolving credit facility	86,700	—
Proceeds from exercise of common stock options	2,836	5,739
Excess (deficient) tax benefit from stock-based compensation	(471)	3,354
Dividend to minority interest	(818)	(832)
Cash dividend paid to shareholders	(9,301)	(9,994)
Purchase of treasury stock through repurchase program	(199,750)	(27,932)

Net cash flows from financing activities	(120,804)	(29,665)

Net decrease in cash and cash equivalents	(334,968)	(228,091)
Cash and cash equivalents at beginning of period	361,047	348,767

Cash and cash equivalents at end of period	$26,079	120,676

Changes in operating assets and liabilities, net:
Receivables, net	$12,588	3,661
Merchandise inventories	1,595	(23,606)
Prepaid expenses and other current assets	378	(5,562)
Accounts payable and accrued liabilities	(244,564)	(180,743)

Changes in operating assets and liabilities, net	$(230,003)	(206,250)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(1,110)	(2,959)
Income taxes	$49,913	58,047

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 3, 2008 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2008 (fiscal 2007). The Company follows the same accounting policies in preparation of interim reports.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 3, 2008 are not indicative of the results to be expected for the 52 weeks ending January 31, 2009 (fiscal 2008).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 99% of the Company’s merchandise inventories as of May 3, 2008, May 5, 2007 and February 2, 2008. The remaining merchandise inventories are recorded based on the average cost method.

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

As of May 3, 2008, the Company had $19,419 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,376 accrued for interest and penalties, which is included in the $19,419 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2004 through 2007. Some earlier years remain open for a small minority of states. Prior to 2006, the Company had a tax year ending in October.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Thousands of dollars, except per share data)

(unaudited)

(4)	Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). Stock-based compensation expense for share-based awards recognized during the 13 weeks ended May 3, 2008 and May 5, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are generally subject to pro-rata vesting over four years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on traded options volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting annually over four years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 weeks ended May 3, 2008 are shown below. No options were granted for the 13 weeks ended May 5, 2007.

13 weeks ended May 3, 2008
Weighted average fair value of grants	$14.73
Expected volatility	57.00%
Expected risk-free interest rate	1.94%
Expected life	2 years
Expected dividend yield	1.97%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 13 weeks ended May 3, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, February 2, 2008	6,582	$20.19
Granted	77	19.77
Exercised	(128)	22.11
Forfeited	(86)	18.82

Balance, May 3, 2008	6,445	20.16

Exercisable at May 3, 2008	6,054	19.76

The following table presents a summary of the Company’s restricted stock activity for the 13 weeks ended May 3, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, February 2, 2008	1,026	$40.74
Granted	513	31.17
Vested	(239)	40.42
Forfeited	(13)	40.67

Balance, May 3, 2008	1,287	36.98

For the 13 weeks ended May 3, 2008 and May 5, 2007, the Company recognized stock-based compensation expense as follows:

	13 weeks ended
	May 3, 2008	May 5, 2007
Selling and administrative expenses	$4,872	3,452

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Thousands of dollars, except per share data)

(unaudited)

(5)	Changes in Intangible Assets and Goodwill

	As of May 3, 2008
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	$18,461	(9,659)	$8,802
Distribution contracts	8,325	(1,266)	7,059
D&O insurance	3,202	(2,087)	1,115

	$29,988	(13,012)	$16,976

Unamortizable intangible assets
Trade name	$48,400
Copyrights	130
Publishing contracts	21,336

$69,866

Author contracts and distribution contracts are being amortized over 10 years.

Aggregate Amortization Expense:
For the 13 weeks ended May 3, 2008	$1,150

Estimated Amortization Expense:
(12 months ending on or about January 31)
2009	$4,565
2010	$3,009
2011	$2,650
2012	$2,473
2013	$2,473

The changes in the carrying amount of goodwill for the 13 weeks ended May 3, 2008 are as follows:

Balance as of February 2, 2008	$255,290
Foreign currency translation	(15)
Benefit of excess tax amortization	(1,107)

Balance as of May 3, 2008 (a)	$254,168

(a)	The tax basis of goodwill arising from an acquisition in fiscal 2004 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Thousands of dollars, except per share data)

(unaudited)

(6)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended May 3, 2008 and May 5, 2007 was $144 and $161, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $50 and $46 for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively.

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

(8)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 at February 3, 2008, and the adoption had no impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on the Company’s financial position, results of operations and cash flows.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Thousands of dollars, except per share data)

(unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R on February 1, 2009. This standard will change the Company’s accounting treatment for business combinations, if any, on a prospective basis, including the treatment of any income tax adjustments related to past acquisitions.

(9)	Subsequent Events

On May 22, 2008, the Company announced it had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on June 9, 2008, payable on June 30, 2008.

On May 23, 2008, the Company provided notice of its exercise of a purchase option for a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority (NJEDA) under the terms of an operating lease expiring in June 2011 for approximately $21,000. The Company expects to close the purchase on or about June 26, 2008.

On May 29, 2008, the Board of Equalization of the State of California approved a global settlement in the total amount of $9,000, of which approximately $700 was recorded and paid in 2003, in connection with a settlement regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005. See Part II, Item 1. Legal Proceedings under “Barnesandnoble.com LLC v. Yee, et al.” of this Form 10-Q for additional information regarding this settlement.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of May 3, 2008 and May 5, 2007, and the related consolidated statements of operations for the 13 week periods ended May 3, 2008 and May 5, 2007, changes in shareholders’ equity for the 13 week period ended May 3, 2008, and cash flows for the 13 week periods ended May 3, 2008 and May 5, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended May 3, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of February 2, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended February 2, 2008; and in our report dated April 1, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of February 2, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

June 10, 2008

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $26.1 million as of May 3, 2008, compared with $120.7 million as of May 5, 2007.

Merchandise inventories decreased $12.9 million, or 0.9%, to $1,365.3 million as of May 3, 2008, compared with $1,378.2 million as of May 5, 2007.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $38.6 million and $32.8 million during the 13 weeks ended May 3, 2008 and May 5, 2007, respectively.

The Company has an $850 million revolving credit facility dated as of June 17, 2005, as amended and restated on August 2, 2006 (Revolving Credit Facility). The Revolving Credit Facility has a maturity date of July 31, 2011 and may be increased to $1.0 billion under certain circumstances at the option of the Company. The Revolving Credit Facility has an applicable margin that is applied to Eurodollar-based loans above the publicly stated Eurodollar rate and standby letters of credit at a spread ranging from 0.500% to 1.000%, a fee paid on commercial letters of credit ranging from 0.2500% to 0.5000% and a commitment fee ranging from 0.100% to 0.200%. In each case, the applicable rate is based on the Company’s consolidated fixed charge coverage ratio. Proceeds from the Revolving Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company had $86.7 million in borrowings on May 3, 2008. Average borrowings under the Company’s Revolving Credit Facility were $12.1 million during the 13 weeks ended May 3, 2008 and peaked at $98.8 million during the same period. The ratio of debt to equity was 0.10:1.00 as of May 3, 2008. The Company had no outstanding debt during the 13 weeks ended May 5, 2007.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Revolving Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended November 3, 2007. On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current open program is approximately $4.2 million as of May 3, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 3, 2008, the Company has repurchased 32,994,650 shares at a cost of approximately $1,045.8 million under its stock repurchase programs. The repurchased shares are held in treasury.

On May 29, 2008, the Board of Equalization of the State of California approved a global settlement in the total amount of $9.0 million, of which approximately $0.7 million was recorded and paid in 2003, in connection with a settlement regarding the collection of sales and use taxes on sales made by barnesandnoble.com llc (Barnes & Noble.com) from 1999 to 2005. See Part II, Item 1. Legal Proceedings under “Barnesandnoble.com LLC v. Yee, et al.” of this Form 10-Q for additional information regarding this settlement.

The Company paid quarterly cash dividends of $0.15 per share on March 31, 2008 to stockholders of record at the close of business on March 10, 2008. On May 22, 2008, the Company announced that its Board had authorized a quarterly cash dividend of $0.25 per share on June 30, 2008 to stockholders of record at the close of business on June 9, 2008.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended May 3, 2008 compared with the 13 weeks ended May 5, 2007

Sales

During the 13 weeks ended May 3, 2008, the Company’s sales increased $12.7 million, or 1.1%, to $1.158 billion from $1.145 billion during the 13 weeks ended May 5, 2007. This increase was primarily attributable to an $11.2 million increase in sales at Barnes & Noble stores, a $5.8 million increase in sales at Barnes & Noble.com, offset by a $2.4 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales increased $11.2 million, or 1.1%, to $1.025 billion from $1.013 billion during the same period a year ago, and accounted for 88.5% of total Company sales. This increase was primarily attributable to new Barnes & Noble stores that contributed to an increase in sales of $37.6 million, offset by a 1.5% decrease in comparable store sales which decreased sales by $14.7 million and by closed stores that decreased sales by $14.3 million.

Barnes & Noble.com sales increased $5.8 million, or 6.2%, to $99.6 million during the 13 weeks ended May 3, 2008 from $93.8 million during the 13 weeks ended May 5, 2007. This increase was attributable to a 7.2% increase in comparable sales.

During the 13 weeks ended May 3, 2008, the Company opened 11 Barnes & Noble stores and closed seven, bringing its total number of Barnes & Noble stores to 717 with 18.3 million square feet. The Company closed two B. Dalton stores, ending the period with 83 B. Dalton stores and 0.3 million square feet. As of May 3, 2008, the Company operated 800 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended May 3, 2008, cost of sales and occupancy decreased $0.8 million, or 0.1%, to $810.5 million from $811.4 million during the 13 weeks ended May 5, 2007. As a percentage of sales, cost of sales and occupancy decreased to 70.0% from 70.8% from the same period one year ago. This decrease was primarily attributable to merchandising and supply chain initiatives, increased volume through the Company’s distribution centers which products contain higher margins, favorable product mix including lower sales of low margin music and lower unit sales of highly discounted bestsellers, as well as distribution center closing costs of $1.7 million in the first quarter of the 52 weeks ended February 2, 2008 (fiscal 2007).

Selling and Administrative Expenses

Selling and administrative expenses increased $12.1 million, or 4.1%, to $307.3 million during the 13 weeks ended May 3, 2008 from $295.2 million during the 13 weeks ended May 5, 2007. During the first quarter, selling and administrative expenses increased as a percentage of sales to 26.5% from 25.8% during the prior year period. This increase was primarily due to the Company’s $8.3 million charge related to the settlement with the State of California regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005, the timing of store closing costs and the de-leveraging of fixed expenses with the negative comparable store sales offset by legal costs of $11.1 million and distribution center closing costs of $2.0 million in the first quarter of fiscal 2007.

Depreciation and Amortization

During the first quarter of the 52 weeks ending January 31, 2009 (fiscal 2008), depreciation and amortization decreased $3.3 million, or 7.3%, to $42.2 million from $45.5 million during the same period last year. This decrease was primarily due to $2.6 million of accelerated depreciation in the prior year related to the distribution center closing.

Pre-opening Expenses

Pre-opening expenses increased $3.5 million, or 338.8%, to $4.5 million during the 13 weeks ended May 3, 2008 from $1.0 million for the 13 weeks ended May 5, 2007. The increase in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Loss

The Company’s consolidated operating loss decreased $1.3 million, or 17.4%, to $6.4 million during the 13 weeks ended May 3, 2008 from $7.7 million during the 13 weeks ended May 5, 2007. This decrease was primarily due to the matters discussed above.

Interest Income, Net and Amortization of Deferred Financing Fees

Net interest income and amortization of deferred financing fees decreased $2.3 million, or 73.5%, to $0.8 million during the 13 weeks ended May 3, 2008 from $3.1 million during the 13 weeks ended May 5, 2007. The decrease was primarily due to the Company’s utilization of cash to buy back shares under its repurchase program.

Income Taxes

Income tax benefit during the 13 weeks ended May 3, 2008 was $2.2 million compared with $1.8 million during the 13 weeks ended May 5, 2007. The Company’s effective tax rate was 39.96% and 40.00% for the first quarter of fiscal 2008 and fiscal 2007, respectively.

Minority Interest

Minority interest was $1.1 million during the first quarter of fiscal 2008 and fiscal 2007, and relates to the approximate 26% outside interest in Calendar Club entities.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of $2.2 million (or $0.04 per diluted share) during the 13 weeks ended May 3, 2008, compared with a consolidated net loss of $1.7 million (or $0.03 per diluted share) during the 13 weeks ended May 5, 2007.

Critical Accounting Policies

Securities and Exchange Commission (SEC) Financial Reporting Release No. 60 requests all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Management of the Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 99% of the Company’s merchandise inventories as of May 3, 2008, May 5, 2007 and February 2, 2008. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). Stock-based compensation expense for share-based awards recognized during the 13 weeks ended May 3, 2008 and May 5, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on traded option volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 4 to the consolidated financial statements contained herein for a further discussion on stock-based compensation.

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At May 3, 2008, the Company had $820.0 million of property and equipment, net of accumulated depreciation, and $17.0 million of amortizable intangible assets, net of amortization, accounting for approximately 29.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At May 3, 2008, the Company had $254.2 million of goodwill and $69.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 11.2% of the Company’s total assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2007 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online and other initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended February 2, 2008, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 3, 2008, the Company’s cash and cash equivalents totaled approximately $26.1 million.

Additionally, the Company may from time to time borrow money under its Revolving Credit Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Revolving Credit Facility. The Company had $86.7 million in borrowings outstanding on May 3, 2008. The Company had no outstanding debt on May 5, 2007.

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

(b) Changes in Internal Control Over Financial Reporting

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

The Company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, securities, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

On September 6, 2007, the parties in the State Derivative Action and in the Federal Derivative Action signed a Stipulation of Compromise and Settlement (the Settlement Agreement) with respect to these matters. In entering into the Settlement Agreement, neither the Company nor any of the named defendants admitted to any liability or wrongdoing. Under the terms of the Settlement Agreement, the Company agreed to institute certain corporate governance and internal control measures and to pay plaintiffs’ attorneys’ fees and expenses in the total amount of $2,750,000.

On May 5, 2008, the New York Supreme Court granted final approval to the Settlement Agreement in the State Derivative Action, and on May 7, 2008, entered final judgment dismissing all of the state derivative claims with prejudice. Pursuant to the terms of the Settlement Agreement, the parties then jointly applied to the United States District Court to dismiss all of the claims in the Federal Derivative Action with prejudice, and on May 16, 2008, the District Court entered an order doing so.

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over 1,000 individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain) (a former subsidiary of Barnes & Noble.com) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the Securities Act) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Exchange Act by the same parties; and (iii) the control person provisions of the Securities Act and Exchange Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

After extensive negotiations among representatives of plaintiffs and defendants, the parties entered into a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendant issuers. Subsequently a settlement agreement was executed between the defendants and plaintiffs in the Action, the terms of which are consistent with the MOU. The settlement agreement was submitted to the court for approval and on February 15, 2005, the judge granted preliminary approval of the settlement.

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

Barnesandnoble.com LLC v. Yee, et al.

On December 21, 2007, Barnes & Noble.com filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the members of the California Board of Equalization (the BOE) and others. The complaint sought a declaration that the actions of the State of California in seeking to impose California sales and use tax on the sales of Barnes & Noble.com for the period of May 1, 2000 through March 31, 2004 in the amount of approximately $17,000,000, plus interest and penalties, violate the Commerce Clause and the First Amendment of the United States Constitution, as well as the California Administrative Procedures Act. This assessment was also the subject of an administrative protest filed by Barnes & Noble.com. Barnes & Noble.com was also challenging another earlier assessment by the BOE in the amount of approximately $700,000, plus interest and penalties, for the period of November 15, 1999 through January 31, 2000. This earlier assessment was struck down by a decision of the California Superior Court on September 7, 2007 in favor of Barnes & Noble.com, and the BOE filed an appeal in the California Court of Appeal (First District).

On May 29, 2008, the BOE approved a global settlement with Barnes & Noble.com resolving all disputes between Barnes & Noble.com and the State of California for sales and use taxes, including the pending litigation in the United States District Court for the Eastern District of California and the California Court of Appeal (First District). Under the settlement, the two tax determinations against Barnes & Noble.com in the total amount of approximately $17,700,000, plus all interest and penalties, were canceled by the BOE. In addition, the BOE waived all claims for sales and use taxes, interest, and penalties through November 1, 2005, the date on which Barnes & Noble.com voluntarily commenced collecting and remitting sales and use taxes to the State of California. In connection with the settlement, Barnes & Noble.com agreed to pay the State of California a total amount of $9,000,000.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 3, 2008 – March 1, 2008	—	$—	—	$203,951,722
March 2, 2008 – April 5, 2008	5,516,462	$30.34	5,516,462	$36,569,763
April 6, 2008 – May 3, 2008	1,016,822	$31.83	1,016,822	$4,201,734

Total	6,533,284	$30.57	6,533,284

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2007. On May 15, 2007, the Company announced its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current programs is approximately $4.2 million as of May 3, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 3, 2008, the Company has repurchased 32,994,650 shares at a cost of approximately $1,045.8 million under its stock repurchase programs. The repurchased shares are held in treasury.

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

June 12, 2008

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