Form 10-Q
period 2008-08-02
BARNES & NOBLE INC
filed 2008-09-11
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Number of shares of $.001 par value common stock outstanding as of August 31, 2008: 55,008,524

BARNES & NOBLE, INC. AND SUBSIDIARIES

August 2, 2008

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales	$1,223,770	1,244,218	2,381,909	2,389,613
Cost of sales and occupancy	849,402	882,481	1,659,932	1,693,845

Gross profit	374,368	361,737	721,977	695,768

Selling and administrative expenses	303,065	304,009	610,333	599,217
Depreciation and amortization	43,365	41,430	85,542	86,938
Pre-opening expenses	3,166	2,602	7,703	3,636

Operating profit	24,772	13,696	18,399	5,977
Interest income (expense), net and amortization of deferred financing fees	(1,009)	1,557	(176)	4,695

Income before taxes and minority interest	23,763	15,253	18,223	10,672
Income taxes	9,528	(1,899)	7,314	(3,731)

Income before minority interest	14,235	17,152	10,909	14,403
Minority interest	1,174	900	2,276	1,978

Net income	$15,409	18,052	13,185	16,381

Income per common share
Basic	$0.28	0.28	0.24	0.25
Diluted	$0.27	0.26	0.23	0.24

Weighted average common shares outstanding
Basic	54,201	65,372	55,907	65,291
Diluted	56,566	68,797	58,477	68,990

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 2, 2008	August 4, 2007	February 2, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$26,268	208,234	361,047
Receivables, net	107,821	124,452	112,199
Merchandise inventories	1,372,752	1,399,970	1,366,858
Prepaid expenses and other current assets	135,938	128,323	125,577

Total current assets	1,642,779	1,860,979	1,965,681

Property and equipment:
Land and land improvements	9,324	3,247	3,247
Buildings and leasehold improvements	1,085,845	1,012,712	1,055,870
Fixtures and equipment	1,373,839	1,331,712	1,341,568

	2,469,008	2,347,671	2,400,685
Less accumulated depreciation and amortization	1,620,273	1,551,800	1,576,052

Net property and equipment	848,735	795,871	824,633

Goodwill	253,053	257,611	255,290
Intangible assets, net	85,707	89,918	87,987
Deferred taxes	103,395	105,006	102,633
Other noncurrent assets	11,588	14,644	13,602

Total assets	$2,945,257	3,124,029	3,249,826

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 2, 2008	August 4, 2007	February 2, 2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$758,999	835,167	854,671
Accrued liabilities	614,751	572,360	735,496

Total current liabilities	1,373,750	1,407,527	1,590,167

Long-term debt	119,000	—	—
Deferred taxes	173,496	160,273	173,496
Other long-term liabilities	393,793	389,269	399,390

Minority interest	8,958	7,850	12,053

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 87,148, 86,316 and 86,754 shares issued, respectively	87	86	87
Additional paid-in capital	1,245,742	1,214,216	1,233,343
Accumulated other comprehensive loss	(9,550)	(6,804)	(9,523)
Retained earnings	686,709	596,746	696,861
Treasury stock, at cost, 33,026, 20,668 and 26,461 shares, respectively	(1,046,728)	(645,134)	(846,048)

Total shareholders’ equity	876,260	1,159,110	1,074,720

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,945,257	3,124,029	3,249,826

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended August 2, 2008

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at February 2, 2008	$87	1,233,343	(9,523)	696,861	(846,048)	$1,074,720

Comprehensive income:
Net income	—	—	—	13,185	—
Other comprehensive loss:
Foreign currency translation	—	—	(27)	—	—

Total comprehensive income						13,158
Exercise of 160 common stock options	—	3,395	—	—	—	3,395
Deficiency in stock options and restricted stock tax benefits	—	(862)	—	—	—	(862)
Stock-based compensation expense	—	9,866	—	—	—	9,866
Cash dividend paid to stockholders	—	—	—	(23,337)	—	(23,337)
Treasury stock acquired, 6,565 shares	—	—	—	—	(200,680)	(200,680)

Balance at August 2, 2008	$87	1,245,742	(9,550)	686,709	(1,046,728)	$876,260

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$13,185	16,381
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	85,819	87,211
Stock-based compensation expense	9,866	8,038
Increase (decrease) in other long-term liabilities	8,409	(3,880)
Loss (gain) on disposal of property and equipment	3,883	(34)
Deferred taxes	1,452	1,311
Minority interest	(2,276)	(1,978)
Changes in operating assets and liabilities, net	(243,598)	(132,758)

Net cash flows from operating activities	(123,260)	(25,709)

Cash flows from investing activities:
Purchases of property and equipment	(111,235)	(82,134)
Net (increase) decrease in other noncurrent assets	1,725	(1,577)

Net cash flows from investing activities	(109,510)	(83,711)

Cash flows from financing activities:
Net increase in revolving credit facility	119,000	—
Proceeds from exercise of common stock options	3,395	22,609
Excess tax benefit from stock-based compensation	431	14,578
Dividend to minority interest	(818)	(832)
Cash dividend paid to shareholders	(23,337)	(20,039)
Purchase of treasury stock through repurchase program	(200,680)	(47,429)

Net cash flows from financing activities	(102,009)	(31,113)

Net decrease in cash and cash equivalents	(334,779)	(140,533)
Cash and cash equivalents at beginning of period	361,047	348,767

Cash and cash equivalents at end of period	$26,268	208,234

Changes in operating assets and liabilities, net:
Receivables, net	$(9,628)	(1,980)
Merchandise inventories	(5,894)	(45,390)
Prepaid expenses and other current assets	(10,361)	(9,697)
Accounts payable and accrued liabilities	(217,715)	(75,691)

Changes in operating assets and liabilities, net	$(243,598)	(132,758)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(353)	(4,605)
Income taxes	$54,517	64,674

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 2, 2008 and the results of its operations and its cash flows for the 13 and 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2008 (fiscal 2007). The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 9, Recent Accounting Pronouncements.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 2, 2008 are not indicative of the results to be expected for the 52 weeks ending January 31, 2009 (fiscal 2008).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 97%, 98% and 99% of the Company’s merchandise inventories as of August 2, 2008, August 4, 2007 and February 2, 2008, respectively. The remaining merchandise inventories are recorded based on the average cost method.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

The Company also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. During the 13 weeks ended August 2, 2008, the Company recorded a physical inventory benefit of $11,000 as results were more favorable than previously estimated and accrued.

(2)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

(3)	Income Taxes

As of August 2, 2008, the Company had $19,822 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,681 accrued for interest and penalties, which is included in the $19,822 of unrecognized tax benefits noted above.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2004 through 2007. Some earlier years remain open for a small minority of states. Prior to 2006, the Company had a tax year ending in October.

(4)	Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). Stock-based compensation expense for share-based awards recognized during the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 are shown below.

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted average fair value of grants	$0.01	$11.61	$13.54	$11.61
Expected volatility	42.12%	28.0%	56.09%	28.0%
Expected risk-free interest rate	1.39%	4.59%	2.41%	4.59%
Expected life	0.25 years	5 years	1.89 years	5 years
Expected dividend yield	4.66%	1.47%	2.16%	1.47%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 26 weeks ended August 2, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, February 2, 2008	6,582	$20.19
Granted	82	20.75
Exercised	(160)	21.22
Forfeited	(95)	19.83

Balance, August 2, 2008	6,409	20.17

Exercisable at August 2, 2008	6,281	19.92

The following table presents a summary of the Company’s restricted stock activity for the 26 weeks ended August 2, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, February 2, 2008	1,026	$40.74
Granted	557	31.08
Vested	(326)	40.46
Forfeited	(32)	39.92

Balance, August 2, 2008	1,225	36.44

For the 13 and 26 weeks ended August 2, 2008 and August 4, 2007, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Selling and administrative expenses	$4,994	4,587	9,866	8,038

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

(5)	Changes in Intangible Assets and Goodwill

	As of August 2, 2008
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	$18,461	(10,121)	$8,340
Distribution contracts	8,325	(1,812)	6,513
D&O insurance	3,202	(2,220)	982

	$29,988	(14,153)	$15,835

Unamortizable intangible assets
Trade name			$48,400
Copyrights			136
Publishing contracts			21,336

			$69,872

Author contracts, distribution contracts and D&O insurance are being amortized over 10 years, 10 years and 6 years, respectively.

Aggregate Amortization Expense:
For the 26 weeks ended August 2, 2008	$2,292

Estimated Amortization Expense:
(12 months ending on or about January 31)
2009	$4,565
2010	$3,009
2011	$2,650
2012	$2,473
2013	$2,473

The changes in the carrying amount of goodwill for the 26 weeks ended August 2, 2008 are as follows:

Balance as of February 2, 2008	$255,290
Foreign currency translation	(23)
Benefit of excess tax amortization	(2,214)

Balance as of August 2, 2008 (a)	$253,053

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with SFAS 109, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

(6)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended August 2, 2008 and August 4, 2007 was $144 and $199, respectively. Pension expense for the 26 weeks ended August 2, 2008 and August 4, 2007 was $288 and $360, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $50 and $45 for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively. Postretirement Plan expense for the 26 weeks ended August 2, 2008 and August 4, 2007 was $100 and $91, respectively.

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

(8)	Purchase of Distribution Facilities

On June 26, 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. Under the terms of the lease expiring in June 2011, the Company purchased the distribution facility and equipment for approximately $21,000.

(9)	Recent Accounting Pronouncements

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R on February 1, 2009. This standard will change the Company’s accounting treatment for business combinations, if any, on a prospective basis, including the treatment of any income tax adjustments related to past acquisitions. The Company is currently evaluating the effect, if any, that the adoption of SFAS 141R will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS 142-3), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that the adoption of FSP No. FAS 142-3 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The hierarchy set forth in SFAS 162 is directed to the entity, rather than the independent auditors, as the entity is the one responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 162 will have on its financial position, results of operations and cash flows.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Thousands of dollars, except per share data)

(unaudited)

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The Company is currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

(10)	Subsequent Events

On August 21, 2008, the Company announced that its Board of Directors has authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on September 9, 2008, payable on September 30, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of August 2, 2008 and August 4, 2007, and the related consolidated statements of operations for the 13 week and 26 week periods ended August 2, 2008 and August 4, 2007, changes in shareholders’ equity for the 26 week period ended August 2, 2008, and cash flows for the 26 week periods ended August 2, 2008 and August 4, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended August 2, 2008. These financial statements are the responsibility of the Company’s management.

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

September 11, 2008

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $26.3 million as of August 2, 2008, compared with $208.2 million as of August 4, 2007.

Merchandise inventories decreased $27.2 million, or 1.9%, to $1.373 billion as of August 2, 2008, compared with $1.400 billion as of August 4, 2007.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $111.2 million and $82.1 million during the 26 weeks ended August 2, 2008 and August 2, 2007, respectively.

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

The Company had $119.0 million in borrowings on August 2, 2008. Average borrowings under the Company’s Revolving Credit Facility were $42.5 million during the 26 weeks ended August 2, 2008 and peaked at $125.0 million during the same period. The ratio of debt to equity was 0.14:1.00 as of August 2, 2008. The Company had no outstanding debt during the 26 weeks ended August 4, 2007.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Revolving Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended November 3, 2007. On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current open program is approximately $3.3 million as of August 2, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 2, 2008, the Company has repurchased 33,025,516 shares at a cost of approximately $1,046.7 million under its stock repurchase programs. The repurchased shares are held in treasury.

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

On June 26, 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. Under the terms of the lease expiring in June 2011, the Company purchased the distribution facility and equipment for approximately $21.0 million.

The Company paid quarterly cash dividends of $0.15 per share on March 31, 2008 to stockholders of record at the close of business on March 10, 2008 and paid quarterly cash dividends of $0.25 per share on June 30, 2008 to stockholders of record at the close of business on June 9, 2008. On August 21, 2008, the Company announced it had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on September 9, 2008, payable on September 30, 2008.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended August 2, 2008 compared with the 13 weeks ended August 4, 2007

Sales

During the 13 weeks ended August 2, 2008, the Company’s sales decreased $20.4 million, or 1.6%, to $1.224 billion from $1.244 billion during the 13 weeks ended August 4, 2007. This decrease was primarily attributable to an $18.1 million decrease in sales at Barnes & Noble stores and a $3.7 million decrease in sales at B. Dalton stores, offset by a $2.4 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 13 weeks ended August 2, 2008 decreased $18.1 million, or 1.6%, to $1.090 billion from $1.108 billion during the same period a year ago, and accounted for 89.1% of total Company sales. This decrease was primarily attributable to a 4.7% decrease in comparable store sales which decreased sales by $49.5 million and by closed stores that decreased sales by $26.4 million, partially offset by new Barnes & Noble stores that contributed to an increase in sales of $55.6 million. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales decreased 1.5%.

Barnes & Noble.com sales increased $2.4 million, or 2.4%, to $99.8 million during the 13 weeks ended August 2, 2008 from $97.5 million during the 13 weeks ended August 4, 2007. This increase was attributable to a 3.6% increase in comparable sales. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales increased 13.9%.

During the 13 weeks ended August 2, 2008, the Company opened 10 Barnes & Noble stores and closed four, bringing its total number of Barnes & Noble stores to 723 with 18.5 million square feet. The Company closed 10 B. Dalton stores, ending the period with 73 B. Dalton stores and 0.3 million square feet. As of August 2, 2008, the Company operated 796 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended August 2, 2008, cost of sales and occupancy decreased $33.1 million, or 3.7%, to $849.4 million from $882.5 million during the 13 weeks ended August 4, 2007. As a percentage of sales, cost of sales and occupancy decreased to 69.4% from 70.9% from the same period one year ago. This decrease was primarily attributable to the deep discount on J. K. Rowling’s Harry Potter and the Deathly Hallows during the same period last fiscal year, as well as a physical inventory benefit of $11.0 million this fiscal year as results were more favorable than previously estimated and accrued. In addition, reduced promotional markdowns and increased volume through the Company’s distribution centers more than offset the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.9 million, or 0.3%, to $303.1 million during the 13 weeks ended August 2, 2008 from $304.0 million during the 13 weeks ended August 4, 2007. During the second quarter of the 52 weeks ending January 31, 2009 (fiscal 2008), selling and administrative expenses increased as a percentage of sales to 24.8% from 24.4% during the prior fiscal year period. This increase was primarily due to the deleveraging of fixed expenses with the negative comparable store sales.

Depreciation and Amortization

During the second quarter of fiscal 2008, depreciation and amortization increased $1.9 million, or 4.7%, to $43.4 million from $41.4 million during the same period last fiscal year. This increase was primarily due to the depreciation on additional capital expenditures for existing store maintenance and new store openings.

Pre-opening Expenses

Pre-opening expenses increased $0.6 million, or 21.7%, to $3.2 million during the 13 weeks ended August 2, 2008 from $2.6 million for the 13 weeks ended August 4, 2007. The increase in pre-opening expenses was primarily the result of the timing of new store openings and additional grand opening advertising.

Operating Profit

The Company’s consolidated operating profit increased $11.1 million, or 80.9%, to $24.8 million during the 13 weeks ended August 2, 2008 from $13.7 million during the 13 weeks ended August 4, 2007. This increase was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees decreased $2.6 million, or 164.8%, to ($1.0) million during the 13 weeks ended August 2, 2008 from $1.6 million during the 13 weeks ended August 4, 2007. The decrease was primarily due to the Company’s utilization of cash to buy back shares under its repurchase program during the first quarter of fiscal 2008.

Income Taxes

Income tax expense during the 13 weeks ended August 2, 2008 was $9.6 million compared with a tax benefit of $1.9 million during the 13 weeks ended August 4, 2007. Excluding discrete items, the Company’s effective tax rate was 40.10% and 40.00% for the second quarter of fiscal 2008 and the second quarter of the 52 weeks ended February 2, 2008 (fiscal 2007), respectively. The provision for income taxes for the second quarter of fiscal 2007 included a tax benefit of $8.0 million, comprised of $9.6 million resulting from previously unrecognized tax benefits for which the statute of limitations expired in the second quarter of fiscal 2007 offset in part by other discrete income tax adjustments of $1.6 million.

Minority Interest

Minority interest increased $0.3 million, or 30.4%, to $1.2 million during the 13 weeks ended August 2, 2008 from $0.9 million during the 13 weeks ended August 4, 2007, and primarily relates to the approximate 26% outside interest in Calendar Club entities.

Net Income

As a result of the factors discussed above, the Company reported a consolidated net income of $15.4 million (or $0.27 per diluted share) during the 13 weeks ended August 2, 2008, compared with a consolidated net income of $18.1 million (or $0.26 per diluted share) during the 13 weeks ended August 4, 2007.

Results of Operations

26 weeks ended August 2, 2008 compared with the 26 weeks ended August 4, 2007

Sales

During the 26 weeks ended August 2, 2008, the Company’s sales decreased $7.7 million, or 0.3%, to $2.382 billion from $2.390 billion during the 26 weeks ended August 4, 2007. This decrease was primarily attributable to a $6.9 million decrease in sales at Barnes & Noble stores, a $6.1 million decrease in sales at B. Dalton stores, offset by an $8.1 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 26 weeks ended August 2, 2008 decreased $6.9 million, or 0.3%, to $2.115 billion from $2.122 billion during the same period a year ago, and accounted for 88.8% of total Company sales. This decrease was primarily attributable to a 3.2% decrease in comparable store sales which decreased sales by $64.2 million and by closed stores that decreased sales by $40.7 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $93.2 million. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales decreased 1.5%.

Barnes & Noble.com sales increased $8.1 million, or 4.3%, to $199.4 million during the 26 weeks ended August 2, 2008 from $191.3 million during the 26 weeks ended August 4, 2007. This increase was attributable to a 5.3% increase in comparable sales. Excluding sales of J. K. Rowling’s Harry Potter and the Deathly Hallows, comparable sales increased 10.4%.

During the 26 weeks ended August 2, 2008, the Company opened 21 Barnes & Noble stores and closed 11, bringing its total number of Barnes & Noble stores to 723 with 18.5 million square feet. The Company closed 12 B. Dalton stores, ending the period with 73 B. Dalton stores with 0.3 million square feet. As of August 2, 2008, the Company operated 796 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 26 weeks ended August 2, 2008, cost of sales and occupancy decreased $33.9 million, or 2.0%, to $1.660 billion from $1.694 billion during the 26 weeks ended August 4, 2007. As a percentage of sales, cost of sales and occupancy decreased to 69.7% from 70.9% from the same period one year ago. This decrease was primarily attributable to the deep discount on J. K. Rowling’s Harry Potter and the Deathly Hallows during the same period last fiscal year, as well as a physical inventory benefit of $11.0 million this fiscal year as results were more favorable than previously estimated and accrued. In addition, reduced promotional markdowns and increased volume through the Company’s distribution centers more than offset the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $11.1 million, or 1.9%, to $610.3 million during the 26 weeks ended August 2, 2008 from $599.2 million during the 26 weeks ended August 4, 2007. During the first half of fiscal 2008, selling and administrative expenses increased as a percentage of sales to 25.6% from 25.1% during the prior year period. This increase was primarily due to the Company’s $8.3 million charge for the settlement with the State of California regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005 and the de-leveraging of fixed expenses with the negative comparable store sales offset by legal costs of $11.1 million in fiscal 2007.

Depreciation and Amortization

During the 26 weeks ended August 2, 2008, depreciation and amortization decreased $1.4 million, or 1.6%, to $85.5 million from $86.9 million during the same period last year. This decrease was primarily due to $2.6 million of accelerated depreciation in the prior fiscal year related to the distribution center closing, offset by depreciation on additional capital expenditures for existing store maintenance and new store openings.

Pre-opening Expenses

Pre-opening expenses increased $4.1 million, or 111.9%, to $7.7 million during the 26 weeks ended August 2, 2008 from $3.6 million for the 26 weeks ended August 4, 2007. The increase in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Profit

The Company’s consolidated operating profit increased $12.4 million, or 207.8%, to $18.4 million during the 26 weeks ended August 2, 2008 from $6.0 million during the 26 weeks ended August 4, 2007. This increase was primarily due to the matters discussed above.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees decreased $4.9 million, or 103.7%, to ($0.2) million during the 26 weeks ended August 2, 2008 from $4.7 million during the 26 weeks ended August 4, 2007. The decrease was primarily due to the Company’s utilization of cash to buy back shares under its repurchase program during the first quarter of fiscal 2008.

Income Taxes

Income tax expense during the 26 weeks ended August 2, 2008 was $7.3 million compared with a tax benefit of $3.7 million during the 26 weeks ended August 4, 2007. Excluding discrete items, the Company’s effective tax rate was 40.14% and 40.00% for the second quarter of fiscal 2008 and fiscal 2007, respectively. The provision for income taxes during the 26 weeks ended August 4, 2007 included a tax benefit of $8.0 million, comprised of $9.6 million resulting from previously unrecognized tax benefits for which the statute of limitations expired during the 26 weeks ended August 4, 2007 offset in part by other discrete income tax adjustments of $1.6 million.

Minority Interest

Minority interest increased $0.3 million or 15.1%, to $2.3 million during the 26 weeks ended August 2, 2008 from $2.0 million during the 26 weeks ended August 4, 2007, and primarily relates to the approximate 26% outside interest in Calendar Club entities.

Net Income

As a result of the factors discussed above, the Company reported a consolidated net income of $13.2 million (or $0.23 per diluted share) during the 26 weeks ended August 2, 2008, compared with a consolidated net income of $16.4 million (or $0.24 per diluted share) during the 26 weeks ended August 4, 2007.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 97%, 98% and 99% of the Company’s merchandise inventories as of August 2, 2008, August 4, 2007 and February 2, 2008, respectively. The remaining merchandise inventories are recorded based on the average cost method.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

The Company also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. During the 13 weeks ended August 2, 2008, the Company recorded a physical inventory benefit of $11.0 million as results were more favorable than previously estimated and accrued.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). Stock-based compensation expense for share-based awards recognized during the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At August 2, 2008, the Company had $848.7 million of property and equipment, net of accumulated depreciation, and $15.8 million of amortizable intangible assets, net of amortization, accounting for approximately 29.4% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At August 2, 2008, the Company had $253.1 million of goodwill and $69.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 11.2% of the Company’s total assets. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2007 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible risks associated with data privacy and information security, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online and other initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended February 2, 2008, and in the Company’s other filings made from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of August 2, 2008, the Company’s cash and cash equivalents totaled approximately $26.3 million.

Additionally, the Company may from time to time borrow money under its Revolving Credit Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Revolving Credit Facility. The Company had $119.0 million in borrowings outstanding on August 2, 2008. The Company had no outstanding debt on August 4, 2007.

The Company does not have any material foreign currency exposure, as nearly all of its business is transacted in United States currency.

Item 4:	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

On May 5, 2008, the New York Supreme Court granted final approval to the Settlement Agreement in the State Derivative Action, and on May 7, 2008, entered final judgment dismissing all of the state derivative claims with prejudice. Pursuant to the terms of the Settlement Agreement, the parties then jointly applied to the United States District Court to dismiss all of the claims in the Federal Derivative Action with prejudice, and on May 16, 2008, the District Court entered an order doing so. The time to file notices of appeal in the State Derivative Action and the Federal Derivative Action expired in June 2008, and no such notices were filed.

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over 1,000 individuals and 300 corporations, including Fatbrain.com, LLC, a former subsidiary of Barnes & Noble.com (Fatbrain) and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Exchange Act by the same parties; and (iii) the control person provisions of the Securities Act and Exchange Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

On May 29, 2008, the BOE approved a global settlement with Barnes & Noble.com resolving all disputes between Barnes & Noble.com and the State of California for sales and use taxes, including the pending litigation in the United States District Court for the Eastern District of California and the California Court of Appeal (First District). Under the settlement, the two tax determinations against Barnes & Noble.com in the total amount of approximately $17,700,000, plus all interest and penalties, were canceled by the BOE. In addition, the BOE waived all claims for sales and use taxes, interest, and penalties through November 1, 2005, the date on which Barnes & Noble.com voluntarily commenced collecting and remitting sales and use taxes to the State of California. In connection with the settlement, Barnes & Noble.com agreed to pay the State of California a total amount of $9,000,000. A final settlement agreement was entered into by the parties on August 19, 2008.

Item 1A.	Risk Factors

The Company’s business involves the receipt and storage of personal information about customers and employees. The Company’s use of personal information is regulated at the international, federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If the Company shall fail to comply with these laws and regulations it could be subjected to legal risk. In addition, even if the Company fully complies with all laws and regulations and even though it has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of our credit card products. On August 5, 2008 eleven individuals were indicted for, among other things, identity theft. Barnes & Noble was listed as one of several retailers that was targeted by these hackers. The Company is reviewing this matter and assisting the authorities in their investigation.

Other than as set forth above, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 4, 2008 – June 3, 2008	30,716	$30.17	30,716	$3,274,992
June 4, 2008 – July 3, 2008	—	$—	—	$3,274,992
July 4, 2008 – August 2, 2008	150	$23.69	150	$3,271,438

Total	30,866	$30.14	30,866

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2007. On May 15, 2007, the Company announced its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current programs is approximately $3.3 million as of August 2, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 2, 2008, the Company has repurchased 33,025,516 shares at a cost of approximately $1,046.7 million under its stock repurchase programs. The repurchased shares are held in treasury.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 3, 2008 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 16, 2008), there were 54,811,164 shares of Common Stock outstanding and entitled to vote at the Annual Meeting. Holders of 49,969,904 shares of Common Stock (representing a like number of votes) were present at the Annual Meeting, either in person or by proxy.

At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
Stephen Riggio	49,471,298	498,606
George Campbell Jr.	49,556,240	413,664
Margaret T. Monaco	49,383,907	585,997
William F. Reilly	42,586,169	7,383,735

There were no abstentions and broker non-votes with respect to the election of directors.

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Leonard Riggio, Michael J. Del Giudice, William Dillard II, Patricia L. Higgins, Irene R. Miller and Lawrence S. Zilavy.

At the Annual Meeting, the shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending January 31, 2009, by the following vote:

In Favor	Against	Abstained
49,681,999	249,766	38,139

There were no broker non-votes with respect to the approval of the appointment of BDO Seidman LLP.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

September 11, 2008

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