Form 10-Q
period 2008-11-01
BARNES & NOBLE INC
filed 2008-12-11
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Number of shares of $.001 par value common stock outstanding as of November 30, 2008: 55,303,712

BARNES & NOBLE, INC. AND SUBSIDIARIES

November 1, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Sales	$1,123,368	1,175,521	3,505,277	3,565,134
Cost of sales and occupancy	787,142	820,567	2,447,074	2,514,412

Gross profit	336,226	354,954	1,058,203	1,050,722

Selling and administrative expenses	318,878	303,125	929,211	902,342
Depreciation and amortization	45,032	41,870	130,574	128,808
Pre-opening expenses	3,310	5,657	11,013	9,293

Operating profit (loss)	(30,994)	4,302	(12,595)	10,279
Interest income (expense), net and amortization of deferred financing fees	(1,500)	848	(1,676)	5,543

Income (loss) before taxes and minority interest	(32,494)	5,150	(14,271)	15,822
Income taxes	(12,981)	2,060	(5,667)	(1,671)

Income (loss) before minority interest	(19,513)	3,090	(8,604)	17,493
Minority interest	1,096	1,287	3,372	3,265

Net income (loss)	$(18,417)	4,377	(5,232)	20,758

Income (loss) per common share
Basic	$(0.34)	0.07	(0.09)	0.32
Diluted	$(0.34)	0.07	(0.09)	0.31

Weighted average common shares outstanding
Basic	54,410	63,006	55,409	64,529
Diluted	54,410	66,131	55,409	68,037

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	November 1, 2008	November 3, 2007	February 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,830	20,219	361,047
Receivables, net	99,277	109,722	112,199
Merchandise inventories	1,558,101	1,665,533	1,366,858
Prepaid expenses and other current assets	128,441	126,770	125,577

Total current assets	1,802,649	1,922,244	1,965,681

Property and equipment:
Land and land improvements	9,324	3,247	3,247
Buildings and leasehold improvements	1,100,351	1,038,416	1,055,870
Fixtures and equipment	1,387,569	1,295,887	1,341,568

	2,497,244	2,337,550	2,400,685
Less accumulated depreciation and amortization	1,658,314	1,526,831	1,576,052

Net property and equipment	838,930	810,719	824,633

Goodwill	251,224	256,594	255,290
Intangible assets, net	84,580	89,087	87,987
Deferred taxes	103,134	104,384	102,633
Other noncurrent assets	10,812	11,812	13,602

Total assets	$3,091,329	3,194,840	3,249,826

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	November 1, 2008	November 3, 2007	February 2, 2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$943,703	1,055,151	854,671
Accrued liabilities	593,369	576,193	735,496

Total current liabilities	1,537,072	1,631,344	1,590,167

Long-term debt	126,500	24,600	—
Deferred taxes	173,496	160,273	173,496
Other long-term liabilities	392,854	382,663	399,390

Minority interest	7,832	6,563	12,053

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 87,637, 86,500 and 86,754 shares issued, respectively	88	86	87
Additional paid-in capital	1,257,744	1,222,362	1,233,343
Accumulated other comprehensive loss	(11,044)	(6,673)	(9,523)
Retained earnings	654,231	591,260	696,861
Treasury stock, at cost, 33,061, 25,546 and 26,461 shares, respectively	(1,047,444)	(817,638)	(846,048)

Total shareholders’ equity	853,575	989,397	1,074,720

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,091,329	3,194,840	3,249,826

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended November 1, 2008

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total

Balance at February 2, 2008	$87	1,233,343	(9,523)	696,861	(846,048)	$1,074,720

Comprehensive loss:
Net loss	—	—	—	(5,232)	—
Other comprehensive loss:
Foreign currency translation	—	—	(1,521)	—	—

Total comprehensive loss						(6,753)

Exercise of 468 common stock options	1	9,425	—	—	—	9,426
Deficiency in stock options and restricted stock tax benefits	—	(1,047)	—	—	—	(1,047)
Stock-based compensation expense	—	16,023	—	—	—	16,023
Cash dividend paid to stockholders	—	—	—	(37,398)	—	(37,398)
Treasury stock acquired, 6,600 shares	—	—	—	—	(201,396)	(201,396)

Balance at November 1, 2008	$88	1,257,744	(11,044)	654,231	(1,047,444)	$853,575

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	November 1, 2008	November 3, 2007
Cash flows from operating activities:
Net income (loss)	$(5,232)	20,758
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	130,984	129,218
Stock-based compensation expense	16,023	12,452
Property and equipment impairment charge	11,588	—
Increase in other long-term liabilities	5,887	4,969
Loss (gain) on disposal of property and equipment	4,927	(40)
Deferred taxes	2,820	1,966
Minority interest	(3,372)	(3,265)
Changes in operating assets and liabilities, net	(250,135)	(170,262)

Net cash flows from operating activities	(86,510)	(4,204)

Cash flows from investing activities:
Purchases of property and equipment	(157,961)	(140,295)
Net decrease in other noncurrent assets	2,362	1,105

Net cash flows from investing activities	(155,599)	(139,190)

Cash flows from financing activities:
Purchase of treasury stock through repurchase program	(201,396)	(219,933)
Cash dividends paid to shareholders	(37,398)	(29,902)
Dividend to minority interest	(818)	(832)
Excess tax benefit from stock-based compensation	1,578	14,986
Proceeds from exercise of common stock options	9,426	25,927
Net increase in revolving credit facility	126,500	24,600

Net cash flows from financing activities	(102,108)	(185,154)

Net decrease in cash and cash equivalents	(344,217)	(328,548)

Cash and cash equivalents at beginning of period	361,047	348,767

Cash and cash equivalents at end of period	$16,830	20,219

Changes in operating assets and liabilities, net:
Receivables, net	$499	(2,705)
Merchandise inventories	(191,243)	(310,953)
Prepaid expenses and other current assets	(2,864)	(8,144)
Accounts payable and accrued liabilities	(56,527)	151,540

Changes in operating assets and liabilities, net	$(250,135)	(170,262)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$631	(6,647)
Income taxes	$50,249	66,413

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 1, 2008 and the results of its operations and its cash flows for the 13 and 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended February 2, 2008 (fiscal 2007). The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 11, Recent Accounting Pronouncements.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 1, 2008 are not indicative of the results to be expected for the 52 weeks ending January 31, 2009 (fiscal 2008).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 96%, 97% and 99% of the Company’s merchandise inventories as of November 1, 2008, November 3, 2007 and February 2, 2008, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

As of November 1, 2008, the Company had $20,295 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,985 accrued for interest and penalties, which is included in the $20,295 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2004 through 2007. Some

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

earlier years remain open for a small minority of states. Prior to 2006, the Company had a tax year ending in October.

(4)	Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). Stock-based compensation expense for share-based awards recognized during the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 are shown below.

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Weighted average fair value of grants	$5.15	—	$7.52	$11.61
Expected volatility	69.00%	—	65.36%	28.00%
Expected risk-free interest rate	1.05%	—	1.43%	4.59%
Expected life	0.56 years	—	0.94 years	5.00 years
Expected dividend yield	4.08%	—	3.54%	1.47%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 39 weeks ended November 1, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, February 2, 2008	6,582	$20.19
Granted	289	23.19
Exercised	(468)	20.10
Forfeited	(348)	23.97

Balance, November 1, 2008	6,055	20.12

Exercisable at November 1, 2008	5,965	19.90

The following table presents a summary of the Company’s restricted stock activity for the 39 weeks ended November 1, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, February 2, 2008	1,026	$40.74
Granted	957	28.61
Vested	(407)	39.60
Forfeited	(117)	30.27

Balance, November 1, 2008	1,459	34.94

For the 13 and 39 weeks ended November 1, 2008 and November 3, 2007, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Selling and administrative expenses	$6,158	4,414	16,023	12,452

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

(5)	Changes in Intangible Assets and Goodwill

	As of November 1, 2008
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	$18,461	(10,583)	$7,878
Distribution contracts	8,325	(2,351)	5,974
D&O insurance	3,202	(2,353)	849

	$29,988	(15,287)	$14,701

Unamortizable intangible assets
Trade name			$48,400
Copyrights			143
Publishing contracts			21,336

			$69,879

Author contracts, distribution contracts and D&O insurance are generally being amortized over 10 years, 10 years and 6 years, respectively.

Aggregate Amortization Expense:
For the 39 weeks ended November 1, 2008	$3,425

Estimated Amortization Expense:
(12 months ending on or about January 31)
2009	$4,565
2010	$3,009
2011	$2,650
2012	$2,473
2013	$2,473

The changes in the carrying amount of goodwill for the 39 weeks ended November 1, 2008 are as follows:

Balance as of February 2, 2008	$255,290
Foreign currency translation	(745)
Benefit of excess tax amortization	(3,321)

Balance as of November 1, 2008 (a)	$251,224

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with SFAS 109, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

(6)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended November 1, 2008 and November 3, 2007 was $144 and $161, respectively. Pension expense for the 39 weeks ended November 1, 2008 and November 3, 2007 was $432 and $483, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $50 and $46 for the 13 weeks ended November 1, 2008 and November 3, 2007, respectively. Postretirement Plan expense for the 39 weeks ended November 1, 2008 and November 3, 2007 was $150 and $137, respectively.

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

(8)	Tax Settlement

On May 29, 2008, the Board of Equalization of the State of California approved a global settlement in the total amount of $9,000, of which approximately $700 was recorded and paid in 2003, in connection with a settlement regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005. Barnes & Noble.com paid the State of California $8,302 during the 13 weeks ended November 1, 2008. See Part II, Item 1. Legal Proceedings under “Barnesandnoble.com LLC v. Yee, et al.” of this Form 10-Q for additional information regarding this settlement.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

(9)	Purchase of Distribution Facilities

On June 26, 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. Under the terms of the lease expiring in June 2011, the Company purchased the distribution facility and equipment for approximately $21,000.

(10)	Impairment of Property and Equipment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses included in selling and administrative expenses totaled $11,588 during the 13 weeks and 39 weeks ended November 1, 2008 and are related to individual store locations. There were no impairment charges during the 13 weeks and 39 weeks ended November 3, 2007.

(11)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. Earlier adoption is prohibited and the Company does not expect SFAS 160 to have a material impact on its financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The hierarchy set forth in SFAS 162 is directed to the entity, rather than the independent auditors, as the entity is the one responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect, if any, that the adoption of SFAS 162 will have on its financial position, results of operations and cash flows.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended November 1, 2008 and November 3, 2007

(Thousands of dollars, except per share data)

(unaudited)

currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

(12)	Subsequent Events

On November 20, 2008, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on December 10, 2008, payable on December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of November 1, 2008 and November 3, 2007, and the related consolidated statements of operations for the 13 week and 39 week periods ended November 1, 2008 and November 3, 2007, changes in shareholders’ equity for the 39 week period ended November 1, 2008, and cash flows for the 39 week periods ended November 1, 2008 and November 3, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended November 1, 2008. These financial statements are the responsibility of the Company’s management.

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

December 9, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $16.8 million as of November 1, 2008, compared with $20.2 million as of November 3, 2007.

Merchandise inventories decreased $107.4 million, or 6.5%, to $1,558.1 million as of November 1, 2008, compared with $1,665.5 million as of November 3, 2007.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $158.0 million and $140.3 million during the 39 weeks ended November 1, 2008 and November 3, 2007, respectively.

The Company has an $850 million revolving credit facility dated as of June 17, 2005, as amended and restated on August 2, 2006 (Revolving Credit Facility). The Revolving Credit Facility has a maturity date of July 31, 2011 and may be increased to $1.0 billion under certain circumstances at the option of the Company. The Revolving Credit Facility has an applicable margin that is applied to loans and standby letters of credit ranging from 0.500% to 1.000% above the stated Eurodollar rate. A fee is paid on commercial letters of credit ranging from 0.2500% to 0.5000%. In addition, a commitment fee ranging from 0.100% to 0.200% is paid on the unused portion of the Revolving Credit Facility. In each case, the applicable rate is based on the Company’s consolidated fixed charge coverage ratio. Proceeds from the Revolving Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company had $126.5 million in borrowings on November 1, 2008. Average borrowings under the Company’s Revolving Credit Facility were $61.5 million during the 39 weeks ended November 1, 2008 and peaked at $148.3 million during the same period. The ratio of debt to equity was 0.15:1.00 as of November 1, 2008, compared with 0.02:1.00 as of November 3, 2007.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Revolving Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next 12 months.

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended November 3, 2007. On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current open program is approximately $2.6 million as of November 1, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of November 1, 2008, the Company has repurchased 33,060,219 shares at a cost of approximately $1,047.4 million under its stock repurchase programs. The repurchased shares are held in treasury.

On May 29, 2008, the Board of Equalization of the State of California approved a global settlement in the total amount of $9.0 million, of which approximately $0.7 million was recorded and paid in 2003, in connection with a settlement regarding the collection of sales and use taxes on sales made by barnesandnoble.com llc (Barnes & Noble.com) from 1999 to 2005. Barnes & Noble.com paid the State of California $8.3 million during the 13 weeks ended November 1, 2008. See Part II, Item 1. Legal Proceedings under “Barnesandnoble.com LLC v. Yee, et al.” of this Form 10-Q for additional information regarding this settlement.

On June 26, 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. Under the terms of the lease expiring in June 2011, the Company purchased the distribution facility and equipment for approximately $21.0 million.

The Company paid quarterly cash dividends of $0.15 per share on March 31, 2008 to stockholders of record at the close of business on March 10, 2008, paid quarterly cash dividends of $0.25 per share on June 30, 2008 to stockholders of record at the close of business on June 9, 2008, and on September 30, 2008, to stockholders of record at the close of business on September 9, 2008. On November 20, 2008, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on December 10, 2008, payable on December 31, 2008.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended November 1, 2008 compared with the 13 weeks ended November 3, 2007

Sales

During the 13 weeks ended November 1, 2008, the Company’s sales decreased $52.2 million, or 4.4%, to $1,123.4 million from $1,175.5 million during the 13 weeks ended November 3, 2007. This decrease was primarily attributable to a $44.2 million decrease in sales at Barnes & Noble stores and a $4.3 million decrease in sales at B. Dalton stores, slightly offset by a $1.0 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 13 weeks ended November 1, 2008 decreased $44.2 million, or 4.4%, to $971.2 million from $1,015.4 million during the same period a year ago, and accounted for 86.5% of total Company sales. This decrease was primarily attributable to a 7.4% decrease in comparable store sales which decreased sales by $70.6 million and by closed stores that decreased sales by $24.9 million, partially offset by new Barnes & Noble stores that contributed to an increase in sales of $50.3 million.

B. Dalton stores sales decreased $4.3 million, or 24.3%, to $13.5 million during the 13 weeks ended November 1, 2008 from $17.8 million during the 13 weeks ended November 3, 2007. This decrease was primarily attributable to the closing of 21 B. Dalton stores over the last 12 months.

Barnes & Noble.com sales increased $1.0 million, or 1.0%, to $109.2 million during the 13 weeks ended November 1, 2008 from $108.2 million during the 13 weeks ended November 3, 2007. This increase was attributable to a 2.0% increase in comparable sales.

During the 13 weeks ended November 1, 2008, the Company opened nine Barnes & Noble stores and closed four, bringing its total number of Barnes & Noble stores to 728 with 18.7 million square feet. The Company closed two B. Dalton stores, ending the period with 71 B. Dalton stores and 0.3 million square feet. As of November 1, 2008, the Company operated 799 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended November 1, 2008, cost of sales and occupancy decreased $33.4 million, or 4.1%, to $787.1 million from $820.6 million during the 13 weeks ended November 3, 2007. As a percentage of sales, cost of sales and occupancy increased to 70.1% from 69.8% from the same period one year ago. This increase was primarily attributable to a physical inventory benefit of $10.3 million recorded during the 13 weeks ended November 3, 2007, as results were more favorable than previously estimated and accrued. Excluding the physical inventory benefit, as a percentage of sales, cost of sales and occupancy decreased to 70.1% from 70.7% from the same period one year ago. This decrease was primarily attributable to reduced promotional markdowns and increased volume through the Company’s distribution centers that more than offset the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $15.8 million, or 5.2%, to $318.9 million during the 13 weeks ended November 1, 2008 from $303.1 million during the 13 weeks ended November 3, 2007. During the third quarter of the 52 weeks ending January 31, 2009 (fiscal 2008), selling and administrative expenses increased as a percentage of sales to 28.4% from 25.8% during the same period last fiscal year. Included in selling and administrative expenses for the 13 weeks ended November 1, 2008 were an $11.6 million impairment charge for property and equipment and a $3.0 million charge related to a management resignation. Excluding these charges, selling and administrative expenses increased as a percentage of sales to 27.1% from 25.8% during the same period last fiscal year. This increase was primarily due to the deleveraging of fixed expenses with the negative comparable store sales. The Company recorded an impairment charge of $5.9 million in the fourth quarter of fiscal 2007.

Depreciation and Amortization

During the third quarter of fiscal 2008, depreciation and amortization increased $3.2 million, or 7.6%, to $45.0 million from $41.9 million during the same period last fiscal year. This increase was primarily due to the depreciation on additional capital expenditures for existing store maintenance and new store openings.

Pre-opening Expenses

Pre-opening expenses decreased $2.3 million, or 41.5%, to $3.3 million during the 13 weeks ended November 1, 2008 from $5.7 million for the 13 weeks ended November 3, 2007. The decrease in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Profit (Loss)

The Company’s consolidated operating profit (loss) decreased $35.3 million, to ($31.0) million during the 13 weeks ended November 1, 2008 from $4.3 million during the 13 weeks ended November 3, 2007. Included in the operating profit (loss) for the 13 weeks ended November 1, 2008 were an $11.6 million impairment charge for property and equipment and a $3.0 million charge related to a management resignation. Included in the operating profit (loss) for the 13 weeks ended November 3, 2007 was a physical inventory benefit of $10.3 million. Excluding these charges, operating profit (loss) decreased $10.4 million, to ($16.4) million during the 13 weeks ended November 1, 2008 from ($6.0) million during the 13 weeks ended November 3, 2007. This decrease in operating profit (loss) was primarily due to the negative comparable store sales.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees decreased $2.3 million to ($1.5) million during the 13 weeks ended November 1, 2008 from $0.8 million during the 13 weeks ended November 3, 2007. The decrease was primarily due to the Company’s utilization of cash to buy back shares under its repurchase program during the first quarter of fiscal 2008.

Income Taxes

Income taxes were ($13.0) million during the 13 weeks ended November 1, 2008 compared with $2.0 million during the 13 weeks ended November 3, 2007. The Company’s effective tax rate was 39.94% and 40.00% for the third quarter of fiscal 2008 and the third quarter of the 52 weeks ended February 2, 2008 (fiscal 2007), respectively.

Minority Interest

Minority interest decreased $0.2 million, or 14.8%, to $1.1 million during the 13 weeks ended November 1, 2008 from $1.3 million during the 13 weeks ended November 3, 2007, and primarily relates to the approximate 26% outside interest in Calendar Club entities.

Net Income (Loss)

As a result of the factors discussed above, the Company reported a consolidated net loss of $18.4 million (or ($0.34) per diluted share) during the 13 weeks ended November 1, 2008, compared with a consolidated net income of $4.4 million (or $0.07 per diluted share) during the 13 weeks ended November 3, 2007.

Results of Operations

39 weeks ended November 1, 2008 compared with the 39 weeks ended November 3, 2007

Sales

During the 39 weeks ended November 1, 2008, the Company’s sales decreased $59.9 million, or 1.7%, to $3,505.3 million from $3,565.1 million during the 39 weeks ended November 3, 2007. This decrease was primarily attributable to a $51.1 million decrease in sales at Barnes & Noble stores, a $10.4 million decrease in sales at B. Dalton stores, offset by a $9.2 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 39 weeks ended November 1, 2008 decreased $51.1 million, or 1.6%, to $3,086.0 million from $3,137.0 million during the same period a year ago, and accounted for 88.0% of total Company sales. This decrease was primarily attributable to a 4.6% decrease in comparable store sales which decreased sales by $134.9 million and by closed stores that decreased sales by $65.6 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $143.4 million.

B. Dalton store sales decreased $10.4 million, or 18.6%, to $45.8 million during the 39 weeks ended November 1, 2008 from $56.2 million during the 39 weeks ended November 3, 2007. This decrease was primarily attributable to the closing of 21 B. Dalton stores over the last 12 months.

Barnes & Noble.com sales increased $9.2 million, or 3.1%, to $308.6 million during the 39 weeks ended November 1, 2008 from $299.4 million during the 39 weeks ended November 3, 2007. This increase was attributable to a 4.1% increase in comparable sales.

During the 39 weeks ended November 1, 2008, the Company opened 30 Barnes & Noble stores and closed 15, bringing its total number of Barnes & Noble stores to 728 with 18.7 million square feet. The Company closed 14 B. Dalton stores, ending the period with 71 B. Dalton stores with 0.3 million square feet. As of November 1, 2008, the Company operated 799 stores in the 50 states and the District of Columbia.

Cost of Sales and Occupancy

During the 39 weeks ended November 1, 2008, cost of sales and occupancy decreased $67.3 million, or 2.7%, to $2,447.1 million from $2,514.4 million during the 39 weeks ended November 3, 2007. As a percentage of sales, cost of sales and occupancy decreased to 69.8% from 70.5% from the same period one year ago. This decrease was primarily attributable to the reduced promotional markdowns and increased volume through the Company’s distribution centers that more than offset the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $26.9 million, or 3.0%, to $929.2 million during the 39 weeks ended November 1, 2008 from $902.3 million during the 39 weeks ended November 3, 2007. During the 39 weeks ended November 1, 2008, selling and administrative expenses increased as a percentage of sales to 26.5% from 25.3% during the same period last year. Included in selling and administrative expenses for the 39 weeks ended November 1, 2008 were an $11.6 million impairment charge for property and equipment, an $8.3 million charge for the settlement with the State of California regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005 and a $3.0 million charge related to a management resignation. Included in selling and administrative expenses for the 39 weeks ended November 3, 2007 were legal costs of $11.1 million. Excluding these charges, selling and administrative expenses increased as a percentage of sales to 25.9% from 25.0% during the same period last fiscal year. This increase was primarily due to the deleveraging of fixed expenses with the negative comparable store sales. The Company recorded an impairment charge of $5.9 million in the fourth quarter of fiscal 2007.

Depreciation and Amortization

During the 39 weeks ended November 1, 2008, depreciation and amortization increased $1.8 million, or 1.4%, to $130.6 million from $128.8 million during the same period last year. This increase was primarily due to the depreciation on additional capital expenditures for existing store maintenance and new store openings, offset by $2.6 million of accelerated depreciation in the prior fiscal year related to a distribution center closing.

Pre-opening Expenses

Pre-opening expenses increased $1.7 million, or 18.5%, to $11.0 million during the 39 weeks ended November 1, 2008 from $9.3 million for the 39 weeks ended November 3, 2007. The increase in pre-opening expenses was primarily the result of the timing of new store openings.

Operating Profit (Loss)

The Company’s consolidated operating profit (loss) decreased $22.9 million, to ($12.6) million during the 39 weeks ended November 1, 2008 from $10.3 million during the 39 weeks ended November 3, 2007. Included in the operating profit (loss) for the 39 weeks ended November 1, 2008 were an $11.6 million impairment charge for property and equipment, an $8.3 million charge for the settlement with the State of California regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005 and a $3.0 million charge related to a management resignation. Included in the operating profit (loss) for the 39 weeks ended November 3, 2007 were legal costs of $11.1 million. Excluding these charges, operating profit (loss) decreased $11.1 million, to $10.3 million during the 39 weeks ended November 1, 2008 from $21.4 million during the 39 weeks ended November 3, 2007. This decrease in operating profit (loss) was primarily due to the negative comparable store sales.

Interest Income (Expense), Net and Amortization of Deferred Financing Fees

Net interest income (expense) and amortization of deferred financing fees decreased $7.2 million, or 130.2%, to ($1.7) million during the 39 weeks ended November 1, 2008 from $5.5 million during the 39 weeks ended November 3, 2007. The decrease was primarily due to the Company’s utilization of cash to buy back shares under its repurchase program during the first quarter of fiscal 2008.

Income Taxes

Income taxes were ($5.7) million during the 39 weeks ended November 1, 2008 compared with ($1.7) million during the 39 weeks ended November 3, 2007. The Company’s effective tax rate was 39.71% and (10.56%) for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively. Excluding discrete items, the Company’s effective tax rate was 39.71% and 40.00% for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively. The provision for income taxes during the 39 weeks ended November 3, 2007 included a tax benefit of $8.0 million, comprised of $9.6 million resulting from previously unrecognized tax benefits for which the statute of limitations expired during the 39 weeks ended November 3, 2007, offset in part by other discrete income tax adjustments of $1.6 million.

Minority Interest

Minority interest increased $0.1 million or 3.3%, to $3.4 million during the 39 weeks ended November 1, 2008 from $3.3 million during the 39 weeks ended November 3, 2007, and primarily relates to the approximate 26% outside interest in Calendar Club entities.

Net Income (Loss)

As a result of the factors discussed above, the Company reported a consolidated net loss of ($5.2) million (or ($0.09) per diluted share) during the 39 weeks ended November 1, 2008, compared with a consolidated net income of $20.8 million (or $0.31 per diluted share) during the 39 weeks ended November 3, 2007.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis for 96%, 97% and 99% of the Company’s merchandise inventories as of November 1, 2008, November 3, 2007 and February 2, 2008, respectively. The remaining merchandise inventories are recorded based on the average cost method.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). Stock-based compensation expense for share-based awards recognized during the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At November 1, 2008, the Company had $838.9 million of property and equipment, net of accumulated depreciation, and $14.7 million of amortizable intangible assets, net of amortization, accounting for approximately 27.6% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses included in selling and administrative expenses totaled $11.6 million during the 13 weeks and 39 weeks ended November 1, 2008 and are related to individual store locations. There were no impairment charges during the 13 weeks and 39 weeks ended November 3, 2007.

Goodwill and Unamortizable Intangible Assets. At November 1, 2008, the Company had $251.2 million of goodwill and $69.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 10.4% of the Company’s total assets. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2008 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible risks associated with data privacy and information security, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online and other initiatives such as Barnes & Noble.com, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for fiscal 2007, and in the Company’s other filings made from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of November 1, 2008, the Company’s cash and cash equivalents totaled approximately $16.8 million.

Additionally, the Company may from time to time borrow money under its Revolving Credit Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Revolving Credit Facility. The Company had $126.5 million in borrowings outstanding on November 1, 2008 compared with $24.6 million on November 3, 2007.

The Company does not have any material foreign currency exposure, as nearly all of its business is transacted in United States currency.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

PART II – OTHER INFORMATION

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

On December 5, 2006, the federal appeals court for the Second Circuit issued a decision reversing the District Court’s class certification decision in six focus cases. In light of that decision, the District Court has stayed all proceedings, including consideration of the settlement. Plaintiffs then filed, in January 2007, a Petition for Rehearing En Banc before the Second Circuit, which was denied in April 2007. On May 30, 2007, plaintiffs moved, before the District Court, to certify a new class. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On October 2, 2008, plaintiffs agreed to withdraw the class certification motion. On October 10, 2008, the District Court signed an order granting the request.

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

On May 29, 2008, the BOE approved a global settlement with Barnes & Noble.com resolving all disputes between Barnes & Noble.com and the State of California for sales and use taxes, including the pending litigation in the United States District Court for the Eastern District of California and the California Court of Appeal (First District). Under the settlement, the two tax determinations against Barnes & Noble.com in the total amount of approximately $17,700,000, plus all interest and penalties, were canceled by the BOE. In addition, the BOE waived all claims for sales and use taxes, interest, and penalties through November 1, 2005, the date on which Barnes & Noble.com voluntarily commenced collecting and remitting sales and use taxes to the State of California. A final settlement agreement was entered into by the parties on August 19, 2008. In connection with the settlement, Barnes & Noble.com paid the State of California $8,302,393 on August 28, 2008.

Item 1A.	Risk Factors

The Company’s business involves the receipt and storage of personal information about customers and employees. The Company’s use of personal information is regulated at the international, federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If the Company shall fail to comply with these laws and regulations it could be subjected to legal risk. In addition, even if the Company fully complies with all laws and regulations and even though it has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of our credit card products. On August 5, 2008, 11 individuals were charged with, among other things, identity theft. A number of these individuals subsequently pleaded guilty to various charges. Barnes & Noble was listed as one of several retailers that was targeted by these hackers. The Company is reviewing this matter and assisting the authorities in their investigation.

Other than as set forth above, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 3, 2008 – September 2, 2008	—	$—	—	$3,271,438
September 3, 2008 – October 2, 2008	—	$—	—	$3,271,438
October 3, 2008 – November 1, 2008	34,703	$20.60	34,703	$2,556,485

Total	34,703	$20.60	34,703

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the third quarter of fiscal 2007. On May 15, 2007, the Company announced its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current programs is approximately $2.6 million as of November 1, 2008.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of November 1, 2008, the Company has repurchased 33,060,219 shares at a cost of approximately $1,047.4 million under its stock repurchase programs. The repurchased shares are held in treasury.

Item 6. Exhibits

Exhibit Number	Description
10.1	Letter Agreement (including the General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (1)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi Chief Financial Officer (principal financial officer)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom Vice President, Corporate Controller (principal accounting officer)

December 11, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement (including the General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (1)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.