Form 10-K
period 2009-01-31
BARNES & NOBLE INC
filed 2009-04-01
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-12302

Barnes & Noble, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	06-1196501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 Fifth Avenue, New York, NY	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 633-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $859,628,546 based upon the closing market price of $23.30 per share of Common Stock on the New York Stock Exchange as of August 2, 2008.

Number of shares of $.001 par value Common Stock outstanding as of March 31, 2009: 55,385,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2009 are incorporated by reference into Parts II and IV.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, as of January 31, 2009 operated 778 bookstores and a website. Of the 778 bookstores, 726 operate primarily under the Barnes & Noble Booksellers trade name (35 of which were opened during the 52 weeks ended January 31, 2009 (fiscal 2008)) and 52 operate primarily under the B. Dalton Bookseller trade name. Barnes & Noble conducts the online part of its business through barnesandnoble.com llc (Barnes & Noble.com). Through Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), the Company is a leading general trade book publisher. Additionally, as of January 31, 2009, the Company owned an approximate 74% interest in Calendar Club, an operator of seasonal kiosks. The Company subsequently sold its interest in Calendar Club in February 2009. The Company employed approximately 37,000 full- and part-time employees as of January 31, 2009.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles, excluding educational textbooks and specialized religious titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, bargain books, magazines, gift, café products and services, music and movies direct to customers. These collectively account for substantially all of the Company’s sales. During fiscal 2008, the Company’s share of the consumer book market was approximately 16.2%. Bestsellers (the “top ten” highest selling hardcover fiction and hardcover non-fiction) typically represent between 3% and 5% of Barnes & Noble sales.

The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of January. Fiscal 2008 ended January 31, 2009 and was comprised of 52 weeks. The fiscal year ended February 2, 2008 (fiscal 2007) was comprised of 52 weeks.

The Company was incorporated in Delaware in 1986.

Barnes & Noble is the nation’s largest operator of bookstores1 with 726 Barnes & Noble stores located in all 50 states and the District of Columbia as of January 31, 2009. With over 40 years of bookselling experience, management has a strong sense of customers’ changing needs and the Company leads book retailing with a “community store” concept. Barnes & Noble’s typical store offers a comprehensive title base, a café, a children’s section, a music/DVD department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities, which make each Barnes & Noble store an active part of its community.

Barnes & Noble stores range in size from 10,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2008, the Company added 0.5 million square feet to the Barnes & Noble store base, bringing the total square footage to 18.7 million square feet, a 3% increase over fiscal 2007. The Company plans to open approximately 15 Barnes & Noble stores in the fiscal year ending January 30, 2010 (fiscal 2009), which are expected to average 34,000 square feet in size. The weighted-average age per square foot of the Company’s 726 Barnes & Noble stores was 9.03 years as of January 31, 2009 and is expected to increase to approximately 9.68 years by January 30, 2010.

[1]	Based upon sales reported in trade publications and public filings.

At the end of fiscal 2008, the Company operated 52 B. Dalton bookstores. Most of the B. Dalton stores range in size from 2,000 to 6,000 square feet. B. Dalton generally discounts between 15% and 30% off publishers’ suggested retail prices for hardcover bestsellers. B. Dalton also offers the Barnes & Noble Member Program which gives members additional discounts and other benefits.

The Company is continuing its controlled descent in the number of its B. Dalton stores in response to declining sales attributable primarily to superstore competition. Part of the Company’s strategy has been to close underperforming stores, which has resulted in the closing of 915 B. Dalton bookstores (33 in fiscal 2008) since 1989.

The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

Proximity to Customers. The Company’s strategy is to increase its share of the consumer book market, as well as to increase the size of the market. Since it began its bookstore roll-out, the Company has employed a market clustering strategy. As of January 31, 2009, Barnes & Noble had stores in 163 of the total 210 DMA (Designated Market Area) markets. In 66 of the 163 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

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

Store Design and Ambiance. Many of the Barnes & Noble stores create a comfortable atmosphere with ample public space, a café offering, among other things, sandwiches and bakery items, and public restrooms. The cafés, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the stores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as proprietary gifts, and Barnes & Noble @ School, providing education tools for teachers, librarians and parents. These offerings and services have helped to make many of the stores neighborhood institutions.

Music/DVD Departments. Many of the Barnes & Noble stores have music/DVD departments, which range in size from 1,300 to 6,000 square feet. The music/DVD departments typically stock over 30,000 titles. The Company’s DVD selection is focused on foreign films, documentaries and episodic TV shows. In 2008, the Company introduced an extensive selection of BluRay discs. The music selection is tailored to the tastes of the Company’s core customers, focused on classical music, opera, jazz, blues and pop rock. The music department features RedDotNet, an advanced listening station technology. RedDotNet enables customers to listen to any compact disc in the store, sampling up to 200,000 music titles using scanner technology. RedDotNet is connected to the Company’s online electronic music catalog.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Member Program offers members greater discounts. For an annual fee of $25, members receive discounts of 40% off publishers’ suggested retail prices on hardcover bestsellers, 20% off adult hardcovers, and 10% off on almost all other merchandise. These discounts are available to members for purchases made at Barnes & Noble stores, B. Dalton bookstores and on Barnes & Noble.com. In addition, members receive exclusive offers and promotions via direct mail and email.

Marketing and Community Relations. Barnes & Noble stores are generally launched with a major grand opening campaign involving extensive print and radio advertising, direct-mail marketing and community events. Each store plans its own community-based calendar of events, including author appearances, children’s storytelling hours, poetry readings and discussion groups. The Company believes its community focus encourages customer loyalty, word-of-mouth publicity and media coverage. The Company also supports communities through efforts on behalf of local non-profit organizations that focus on literacy, the arts or K-12 education.

Merchandising and Marketing

The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying a dominant selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 60,000 to 200,000 unique titles, of which approximately 50,000 titles are common to all stores. The balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than seven million titles. It includes over 2.4 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of Barnes & Noble.com’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble.com, which receives over 365 million visits annually, ranking it among the top 15 multi-channel retailer websites in terms of traffic, as measured by Comscore Media Metrix. As a result of this reach, the Company believes that the website provides significant advertising power which would be valued in the tens of millions of dollars if such advertising were placed with third-party websites with comparable reach. In this way, Barnes & Noble.com serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at Barnes & Noble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities.

The Company’s multi-channel marketing strategy enables it to have consistent cross-channel promotions which are primarily communicated via email. In addition, Barnes & Noble.com is an important component in the Barnes & Noble Member Program.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard, an affinity credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard receive an additional 5% rebate for all purchases made in Barnes & Noble stores, B. Dalton bookstores or at Barnes & Noble.com. In addition, points are accumulated for purchases made elsewhere, and may be redeemed for Barnes & Noble gift cards which can be used for purchases in either channel. The Company firmly believes that its website is a key factor behind its industry-leading comparable store sales.

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

The number of Barnes & Noble stores located in each state and the District of Columbia as of January 31, 2009 are listed below:

STATE	NUMBER OF STORES
Alabama	9
Alaska	2
Arizona	21
Arkansas	5
California	89
Colorado	17
Connecticut	13
Delaware	1
District of Columbia	2
Florida	47
Georgia	22
Hawaii	3
Idaho	3
Illinois	32
Indiana	14
Iowa	8
Kansas	4
Kentucky	7
Louisiana	7
Maine	1
Maryland	13
Massachusetts	18
Michigan	22
Minnesota	21
Mississippi	3
Missouri	14
Montana	4
Nebraska	4
Nevada	5
New Hampshire	4
New Jersey	26
New Mexico	3
New York	47
North Carolina	20
North Dakota	3
Ohio	20
Oklahoma	5
Oregon	8
Pennsylvania	28
Rhode Island	3
South Carolina	11
South Dakota	1
Tennessee	11
Texas	58
Utah	10
Vermont	1
Virginia	24
Washington	19
West Virginia	1
Wisconsin	11
Wyoming	1

The number of B. Dalton stores located in each state listed below and the District of Columbia as of January 31, 2009 are listed below:

STATE	NUMBER OF STORES
Arizona	1
Arkansas	1
California	7
District of Columbia	1
Florida	3
Idaho	1
Illinois	3
Iowa	4
Louisiana	1
Maine	2
Massachusetts	2
Michigan	4
Minnesota	2
Missouri	1
New Hampshire	1
New Jersey	3
New York	4
North Carolina	1
North Dakota	2
Ohio	2
Pennsylvania	1
South Dakota	1
Texas	1
Virginia	2
Wyoming	1

Sterling Publishing

The Company’s subsidiary Sterling Publishing is a leading publisher of non-fiction trade titles, with more than 5,000 books in print. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books, consisting primarily of subjects such as crafts, food and wine, mind/ body/spirit, photography, puzzles and games, current affairs and children’s books. Sterling also publishes books for a number of brands, including many of the Hearst magazines such as Good Housekeeping and Cosmopolitan, Hasbro, The American Museum of Natural History, and AARP.

Sterling’s mission is to publish high-quality books that educate, entertain, and enrich the lives of its readers. Among its best-selling titles are Paul McKenna’s I Can Make You Thin, the Windows on the World Complete Wine Course from renowned wine expert Kevin Zraly, Peter Yarrow and Lenny Lipton’s Puff, the Magic Dragon, Charles Darwin’s On the Origin of the Species: The Illustrated Edition (Edited by David Quammen), and Cosmopolitan’s The Cosmo Kama Sutra.

The latest addition to Sterling’s line is Ecosystem - a comprehensive assortment of hard- and flexi- cover journals. The products are 100% made in the USA from 100% recycled paper.

Store Operations

The Company has seasoned management teams for its stores, including those for real estate, merchandising and store operations. Field management includes regional directors and district managers supervising multiple store locations.

Each Barnes & Noble store generally employs a store manager, two assistant store managers, a café manager and approximately 50 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill positions in the Company’s new Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its new stores will continue to come from within its existing operations.

Field management for all of the Company’s bookstores, including regional directors, district managers and store managers, participate in an incentive program tied to store productivity. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

Barnes & Noble has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers participate in annual merchandising conferences, and district managers participate in semi-annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company utilizing a blended learning approach, including on-the job training, e-learning, facilitator-led training and training aids available at each bookstore.

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

The Company purchases books on a regular basis from over 1,700 publishers and approximately 64 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 49% of the Company’s book purchases during fiscal 2008, and no single supplier accounted for more than 14% of the Company’s purchases during this period. Consistent with industry practice, a substantial majority of the Company’s book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

Distribution

The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and building and maintaining efficient distribution centers. This investment has enabled the Company to source an increasingly larger percentage of its inventory through its own distribution centers, resulting in increased direct buying from publishers rather than wholesalers. Greater volume through the Company’s own distribution centers lowers distribution costs per unit, increases inventory turns, and improves product margins. This has also led to improved just-in-time deliveries to stores and the ability to offer “Fast&Free Delivery” through its website and for in-store orders placed by customers for home delivery.

As of January 31, 2009, the Company had approximately 2.0 million square feet of distribution center capacity. The Company has a 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has a 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has 230,198 square feet of distribution center capacity for facilitating Sterling Publishing third-party sales.

In fiscal 2007, the Company closed its facility located in Memphis, Tennessee, as well as a small facility in New Jersey.

Management Information and Control Systems

The Company has focused a majority of its information resources on strategically positioning and implementing systems to support store operations, online technology requirements, merchandising, distribution, marketing and finance.

BookMaster, the Company’s proprietary bookstore inventory management system, integrates point-of-sale features that utilize a proprietary data-warehouse based replenishment system. BookMaster enhances communications and real-time access to the Company’s network of bookstores, distribution centers and wholesalers. In addition, the implementation of just-in-time replenishment has provided for more rapid replenishment of books to all of the Company’s bookstores, resulting in higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing.

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

The Company uses Intel-based server technology in a fully redundant configuration to power its website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. The Company utilizes two hosting locations. One location is hosted internally by the Company and the other is maintained by a third-party hosting vendor. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to help assure uninterrupted systems support.

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company also faces competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from mass merchants, discounters and electronic distribution. The store experience is geared towards the Company’s customer’s base, including a strong BluRay presence as well as a tailored, returnable product assortment.

Trademarks and Servicemarks

B. Dalton Bookseller, Sterling Publishing, Lark Books, Quamut and SparkNotes are some Company-owned servicemarks registered with the United States Patent and Trademark Office. The Company licenses the “Barnes & Noble” name under a royalty-free license agreement dated February 11, 1987, as amended, from Barnes & Noble College Booksellers, Inc. (B&N College), a company owned by Leonard Riggio and his wife. Barnes & Noble.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between Barnes & Noble.com and B&N College (the License Agreement). Pursuant to the License Agreement, Barnes & Noble.com has been granted an exclusive license to use the “Barnes & Noble” name and trademark in perpetuity for the purpose of selling books over the Internet (excluding sales of college textbooks). Under a separate agreement dated as of January 31, 2001 (the Textbook License Agreement), between Barnes & Noble.com, B&N College and Textbooks.com, Inc. (Textbooks.com), a corporation owned by Leonard Riggio, Barnes & Noble.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to the Textbook License Agreement, Barnes & Noble.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by Barnes & Noble.com from the sale of books designated as textbooks. The current term of the Textbook License Agreement is through January 31, 2010 and it renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of January 31, 2009, the Company had approximately 37,000 full- and part-time booksellers. The Company’s employees are not represented by unions, with the exception of 45 Sterling Publishing employees, and the Company believes that its relationship with its employees is excellent.

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

The Company makes available on its corporate website at www.barnesandnobleinc.com under “For Investors”—“SEC Documents,” free of charge, all its SEC filings as soon as reasonably practicable after the Company electronically files such material with or furnishes such materials to the SEC.

The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, a Code of Ethics for Senior Financial Officers, and written charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance & Nominating Committee. Each of the foregoing is available on the Company’s website at www.barnesandnobleinc.com under “For Investors” – “Corporate Governance” and in print to any stockholder who requests it, in writing to the Company’s Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above codes, or any waiver of any provision thereof with respect to any of the executive officers, on the Company’s website within four business days following such amendment or waiver.

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

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many e-commerce businesses, notably Amazon.com. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco, some of which may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company also faces competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from mass merchants, discounters and electronic distribution. The store experience is geared towards the Company’s customer’s base, including a strong BluRay presence as well as a tailored, returnable product assortment.

If the Company is unable to continue to open new stores, its growth may decline.

The Company’s growth depends in part on its ability to open new stores and operate them profitably. The Company opened 35 stores in fiscal 2008 and expects to open approximately 15 stores in fiscal 2009. In general, the rate of expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of desired locations and qualified management personnel, the negotiation of acceptable lease terms, and the ability to manage the operational aspects of growth. It also depends upon the availability of adequate capital, which in turn depends in large part upon cash flow generated by the Company.

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

Furthermore, increases in the complexity of the Company’s business could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions, and there can be no assurance that the Company will be able to manage it effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as the Company employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit its growth. If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm the Company’s business.

The Company faces various risks as an Internet retailer.

The Company may require additional capital in the future to sustain or grow its online business. Business risks related to its online business include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, government regulation and legal uncertainties with respect to the Internet, risks related to data privacy, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on the Company’s business.

The Company faces the risk of a shift in consumer spending patterns to e-content.

As technology evolves and consumers shift spending patterns to e-content, the Company may enter new markets in which it has limited experience. The offering of e-content may present new and difficult challenges. The Company’s gross margin of e-content products may be lower than its traditional product lines and the Company may not recover its investments in this space. These challenges may negatively affect the Company’s operating results.

The Company faces data security risks with respect to personal information.

The Company’s business involves the receipt and storage of personal information about customers and employees. The Company’s use of personal information is regulated at the international, federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If the Company shall fail to comply with these laws and regulations, it could be subjected to legal risk. In addition, even if the Company fully complies with all laws and regulations and even though it has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of the Company’s credit card products. On August 5, 2008, eleven individuals were charged with, among other things, identity theft. A number of these individuals subsequently pleaded guilty to various charges. Barnes & Noble was listed as one of several retailers that were targeted by these hackers. The Company reviewed this matter and provided information to the authorities in connection with their investigation.

The Company’s costs of doing business could increase as a result of changes in federal, state or local laws or regulations.

Changes in federal, state or local laws or regulations, including but not limited to laws related to employment, wages, data privacy and information security, taxes, products and product safety could increase the Company’s costs of doing business.

Changes in state sales and other tax collection regulations could harm the Company’s business.

While Barnes & Noble.com is currently collecting sales tax in a majority of states and the Company collects sales tax on the vast majority of its products and services, the Company receives communications from time to time from various states regarding the applicability of state sales tax to sales made to customers in their respective states prior to the commencement of sales tax collection or otherwise. While management believes that the accompanying financial statements reflect the best current estimate of any potential liability in this area, there can be no assurance that the outcome of any discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In addition, changes in state sales and other tax collection regulations related to downloadable content could affect the Company’s business.

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

The Company’s business is dependent on the overall economic environment and consumer spending patterns.

Sales are primarily dependent upon discretionary consumer spending, which is affected by the overall economic environment, consumer confidence and other factors beyond the Company’s control. In addition, sales are dependent in part on the strength of new release products which are controlled by vendors. The recent economic downturn has led to declines in consumer traffic and spending patterns, adversely impacting the Company’s financial performance. A continuation or further decline of the current economic environment may further erode consumer spending, which could have a material adverse effect on the Company’s financial condition and results of operations, as well as its ability to fund its growth or its strategic business initiatives.

The Company faces the risk of disruption of vendor relationships and/or supply chain.

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2008, the Company’s five largest suppliers accounted for approximately 49 percent of its merchandise purchased. While the Company believes that its relationships with its vendors are strong, vendors may modify the terms of these relationships due to general economic conditions or otherwise. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its revenue and gross profit. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity.

The Company’s business is highly seasonal.

The Company’s business is highly seasonal, with sales generally highest in the fourth quarter and lowest in the first quarter. During fiscal 2008, 32% of sales and 98% of operating income were generated in the fourth quarter. The Company’s results of operations depend significantly upon the holiday selling season in the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses which may be incurred in the first three quarters of the year.

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

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Chief Executive Officer, Mitchell S. Klipper, Chief Operating Officer, Joseph J. Lombardi, Chief Financial Officer, and William J. Lynch, Jr., President of Barnes & Noble.com, as well as certain other key officers of the Company and its subsidiaries. The loss of the services of any of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

The Company may engage in acquisitions which, among other things, could negatively impact its business if it fails to successfully complete and integrate them.

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

In July 2006, the SEC commenced an informal inquiry into the Company’s stock option granting practices, and in August 2006, the Office of the U.S. Attorney for the Southern District of New York also requested information on this subject. A Special Committee appointed by the Company’s Board of Directors, consisting of Patricia Higgins, reviewed all of the stock option grants by the Company and the Company’s wholly-owned subsidiary, Barnes & Noble.com, during the period from 1996 through 2006 and engaged independent outside counsel and an independent forensic auditor to assist in this matter. On April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors, as reported in the Company’s Form 8-K filed April 4, 2007. The Company does not know what further actions the SEC or the Office of the U.S. Attorney may take and what, if any, actions may be required by the Company with regard to these two inquiries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 725 leased stores open as of January 31, 2009 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2010	44
2011	87
2012	124
2013	110
2014	79
2015 and later	281

All B. Dalton stores are leased. The leases generally are short term for one to two years with no renewal options. Currently 4 store leases are on a month-to-month basis and the remaining 48 B. Dalton leases as of January 31, 2009 expire as follows:

Lease Terms to Expire During (12 months ending on or about January 31)	Number of Stores
2010	45
2011	1
2012	0
2013	2
2014	0
2015 and later	0

In addition to the bookstores, the Company leases two distribution centers, one in Monroe Township, New Jersey, under a lease expiring in 2020, and the other in Reno, Nevada, under a lease expiring in 2010. The Company’s distribution centers total 1,745,000 square feet.

During fiscal 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. Under the terms of the lease expiring in June 2011, the Company purchased the distribution facility and equipment for approximately $21.0 million.

The Company’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 144,000 square feet of office space and expires in 2013.

The Company leases four additional locations in New York, New York for office space: 90,000 square feet under a lease expiring in 2015, 9,500 square feet under a lease expiring in 2016, 61,983 square feet under a lease expiring in 2036, and 55,000 square feet under leases expiring in 2014 and 2015.

The Company also has 79,463 square feet of office space in Westbury, New York under a lease expiring in 2012.

The Company also has 230,198 square feet of office/warehouse space in Edison, New Jersey for Sterling Publishing under two leases, one expiring in 2009 and the other expiring in 2015. Sterling Publishing also occupies 15,000 square feet of office space in Asheville, North Carolina under a lease expiring in 2009.

The Company also has 29,958 square feet of office space in Secaucus, New Jersey under a lease expiring in 2009. The Company leases 29,861 square feet of office space in Lyndhurst, New Jersey under a lease expiring in 2021.

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

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over 1,000 individuals and 300 corporations, including Fatbrain.com, LLC, a former subsidiary of Barnes & Noble.com (Fatbrain), and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (Securities Act), by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), by the same parties; and (iii) the control person provisions of the Securities Act and Exchange Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

On December 5, 2006, the federal appeals court for the Second Circuit issued a decision reversing the District Court’s class certification decision in six focus cases. In light of that decision, the District Court stayed all proceedings, including consideration of the settlement. Plaintiffs then filed, in January 2007, a Petition for Rehearing En Banc before the Second Circuit, which was denied in April 2007. On May 30, 2007, plaintiffs moved, before the District Court, to certify a new class. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On October 2, 2008, plaintiffs agreed to withdraw the class certification motion. On October 10, 2008, the District Court signed an order granting the request.

An agreement in principle has now been negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, which remains subject to court approval. If the proposed settlement is approved, no settlement payment will be made by the Company. If the proposed settlement is not approved, the Company intends to vigorously defend this lawsuit.

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

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes and Noble filed an answer denying all claims. On March 5, 2009, Barnes and Noble removed this matter to federal court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$34.02	$25.01	$43.27	$35.31
Second Quarter	33.60	20.69	43.80	32.39
Third Quarter	33.64	16.16	39.74	30.01
Fourth Quarter	20.00	10.77	39.52	26.24

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of March 31, 2009
Common stock, $0.001 par value	2,400

Dividends

During fiscal 2008, the Company paid a quarterly cash dividend of $0.15 per share on March 31, 2008 to stockholders of record at the close of business on March 10, 2008. On March 20, 2008, the Company announced that its Board of Directors has authorized an increase to its quarterly cash dividend from $0.15 to $0.25 per share, commencing with the dividend to be paid in June 2008. The Company paid quarterly cash dividends of $0.25 per share on June 30, 2008 to stockholders of record at the close of business on June 9, 2008, on September 30, 2008 to stockholders of record at the close of business on September 9, 2008, and on December 31, 2008 to stockholders of record at the close of business on December 10, 2008. The Company also paid a dividend of $0.25 per share on March 31, 2009 to stockholders of record at the close of business on March 10, 2009.

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

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 2, 2008 – December 1, 2008	1,268	$17.75	1,268	$2,556,486
December 2, 2008 – December 31, 2008	4,225	$15.01	4,225	$2,533,979
January 1, 2009 – January 31, 2009	—	—	—	$2,470,561

Total	5,493	$15.64	5,493

On September 15, 2005, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of the Company’s common stock. The Company completed this $200.0 million repurchase program during the 13 weeks ended November 3, 2007. On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2.5 million as of January 31, 2009.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 31, 2009, the Company has repurchased 33,065,712 shares at a cost of approximately $1.0 billion under its stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2009 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 31, 2009, the Company’s cash and cash equivalents totaled approximately $281,608,000.

Additionally, the Company may from time to time borrow money under its revolving credit facility at various interest rate options based on the prime rate or the Eurodollar rate depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under its revolving credit facility. The Company did not have any amounts outstanding under its revolving credit facility at January 31, 2009 and February 2, 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of January 31, 2009 as stated in their report incorporated herein as part of the Company’s Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended January 31, 2009 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended January 31, 2009 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of January 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,967,000	$20.11	1,832,000
Equity compensation plans not approved by security holders	—	—	—

Total	5,967,000	$20.11	1,832,000

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

Valuation and Qualifying Accounts.

For the 52-week period ended January 31, 2009, the 52-week period ended February 2, 2008, and the 53-week period ended February 3, 2007 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
January 31, 2009	$2,475	$(138)	$(598)	$1,739
February 2, 2008	$2,314	$245	$(84)	$2,475
February 3, 2007	$2,882	$(51)	$(517)	$2,314

3.	Exhibits:

The following are filed as Exhibits to this form:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Amended and Restated By-laws of the Company. (14)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series H of the Company. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (2)

4.1	Specimen Common Stock certificate. (1)

10.1	License Agreement for “Barnes & Noble” service mark, dated as of February 11, 1987. (1)

10.2	Consents to “Barnes & Noble” License Agreement Assignments, dated as of November 18, 1988 and November 16, 1992, respectively. (3)

10.3	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (4)

10.4	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (16)

10.5	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (6)

10.6	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (16)

10.7	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (15)

10.8	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (17)

10.9	Credit Agreement, dated as of June 17, 2005 (the Credit Agreement), among the Company and certain of its Subsidiaries, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA, Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Documentation Agents, and the other Lenders named therein (the Lenders). (10)

Exhibit No.	Description

10.10	Subsidiary Guaranty Agreement, dated as of June 17, 2005, made by Doubleday Book Shops, Inc., B&N.Com Holding Corp., CCI Holdings, Inc., B&N General Partner (Texas) Corp., B&N Limited Partner (Texas) Corp., barnesandnoble.com inc., Barnes & Noble Bookquest LLC, Barnes & Noble Marketing Services Corp., f/k/a Marketing Services (Minnesota) Corp., and Barnes & Noble Services, Inc., as Guarantors, to Bank of America, N.A., as Administrative Agent for each of the Lenders. (10)

10.11	Amendment No. 1 to the Credit Agreement, dated as of August 2, 2006, among the Company and certain of its Subsidiaries, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Syndication Agent, and Citicorp USA Inc., ING Capital LLC, Suntrust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, and the other Lenders named therein. (11)

10.12	Waiver Agreement, dated as of December 5, 2006, among the Company, certain of its Subsidiaries, the Lenders named in the Credit Agreement, as amended, Bank of America, N.A., as Administrative Agent for the Lenders, and each of the Guarantors named therein. (12)

10.13	The Company’s Amended and Restated 1996 Incentive Plan. (5)

10.14	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (13)

10.15	The Company’s 2004 Executive Performance Plan. (8)

10.16	First Amendment to the Company’s 2004 Executive Performance Plan. (16)

10.17	The Company’s 2004 Incentive Plan. (8)

10.18	Amendment to the Company’s 2004 Incentive Plan. (13)

10.19	Second Amendment to the Company’s 2004 Incentive Plan. (16)

10.20	The Company’s Amended and Restated Deferred Compensation Plan. (16)

10.21	Form of Option Award Agreement of the Company. (9)

10.22	Form of Restricted Stock Award Agreement of the Company. (9)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (18)

14.1	Code of Ethics for Senior Financial Officers. (7)

14.2	Code of Business Conduct and Ethics. (18)

Exhibit No.	Description

21.1	List of Subsidiaries. (18)

23.1	Consent of BDO Seidman, LLP. (18)

23.2	Report of BDO Seidman, LLP. (18)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the Securities and Exchange Commission on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 27, 1996.

(4)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the Securities and Exchange Commission on June 14, 2002.

(6)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

(8)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(9)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2005.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2006.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006.

(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2008.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2009.

(18)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Stephen Riggio
Stephen Riggio
Chief Executive Officer
April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	April 1, 2009

/s/ Stephen Riggio Stephen Riggio	Vice Chairman and Chief Executive Officer (principal executive officer)	April 1, 2009

/s/ Joseph J. Lombardi Joseph J. Lombardi	Chief Financial Officer (principal financial officer)	April 1, 2009

/s/ Allen W. Lindstrom Allen W. Lindstrom	Vice President, Corporate Controller (principal accounting officer)	April 1, 2009

/s/ George Campbell Jr. George Campbell Jr.	Director	April 1, 2009

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	April 1, 2009

/s/ William Dillard II William Dillard II	Director	April 1, 2009

/s/ Patricia L. Higgins Patricia L. Higgins	Director	April 1, 2009

/s/ Irene R. Miller Irene R. Miller	Director	April 1, 2009

/s/ Margaret T. Monaco Margaret T. Monaco	Director	April 1, 2009

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	April 1, 2009