Form 10-Q
period 2009-05-02
BARNES & NOBLE INC
filed 2009-06-11
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2009, 57,040,909 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 1,150,856 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

May 2, 2009

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	May 2, 2009	May 3, 2008
Sales	$1,105,152	1,155,882
Cost of sales and occupancy	773,491	807,915

Gross profit	331,661	347,967

Selling and administrative expenses	286,554	303,863
Depreciation and amortization	45,879	41,314
Pre-opening expenses	2,472	4,537

Operating loss	(3,244)	(1,747)
Interest (expense) income, net and amortization of deferred financing fees	(199)	807

Loss from continuing operations before taxes	(3,443)	(940)
Income taxes	(1,374)	(374)

Loss from continuing operations (net of income tax)	(2,069)	(566)
Loss from discontinued operations (net of income tax)	(654)	(1,658)

Net loss	(2,723)	(2,224)

Net loss attributable to noncontrolling interests	30	—

Net loss attributable to Barnes & Noble, Inc.	$(2,693)	(2,224)

Loss attributable to Barnes & Noble, Inc.
Loss from continuing operations	$(2,069)	(566)
Less loss attributable to noncontrolling interests	30	—

Net loss from continuing operations attributable to Barnes & Noble, Inc.	$(2,039)	(566)

Basic earnings per common share
Loss from continuing operations attributable to Barnes & Noble, Inc.	$(0.04)	(0.01)
Loss from discontinued operations attributable to Barnes & Noble, Inc.	(0.01)	(0.03)

Net loss attributable to Barnes & Noble, Inc.	$(0.05)	(0.04)

Diluted earnings per common share
Loss from continuing operations attributable to Barnes & Noble, Inc.	$(0.04)	(0.01)
Loss from discontinued operations attributable to Barnes & Noble, Inc.	(0.01)	(0.03)

Net loss attributable to Barnes & Noble, Inc.	$(0.05)	(0.04)

Weighted average common shares outstanding
Basic	54,759	57,614
Diluted	54,759	57,614
Dividends declared per common share	$0.25	0.15

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	May 2, 2009	May 3, 2008	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,594	19,348	281,608
Receivables, net	70,721	92,203	80,998
Merchandise inventories	1,233,756	1,356,342	1,203,471
Prepaid expenses and other current assets	127,490	124,545	127,028
Current assets of discontinued operations	—	17,898	30,199

Total current assets	1,518,561	1,610,336	1,723,304

Property and equipment:
Land and land improvements	9,298	3,247	9,298
Buildings and leasehold improvements	1,102,439	1,059,873	1,096,801
Fixtures and equipment	1,331,524	1,313,240	1,385,454

	2,443,261	2,376,360	2,491,553
Less accumulated depreciation and amortization	1,642,517	1,566,532	1,670,839

Net property and equipment	800,744	809,828	820,714

Goodwill	254,842	241,525	240,008
Intangible assets, net	82,691	86,842	83,443
Deferred taxes	109,899	103,084	110,098
Other noncurrent assets	13,368	8,117	8,000
Noncurrent assets of discontinued operations	—	28,304	8,321

Total assets	$2,780,105	2,888,036	2,993,888

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	May 2, 2009	May 3, 2008	January 31, 2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$698,315	737,699	746,599
Accrued liabilities	593,381	593,243	710,269
Current liabilities of discontinued operations	—	14,692	18,807

Total current liabilities	1,291,696	1,345,634	1,475,675

Long-term debt	—	86,700	—
Deferred taxes	189,268	173,496	189,268
Other long-term liabilities	387,318	399,753	393,006
Noncurrent assets of discontinued operations	—	11,817	12,713

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 88,225, 87,066 and 87,681 shares issued, respectively	88	87	88
Additional paid-in capital	1,274,454	1,240,580	1,262,358
Accumulated other comprehensive loss	(12,015)	(9,569)	(14,503)
Retained earnings	697,042	685,336	721,200
Treasury stock, at cost, 33,148, 32,995 and 33,066 shares, respectively	(1,049,328)	(1,045,798)	(1,047,529)

Total Barnes & Noble, Inc. shareholders’ equity	910,241	870,636	921,614

Noncontrolling interest	1,582	—	1,612

Total shareholders’ equity	911,823	870,636	923,226

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,780,105	2,888,036	2,993,888

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

		Barnes & Noble, Inc. Shareholders’ Equity
	Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at January 31, 2009	$1,612	88	1,262,358	(14,503)	721,200	(1,047,529)	$923,226

Comprehensive loss:
Net loss	(30)	—	—	—	(2,693)	—

Total comprehensive loss							(2,723)

Exercise of 280 common stock options	—	—	5,519	—	—	—	5,519
Stock options and restricted stock tax benefits	—	—	(2,090)	—	—	—	(2,090)
Stock-based compensation expense	—	—	3,900	—	—	—	3,900
Sale of Calendar Club (See Note 5)	—	—	4,767	2,488	(7,255)	—	—
Cash dividend paid to stockholders	—	—	—	—	(14,210)	—	(14,210)
Treasury stock acquired, 83 shares	—	—	—	—	—	(1,799)	(1,799)

Balance at May 2, 2009	$1,582	88	1,274,454	(12,015)	697,042	(1,049,328)	$911,823

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

	13 weeks ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net loss	$(2,723)	(2,224)
Net loss from discontinued operations	(654)	(1,658)

Net loss from continuing operations	(2,069)	(566)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	46,426	41,451
Stock-based compensation expense	3,900	4,872
Deferred taxes	1,306	656
(Gain) loss on disposal of property and equipment	(29)	2,182
(Decrease) increase in other long-term liabilities	(6,441)	7,863
Changes in operating assets and liabilities, net	(189,811)	(215,263)

Net cash flows from operating activities	(146,718)	(158,805)

Cash flows from investing activities:
Purchases of property and equipment	(22,822)	(38,279)
Acquisition of Fictionwise	(15,729)	—
Net decrease in other noncurrent assets	87	113

Net cash flows from investing activities	(38,464)	(38,166)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,519	2,836
Excess tax benefit from stock-based compensation	312	442
Purchase of treasury stock	(1,799)	(199,750)
Cash dividend paid to shareholders	(14,210)	(9,301)
Net increase in revolving credit facility	—	86,700

Net cash flows from financing activities	(10,178)	(119,073)

Cash flows from discontinued operations:
Operating cash flows	(654)	1,709
Investing cash flows	1,000	(579)
Financing cash flows	—	(818)

Net cash flows from discontinued operations	346	312

Net decrease in cash and cash equivalents	(195,014)	(315,732)

Cash and cash equivalents at beginning of period	281,608	335,080

Cash and cash equivalents at end of period	$86,594	19,348

Changes in operating assets and liabilities, net:
Receivables, net	$10,150	9,150
Merchandise inventories	(30,285)	1,828
Prepaid expenses and other current assets	(462)	498
Accounts payable and accrued liabilities	(169,214)	(226,739)

Changes in operating assets and liabilities, net	$(189,811)	(215,263)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest paid (received)	$73	(1,110)
Income taxes (net of refunds)	$37,735	49,913
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$18,501	—
Liabilities assumed	2,772	—

Cash paid	$15,729	—

Noncash activities:
Note receivable on sale of Calendar Club	$6,000	—

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 2, 2009 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2009 (fiscal 2008). The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 7, Earnings per Share and Note 8, Noncontrolling Interest.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 2, 2009 are not indicative of the results to be expected for the 52 weeks ending January 30, 2010 (fiscal 2009).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company uses the retail inventory method on the FIFO basis for 97%, 98% and 97% of the Company’s merchandise inventories as of May 2, 2009, May 3, 2008 and January 31, 2009, respectively.

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

As of May 2, 2009, the Company had $24,541 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $6,796 accrued for interest and penalties, which is included in the $24,541 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2004 through 2008. Some

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

earlier years remain open for a small minority of states. Prior to 2006, the Company had a tax year ending in October.

(4)	Acquisition of Fictionwise

On March 4, 2009, the Company acquired Fictionwise Inc. (Fictionwise), a leader in the e-book marketplace, for $15,729 in cash. The Company plans to use Fictionwise as part of its overall digital strategy, which includes the expected launch of an e-Bookstore later this year. In addition to the closing purchase price, the Company may make earn out payments if certain performance targets are met over the next two years. The acquisition was accounted for as a business purchase pursuant to SFAS 141(R) (as amended) Business Combinations and due to the purchase price allocation not being finalized the excess purchase price over net assets acquired of $15,941 has been allocated to goodwill. The results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The Company has engaged a firm to perform an independent valuation of Fictionwise which is expected to be completed in the second quarter of fiscal 2009. The pro forma effect assuming the acquisition of Fictionwise at the beginning of fiscal 2008 is not material.

(5)	Discontinued Operations

During the 13 weeks ended January 31, 2009, the Company committed to a plan to dispose of its approximate 74% interest in Calendar Club. The Company subsequently sold its interest in Calendar Club on February 25, 2009 to Calendar Club and its chief executive officer for $7,000, which was comprised of $1,000 in cash and $6,000 in notes. Calendar Club qualified for held for sale accounting treatment in fiscal 2008 and was written down to its fair value. The Company recorded a charge of $18,655 ($9,675 after tax) related to the write down in fiscal 2008. As a result of the sale and the operating loss to the date of the sale, the Company incurred a non-cash after-tax charge of $654 during the 13 weeks ended May 2, 2009. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented.

(6)	Stock-Based Compensation

The Company maintains two share-based incentive plans. Under the 1996 Incentive Plan and the 2004 Incentive Plan, the Company issues restricted stock and stock options. On June 2, 2009, the Company’s shareholders’ approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remain available under the Company’s shareholder-approved 2004 Incentive Plan. At May 2, 2009 there were approximately 1,973,342 shares of common stock available for future grants under the 2004 Incentive Plan.

A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

outstanding. The Company’s restricted stock awards vest over a period of one to five years. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are generally subject to pro-rata vesting annually over four years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on traded options volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting annually over four years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 weeks ended May 3, 2008 are shown below. No options were granted for the 13 weeks ended May 2, 2009.

13 weeks ended May 3, 2008
Weighted average fair value of grants	$14.73
Expected volatility	57.00%
Expected risk-free interest rate	1.94%
Expected life	2 years
Expected dividend yield	1.97%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the 13 weeks ended May 2, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, January 31, 2009	5,967	$20.11
Granted	—	—
Exercised	(280)	19.73
Forfeited	(126)	19.27

Balance, May 2, 2009	5,561	20.14

Exercisable at May 2, 2009	5,558	20.14

The following table presents a summary of the Company’s restricted stock activity for the 13 weeks ended May 2, 2009:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, January 31, 2009	1,451	$33.55
Granted	133	17.56
Vested	(299)	37.21
Forfeited	(50)	35.28

Balance, May 2, 2009	1,235	30.86

For the 13 weeks ended May 2, 2009 and May 3, 2008, the Company recognized stock-based compensation expense as follows:

	13 weeks ended
	May 2, 2009	May 3, 2008
Selling and administrative expenses	$3,900	4,872

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

(7)	Earnings per Share

On February 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1 (FSP EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires nonvested shares that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, and therefore is included in computing earnings per share using the two-class method. The Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. The calculation of earnings per share for common stock presented here has been reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. The Company has retroactively applied the provisions of FSP EITF 03-6-1 to the financial information included herein.

Participating securities in the amounts of 2,118,604 and 1,817,217 were excluded in the calculation of earnings per share using the two-class method for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, because the effect would be antidilutive due to the net loss for the period. For the 13 weeks ended May 2, 2009 and May 3, 2008, basic and diluted earnings per share were the same under application of the two-class method as they would have been had the Company not adopted FSP EITF 03-6-1.

(8)	Noncontrolling Interest

On February 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which changed the accounting and reporting for minority interests, to be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in SFAS 160 to the financial information included herein. As of May 2, 2009 and May 3, 2008, noncontrolling interests of $1,582 and $0, respectively, have been classified as a component of equity in the consolidated balance sheet. For the 13 weeks ended May 2, 2009 and May 3, 2008, net loss attributable to noncontrolling interest of $30 and $0, respectively, is included in the Company’s net loss.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

(9)	Changes in Intangible Assets and Goodwill

	As of May 2, 2009
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	$18,461	(11,508)	$6,953
Distribution contracts	8,325	(3,050)	5,275
D&O insurance	3,202	(2,619)	583

	$29,988	(17,177)	$12,811

Unamortizable intangible assets
Trade name			$48,400
Copyrights			144
Publishing contracts			21,336

			$69,880

Author contracts, distribution contracts and D&O insurance are generally being amortized over 10 years, 10 years and 6 years, respectively.

Aggregate Amortization Expense:
For the 13 weeks ended May 2, 2009	$752

Estimated Amortization Expense:
(12 months ending on or about January 31)
2010	$3,009
2011	$2,650
2012	$2,473
2013	$2,473
2014	$2,456

The changes in the carrying amount of goodwill for the 13 weeks ended May 2, 2009 are as follows:

Balance as of January 31, 2009	$240,008
Goodwill acquired (See Note 4)	15,941
Benefit of excess tax amortization (a)	(1,107)

Balance as of May 2, 2009	$254,842

(a)	The tax basis of goodwill arising from an acquisition in the 52 weeks ended January 29, 2005 (fiscal 2004) exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

(10)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended May 2, 2009 and May 3, 2008 was $752 and $430, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $61 for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively.

(11)	Gift Cards

The Company sells gift cards which can be used in stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards, and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company also sells online gift certificates for use solely on Barnes & Noble.com, which are treated the same way as gift cards.

(12)	Subsequent Events

On May 21, 2009, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on June 9, 2009, payable on June 30, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, NY

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of May 2, 2009 and May 3, 2008, and the related consolidated statements of operations for the 13 week periods ended May 2, 2009 and May 3, 2008, changes in shareholders’ equity for the 13 week period ended May 2, 2009, and cash flows for the 13 week periods ended May 2, 2009 and May 3, 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended May 2, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of January 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended included in the Company’s Form 10-K for the fiscal year ended January 31, 2009; and in our report dated March 31, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of January 31, 2009 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP New York, New York

June 9, 2009

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $86.6 million as of May 2, 2009, compared with $19.3 million as of May 3, 2008.

Merchandise inventories decreased $122.6 million, or 9.0%, to $1,233.8 million as of May 2, 2009, compared with $1,356.3 million as of May 3, 2008.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $22.8 million and $38.3 million during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively. This decrease was primarily the result of 6 new store openings during the 13 weeks ended May 2, 2009 compared to 11 new store openings during the 13 weeks ended May 3, 2008.

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

The Company had no debt outstanding as of May 2, 2009 compared to $86.7 million in borrowings as of May 3, 2008.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Revolving Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company paid quarterly cash dividends of $0.25 per share on March 31, 2009 to stockholders of record at the close of business on March 10, 2009. On May 21, 2009, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.25 per share payable on June 30, 2009 to stockholders of record at the close of business on June 9, 2009.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended May 2, 2009 compared with the 13 weeks ended May 3, 2008

Sales

During the 13 weeks ended May 2, 2009, the Company’s sales decreased $50.7 million, or 4.4%, to $1.105 billion from $1.156 billion during the 13 weeks ended May 3, 2008. This decrease was primarily attributable to a $35.5 million decrease in sales at Barnes & Noble stores, a $7.2 million decrease in sales at Barnes & Noble.com and a $5.3 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales decreased $35.5 million, or 3.5%, to $989.1 million from $1.025 billion during the same period a year ago, and accounted for 89.5% of total Company sales. The 3.5% decrease in Barnes & Noble store sales was primarily attributable to a 5.7% decrease in comparable store sales or $54.6 million, closed stores that decreased sales by $23.4 million, offset by new Barnes & Noble store sales of $42.2 million.

Barnes & Noble.com sales decreased $7.2 million, or 7.2%, to $93.1 million during the 13 weeks ended May 2, 2009 from $100.3 million during the 13 weeks ended May 3, 2008.

B. Dalton sales decreased $5.3 million, or 32.7%, to $10.8 million during the 13 weeks ended May 2, 2009 from $16.1 million during the 13 weeks ended May 3, 2008. This decrease was primarily attributable to the closing of 33 B. Dalton stores.

During the 13 weeks ended May 2, 2009, the Company opened six Barnes & Noble stores and closed six, bringing its total number of Barnes & Noble stores to 726 with 18.8 million square feet. The Company closed one B. Dalton store, ending the period with 51 B. Dalton stores and 0.2 million square feet. As of May 2, 2009, the Company operated 777 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended May 2, 2009, cost of sales and occupancy decreased $34.4 million, or 4.3%, to $773.5 million from $807.9 million during the 13 weeks ended May 3, 2008. As a percentage of sales, cost of sales and occupancy increased slightly to 70.0% from 69.9% the same period one year ago. This increase was primarily attributable to the deleveraging of fixed occupancy costs on the negative comparable store sales, partially offset by lower distribution expenses as well as merchandising and supply chain initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased $17.3 million, or 5.7%, to $286.6 million during the 13 weeks ended May 2, 2009 from $303.9 million during the 13 weeks ended May 3, 2008. During the first quarter, selling and administrative expenses decreased as a percentage of sales to 25.9% from 26.3% during the prior year period. During the first quarter of fiscal 2008, the Company incurred an $8.3 million charge for a settlement with the State of California regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005. Excluding this charge, selling and administrative expenses increased as a percentage of sales to 25.9% from 25.6% the same period one year ago. This increase was primarily due to the deleveraging of fixed expenses with the negative comparable store sales, offset in part by planned cost reductions.

Depreciation and Amortization

During the 13 weeks ended May 2, 2009, depreciation and amortization increased $4.6 million, or 11.0%, to $45.9 million from $41.3 million during the same period last year. This increase was primarily due to depreciation on additional capital expenditures for existing store maintenance, technology investments and new store openings.

Pre-opening Expenses

Pre-opening expenses decreased $2.1 million, or 45.5%, to $2.5 million during the 13 weeks ended May 2, 2009 from $4.5 million for the 13 weeks ended May 3, 2008. This decrease was primarily the result of the timing and volume of new store openings.

Operating Loss

The Company’s consolidated operating loss increased $1.5 million, or 85.7%, to $3.2 million during the 13 weeks ended May 2, 2009 from $1.7 million during the 13 weeks ended May 3, 2008. This increase was primarily due to the negative comparable store sales, as well as the matters discussed above.

Interest (Expense) Income, Net and Amortization of Deferred Financing Fees

Interest (expense) income, net and amortization of deferred financing fees, decreased $1.0 million, or 124.7%, to ($0.2) million during the 13 weeks ended May 2, 2009 from $0.8 million during the 13 weeks ended May 3, 2008. The decrease in interest income was primarily due to lower investment rates.

Income Taxes

Income tax benefit during the 13 weeks ended May 2, 2009 was $1.4 million compared with $0.4 million during the 13 weeks ended May 3, 2008. The Company’s effective tax rate was 39.92% and 39.79% for the first quarter of fiscal 2009 and fiscal 2008, respectively.

Loss from Discontinued Operations

On February 25, 2009, the Company sold its interest in Calendar Club to Calendar Club and its chief executive officer for $7.0 million, which was comprised of $1.0 million in cash and $6.0 million in notes. As a result of this transaction and the operating loss to the date of the sale, the Company incurred a non-cash after-tax charge of approximately $0.7 million during the 13 weeks ended May 2, 2009. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented.

Net Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of $2.7 million (or $0.05 per diluted share) during the 13 weeks ended May 2, 2009, compared with a consolidated net loss of $2.2 million (or $0.04 per diluted share) during the 13 weeks ended May 3, 2008.

Net Loss attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.03 million during the 13 weeks ended May 2, 2009 and relates to the Company’s 50% outside interest in Begin Smart LLC.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company uses the retail inventory method on the FIFO basis for 97%, 98% and 97% of the Company’s merchandise inventories as of May 2, 2009, May 3, 2008 and January 31, 2009, respectively.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At May 2, 2009, the Company had $800.7 million of property and equipment, net of accumulated depreciation, and $12.8 million of amortizable intangible assets, net of amortization, accounting for approximately 29.3% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At May 2, 2009, the Company had $254.8 million of goodwill and $69.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 11.7% of the Company’s total assets. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2008 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Gift Cards. The Company sells gift cards which can be used in stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards, and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company also sells online gift certificates for use solely on Barnes & Noble.com, which are treated the same way as gift cards.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible risks associated with data privacy and information security, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended January 31, 2009, and in the Company’s other filings made from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 2, 2009, the Company’s cash and cash equivalents totaled approximately $86.6 million.

Additionally, the Company may from time to time borrow money under its Revolving Credit Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Revolving Credit Facility. The Company had no debt outstanding as of May 2, 2009 compared to $86.7 million in borrowings outstanding as of May 3, 2008.

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

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over 1,000 individuals and 300 corporations, including Fatbrain.com, LLC, a former subsidiary of Barnes & Noble.com (Fatbrain), and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act, by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Exchange Act, by the same parties; and (iii) the control person provisions of the Securities Act and Exchange Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

An agreement in principle has now been negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, which has been executed by the Company and remains subject to court approval. If the proposed settlement is approved, no settlement payment will be made by the Company. If the proposed settlement is not approved, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Written discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion is due August 17, 2009. The Court has set a trial date of August 10, 2010.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, Barnes & Noble Booksellers filed an answer denying all claims.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – March 2, 2009	2,402	$17.76	—	$2,470,561
March 3, 2009 – April 1, 2009	80,100	$21.90	—	$2,470,561
April 2, 2009 – May 2, 2009	85	$26.12	—	$2,470,561

Total	82,587	$21.47	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan. The 2004 Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of May 2, 2009.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 2, 2009, the Company has repurchased 33,148,299 shares at a cost of approximately $1,049.3 million. The repurchased shares are held in treasury.

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

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi Chief Financial Officer (principal financial officer)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom Vice President, Corporate Controller (principal accounting officer)

June 11, 2009

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.