Form 10-Q
period 2009-08-01
BARNES & NOBLE INC
filed 2009-09-10
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

As of August 31, 2009, 57,175,834 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 1,253,908 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

August 1, 2009

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Sales	$1,155,681	1,220,989	2,260,833	2,376,871
Cost of sales and occupancy	799,826	846,590	1,573,317	1,654,505

Gross profit	355,855	374,399	687,516	722,366

Selling and administrative expenses	288,651	299,792	575,205	603,655
Depreciation and amortization	44,854	42,485	90,733	83,799
Pre-opening expenses	1,698	3,166	4,170	7,703

Operating profit	20,652	28,956	17,408	27,209
Interest expense, net and amortization of deferred financing fees	304	1,087	503	280

Income from continuing operations before taxes	20,348	27,869	16,905	26,929
Income taxes	8,110	11,168	6,736	10,794

Income from continuing operations (net of income tax)	12,238	16,701	10,169	16,135
Loss from discontinued operations (net of income tax)	—	(1,360)	(654)	(3,018)

Net income	12,238	15,341	9,515	13,117
Net loss attributable to noncontrolling interests	29	70	59	70

Net income attributable to Barnes & Noble, Inc.	$12,267	15,411	9,574	13,187

Income attributable to Barnes & Noble, Inc.
Income from continuing operations	$12,238	16,701	10,169	16,135
Less loss attributable to noncontrolling interests	29	70	59	70

Income from continuing operations attributable to Barnes & Noble, Inc.	$12,267	16,771	10,228	16,205
Basic earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$0.22	0.30	0.18	0.28
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.02)	(0.01)	(0.05)

Net income attributable to Barnes & Noble, Inc.	$0.22	0.28	0.17	0.23
Diluted earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$0.21	0.29	0.18	0.27
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.02)	(0.01)	(0.05)

Net income attributable to Barnes & Noble, Inc.	$0.21	0.27	0.17	0.22

Weighted average common shares outstanding
Basic	55,186	54,201	54,973	55,907
Diluted	56,221	55,819	55,894	57,678
Dividends declared per common share	$0.25	0.25	0.50	0.40

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 1, 2009	August 2, 2008	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,743	21,626	281,608
Receivables, net	93,693	106,093	80,998
Merchandise inventories	1,229,761	1,337,918	1,203,471
Prepaid expenses and other current assets	130,143	135,280	127,028
Current assets of discontinued operations	—	41,862	30,199

Total current assets	1,611,340	1,642,779	1,723,304

Property and equipment:
Land and land improvements	9,298	9,324	9,298
Buildings and leasehold improvements	1,105,660	1,083,461	1,096,801
Fixtures and equipment	1,338,289	1,341,883	1,385,454

	2,453,247	2,434,668	2,491,553
Less accumulated depreciation and amortization	1,675,461	1,595,563	1,670,839

Net property and equipment	777,786	839,105	820,714

Goodwill	255,845	240,418	240,008
Intangible assets, net	89,798	85,707	83,443
Deferred taxes	110,309	103,395	110,098
Other noncurrent assets	13,287	7,100	8,000
Noncurrent assets of discontinued operations	—	26,753	8,321

Total assets	$2,858,365	2,945,257	2,993,888

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 1, 2009	August 2, 2008	January 31, 2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$760,467	736,478	746,599
Accrued liabilities	616,400	597,688	710,269
Current liabilities of discontinued operations	—	39,584	18,807

Total current liabilities	1,376,867	1,373,750	1,475,675

Long-term debt	—	119,000	—
Deferred taxes	189,268	173,496	189,268
Other long-term liabilities	379,319	392,141	393,006
Noncurrent liabilities of discontinued operations	—	10,680	12,713

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 88,380, 87,148 and 87,681 shares issued, respectively	88	87	88
Additional paid-in capital	1,273,598	1,245,742	1,262,358
Accumulated other comprehensive loss	(12,015)	(9,550)	(14,503)
Retained earnings	699,802	686,709	721,200
Treasury stock, at cost, 33,181, 33,026 and 33,066 shares, respectively	(1,050,115)	(1,046,728)	(1,047,529)

Total Barnes & Noble, Inc. shareholders’ equity	911,358	876,260	921,614

Noncontrolling interest	1,553	(70)	1,612

Total shareholders’ equity	912,911	876,190	923,226

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,858,365	2,945,257	2,993,888

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended August 1, 2009

(In thousands)

(unaudited)

		Barnes & Noble, Inc. Shareholders’ Equity
	Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at January 31, 2009	$1,612	88	1,262,358	(14,503)	721,200	(1,047,529)	$923,226

Comprehensive income (loss):
Net income (loss)	(59)	—	—	—	9,574	—

Total comprehensive income							9,515

Exercise of 316 common stock options	—	—	6,097	—	—	—	6,097
Stock options and restricted stock tax benefits	—	—	(2,495)	—	—	—	(2,495)
Stock-based compensation expense	—	—	7,638	—	—	—	7,638
Sale of Calendar Club (See Note 5)	—	—	—	2,488	(2,488)	—	—
Cash dividend paid to stockholders	—	—	—	—	(28,484)	—	(28,484)
Treasury stock acquired, 115 shares	—	—	—	—	—	(2,586)	(2,586)

Balance at August 1, 2009	$1,553	88	1,273,598	(12,015)	699,802	(1,050,115)	$912,911

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

	26 weeks ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$9,574	13,187
Net loss from discontinued operations	(654)	(3,018)

Net income from continuing operations	10,228	16,205
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	91,007	84,076
Stock-based compensation expense	7,638	9,866
Deferred taxes	2,003	1,452
Loss on disposal of property and equipment	608	3,858
Increase (decrease) in other long-term liabilities	(14,612)	8,409
Noncontrolling interest	(59)	(70)
Changes in operating assets and liabilities, net	(134,790)	(226,734)

Net cash flows from operating activities	(37,977)	(102,938)

Cash flows from investing activities:
Purchases of property and equipment	(46,103)	(110,575)
Acquisition of Fictionwise	(15,729)	—
Net decrease in other noncurrent assets	136	983

Net cash flows from investing activities	(61,696)	(109,592)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6,097	3,395
Excess tax benefit from stock-based compensation	435	431
Purchase of treasury stock	(2,586)	(200,680)
Cash dividend paid to shareholders	(28,484)	(23,337)
Net increase in revolving credit facility	—	119,000

Net cash flows from financing activities	(24,538)	(101,191)

Cash flow from discontinued operations:
Operating cash flows	(654)	1,745
Investing cash flows	1,000	(660)
Financing cash flows	—	(818)

Net cash flows from discontinued operations	346	267

Net decrease in cash and cash equivalents	(123,865)	(313,454)

Cash and cash equivalents at beginning of period	281,608	335,080

Cash and cash equivalents at end of period	$157,743	21,626

Changes in operating assets and liabilities, net:
Receivables, net	$(12,650)	(12,898)
Merchandise inventories	(26,290)	20,252
Prepaid expenses and other current assets	(3,115)	(10,237)
Accounts payable and accrued liabilities	(92,735)	(223,851)

Changes in operating assets and liabilities, net	$(134,790)	(226,734)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest paid (received)	$222	(353)
Income taxes (net of refunds)	$39,290	54,517
Supplemental disclosure of subsidiaries acquired:
Assets acquired	$26,666	—
Liabilities assumed	10,937	—

Cash paid	$15,729	—

Noncash activities:
Note receivable on sale of Calendar Club	$6,000	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 1, 2009 and the results of its operations and its cash flows for the 13 and 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2009 (fiscal 2008). The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 7, Earnings per Share, and Note 8, Noncontrolling Interest.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 1, 2009 are not indicative of the results to be expected for the 52 weeks ending January 30, 2010 (fiscal 2009).

(1)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company uses the retail inventory method on the FIFO basis for 97%, 98% and 97% of the Company’s merchandise inventories as of August 1, 2009, August 2, 2008 and January 31, 2009, respectively.

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

As of August 1, 2009, the Company had $25,011 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $7,197 accrued for interest and penalties, which is included in the $25,011 of unrecognized tax benefits noted above.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

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

On March 4, 2009, the Company acquired Fictionwise Inc. (Fictionwise), a leader in the eBook marketplace for $15,729 in cash. In addition to the closing purchase price, the Company has made and may make earn-out payments contingent upon the achievement of certain performance and technology related targets through 2011. The acquisition provided a core component to the Company’s overall digital strategy, enabling the launch of one of the world’s largest eBookstores on July 20, 2009. The eBookstore on Barnes & Noble.com enables customers to buy eBooks and read them on a wide range of platforms, including the iPhone® and iPod touch®, BlackBerry® smartphones, as well as most Windows® and Mac® laptops or full-sized desktop computers.

The acquisition was accounted for as a business purchase pursuant to Statement of Financial Accounting Standards (SFAS) 141(R) (as amended) [ASC 805], Business Combinations (See Note 13). In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the acquisition date is included in the purchase price shown below. The following table represents the allocation of the purchase price to the acquired net assets and resulting adjustment to goodwill:

Cash Paid	$15,729
Fair value of contingent consideration	8,165

Fair value of total consideration	$23,894

Allocation of purchase price:
Cash	$255
Trade Name	340
Customer Relationships	2,410
Technology	5,610
Goodwill	18,051

Total assets acquired	26,666
Liabilities assumed	(2,772)

$23,894

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

The fair value of the contingent consideration arrangement of $8,165 was determined by estimating the expected (probability – weighted) earn-out payments discounted to present value.

The goodwill arising from the acquisition consists largely of expectations that Fictionwise will provide the Company with an enhanced digital platform. The goodwill recognized is expected to be deductible for income tax purposes.

Acquired intangible assets consisted of the trade name, technology and customer relationships. The trade name is being amortized on a straight-line basis over 3 years. Acquired technology is being amortized on a straight-line basis over a range of 5 to 10 years. Customer relationships are being amortized using an accelerated method over their 5 year useful life. The Company recorded $789 in amortization during the 13 weeks ended August 1, 2009 related to these intangibles.

The Fictionwise results of operations for the period subsequent to the acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Fictionwise at the beginning of fiscal 2008 is not material.

(5)	Discontinued Operations

During the 13 weeks ended January 31, 2009, the Company committed to a plan to dispose of its approximate 74% interest in Calendar Club. The Company subsequently sold its interest in Calendar Club on February 25, 2009 to Calendar Club and its chief executive officer for $7,000, which was comprised of $1,000 in cash and $6,000 in notes. Calendar Club qualified for held for sale accounting treatment in fiscal 2008 and was written down to its fair value. The Company recorded a charge of $18,655 ($9,675 after tax) related to the write-down in fiscal 2008. As a result of the sale and the operating loss to the date of the sale, the Company incurred a non-cash after-tax charge of $654 during the 26 weeks ended August 1, 2009. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented.

(6)	Stock-Based Compensation

The Company maintains three share-based incentive plans: the 1996 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan. Prior to June 2, 2009, the Company issued restricted stock and stock options under the 1996 and 2004 Incentive Plans. On June 2, 2009, the Company’s shareholders approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remained available under the Company’s shareholder-approved 2004 Incentive Plan. At August 1, 2009, there were approximately 2,956,039 shares of common stock available for future grants under the 2009 Incentive Plan.

A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

restricted shares vest. Shares of unvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards vest over a period of one to five years. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

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

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 and 26 weeks ended August 2, 2008 are shown below. No options were granted for the 13 and 26 weeks ended August 1, 2009.

	13 weeks ended	26 weeks ended
	August 2, 2008	August 2, 2008
Weighted average fair value of grants	$0.01	$13.54
Expected volatility	42.12%	56.09%
Expected risk-free interest rate	1.39%	2.41%
Expected life	0.25 years	1.89 years
Expected dividend yield	4.66%	2.16%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 26 weeks ended August 1, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, January 31, 2009	5,967	$20.11
Granted	—	—
Exercised	(316)	19.27
Forfeited	(182)	22.80

Balance, August 1, 2009	5,469	20.07

Exercisable at August 1, 2009	5,468	20.06

As of August 1, 2009, there was $7 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 0.5 years.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

The following table presents a summary of the Company’s restricted stock activity for the 26 weeks ended August 1, 2009:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, January 31, 2009	1,451	$33.55
Granted	175	19.37
Vested	(384)	37.66
Forfeited	(61)	35.46

Balance, August 1, 2009	1,181	30.01

As of August 1, 2009, there was $30,500 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.5 years.

For the 13 and 26 weeks ended August 1, 2009 and August 2, 2008, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Selling and administrative expenses	$3,738	4,994	7,638	9,866

(7)	Earnings per Share

On February 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1 (FSP EITF 03-6-1) [ASC 260-10-45], Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260-10-45 requires unvested shares that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, and therefore is included in computing earnings per share using the two-class method. The Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. The calculation of earnings per share for common stock presented here has been reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. The Company has retroactively applied the provisions of ASC 260-10-45 to the financial information included herein.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings per share calculation applying the two-class method:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Numerator for basic earnings per share:
Income from continuing operations attributable to Barnes & Noble, Inc.	$12,267	16,771	10,228	16,205
Less allocation of earnings and dividends to participating securities	(389)	(562)	(322)	(500)

Net income from continuing operations available to common shareholders	11,878	16,209	9,906	15,705
Less loss from discontinued operations, net of allocation of earnings and dividends to participating securities	—	(1,295)	(594)	(2,893)

Net income available to common shareholders	$11,878	14,914	9,312	12,812

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders	$11,878	16,209	9,906	15,705
Effect of diluted options	(1)	3	(10)	(7)

Net income from continuing operations available to common shareholders	11,877	16,212	9,896	15,698
Less loss from discontinued operations	—	(1,360)	(654)	(3,018)

Net income available to common shareholders	$11,877	14,852	9,242	12,680

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	55,186	54,201	54,973	55,907
Average diluted options	1,035	1,618	921	1,771

Diluted weighted average common shares	56,221	55,819	55,894	57,678

Basic earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$0.22	0.30	0.18	0.28
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.02)	(0.01)	(0.05)

Net income attributable to Barnes & Noble, Inc.	$0.22	0.28	0.17	0.23

Diluted earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$0.21	0.29	0.18	0.27
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.02)	(0.01)	(0.05)

Net income attributable to Barnes & Noble, Inc.	$0.21	0.27	0.17	0.22

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

(8)	Noncontrolling Interest

On February 1, 2009, the Company adopted SFAS No. 160 (SFAS 160) [ASC 810-10-45], Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 5, which changed the accounting and reporting for minority interests, to be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information included herein. As of August 1, 2009 and August 2, 2008, noncontrolling interests of $1,553 and ($70), respectively, have been classified as a component of equity in the consolidated balance sheet. For the 13 weeks ended August 1, 2009 and August 2, 2008, net loss attributable to noncontrolling interest of $29 and $70, respectively, is included in the Company’s net income. For the 26 weeks ended August 1, 2009 and August 2, 2008, net loss attributable to noncontrolling interest of $59 and $70, respectively, is included in the Company’s net income.

(9)	Changes in Intangible Assets and Goodwill

		As of August 1, 2009
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Author contracts	10	$18,461	(11,971)	$6,490
Distribution contracts	10	8,325	(3,207)	5,118
D&O insurance	6	3,202	(2,752)	450
Technology	5-10	5,610	(300)	5,310
Customer relationships	5	2,410	(440)	1,970
Trade name	3	640	(64)	576

		$38,648	(18,734)	$19,914

Unamortizable intangible assets
Trade name				$48,400
Copyrights				148
Publishing contracts				21,336

				$69,884

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended August 1, 2009	$2,309

Estimated Amortization Expense:
(12 months ending on or about January 31)
2010	$4,887
2011	$4,277
2012	$3,737
2013	$3,448
2014	$3,312

The changes in the carrying amount of goodwill for the 26 weeks ended August 1, 2009 are as follows:

Balance as of January 31, 2009	$240,008
Fictionwise acquisition (See Note 4)	18,051
Benefit of excess tax amortization (a)	(2,214)

Balance as of August 1, 2009	$255,845

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with SFAS 109 [ASC 740-10-30], Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(10)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended August 1, 2009 and August 2, 2008 was $762 and $245, respectively. Pension expense for the 26 weeks ended August 1, 2009 and August 2, 2008 was $1,514 and $675, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $61 for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively. Postretirement Plan expense for the 26 weeks ended August 1, 2009 and August 2, 2008 was $75 and $122, respectively.

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

(12)	Legal Proceedings

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

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over 1,000 individuals and 300 corporations, including Fatbrain.com, LLC, a former subsidiary of Barnes & Noble.com (Fatbrain), and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission (SEC), including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act, by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Exchange Act, by the same parties; and (iii) the control

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

person provisions of the Securities Act and Exchange Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Written discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion is due October 19, 2009. The Court has set a trial date of August 10, 2010.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

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

Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, Inc., which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits and directing plaintiffs to file a consolidated amended complaint, to which the Company will respond in due course. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction.

(13)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162. The Accounting Standards Codification (ASC) identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855-10-05 entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

2009. The Company adopted ASC 855-10-05 at May 3, 2009 and the adoption had no impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1) [ASC 825-10]. ASC 825-10 amends SFAS No. 107 (SFAS 107) [ASC 825-10], Disclosures About Fair Value of Financial Instruments, and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 also amends APB Opinion No. 28 (APB 28) [ASC 270-10], Interim Financial Reporting, and requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10 at May 3, 2009. The carrying amounts of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended August 1, 2009 and August 2, 2008

(Thousands of dollars, except per share data)

(unaudited)

(14)	Subsequent Events

SFAS 165 [ASC 855-10-05] requires that public entities evaluate subsequent events through the date that the financial statements are issued. Management has evaluated subsequent events through the time of the filing of these financial statements with the SEC on September 10, 2009.

On August 20, 2009, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on September 9, 2009, payable on September 30, 2009.

As previously announced in the Company’s Forms 8-K filed with the SEC on August 10, 2009, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) on August 7, 2009, with Leonard Riggio and Louise Riggio (the sellers), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Barnes & Noble College Booksellers, Inc. (B&N College) from the sellers for $596,000 or approximately $460,000 net of estimated B&N College cash on hand on the expected closing date. Mr. Riggio is Chairman of the Company’s Board of Directors. The $596,000 purchase price consists of $346,000 in cash and $250,000 in aggregate principal amount of unsecured subordinated seller notes. In connection with the acquisition of B&N College, the Company entered into an amended and restated commitment letter (the Commitment Letter) pursuant to which Bank of America, N.A., JPMorgan Chase Bank N.A. and Wells Fargo Retail Finance, LLC (collectively, the Lead Commitment Parties) have committed to provide up to $600,000 under a $1,000,000 four-year asset-backed revolving credit facility (the New Credit Facility). The commitments of the Lead Commitment Parties are subject to various conditions, including consummation of the acquisition of B&N College in accordance with the terms of the Purchase Agreement; no material adverse change having occurred in the operations or condition (financial or otherwise) of the Company, B&N College and their subsidiaries, taken as a whole; the negotiation of definitive documentation with respect to the New Credit Facility satisfactory to the Lead Commitment Parties; satisfaction of a minimum excess availability under the New Credit Facility at closing; and the other closing conditions set forth in the Commitment Letter. The Company has also received commitments exceeding $400,000 in the aggregate from other financial institutions pursuant to individual commitment letters with terms and conditions that are substantially similar to those contained in the Commitment Letter. The New Credit Facility would replace the Company’s and B&N College’s existing revolving credit facilities. The Company intends to finance the acquisition with a combination of proceeds of the New Credit Facility, the seller notes, and B&N College’s cash on hand as of the closing. The acquisition is expected to close on or around October 1, 2009, or such later date as all of the conditions to closing are satisfied or waived.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of August 1, 2009 and August 2, 2008, and the related consolidated statements of operations for the 13 week and 26 week periods ended August 1, 2009 and August 2, 2008, changes in shareholders’ equity for the 26 week period ended August 1, 2009, and cash flows for the 26 week periods ended August 1, 2009 and August 2, 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended August 1, 2009. These financial statements are the responsibility of the Company’s management.

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

September 10, 2009

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $157.7 million as of August 1, 2009, compared with $21.6 million as of August 2, 2008.

Merchandise inventories decreased $108.2 million, or 8.1%, to $1.230 billion as of August 1, 2009, compared with $1.338 billion as of August 2, 2008.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website. Capital expenditures totaled $46.1 million and $110.6 million during the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. This decrease was primarily the result of 7 new store openings during the 26 weeks ended August 1, 2009 compared to 21 new store openings during the 26 weeks ended August 2, 2008. Furthermore, during the second quarter of fiscal 2008, the Company purchased its distribution facility and related equipment located in South Brunswick, New Jersey for approximately $21.0 million.

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

The Company had no outstanding debt as of August 1, 2009, compared to $119.0 million in borrowings as of August 2, 2008.

As previously announced in the Company’s Forms 8-K filed with the Securities and Exchange Commission (SEC) on August 10, 2009, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) on August 7, 2009, with Leonard Riggio and Louise Riggio (the sellers), pursuant to which the Company will acquire all of the issued and outstanding capital stock of Barnes & Noble College Booksellers, Inc. (B&N College) from the sellers for $596.0 million in cash or approximately $460.0 million net of estimated B&N College cash on hand on the expected closing date. Mr. Riggio is Chairman of the Company’s Board of Directors. The $596.0 million purchase price consists of $346.0 million in cash and $250.0 million in aggregate principal amount of unsecured subordinated seller notes. In connection with the acquisition of B&N College, the Company entered into an amended and restated commitment letter (the Commitment Letter) pursuant to which Bank of America, N.A., JPMorgan Chase Bank N.A. and Wells Fargo Retail Finance, LLC (collectively, the Lead Commitment Parties) have committed to provide up to $600.0 million under a $1.0 billion four-year asset-backed revolving credit facility (the New Credit Facility). The commitments of the Lead Commitment Parties are subject to various conditions, including consummation of the acquisition of B&N College in accordance with the terms of the Purchase Agreement; no material adverse change having occurred in the operations or condition (financial or otherwise) of the Company, B&N College and their subsidiaries, taken as a whole; the negotiation of definitive documentation with respect to the New Credit Facility satisfactory to the Lead Commitment Parties; satisfaction of a minimum excess availability under the New Credit Facility at closing; and the other closing conditions set forth in the Commitment Letter. The Company has also received commitments exceeding $400.0 million in the aggregate from other financial institutions pursuant to individual commitment letters with terms and conditions that are substantially similar to those contained in the Commitment Letter. The New Credit Facility would replace the Company’s and B&N College’s existing revolving credit facilities. The Company intends to finance the acquisition with a combination of proceeds of the New Credit Facility, the seller notes, and B&N College’s cash on hand as of the closing. The acquisition is expected to close on or around October 1, 2009, or such later date as all of the conditions to closing are satisfied or waived.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Revolving Credit Facility or the New Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company paid quarterly cash dividends of $0.25 per share on March 31, 2009 to stockholders of record at the close of business on March 10, 2009 and on June 30, 2009 to stockholders of record at the close of business on June 9, 2009. On August 20, 2009, the Company announced it had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on September 9, 2009, payable on September 30, 2009.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season.

Results of Operations

13 weeks ended August 1, 2009 compared with the 13 weeks ended August 2, 2008

Sales

During the 13 weeks ended August 1, 2009, the Company’s sales decreased $65.3 million, or 5.3%, to $1.156 billion from $1.221 billion during the 13 weeks ended August 2, 2008. This decrease was primarily attributable to a $58.1 million decrease in sales at Barnes & Noble stores and a $5.6 million decrease in sales at B. Dalton stores, offset by a $1.5 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 13 weeks ended August 1, 2009 decreased $58.1 million, or 5.3%, to $1.032 billion from $1.090 billion during the same period a year ago, and accounted for 89.3% of total Company sales. The 5.3% decrease in Barnes & Noble store sales was primarily attributable to a 6.9% decrease in comparable store sales or $70.0 million and by closed stores that decreased sales by $21.5 million, offset by new Barnes & Noble store sales of $33.7 million.

B. Dalton sales decreased $5.6 million, or 34.4%, to $10.6 million during the 13 weeks ended August 1, 2009 from $16.2 million during the 13 weeks ended August 2, 2008. This decrease was primarily attributable to the closing of 23 stores over the last 12 months.

Barnes & Noble.com sales increased $1.5 million, or 1.5%, to $102.0 million during the 13 weeks ended August 1, 2009 from $100.5 million during the 13 weeks ended August 2, 2008.

During the 13 weeks ended August 1, 2009, the Company opened one Barnes & Noble store and closed three, bringing its total number of Barnes & Noble stores to 724 with 18.8 million square feet. The Company closed one B. Dalton store, ending the period with 50 B. Dalton stores and 0.2 million square feet. As of August 1, 2009, the Company operated 774 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended August 1, 2009, cost of sales and occupancy decreased $46.8 million, or 5.5%, to $799.8 million from $846.6 million during the 13 weeks ended August 2, 2008. Cost of sales and occupancy decreased slightly as a percentage of sales to 69.2% from 69.3% the same period one year ago. This decrease was primarily attributable to lower distribution expenses, particularly in freight and payroll, continued physical inventory shortage rates at last year’s levels, reduced markdowns as well as favorable product mix, partially offset by the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $11.1 million, or 3.7%, to $288.7 million during the 13 weeks ended August 1, 2009 from $299.8 million during the 13 weeks ended August 2, 2008. Selling and administrative expenses increased as a percentage of sales to 25.0% from 24.6% during the same period one year ago. This increase was primarily due to the deleveraging of fixed expenses with the negative comparable store sales, offset in part by planned cost reductions as well as a $6.7 million benefit related to an insurance settlement.

Depreciation and Amortization

During the 13 weeks ended August 1, 2009, depreciation and amortization increased $2.4 million, or 5.6%, to $44.9 million from $42.5 million during the same period one year ago. This increase was primarily due to depreciation on additional capital expenditures for existing store maintenance, new store openings and technology investments, as well as amortization related to certain intangible assets resulting from the acquisition of Fictionwise Inc.

Pre-opening Expenses

Pre-opening expenses decreased $1.5 million, or 46.4%, to $1.7 million during the 13 weeks ended August 1, 2009 from $3.2 million for the 13 weeks ended August 2, 2008. This decrease was primarily the result of the lower volume of new store openings.

Operating Profit

The Company’s consolidated operating profit decreased $8.3 million, or 28.7%, to $20.7 million during the 13 weeks ended August 1, 2009 from $29.0 million during the 13 weeks ended August 2, 2008. This decrease was primarily due to the negative comparable store sales, as well as the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees decreased $0.8 million, or 72.0%, to $0.3 million during the 13 weeks ended August 1, 2009 from $1.1 million during the 13 weeks ended August 2, 2008. This decrease in interest expense was primarily due to lower average borrowings.

Income Taxes

Income tax expense during the 13 weeks ended August 1, 2009 was $8.1 million compared with income tax expense of $11.2 million during the 13 weeks ended August 2, 2008. The Company’s effective tax rate was 39.86% and 40.07% for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively.

Loss from Discontinued Operations

On February 25, 2009, the Company sold its interest in Calendar Club to Calendar Club and its chief executive officer for $7.0 million, which was comprised of $1.0 million in cash and $6.0 million in notes. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented. Accordingly, the Company reported a $1.4 million loss from discontinued operations for the 13 weeks ended August 2, 2008.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased slightly to $0.03 million during the 13 weeks ended August 1, 2009 from $0.07 million during the 13 weeks ended August 2, 2008, and relates to the 50% outside interest in Begin Smart LLC.

Net Income Attributable to Barnes & Noble, Inc.

As a result of the factors discussed above, the Company reported a consolidated net income attributable to Barnes & Noble, Inc. of $12.3 million (or $0.21 per diluted share) during the 13 weeks ended August 1, 2009, compared with a consolidated net income attributable to Barnes & Noble, Inc. of $15.4 million (or $0.27 per diluted share) during the 13 weeks ended August 2, 2008.

Results of Operations

26 weeks ended August 1, 2009 compared with the 26 weeks ended August 2, 2008

Sales

During the 26 weeks ended August 1, 2009, the Company’s sales decreased $116.0 million, or 4.9%, to $2.261 billion from $2.377 billion during the 26 weeks ended August 2, 2008. This decrease was primarily attributable to a $93.6 million decrease in sales at Barnes & Noble stores, a $10.8 million decrease in sales at B. Dalton stores, and a $5.7 million decrease in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 26 weeks ended August 1, 2009 decreased $93.6 million, or 4.4%, to $2.021 billion from $2.115 billion during the same period a year ago, and accounted for 89.4% of total Company sales. This decrease was primarily attributable to a 6.3% decrease in comparable store sales which decreased sales by $124.6 million and by closed stores that decreased sales by $44.9 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $75.9 million.

B. Dalton sales decreased $10.8 million, or 33.6%, to $21.4 million during the 26 weeks ended August 1, 2009 from $32.3 million during the 26 weeks ended August 2, 2008. This decrease was primarily attributable to the closing of 23 stores over the last 12 months.

Barnes & Noble.com sales decreased $5.7 million, or 2.8%, to $195.1 million during the 26 weeks ended August 1, 2009 from $200.8 million during the 26 weeks ended August 2, 2008.

During the 26 weeks ended August 1, 2009, the Company opened seven Barnes & Noble stores and closed nine, bringing its total number of Barnes & Noble stores to 724 with 18.8 million square feet. The Company closed two B. Dalton stores, ending the period with 50 B. Dalton stores with 0.2 million square feet. As of August 1, 2009, the Company operated 774 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 26 weeks ended August 1, 2009, cost of sales and occupancy decreased $81.2 million, or 4.9%, to $1.573 billion from $1.655 billion during the 26 weeks ended August 2, 2008. Cost of sales and occupancy remained flat as a percentage of sales of 69.6% during the 26 weeks ended August 1, 2009 and August 2, 2008. This was accomplished primarily due to lower distribution expenses, particularly in freight and payroll, continued physical inventory shortage rates at last year’s levels, reduced markdowns as well as favorable product mix, offset by the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $28.5 million, or 4.7%, to $575.2 million during the 26 weeks ended August 1, 2009 from $603.7 million during the 26 weeks ended August 2, 2008. Selling and administrative expenses remained flat as a percentage of sales of 25.4% during the 26 weeks ended August 1, 2009 and August 2, 2008. This was accomplished primarily due to planned cost reductions, a $6.7 million benefit related to an insurance settlement recorded during the 26 weeks ended August 1, 2009 and an $8.3 million charge for a settlement with the State of California regarding the collection of sales and use taxes on sales made by Barnes & Noble.com from 1999 to 2005 recorded during the 26 weeks ended August 2, 2008, offset by the deleveraging of fixed expenses with the negative comparable store sales.

Depreciation and Amortization

During the 26 weeks ended August 1, 2009, depreciation and amortization increased $6.9 million, or 8.3%, to $90.7 million from $83.8 million during the same period last year. This increase was primarily due to depreciation on additional capital expenditures for existing store maintenance, technology investments and new store openings.

Pre-opening Expenses

Pre-opening expenses decreased $3.5 million, or 45.9%, to $4.2 million during the 26 weeks ended August 1, 2009 from $7.7 million for the 26 weeks ended August 2, 2008. This decrease in pre-opening expenses was primarily the result of the lower volume of new store openings.

Operating Profit

The Company’s consolidated operating profit decreased $9.8 million, or 36.0%, to $17.4 million during the 26 weeks ended August 1, 2009 from $27.2 million during the 26 weeks ended August 2, 2008. This decrease was primarily due to the negative comparable store sales, as well as the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased $0.2 million, or 79.6%, to $0.5 million during the 26 weeks ended August 1, 2009 from $0.3 million during the 26 weeks ended August 2, 2008. The increase was primarily due to lower investment rates related to interest income offset by lower average borrowings, compared with the prior year period.

Income Taxes

Income tax expense during the 26 weeks ended August 1, 2009 was $6.7 million compared with income tax expense of $10.8 million during the 26 weeks ended August 2, 2008. The Company’s effective tax rate was 39.84% and 40.08% for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively.

Loss from Discontinued Operations

On February 25, 2009, the Company sold its interest in Calendar Club to Calendar Club and its chief executive officer for $7.0 million, which was comprised of $1.0 million in cash and $6.0 million in notes. As a result of this transaction and the operating loss to the date of the sale, the Company incurred a non-cash after-tax charge of approximately $0.7 million during the 26 weeks ended August 1, 2009. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented. Accordingly, the Company reported a $3.0 million loss from discontinued operations for the 26 weeks ended August 2, 2008.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased slightly to $0.06 million during the 26 weeks ended August 1, 2009 from $0.07 million during the 26 weeks ended August 2, 2008, and relates to the 50% outside interest in Begin Smart LLC.

Net Income Attributable to Barnes & Noble, Inc.

As a result of the factors discussed above, the Company reported a consolidated net income attributable to Barnes & Noble, Inc. of $9.6 million (or $0.17 per diluted share) during the 26 weeks ended August 1, 2009, compared with a consolidated net income attributable to Barnes & Noble, Inc. of $13.2 million (or $0.22 per diluted share) during the 26 weeks ended August 2, 2008.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method on the first-in, first-out (FIFO) basis. The Company uses the retail inventory method for 97%, 98% and 97% of the Company’s merchandise inventories as of August 1, 2009, August 2, 2008 and January 31, 2009, respectively.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At August 1, 2009, the Company had $777.8 million of property and equipment, net of accumulated depreciation, and $19.9 million of amortizable intangible assets, net of amortization, accounting for approximately 27.9% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 [ASC 360-10], Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At August 1, 2009, the Company had $255.8 million of goodwill and $69.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 11.4% of the Company’s total assets. SFAS No. 142 [ASC 350-30], Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on its goodwill in November 2008 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible risks associated with data privacy and information security, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended January 31, 2009, and in the Company’s other filings made from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of August 1, 2009, the Company’s cash and cash equivalents totaled approximately $157.7 million.

Additionally, the Company may from time to time borrow money under its Revolving Credit Facility at various interest-rate options based on the prime rate or the Eurodollar rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Revolving Credit Facility. The Company had no outstanding debt on August 1, 2009. The Company had $119.0 million in borrowings outstanding on August 2, 2008.

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

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Written discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion is due October 19, 2009. The Court has set a trial date of August 10, 2010.

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

Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, Inc., which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits and directing plaintiffs to file a consolidated amended complaint, to which the Company will respond in due course. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2009 – June 1, 2009	31,244	$24.28	—	$2,470,561
June 2, 2009 – July 1, 2009	1,037	$26.78	—	$2,470,561
July 2, 2009 – August 1, 2009	—	$—	—	$2,470,561

Total	32,281	$24.36	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan. The 2004 Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of August 1, 2009.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 1, 2009, the Company has repurchased 33,180,580 shares at a cost of approximately $1,050.1 million. The repurchased shares are held in treasury.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 2, 2009 (the Annual Meeting). At the close of business on the record date for the meeting (which was April 8, 2009), there were 56,803,751 shares of Common Stock outstanding and entitled to vote at the Annual Meeting. Holders of 50,099,113 shares of Common Stock (representing a like number of votes) were present at the Annual Meeting, either in person or by proxy.

At the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
William Dillard, II	48,558,942	1,540,172
Patricia L. Higgins	49,100,642	998,472
Irene R. Miller	49,183,244	915,870

There were no abstentions and broker non-votes with respect to the election of directors.

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Leonard Riggio, Stephen Riggio, George Campbell Jr., Michael J. Del Giudice, Margaret T. Monaco and Lawrence S. Zilavy.

At the Annual Meeting, the shareholders also approved the Barnes & Noble, Inc. 2009 Incentive Plan as well as the Barnes & Noble, Inc. 2009 Executive Performance Plan by the following votes:

	In Favor	Against	Abstained
2009 Incentive Plan	40,755,139	3,346,217	318,502
2009 Executive Performance Plan	47,019,268	2,526,750	553,096

At the Annual Meeting, the shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending January 30, 2010, by the following vote:

In Favor	Against	Abstained
49,659,748	393,563	45,807

There were no broker non-votes with respect to the approval of the Barnes & Noble, Inc. 2009 Incentive Plan, the Barnes & Noble, Inc. 2009 Executive Performance Plan and the appointment of BDO Seidman, LLP.

Item 6. Exhibits

10.1	The Company’s 2009 Incentive Plan. (1)

10.2	The Company’s 2009 Executive Performance Plan. (2)

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information. (3)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2009.
(2)	Previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2009.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi Chief Financial Officer (principal financial officer)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom Vice President, Corporate Controller (principal accounting officer)

September 10, 2009

EXHIBIT INDEX

10.1	The Company’s 2009 Incentive Plan. (1)

10.2	The Company’s 2009 Executive Performance Plan. (2)

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information. (3)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2009.
(2)	Previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2009.
(3)	Filed herewith.