Form 10-QT
period 2009-05-02
BARNES & NOBLE INC
filed 2009-11-09
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2009 to May 2, 2009

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

As of October 31, 2009, 57,429,478 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 1,442,850 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Noncontrolling Interest	Barnes & Noble, Inc. Shareholders’ Equity					Total
		Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost
Balance at January 31, 2009	$1,612	88	1,262,358	(14,503)	721,200	(1,047,529)	$923,226

Comprehensive loss:
Net loss	(30)	—	—	—	(2,693)	—

Total comprehensive loss							(2,723)
Exercise of 280 common stock options	—	—	5,519	—	—	—	5,519
Stock options and restricted stock tax benefits	—	—	(2,090)	—	—	—	(2,090)
Stock-based compensation expense	—	—	3,900	—	—	—	3,900
Sale of Calendar Club (See Note 5)	—	—	4,767	2,488	(7,255)	—	—
Cash dividend paid to stockholders	—	—	—	—	(14,210)	—	(14,210)
Treasury stock acquired, 83 shares	—	—	—	—	—	(1,799)	(1,799)

Balance at May 2, 2009	$1,582	88	1,274,454	(12,015)	697,042	(1,049,328)	$911,823

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

On September 29, 2009, the Board of Directors of Barnes & Noble, Inc. authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective on September 30, 2009 upon the closing of the acquisition of Barnes & Noble College Booksellers, Inc. (B&N College) by the Company, gives the Company and B&N College the same fiscal year. The change was intended to better align the Company’s fiscal year with the business cycles of both the Company and B&N College. As a result of the change in fiscal year, the Company’s 2010 fiscal year began on May 3, 2009 and will end on May 1, 2010.

As a result of the change in fiscal year, the Company is filing this transition report on Form 10-Q (this Transition Report) covering the transition period from February 1, 2009 to May 2, 2009. A quarterly report on Form 10-Q for this same period was previously filed with the United States Securities and Exchange Commission (the SEC) in respect of the first quarter of the Company’s 2009 fiscal year (the Prior First Quarter 10-Q). In addition, a quarterly report for the period from May 3, 2009 to August 1, 2009 was previously filed with the SEC on Form 10-Q in respect of the second quarter of the Company’s 2009 fiscal year (the Prior Second Quarter 10-Q).

Except for the events disclosed in Note 12, Subsequent Events, to the consolidated financial statements contained in this Transition Report, this Transition Report has not been updated for events or information subsequent to the date of filing of the Prior First Quarter 10-Q, and this Transition Report continues to describe conditions as of the date of the filing of the Prior First Quarter 10-Q. Accordingly, this Transition Report should be read in conjunction with the Company’s other SEC filings, including the Prior Second Quarter 10-Q and the Forms 8-K previously filed with the SEC on May 21, 2009, June 5, 2009, August 10, 2009, August 20, 2009, October 1, 2009 and October 8, 2009.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 2, 2009 are not indicative of the results to be expected for the 52 weeks ending May 1, 2010 (fiscal 2010).

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

Dividend

The Company paid quarterly cash dividends of $0.25 per share on June 30, 2009 to stockholders of record at the close of business on June 9, 2009 and on September 30, 2009 to stockholders of record at the close of business on September 9, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

Acquisition of Fictionwise

On March 4, 2009, the Company acquired Fictionwise, a leader in the eBook marketplace. The acquisition was accounted for as a business purchase pursuant to SFAS 141(R) [ASC 805], Business Combinations. In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date as set forth in the Prior Second Quarter 10-Q.

Acquisition of B&N College

On September 30, 2009, the Company completed the acquisition (the Acquisition) of B&N College from Leonard Riggio and Louise Riggio (the Sellers) pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Purchase Agreement).

The purchase price paid to the Sellers under the Purchase Agreement was $596 million, consisting of $346 million in cash and $250 million in aggregate principal amount of the Seller Notes described below. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by approximately $82 million in cash bonuses paid by B&N College to 192 members of its management team and employees, not including Leonard Riggio.

Seller Notes

On September 30, 2009, in connection with the closing of the Acquisition described above, the Company issued the Sellers (i) a senior subordinated note in the principal amount of $100 million, payable in full on December 15, 2010, with interest of 8% per annum payable on the unpaid principal amount (the Senior Seller Note), and (ii) a junior subordinated note in the principal amount of $150 million, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount (the Junior Seller Note; and together with the Senior Seller Note, the Seller Notes).

Credit Facility

On September 30, 2009, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, under which the lenders committed to provide up to $1 billion in commitments under a four-year asset-backed revolving credit facility (the Credit Facility). Banc of America Securities LLC, J.P. Morgan Securities Inc. and Wells Fargo Retail Finance, LLC are the joint lead arrangers for the Credit Facility.

In connection with the entry into the Credit Facility described above, the Company repaid all amounts outstanding under its prior credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto, and terminated such credit facility effective as of September 30, 2009.

Fiscal Year Change

On September 29, 2009, subject to and effective upon the closing of the Acquisition, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from the Saturday closest to the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

last day of January to the Saturday closest to the last day of April, which is the same fiscal year end used by B&N College, to better align the Company’s fiscal year with that of both companies’ business cycles. As a result, the Company’s 2010 fiscal year began on May 3, 2009 and will end on May 1, 2010. In connection with the change in the Company’s fiscal year end, also on September 29, 2009, the Board of Directors approved an amendment (the Amendment) to the Company’s Amended and Restated By-laws in order to reflect the fact that the Company’s annual meeting of shareholders for 2010 will occur at a later date as a result of the change in fiscal year end.

Legal Proceedings

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

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by the Company. Preliminary approval of the settlement was granted by the court on June 10, 2009 and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. On October 23, 2009, a petition to appeal the class certification order was filed by certain objectors on an interlocutory basis. Should that appeal be successful and the approval of the settlement overturned, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion was filed on October 19, 2009. The Company’s response is due on November 30, 2009, with a hearing on the class certification motion scheduled for January 20, 2010. The Court has set a trial date of August 10, 2010.

Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase B&N College, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint, to which the Company will respond in due course once it is filed. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended May 2, 2009 and May 3, 2008

(Thousands of dollars, except per share data)

(unaudited)

Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and to appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a consolidated complaint was filed in the Consolidated Cases.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, NY

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of May 2, 2009 and May 3, 2008, and the related consolidated statements of operations for the 13 week periods ended May 2, 2009 and May 3, 2008, changes in shareholders’ equity for the 13 week period ended May 2, 2009, and cash flows for the 13 week periods ended May 2, 2009 and May 3, 2008 included in the accompanying Securities and Exchange Commission transition report on Form 10-Q for the period ended May 2, 2009. These financial statements are the responsibility of the Company’s management.

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

/s/ BDO Seidman, LLP
BDO Seidman, LLP New York, New York

June 9, 2009, except for Note 12, as to which the date is November 9, 2009

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

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this transition report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this transition report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by Barnes & Noble, Inc. (the Company). Preliminary approval of the settlement was granted by the court on June 10, 2009 and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. On October 23, 2009, a petition to appeal the class certification order was filed by certain objectors on an interlocutory basis. Should that appeal be successful and the approval of the settlement overturned, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion was filed on October 19, 2009. The Company’s response is due on November 30, 2009, with a hearing on the class certification motion scheduled for January 20, 2010. The Court has set a trial date of August 10, 2010.

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

Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint, to which the Company will respond in due course once it is filed. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical

Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and to appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a consolidated complaint was filed in the Consolidated Cases.

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

Item 6. Exhibits

(a)	Exhibits filed with this Form 10-Q:

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi Chief Financial Officer (principal financial officer)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom Vice President, Corporate Controller (principal accounting officer)

November 9, 2009

EXHIBIT INDEX

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.