Form 10-Q
period 2009-10-31
BARNES & NOBLE INC
filed 2009-12-10
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of November 30, 2009, 57,410,967 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 1,407,886 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

October 31, 2009

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales	$1,160,895	1,113,317	2,316,576	2,334,306
Cost of sales and occupancy	818,706	777,194	1,618,532	1,623,784

Gross profit	342,189	336,123	698,044	710,522

Selling and administrative expenses	324,144	313,432	612,795	613,224
Depreciation and amortization	49,169	44,213	94,022	86,698
Pre-opening expenses	1,284	3,310	2,983	6,476

Operating profit (loss)	(32,408)	(24,832)	(11,756)	4,124
Interest expense, net and amortization of deferred financing fees	3,945	1,311	4,248	2,398

Income (loss) from continuing operations before taxes	(36,353)	(26,143)	(16,004)	1,726
Income taxes	(12,421)	(10,438)	(4,311)	730

Income (loss) from continuing operations (net of income tax)	(23,932)	(15,705)	(11,693)	996
Loss from discontinued operations (net of income tax)	—	(2,468)	—	(3,828)

Net loss	(23,932)	(18,173)	(11,693)	(2,832)
Net (income) loss attributable to noncontrolling interests	(25)	(247)	4	(177)

Net loss attributable to Barnes & Noble, Inc.	$(23,957)	(18,420)	(11,689)	(3,009)

Income attributable to Barnes & Noble, Inc.
Income (loss) from continuing operations	$(23,932)	(15,705)	(11,693)	996
Less (income) loss attributable to noncontrolling interests	(25)	(247)	4	(177)

Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(23,957)	(15,952)	(11,689)	819

Basic earnings per common share
Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(0.43)	(0.29)	(0.21)	0.02
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.05)	—	(0.07)

Net loss attributable to Barnes & Noble, Inc.	$(0.43)	(0.34)	(0.21)	(0.05)

Diluted earnings per common share
Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(0.43)	(0.29)	(0.21)	0.02
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.05)	—	(0.07)

Net loss attributable to Barnes & Noble, Inc.	$(0.43)	(0.34)	(0.21)	(0.05)

Weighted average common shares outstanding
Basic	55,230	54,411	55,208	54,306
Diluted	55,230	54,411	55,208	54,306
Dividends declared per common share	$0.25	0.25	0.50	0.50

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	October 31, 2009	November 1, 2008	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$95,727	16,123	86,594
Receivables, net	146,035	94,511	70,721
Merchandise inventories	1,730,876	1,502,854	1,233,756
Prepaid expenses and other current assets	101,556	121,418	121,563
Current assets of discontinued operations	—	60,402	—

Total current assets	2,074,194	1,795,308	1,512,634

Property and equipment:
Land and land improvements	9,298	9,324	9,298
Buildings and leasehold improvements	1,212,259	1,097,879	1,102,439
Fixtures and equipment	1,563,163	1,355,932	1,331,524

	2,784,720	2,463,135	2,443,261
Less accumulated depreciation and amortization	1,932,410	1,633,744	1,642,517

Net property and equipment	852,310	829,391	800,744

Goodwill	524,060	239,311	254,842
Intangible assets, net	587,913	84,580	82,691
Other noncurrent assets	68,854	8,207	13,368
Noncurrent assets of discontinued operations	—	25,452	—

Total assets	$4,107,331	2,982,249	2,664,279

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	October 31, 2009	November 1, 2008	May 2, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279,257	906,071	698,315
Accrued liabilities	716,685	562,849	587,454
Current liabilities of discontinued operations	—	62,206	—

Total current liabilities	1,995,942	1,531,126	1,285,769

Long-term debt	325,000	126,500	—
Deferred taxes	281,668	70,362	79,369
Other long-term liabilities	626,717	391,250	387,318
Noncurrent liabilities of discontinued operations	—	9,258	—
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 88,461, 87,637 and 88,225 shares issued, respectively	88	88	88
Additional paid-in capital	1,277,674	1,257,744	1,274,454
Accumulated other comprehensive loss	(12,015)	(11,044)	(12,015)
Retained earnings	661,481	654,231	697,042
Treasury stock, at cost, 33,213, 33,061 and 33,148 shares, respectively	(1,050,802)	(1,047,443)	(1,049,328)

Total Barnes & Noble, Inc. shareholders’ equity	876,426	853,576	910,241

Noncontrolling interest	1,578	177	1,582

Total shareholders’ equity	878,004	853,753	911,823

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,107,331	2,982,249	2,664,279

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 31, 2009

(In thousands)

(unaudited)

		Barnes & Noble, Inc. Shareholders’ Equity
	Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 2, 2009	$1,582	88	1,274,454	(12,015)	697,042	(1,049,328)	$911,823

Comprehensive loss:
Net loss	(4)	—	—	—	(11,689)	—

Total comprehensive loss							(11,693)

Exercise of 50 common stock options	—	—	745	—	—	—	745
Stock options and restricted stock tax benefits	—	—	(571)	—	—	—	(571)
Stock-based compensation expense	—	—	7,813	—	—	—	7,813
Sale of Calendar Club (See Note 8)	—	—	(4,767)	—	4,767	—	—
Cash dividend paid to stockholders	—	—	—	—	(28,639)	—	(28,639)
Treasury stock acquired, 65 shares	—	—	—	—	—	(1,474)	(1,474)

Balance at October 31, 2009	$1,578	88	1,277,674	(12,015)	661,481	(1,050,802)	$878,004

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

	26 weeks ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net loss	$(11,689)	(3,009)
Net loss from discontinued operations	—	(3,828)

Net income (loss) from continuing operations	(11,689)	819
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	96,453	86,969
Stock-based compensation expense	7,813	11,151
Property and equipment impairment charge	—	11,588
Deferred taxes	1,363	2,164
Loss (gain) on disposal of property and equipment	(122)	2,532
Increase (decrease) in other long-term liabilities	(12,878)	(1,976)
Noncontrolling interest	(4)	177
Changes in operating assets and liabilities, net	(99,381)	(15,229)

Net cash flows from operating activities	(18,445)	98,195

Cash flows from investing activities:
Acquisition of Barnes & Noble College Booksellers, Inc. (net of cash acquired)	(178,982)	—
Purchases of property and equipment	(47,390)	(118,104)
Acquisition of Tikatok, LLC	(2,305)	—
Net (increase) decrease in other noncurrent assets	(2,994)	(376)

Net cash flows from investing activities	(231,671)	(118,480)

Cash flows from financing activities:
Net increase in credit facility	325,000	39,800
Proceeds from exercise of common stock options	745	6,590
Excess tax benefit from stock-based compensation	686	411
Purchase of treasury stock	(1,474)	(1,645)
Cash dividend paid to shareholders	(28,638)	(28,096)
Financing fees paid related to debt used to acquire Barnes & Noble College Booksellers, Inc.	(37,069)	—

Net cash flows from financing activities	259,249	17,060

Net increase (decrease) in cash and cash equivalents	9,133	(3,225)

Cash and cash equivalents at beginning of period	86,594	19,348

Cash and cash equivalents at end of period	$95,727	16,123

Changes in operating assets and liabilities, net:
Receivables, net	$78,415	(8,835)
Merchandise inventories	(131,943)	(146,512)
Prepaid expenses and other current assets	29,519	3,127
Accounts payable and accrued liabilities	(75,372)	136,991

Changes in operating assets and liabilities, net	$(99,381)	(15,229)

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest paid (received)	$846	1,741
Income taxes (net of refunds)	$3,340	336
Supplemental disclosure of subsidiaries acquired:

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

Assets acquired (net of cash acquired)	$1,409,232	—
Liabilities assumed (including Seller Notes)	1,227,945	—

Cash paid	$181,287	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 31, 2009 and the results of its operations and its cash flows for the 13 and 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2009 (fiscal 2008). The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 10, Earnings per Share, and Note 11, Noncontrolling Interest.

On September 29, 2009, the Board of Directors of Barnes & Noble, Inc. authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective on September 30, 2009 upon the closing of the acquisition of Barnes & Noble College Booksellers, Inc. (B&N College) by Barnes & Noble, Inc. (the Acquisition), gives the Company and B&N College the same fiscal year (See Note 2). The change was intended to better align the Company’s fiscal year with the business cycles of both Barnes & Noble, Inc. and B&N College. As a result of the change in fiscal year, the Company’s 2010 fiscal year began on May 3, 2009 and will end on May 1, 2010.

As a result of the change in fiscal year, the Company filed a transition report on Form 10-Q with the United States Securities and Exchange Commission (the SEC) on November 9, 2009, covering the transition period from February 1, 2009 to May 2, 2009.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 31, 2009 are not indicative of the results to be expected for the 52 weeks ending May 1, 2010 (fiscal 2010).

(1)	Credit Facility

On September 30, 2009, the Company entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, under which the lenders committed to provide up to $1,000,000 in commitments under a four-year asset-backed revolving credit facility (the Credit Facility) and which is secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrue interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Agreement). In addition, the Company has the option to request the increase in commitments under the Credit Agreement by up to $300,000 subject to certain restrictions.

The Credit Agreement includes a fixed charge coverage ratio requirement which would be triggered if Availability (as defined in the Credit Agreement) were to fall below (a) the greater of (i) 15% of the Loan Cap (as defined in the Credit Agreement) or (ii) $110,000. In addition, the Credit Facility contains covenants that limit, among other things, the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things.

The Company paid $37,069 for advisory and arrangement fees related to the Credit Facility, which are being amortized over the four-year life of the Credit Facility.

The Credit Facility replaces the Company’s prior $850,000 credit agreement which had a maturity date of July 31, 2011, as well as B&N College’s $400,000 credit agreement which had a maturity date of November 13, 2011. The remaining unamortized deferred costs of $807 relating to the Company’s prior credit facility was deferred and will be amortized over the four-year term of the Credit Facility.

(2)	Acquisition of B&N College

On September 30, 2009, the Company completed the Acquisition of B&N College from Leonard Riggio and Louise Riggio (Sellers) pursuant a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (Purchase Agreement). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder. As part of the transaction, the Company acquired the Barnes & Noble trade name that had been owned by B&N College and licensed to the Company.

As a result of the Acquisition, the Company expects to capitalize on the revenue stream derived from the sale of textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items. Combining both businesses under a unified brand will enable the Company to benefit from the growing online college textbook and eBook markets.

On September 30, 2009, in connection with the closing of the Acquisition described above, the Company issued the Sellers (i) a senior subordinated note in the principal amount of $100,000, payable in full on December 15, 2010, with interest of 8% per annum payable on the unpaid principal amount (the Senior Seller Note), and (ii) a junior subordinated note in the principal amount of $150,000, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount (the Junior Seller Note; and together with the Senior Seller Note, the Seller Notes).

The purchase price paid to the Sellers under the Purchase Agreement was $596,000, consisting of $346,000 in cash and $250,000 in Seller Notes. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by $82,352 in cash bonuses paid by B&N College to 192 members of its management team and employees, not including Leonard Riggio. The Company financed the Acquisition through $250,000 of seller financing, $150,000 from the Credit Facility and the remainder from both the Company’s and B&N College’s cash on hand.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The Acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Acquisition-related expenses have been recorded as selling and administrative expenses in the Company’s consolidated statement of operations for the 13 and 26 weeks ended October 31, 2009. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired net assets and resulting adjustment to goodwill:

Cash Paid	$263,648
Seller Notes	250,000

Fair value of total consideration	$513,648

Allocation of purchase price:
Current assets	$609,786
Non-current assets	114,683
Trade name	245,000
Customer relationships	255,000
Goodwill	267,124

Total assets acquired	$1,491,593
Deferred taxes	227,685
Liabilities assumed	750,260

$513,648

Acquired intangible assets consisted primarily of the trade name and customer relationships.

Trade Name

The Company previously licensed the “Barnes & Noble” trade name from B&N College under certain agreements. The Acquisition gave the Company exclusive ownership of its trade name. The estimated fair value ascribed to the trade name of $245,000 represents solely the estimated incremental value acquired as part of the Acquisition, which is not representative of the value of the “Barnes & Noble” trade name taken as a whole. The trade name has been classified as an indefinite life intangible asset.

Customer Relationships

The estimated fair value of customer relationships of B&N College is $255,000. Customers are comprised of existing college and university contractual relationships at the date of the Acquisition.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

Amortization of Fair Value Ascribed to Customer Relationships

Historical customer attrition rates imply a life of 50 years; however the useful life was shortened to 25 years since the majority of the value of discounted cash flows are captured in this period. The $255,000 will be amortized evenly over the 25 year period. The Company recorded $850 in amortization during the 13 and 26 weeks ended October 31, 2009 related to these intangibles.

The Company also recorded a short-term deferred tax liability of $24,534 and a long-term deferred tax liability of $203,151 related to the difference between the book basis and the tax basis of the net assets acquired. In addition, the Company stepped up the value of other assets and liabilities, resulting in goodwill of $265,933, which is not deductible for income tax purposes.

The Company incurred Acquisition-related expenses of $8,300 and $10,400 in connection with the Acquisition, and such costs are included in selling and administrative expenses in the accompanying consolidated statements of operations for the 13 and 26 weeks ended October 31, 2009, respectively.

The following unaudited condensed financial information of B&N College since the date of the Acquisition of September 30, 2009 was included in the Company’s consolidated results of operations for the 13 weeks ended October 31, 2009:

Sales	$65,254
Net loss	$(6,226)

The following unaudited pro forma condensed financial information assumes that the Acquisition was accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805 and represents a pro forma presentation based upon available information of the combining companies giving effect to the Acquisition as if it had occurred on May 4, 2008, the first date of B&N College’s prior fiscal year, with adjustments for amortization expense of intangible assets, depreciation expense for the fair value of property and equipment above its book value, termination or changes in certain compensation arrangements, termination of textbook royalties, non-operating expenses not acquired in the Acquisition, interest expense and income tax expense:

	13 weeks ended		26 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales	$1,921,668	$1,922,002	$3,292,674	$3,363,101
Net income from continuing operations attributable to Barnes & Noble, Inc.	$17,695	$29,798	$5,203	$21,443

Income from continuing operations attributable to Barnes & Noble, Inc. per common share
Basic	$0.31	$0.53	$0.09	$0.38
Diluted	$0.30	$0.52	$0.09	$0.37

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The unaudited pro forma condensed financial information is based on the assumptions and adjustments which give effect to events that are: (i) directly attributable to the Acquisition; (ii) expected to have a continuing impact; and (iii) factually supportable. The unaudited pro forma condensed financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have been achieved had the Acquisition been consummated as of the dates indicated or of the results that may be obtained in the future.

Historically, the Company has determined that it has one operating segment: bookselling. This evaluation was made in accordance with ASC 280, Disclosures about Segments of an Enterprise and Related Information, and took into account the Company’s determination that it operates in one business segment based on application of the criteria in ASC 280. The Company is currently evaluating the effect of the Acquisition on the identification of operating segments, considering the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management.

(3)	Tikatok Acquisition

On September 24, 2009, the Company acquired the net assets and assumed certain liabilities of Tikatok Inc. (Tikatok) for $2,305 in cash. Tikatok is an online platform where parents and their children and others can write, illustrate, and publish stories into hardcover and paperback books. The Company plans to use Tikatok as part of its overall digital strategy, expanding the Company’s reach to additional parents, educators and librarians. In addition to the closing purchase price, the Company has made and may make bonus and/or earn out payments if certain performance targets are met over the next three years. The Tikatok acquisition was accounted for as a business purchase pursuant to ASC 805 and due to the purchase price allocation not being finalized, the excess purchase price over net assets acquired of $2,198 has been allocated to goodwill. The results of operations for the period subsequent to the Tikatok acquisition are included in the consolidated financial statements. As required by ASC 805, the Company will perform a valuation of Tikatok, which is expected to be completed in the fourth quarter of fiscal 2010. The pro forma effect assuming the acquisition of Tikatok at the beginning of fiscal 2010 is not material.

(4)	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of October 31, 2009, November 1, 2008 and May 2, 2009, 82%, 100% and 100%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The Company also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

(5)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

(6)	Income Taxes

As of October 31, 2009, the Company had $26,093 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $7,703 accrued for interest and penalties, which is included in the $26,093 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2004 through 2008. Some earlier years remain open for a small minority of states.

(7)	Acquisition of Fictionwise

On March 4, 2009, the Company acquired Fictionwise, Inc. (Fictionwise), a leader in the eBook marketplace, for $15,729 in cash. In addition to the closing purchase price, the Company has made and may make earn-out payments contingent upon the achievement of certain performance and technology related targets through 2011. The acquisition provided a core component to the Company’s overall digital strategy, enabling the launch of one of the world’s largest eBookstores on July 20, 2009. The eBookstore on Barnes & Noble.com enables customers to buy eBooks and read them on a wide range of platforms, including nook ™, the Company’s eBook reader, iPhone® and iPod touch®, BlackBerry® smartphones, as well as most Windows® and Mac® laptops or full-sized desktop computers.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The Fictionwise acquisition was accounted for as a business purchase pursuant to ASC 805, Business Combinations. In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the Fictionwise acquisition date is included in the purchase price shown below. The following table represents the allocation of the purchase price to the acquired net assets and resulting adjustment to goodwill:

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

Due to the purchase price allocation not being finalized at the time of the Fictionwise acquisition, the excess purchase price over net assets acquired of $15,941 had been allocated to goodwill. Final purchase accounting adjustments to goodwill of $2,110 were recorded during the 26 weeks ended October 31, 2009. The goodwill recognized is expected to be deductible for income tax purposes.

Acquired intangible assets consisted of the trade name, technology and customer relationships. The trade name is being amortized on a straight-line basis over 3 years. Acquired technology is being amortized on a straight-line basis over a range of 5 to 10 years. Customer relationships are being amortized using an accelerated method over their 5 year useful life. The Company recorded $454 and $1,243 in amortization during the 13 and 26 weeks ended October 31, 2009, respectively, related to these intangibles.

The Fictionwise results of operations for the period subsequent to the Fictionwise acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Fictionwise at the beginning of the fiscal year is not material.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

(8)	Discontinued Operations

During the 13 weeks ended January 31, 2009, the Company committed to a plan to dispose of its approximate 74% interest in Calendar Club. The Company subsequently sold its interest in Calendar Club on February 25, 2009 to Calendar Club and its chief executive officer for $7,000, which was comprised of $1,000 in cash and $6,000 in notes. Calendar Club qualified for held for sale accounting treatment in fiscal 2008 and was written down to its fair value. The Company recorded a charge of $18,655 ($9,675 after tax) related to the write-down in fiscal 2008. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in the 13 and 26 weeks ended November 1, 2008.

(9)	Stock-Based Compensation

The Company maintains three share-based incentive plans: the 1996 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan. Prior to June 2, 2009, the Company issued restricted stock and stock options under the 1996 and 2004 Incentive Plans. On June 2, 2009, the Company’s shareholders approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remained available under the Company’s shareholder-approved 2004 Incentive Plan. At October 31, 2009, there were approximately 2,483,584 shares of common stock available for future grants under the 2009 Incentive Plan.

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

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 and 26 weeks ended November 1, 2008 are shown below. No options were granted for the 13 and 26 weeks ended October 31, 2009.

	13 weeks ended	26 weeks ended
	November 1, 2008	November 1, 2008
Weighted average fair value of grants	$5.15	$5.03
Expected volatility	69.00%	68.37%
Expected risk-free interest rate	1.05%	1.06%
Expected life	0.56 years	0.55 years
Expected dividend yield	4.08%	4.09%

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 26 weeks ended October 31, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, May 2, 2009	5,561	$20.14
Granted	—	—
Exercised	(50)	14.95
Forfeited	(82)	31.72

Balance, October 31, 2009	5,429	20.02

Exercisable at October 31, 2009	5,428	20.01

As of October 31, 2009, there was $3 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 0.24 years.

The following table presents a summary of the Company’s restricted stock activity for the 26 weeks ended October 31, 2009:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, May 2, 2009	1,235	$30.86
Granted	405	21.66
Vested	(176)	32.68
Forfeited	(21)	34.76

Balance, October 31, 2009	1,443	28.00

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

As of October 31, 2009, there was $33,614 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.75 years.

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		26 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Selling and administrative expenses	$4,075	6,158	7,813	11,152

(10)	Earnings per Share

In accordance with ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, the Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. The Company has retroactively applied the provisions of ASC 260-10-45 to the financial information included for the 13 and 26 weeks ended November 1, 2008.

Participating securities in the amounts of 2,148,913 and 2,010,614 for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively, and participating securities in the amounts of 2,018,667, and 1,975,318 for the 26 weeks ended October 31, 2009 and November 1, 2008, respectively, were excluded in the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	13 weeks ended		26 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(23,957)	(15,952)	(11,689)	819
Less loss from discontinued operations	—	(2,468)	—	(3,828)

Net loss available to common shareholders	$(23,957)	(18,420)	(11,689)	(3,009)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(23,957)	(15,952)	(11,689)	819
Less loss from discontinued operations	—	(2,468)	—	(3,828)

Net loss available to common shareholders	$(23,957)	(18,420)	(11,689)	(3,009)

Denominator for basic and diluted earnings per share:
Basic and dilutive weighted average common shares	55,230	54,411	55,208	54,306

Basic earnings per common share
Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(0.43)	(0.29)	(0.21)	0.02
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.05)	—	(0.07)

Net loss attributable to Barnes & Noble, Inc.	$(0.43)	(0.34)	(0.21)	(0.05)

Diluted earnings per common share
Income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$(0.43)	(0.29)	(0.21)	0.02
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.05)	—	(0.07)

Net loss attributable to Barnes & Noble, Inc.	$(0.43)	(0.34)	(0.21)	(0.05)

(11)	Noncontrolling Interest

In accordance with ASC 810-10-45, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 5, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information presented for the 13 and 26 weeks ended November 1, 2008. As of October 31, 2009 and November 1, 2008, noncontrolling interests of $1,578 and $178, respectively, have been classified as a component of equity in the consolidated balance sheet and relate to the 50% outside interest in Begin Smart LLC. For the 13 weeks ended October 31, 2009 and November 1, 2008, net income attributable to noncontrolling interests of $25 and $247, respectively, is included in the Company’s net loss. For the 26 weeks ended October

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

31, 2009, a net loss of $4 and for the 26 weeks ended November 1, 2008, net income of $177 attributable to noncontrolling interest is included in the Company’s net loss.

(12)	Changes in Intangible Assets and Goodwill

		As of October 31, 2009
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5-25	$257,410	$(1,535)	$255,875
Author contracts	10	18,461	(12,434)	6,027
Technology	5-10	5,610	(481)	5,129
Distribution contracts	10	8,325	(3,364)	4,961
Other	3-10	4,038	(3,001)	1,037

		$293,844	$(20,815)	$273,029

Unamortizable intangible assets
Trade name				$293,400
Copyrights				148
Publishing contracts				21,336

				$314,884

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships related to the Fictionwise acquisition that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended October 31, 2009	$3,652

Estimated Amortization Expense:
(12 months ending on or about April 30)
2010	$10,973
2011	$14,302
2012	$13,921
2013	$13,611
2014	$12,981

The changes in the carrying amount of goodwill for the 26 weeks ended October 31, 2009 are as follows:

Balance as of May 2, 2009	$254,842
B&N College acquisition (See Note 2)	267,124
Fictionwise purchase accounting adjustments (See Note 7)	2,110
Tikatok acquisition (See Note 3)	2,198
Benefit of excess tax amortization (a)	(2,214)

Balance as of October 31, 2009	$524,060

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(13)	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

October 31, 2009 and November 1, 2008 was $822 and $316, respectively. Pension expense for the 26 weeks ended October 31, 2009 and November 1, 2008 was $1,584 and $561, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $61 for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively. Postretirement Plan expense for the 26 weeks ended October 31, 2009 and November 1, 2008 was $75 and $122, respectively.

(14)	Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards, and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company also sells online gift certificates for use solely on Barnes & Noble.com, which are treated the same way as gift cards.

(15)	Legal Proceedings

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

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

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by Barnes & Noble, Inc. (the Company). Preliminary approval of the settlement was granted by the court on June 10, 2009 and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. Should any of these appeals be successful and the approval of the settlement overturned, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion was filed on October 19, 2009. The Company’s response was filed on November 30, 2009, and the hearing on the class certification motion is

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

scheduled for January 20, 2010. The Court has set a trial date of August 10, 2010.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, Barnes & Noble Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information has commenced.

Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint, to which the Company will respond in due course. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a consolidated complaint was filed in the Consolidated Cases. The Company and defendants have sought an extension of their time to answer or otherwise respond to the complaints while the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

plaintiffs’ respective consolidation motions are pending.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its nook™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of nook™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits.

(16)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162. The ASC identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will only serve to update the ASC, provide background information regarding the guidance, and provide the basis for conclusions on the change(s) in the ASC. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

In April 2009, the FASB issued ASC 855-10-05, Subsequent Events (ASC 855-10-05), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855-10-05 entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855-10-05 at May 3, 2009 and the adoption had no impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10). ASC 825-10 amends ASC 825-10, Disclosures About Fair Value of Financial Instruments, and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 also amends ASC 270-10, Interim Financial Reporting, and requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10 at May 3, 2009. The carrying amounts of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The Company believes that its Credit Facility (see Note 1) approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Seller Notes are consistent with comparable market debt issues.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, Revenue Arrangements with Multiple Deliverables. The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amends the scope of software revenue guidance in ASC 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. This exclusion includes essential software that is sold with or embedded within the product and undelivered software elements that relate to that tangible product’s essential software.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the effect, if any that the adoption of ASU 2009-13 and ASU 2009-14 will have on its financial position, results of operations and cash flows.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

(17)	Related Party Transactions

The Company completed the acquisition of B&N College (the Acquisition) from Leonard Riggio and Louise Riggio (Sellers) on September 30, 2009 (see Note 2). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder. As a result of the Acquisition, the Company entered into or became a party to the following related party transactions, which had an immaterial effect on the Company’s results of operations for the 13 and 26 weeks ended October 31, 2009.

The Company is a party to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (Purchase Agreement). As part of the Acquisition, the Company acquired the Barnes & Noble trade name that had been owned by B&N College and licensed to the Company. The purchase price paid to the Sellers under the Purchase Agreement was $596,000, consisting of $346,000 in cash and $250,000 in Seller Notes (described below). However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by approximately $82,352 in cash bonuses paid by B&N College to 192 members of its management team and employees (Bonus Recipients), not including Leonard Riggio. Pursuant to the terms of the Purchase Agreement, prior to the closing of the Acquisition, B&N College distributed to the Sellers certain assets that are not related to B&N College’s core business, including common stock in the Company. In connection with such distribution, 667,058 shares of the common stock in the Company previously held by B&N College were transferred to certain of the Bonus Recipients. The Company financed the Acquisition through $250,000 of Seller Notes, $150,000 from the Credit Facility and the remainder from both the Company’s and B&N College’s cash on hand.

In connection with the closing of the Acquisition, the Company issued the Sellers (i) a senior subordinated note in the principal amount of $100,000, payable in full on December 15, 2010, with interest of 8% per annum payable on the unpaid principal amount, and (ii) a junior subordinated note in the principal amount of $150,000, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount (Seller Notes). The Seller Notes are unsecured and subordinated to the obligations under the Credit Facility and certain other senior obligations. The Company may prepay the Seller Notes at any time without premium or penalty to the extent not prohibited by senior debt documents, provided that the Company may not prepay the junior Seller Note until the senior Seller Note has been repaid in full.

In connection with the Acquisition, B&N College and the Company amended and restated B&N College’s existing long-term supply agreement (Supply Agreement) with MBS Textbook Exchange, Inc. (MBS), which is majority owned by Leonard Riggio, Stephen Riggio (the Company’s Vice Chairman and Chief Executive Officer) and other members of the Riggio family. MBS is a new and used textbook wholesaler, which also sells textbooks online and provides bookstore systems and distant learning distribution services. Pursuant to the Supply Agreement, which has a term of ten years, and subject to availability and competitive terms and conditions, B&N College will continue to purchase new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. MBS pays B&N College commissions based on the volume of textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on B&N College’s behalf. In addition, the Supply Agreement contains restrictive covenants that limit the ability of B&N College and the Company to become a used textbook wholesaler and that place certain limitations on MBS’s business activities.

Also in connection with the closing of the Acquisition, on September 30, 2009, the Company terminated its existing license agreement with Textbooks.com, Inc., which is wholly-owned by Leonard Riggio, and as a result no longer pays a royalty with respect to online textbook sales.

B&N College leases a store from a partnership owned by Leonard Riggio and Stephen Riggio, pursuant to a lease expiring in 2014.

B&N College is provided with national freight distribution, including trucking services, by Argix Direct Inc. (formerly the LTA Group, Inc.), a company in which the brother of Leonard Riggio owns a 20% interest.

In November 2009, the Company entered into an Aircraft Time Sharing Agreement with LR Enterprises Management LLC (LR Enterprises), which is owned by Leonard Riggio and Louise Riggio, pursuant to which LR Enterprises granted the Company the right to use a jet aircraft owned by it on a time sharing basis in accordance with, and subject to the reimbursement of certain operating costs and expenses as provided in, the Federal Aviation Regulations (FAR). LR Enterprises is solely responsible for the physical and technical operation of the aircraft, aircraft maintenance and the cost of maintaining aircraft liability insurance, other than insurance obtained for the specific flight as requested by the Company as provided in the FAR.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 26 weeks ended October 31, 2009 and November 1, 2008

(Thousands of dollars, except per share data)

(unaudited)

(18)	Subsequent Events

ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Management has evaluated subsequent events through the time of the filing of these financial statements with the SEC on December 10, 2009.

On November 24, 2009, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on December 10, 2009, payable on December 31, 2009.

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as the same may be amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock or a person or group that already beneficially owns 20% or more of Barnes & Noble’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of October 31, 2009, May 2, 2009 and November 1, 2008, and the related consolidated statements of operations for the 13 week and 26 week periods ended October 31, 2009 and November 1, 2008, changes in shareholders’ equity for the 26 week period ended October 31, 2009, and cash flows for the 26 week periods ended October 31, 2009 and November 1, 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended October 31, 2009. These financial statements are the responsibility of the Company’s management.

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

/s/ BDO Seidman, LLP
BDO Seidman, LLP New York, New York

December 10, 2009

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $95.7 million as of October 31, 2009, compared with $16.1 million as of November 1, 2008.

Merchandise inventories increased $228.0 million, or 15.2%, to $1.731 billion as of October 31, 2009, compared with $1.503 billion as of November 1, 2008. Excluding B&N College inventories of $323.5 million, merchandise inventories decreased $95.5 million, or 6.4% compared to the same period one year ago.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores and system enhancements for the retail stores and the Company’s website and digital initiatives. Capital expenditures totaled $47.4 million and $118.1 million during the 26 weeks ended October 31, 2009 and November 1, 2008, respectively. This decrease was primarily the result of five new Barnes & Noble store openings during the 26 weeks ended October 31, 2009 compared to 19 openings during the 26 weeks ended November 1, 2008. Furthermore, during the 26 weeks ended November 1, 2008, the Company purchased its distribution facility and related equipment located in South Brunswick, New Jersey for approximately $21.0 million.

On September 30, 2009, the Company completed the acquisition (the Acquisition) of B&N College from Leonard Riggio and Louise Riggio (the Sellers) pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Purchase Agreement). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder.

The purchase price paid to the Sellers under the Purchase Agreement was $596 million, consisting of $346 million in cash and $250 million in aggregate principal amount of the Seller Notes described in Note 2 to the Consolidated Financial Statements contained herein. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by approximately $82 million in cash bonuses paid by B&N College to 192 members of its management team and employees, not including Leonard Riggio.

On September 30, 2009, the Company entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, under which the lenders committed to provide up to $1,000,000 in commitments under a four-year asset-backed revolving credit facility (the Credit Facility) and which is secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrue interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Agreement). In addition, the Company has the option to request the increase in commitments under the Credit Agreement by up to $300,000 subject to certain restrictions.

The Credit Agreement includes a fixed charge coverage ratio requirement which would be triggered if Availability (as defined in the Credit Agreement) were to fall below (a) the greater of (i) 15% of the Loan Cap (as defined in the Credit Agreement) or (ii) $110,000. In addition the Credit Facility contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things.

The Credit Facility replaces the Company’s prior $850,000 credit agreement which had a maturity date of July 31, 2011, as well as B&N College’s $400,000 credit agreement which had a maturity date of November 13, 2011. The remaining unamortized deferred costs of $807 relating to the Company’s prior credit facility was deferred and will be amortized over the four-year term of the Credit Facility.

The Company had $325 million of outstanding debt as of October 31, 2009, compared to $126.5 million in borrowings as of November 1, 2008. This increase in debt is related to the Acquisition.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company paid quarterly cash dividends of $0.25 per share on June 30, 2009 to stockholders of record at the close of business on June 9, 2009, and on September 30, 2009 to stockholders of record at the close of business on September 9, 2009. On November 24, 2009, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on December 10, 2009, payable on December 31, 2009.

Seasonality

The Company’s business (excluding B&N College), like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the third quarter, which includes the holiday selling season. The B&N College business is also seasonal, with the major portion of sales and operating profit realized during the second and third quarters, when college students generally purchase textbooks for the upcoming semesters.

Results of Operations

13 weeks ended October 31, 2009 compared with the 13 weeks ended November 1, 2008

Sales

During the 13 weeks ended October 31, 2009, the Company’s sales increased $47.6 million, or 4.3%, to $1.161 billion from $1.113 billion during the 13 weeks ended November 1, 2008. This increase was primarily attributable to the inclusion of B&N College sales of $65.3 million generated since the date of Acquisition, as well as a $10.3 million increase in sales at Barnes & Noble.com. These increases were offset by a $21.4 million decrease in sales at Barnes & Noble stores and a $3.6 million decrease in sales at B. Dalton stores.

Barnes & Noble store sales for the 13 weeks ended October 31, 2009 decreased $21.4 million, or 2.2%, to $949.8 million from $971.2 million during the same period a year ago, and accounted for 81.8% of total Company sales. The 2.2% decrease in Barnes & Noble store sales was primarily attributable to a 3.2% or $29.0 million decrease in comparable store sales, and to closed stores that decreased sales by $20.8 million, offset by new Barnes & Noble store sales of $28.3 million.

B. Dalton sales decreased $3.6 million, or 26.7%, to $9.9 million during the 13 weeks ended October 31, 2009 from $13.5 million during the 13 weeks ended November 1, 2008. This decrease was primarily attributable to the closing of 21 stores over the last 12 months.

Barnes & Noble.com sales increased $10.3 million, or 9.4%, to $120.5 million during the 13 weeks ended October 31, 2009 from $110.2 million during the 13 weeks ended November 1, 2008. This increase to sales was due to increased traffic to the website as well as eBook sales, which commenced with the acquisition of Fictionwise in March 2009.

During the 13 weeks ended October 31, 2009, the Company opened four Barnes & Noble stores and closed three, bringing its total number of Barnes & Noble stores to 725 with 18.8 million square feet. Since the date of Acquisition, the Company added six B&N College stores and closed two, ending the period with 636 B&N College stores under contracts. At October 31, 2009, the Company operated 50 B. Dalton stores with 0.2 million square feet. As of October 31, 2009, the Company operated 1,411 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 13 weeks ended October 31, 2009, cost of sales and occupancy increased $41.5 million, or 5.3%, to $818.7 million from $777.2 million during the 13 weeks ended November 1, 2008. Cost of sales and occupancy increased as a percentage of sales to 70.5% from 69.8% the same period one year ago. Excluding B&N College cost of sales and occupancy of $50.6 million, cost of sales and occupancy increased slightly as a percentage of sales to 70.1% from 69.8% the same period one year ago. This increase was primarily attributable to the deleveraging of fixed occupancy costs on the negative comparable store sales, as well as changes in product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $10.7 million, or 3.4%, to $324.1 million during the 13 weeks ended October 31, 2009 from $313.4 million during the 13 weeks ended November 1, 2008. Selling and administrative expenses decreased as a percentage of sales to 27.9% from 28.2% during the same period one year ago. Included in selling and administrative expenses for the 13 weeks ended November 1, 2008 were an $11.6 million impairment charge for property and equipment and a $3.0 million charge related to a management resignation. Excluding these charges, selling and administrative expenses increased as a percentage of sales to 27.9% from 26.8% during the same period last fiscal year. This increase was primarily due to $8.0 million of Acquisition-related expenses and the deleveraging of fixed expenses with the negative comparable store sales.

Depreciation and Amortization

During the 13 weeks ended October 31, 2009, depreciation and amortization increased $5.0 million, or 11.2%, to $49.2 million from $44.2 million during the same period one year ago. This increase was primarily due to the inclusion of $3.9 million of B&N College depreciation and amortization, as well as additional capital expenditures for existing store maintenance, new store openings and technology investments.

Pre-opening Expenses

Pre-opening expenses decreased $2.0 million, or 61.2%, to $1.3 million during the 13 weeks ended October 31, 2009 from $3.3 million for the 13 weeks ended November 1, 2008. This decrease was primarily the result of the lower volume of Barnes & Noble new store openings.

Operating Loss

The Company’s consolidated operating loss increased $7.6 million, or 30.5%, to $32.4 million during the 13 weeks ended October 31, 2009 from $24.8 million during the 13 weeks ended November 1, 2008. This increase was primarily due to the inclusion of B&N College’s operating loss of $10.2 million, as well as the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased $2.6 million, or 200.9%, to $3.9 million during the 13 weeks ended October 31, 2009 from $1.3 million during the 13 weeks ended November 1, 2008. This increase in interest expense was primarily due to the interest expense related to the Acquisition.

Income Taxes

Income tax benefit during the 13 weeks ended October 31, 2009 was $12.4 million compared with $10.4 million during the 13 weeks ended November 1, 2008. The Company’s effective tax rate was 34.17% for the 13 weeks ended October 31, 2009 due to the estimated non-deductible portion of the Acquisition-related fees. The Company’s effective tax rate was 39.93% for the 13 weeks ended November 1, 2008.

Loss from Discontinued Operations

On February 25, 2009, the Company sold its interest in Calendar Club to Calendar Club and its chief executive officer for $7.0 million, which was comprised of $1.0 million in cash and $6.0 million in notes. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented. Accordingly, the Company reported a $2.5 million loss from discontinued operations for the 13 weeks ended November 1, 2008.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased to $0.03 million during the 13 weeks ended October 31, 2009 from $0.25 million during the 13 weeks ended November 1, 2008, and relates to the 50% outside interest in Begin Smart LLC.

Net Loss Attributable to Barnes & Noble, Inc.

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of $24.0 million or ($0.43) per diluted share during the 13 weeks ended October 31, 2009, compared with a consolidated net loss attributable to Barnes & Noble, Inc. of $18.4 million or ($0.34) per diluted share during the 13 weeks ended November 1, 2008.

Results of Operations

26 weeks ended October 31, 2009 compared with the 26 weeks ended November 1, 2008

Sales

During the 26 weeks ended October 31, 2009, the Company’s sales decreased $17.7 million, or 0.8%, to $2.317 billion from $2.334 billion during the 26 weeks ended November 1, 2008. This decrease was primarily attributable to a $79.5 million decrease in sales at Barnes & Noble stores, and a $9.2 million decrease in sales at B. Dalton stores, offset by the inclusion of B&N College sales of $65.3 million and an $11.8 million increase in sales at Barnes & Noble.com.

Barnes & Noble store sales for the 26 weeks ended October 31, 2009 decreased $79.5 million, or 3.9%, to $1.982 billion from $2.061 billion during the same period a year ago, and accounted for 85.5% of total Company sales. This decrease was primarily attributable to a 5.1% decrease in comparable store sales which decreased sales by $99.2 million and by closed stores that decreased sales by $42.2 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $62.1 million.

B. Dalton sales decreased $9.2 million, or 30.9%, to $20.5 million during the 26 weeks ended October 31, 2009 from $29.7 million during the 26 weeks ended November 1, 2008. This decrease was primarily attributable to the closing of 21 stores over the last 12 months.

Barnes & Noble.com sales increased $11.8 million, or 5.6%, to $222.5 million during the 26 weeks ended October 31, 2009 from $210.7 million during the 26 weeks ended November 1, 2008. This increase to sales was due to increased traffic to the website as well as eBook sales, which commenced with the acquisition of Fictionwise in March 2009.

During the 26 weeks ended October 31, 2009, the Company opened five Barnes & Noble stores and closed six, bringing its total number of Barnes & Noble stores to 725 with 18.8 million square feet. Since the date of Acquisition, the Company added six B&N College stores and closed two, ending the period with 636 B&N College stores under contracts. The Company closed one B. Dalton store, ending the period with 50 B. Dalton stores with 0.2 million square feet. As of October 31, 2009, the Company operated 1,411 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

During the 26 weeks ended October 31, 2009, cost of sales and occupancy decreased $5.3 million, or 0.3%, to $1.619 billion from $1.624 billion during the 26 weeks ended November 1, 2008. Cost of sales and occupancy increased slightly as a percentage of sales to 69.9% from 69.6% the same period one year ago. Excluding B&N College cost of sales and occupancy of $50.6 million, cost of sales and occupancy remained flat as a percentage of sales of 69.6% during the 26 weeks ended October 31, 2009 and November 1, 2008. This was accomplished primarily due to lower distribution expenses, particularly in freight and payroll, as well as favorable product mix, offset by the deleveraging of fixed occupancy costs on the negative comparable store sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.4 million, or 0.1%, to $612.8 million during the 26 weeks ended October 31, 2009 from $613.2 million during the 26 weeks ended November 1, 2008. Selling and administrative expenses increased slightly as a percentage of sales to 26.5% from 26.3% during the same period one year ago. Excluding B&N College selling and administrative expenses of $20.9 million, selling and administrative expenses remained flat as a percentage of sales of 26.3% during the 26 weeks ended October 31, 2009 and November 1, 2008. This was accomplished primarily due to planned cost reductions. Included in selling and administrative expenses for the 26 weeks ended November 1, 2008 were an $11.6 million impairment charge for property and equipment and a $3.0 million charge related to a management resignation. Included in selling and administrative expenses for the 26 weeks ended October 31, 2009 were a $6.7 million benefit related to an insurance settlement, offset by $10.0 million of Acquisition-related costs. Excluding these charges, selling and administrative expenses increased as a percentage of sales to 26.4% from 25.6% during the same period last fiscal year. This increase was primarily due to deleveraging of fixed expenses with the negative comparable store sales.

Depreciation and Amortization

During the 26 weeks ended October 31, 2009, depreciation and amortization increased $7.3 million, or 8.5%, to $94.0 million from $86.7 million during the same period last year. This increase was primarily due the inclusion of $3.9 million of B&N College depreciation and amortization, as well as the depreciation on the additional capital expenditures for existing store maintenance, technology investments and new store openings.

Pre-opening Expenses

Pre-opening expenses decreased $3.5 million, or 54.0%, to $3.0 million during the 26 weeks ended October 31, 2009 from $6.5 million for the 26 weeks ended November 1, 2008. This decrease in pre-opening expenses was primarily the result of the lower volume of new Barnes & Noble store openings.

Operating Profit (Loss)

The Company’s consolidated operating loss increased $15.9 million to $11.8 million during the 26 weeks ended October 31, 2009 from an operating profit of $4.1 million during the 26 weeks ended November 1, 2008. This increase was primarily due to the inclusion of B&N College’s operating loss of $10.2 million, as well as the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

Net interest expense and amortization of deferred financing fees increased $1.9 million, or 77.2%, to $4.2 million during the 26 weeks ended October 31, 2009 from $2.4 million during the 26 weeks ended November 1, 2008. This increase in interest expense was primarily due to the interest expense related to the Acquisition.

Income Taxes

Income tax benefit during the 26 weeks ended October 31, 2009 was $4.3 million compared with income tax expense of $0.7 million during the 26 weeks ended November 1, 2008. The Company’s effective tax rate was 26.94% for the 26 weeks ended October 31, 2009 due to the estimated non-deductible portion of the Acquisition-related fees. The Company’s effective tax rate was 42.29% for the 26 weeks ended November 1, 2008.

Loss from Discontinued Operations

On February 25, 2009, the Company sold its interest in Calendar Club to Calendar Club and its chief executive officer for $7.0 million, which was comprised of $1.0 million in cash and $6.0 million in notes. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented. Accordingly, the Company reported a $3.8 million loss from discontinued operations for the 26 weeks ended November 1, 2008.

Net (Income) Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests during the 26 weeks ended October 31, 2009 was $0.004 million compared with net income attributable to noncontrolling interests of $0.18 million during the 26 weeks ended November 1, 2008, and relates to the 50% outside interest in Begin Smart LLC.

Net Loss Attributable to Barnes & Noble, Inc.

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of $11.7 million or ($0.21) per diluted share during the 26 weeks ended October 31, 2009, compared with a consolidated net loss attributable to Barnes & Noble, Inc. of $3.0 million or ($0.05) per diluted share during the 26 weeks ended November 1, 2008.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of October 31, 2009, November 1, 2008 and May 2, 2009, 82%, 100% and 100%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At October 31, 2009, the Company had $852.3 million of property and equipment, net of accumulated depreciation, and $273.0 million of amortizable intangible assets, net of amortization, accounting for approximately 27.4% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360-10). The Company evaluates long-lived assets for impairment at the individual Barnes & Noble store level, except for B&N College long-lived assets, which are evaluated for impairment at the university contract combined store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Goodwill and Unamortizable Intangible Assets. At October 31, 2009, the Company had $524.1 million of goodwill and $314.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 20.4% of the Company’s total assets. ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. Changes in market conditions, among other factors, could have a material impact on these estimates.

Gift Cards. The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards, and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company also sells online gift certificates for use solely on Barnes & Noble.com, which are treated the same way as gift cards.

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

Disclosure Regarding Forward-Looking Statements

This report may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer or telephone systems, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in this Form 10-Q and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 31, 2009, the Company’s cash and cash equivalents totaled approximately $95.7 million.

Additionally, the Company may from time to time borrow money under its Credit Facility at various interest-rate options based on the Base Rate or the LIBO Rate (a publicly published rate), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Credit Facility. The Company had $325.0 million in borrowings outstanding on October 31, 2009, as compared with $126.5 million in borrowings outstanding on November 1, 2008.

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

In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, the Company will exclude B&N College from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 1, 2010.

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

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by Barnes & Noble, Inc. (the Company). Preliminary approval of the settlement was granted by the court on June 10, 2009 and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. Should any of these appeals be successful and the approval of the settlement overturned, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiffs’ class certification motion was filed on October 19, 2009. The Company’s response was filed on November 30, 2009, and the hearing on the class certification motion is scheduled for January 20, 2010. The Court has set a trial date of August 10, 2010.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, Barnes & Noble Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information has commenced.

Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint, to which the Company will respond in due course. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a consolidated complaint was filed in the Consolidated Cases. The Company and defendants have sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions are pending.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against barnesandnoble.com llc in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with barnesandnoble.com’s development of its nook™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of nook™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits.

Item 1A. Risk Factors

The Company is replacing the risk factors from its Annual Report on Form 10-K for the fiscal year ended January 31, 2009 in their entirety with the following risk factors. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones faced by the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may impair the Company’s business operations. If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refers to Barnes & Noble, Inc. and its subsidiaries, including Barnes & Noble College Booksellers, LLC, (2) “Barnes & Noble” refers to Barnes & Noble, Inc. and its subsidiaries excluding Barnes & Noble College Booksellers, LLC, and (3) “B&N College” refers to Barnes & Noble College Booksellers, LLC.

Risks related to all of the Company’s businesses

The Company’s businesses are dependent on the overall economic environment and consumer spending patterns.

The Company’s businesses have been adversely impacted by the economic downturn in the United States over the last two years which, among other things, has decreased discretionary consumer spending. Barnes & Noble’s sales are primarily dependent upon discretionary consumer spending, which is affected by the overall economic environment, consumer confidence and other factors beyond its control. In addition, Barnes & Noble’s sales are dependent in part on the strength of new release products which are controlled by publishers and other suppliers. The economic downturn over the last two years has led to declines in consumer traffic and spending patterns, adversely impacting Barnes & Noble’s financial performance. The effect of the economic downturn on other retailers in shopping malls in which Barnes & Noble is located also may adversely affect Barnes & Noble. For example, if the downturn leads to one or more vacancies in a shopping mall, traffic to its store in the mall may decrease. B&N College’s sales are also affected by the overall economic environment, although historically the effect has been less significant than in the Barnes & Noble retail stores. Students also may spend less on textbooks and other general merchandise in a difficult economic environment. B&N College’s business is also dependent on, among other things, college and university funding, which may be negatively impacted in an economic downturn. The economic downturn has adversely impacted B&N College’s business during the past fiscal year. A continuation or further decline of the current economic environment could have a material adverse effect on the Company’s financial condition and operating results, as well as the Company’s ability to fund its growth or its strategic business initiatives.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company may not grow its sales or net income unless it successfully implements its business strategies, and its sales and net income may decline.

The Company’s core business is its operation of Barnes & Noble retail stores across the United States, and it derived well over a majority of its sales and net income from Barnes & Noble retail stores in its most recent fiscal year. Management generally believes that the Company’s retail stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and may close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot assure you that its business strategies will be successful.

Increases in the complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

Increases in the complexity of the Company’s business could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions, and there can be no assurance that the Company will be able to manage it effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as it employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit its growth. If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm its business.

The Company faces the risk of disruption of supplier relationships and/or supply chain.

The products that the Company sells originate from a wide variety of domestic and international vendors. During the 52 weeks ended January 31, 2009, Barnes & Noble’s five largest suppliers accounted for approximately 49 percent of the dollar value of merchandise purchased. During the 52 weeks ended May 2, 2009, B&N College’s five largest suppliers accounted for approximately 62 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, most vendors may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Furthermore, the Barnes & Noble and B&N College businesses are each dependent on the continued supply of trade books, in the case of Barnes & Noble, and textbooks, in the case of B&N College. The publishing industry generally has suffered due, among other things, to changing consumer preferences away from the print medium and due to the difficult economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity.

The Company’s businesses rely on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Chief Executive Officer, Mitchell S. Klipper, Chief Operating Officer, Joseph J. Lombardi, Chief Financial Officer, William J. Lynch, Jr., President of Barnes & Noble.com, and Max J. Roberts, President of B&N College, as well as certain other key officers of the Company and its subsidiaries. The loss of the services of any of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

The Company’s businesses could be adversely impacted if it is unsuccessful in making and integrating acquisitions it has made or may decide to pursue.

To enhance the Company’s efforts to grow and compete, from time to time it has engaged in acquisitions and entered into joint ventures, and it may engage in acquisitions or enter into joint ventures in the future. For example, on September 30, 2009, the Company acquired B&N College. Any future acquisitions are subject to the Company’s ability to identify attractive opportunities and to negotiate favorable terms for them. Accordingly, the Company cannot assure you that future acquisitions will be completed, or that if completed, they will be successful. These transactions create risks such as: (1) disruption of the Company’s ongoing business, including loss of management focus on existing businesses; (2) the dilution of the equity interest of the Company’s stockholders; (3) problems retaining key personnel; (4) increased debt to finance any transaction and additional operating losses, debt and expenses of the businesses the Company acquires; (5) the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (6) the difficulty of implementing at acquired companies the controls, procedures and policies appropriate for a larger public company; and (7) potential unknown liabilities associated with an acquired company. In addition, valuations supporting the Company’s acquisitions could change rapidly given the current global economic climate. The Company could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact its financial condition.

The Company’s businesses are seasonal.

The Company’s businesses are seasonal. For the Company’s businesses other than B&N College, sales are generally highest in the third fiscal quarter and lowest in the fourth fiscal quarter. For the 52 weeks ended January 31, 2009, 32% of sales and 98% of operating income of Barnes & Noble were generated in what is now its third fiscal quarter. Operating results in the Company’s businesses other than B&N College depend significantly upon the holiday selling season in the third fiscal quarter. The B&N College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. During the 52 weeks ended May 2, 2009, 77% of sales and 170% of operating income of B&N College were generated in the second and third fiscal quarters combined. Less than satisfactory net sales for any fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year and may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

The Company’s results of operations may fluctuate from quarter to quarter, which could affect the Company’s business, financial condition and results of operations.

The Company’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond its control. These factors include the timing of new product releases, the timing of store openings or closings, the addition or termination of B&N College contracts to manage bookstores for colleges and universities, the timing of the start of college and university semesters, shifts in the timing of certain promotions and the effect of impairments on the Company’s assets. These and other factors could affect the Company’s business, financial condition and results of operations, and this makes the prediction of the Company’s financial results on a quarterly basis difficult. Also, it is possible that the Company’s quarterly financial results may be below the expectations of public market analysts and investors.

The Company may not be able to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

The Company regards its trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its success, and it relies on trademark, copyright and patent law, domain name regulations, trade secret protection and confidentiality or license agreements to protect its proprietary rights. Laws and regulations may not protect its trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

The Company may not be able to discover or determine the extent of any unauthorized use of its proprietary rights. The protection of the Company’s intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps it takes to protect its intellectual property may not adequately protect its rights or prevent third parties from infringing or misappropriating its proprietary rights. The Company also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

Other parties also may claim that the Company infringes their proprietary rights. The Company has been and is currently subject to, and expects to continue to be subject to,

claims and legal proceedings regarding alleged infringement by it of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company or the payment of damages. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company, or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property it does not own in providing services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose primary business appears to be to assert such claims.

The Company’s digital content offerings, including nook™, depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that it uses is compromised or otherwise malfunctions, the Company could be subject to claims, and content providers may be unwilling to include their content in its service.

The Company faces data security risks with respect to personal information.

The Company’s business involves the receipt and storage of personal information about customers and employees. The Company’s use of personal information is regulated at the international, federal and state levels. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If the Company fails to comply with these laws and regulations, it could be subjected to legal risk. In addition, even if the Company fully complies with all laws and regulations and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. On August 5, 2008, eleven individuals were charged with, among other things, identity theft. A number of these individuals subsequently pleaded guilty to various charges. The Company was listed as one of several retailers that were targeted by these hackers. The Company reviewed this matter and provided information to the authorities in connection with their investigation.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates will limit its stockholders’ ability to influence corporate matters and may involve other risks.

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, the Company’s Vice Chairman and Chief Executive Officer, are brothers and together were the beneficial owners of an aggregate of approximately 32.5% of the Company’s outstanding capital stock as of November 30, 2009, a majority of which was beneficially owned solely by Leonard Riggio. This concentrated control limits the Company’s other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of the notes issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

The Company’s business could be impacted by changes in international, federal, state or local laws, rules or regulations.

Changes in international, federal, state or local laws, rules or regulations, including but not limited to laws, rules or regulations related to employment, wages, data privacy, information security, intellectual property, taxes, products, product safety, health and safety, and imports and exports, could increase the Company’s costs of doing business or otherwise impact the Company’s business.

Changes in sales and other tax collection regulations could harm the Company’s business.

Barnes & Noble and B&N College collected sales tax on the majority of the products and services that they sold in their respective prior fiscal years that were subject to sales tax, and they generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere herein reflect the best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, there can be no assurance that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, the Company’s businesses may be subject to claims for not collecting sales tax on the products and services it currently sells for which sales tax is not collected.

The Company’s shareholder rights plan, classified board of directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third party to acquire control of the Company. This could have a negative effect on the price of the Company’s common stock.

The Company has a shareholder rights plan, a classified board of directors and other takeover defenses in its certificate of incorporation and by-laws. These defenses could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These deterrents could adversely affect the price of the Company’s common stock and make it difficult to remove or replace members of the Board of Directors or management of the Company.

The Company received inquiries by the SEC and the Office of the U.S. Attorney for the Southern District of New York with respect to its option grant practices.

In July 2006, the SEC commenced an informal inquiry into the Company’s stock option granting practices, and in August 2006, the Office of the U.S. Attorney for the Southern District of New York also requested information on this subject. A Special Committee appointed by the Company’s Board of Directors, consisting of Patricia Higgins, reviewed all of the stock option grants by the Company and its wholly owned subsidiary, Barnes & Noble.com, during the period from 1996 through 2006 and engaged independent outside counsel and an independent forensic auditor to assist in this matter. On April 2, 2007, the Special Committee presented its findings and recommendations to the Company’s Board of Directors, as reported in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2007, which the Company later adopted. Although the Special Committee’s advisors have not had any discussion with the SEC or the Office of the U.S. Attorney with respect to their inquiries since 2007, the Company does not know what further actions the SEC or the Office of the U.S. Attorney may take and what, if any, actions may be required by the Company with regard to these two inquiries.

Risks related to the Company’s Barnes & Noble businesses

Intense competition from traditional retail sources, the Internet and suppliers of digital content may adversely affect Barnes & Noble’s businesses.

The book business is highly competitive in every channel in which Barnes & Noble competes. Barnes & Noble retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. nook™ competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. It faces competition from many online businesses, notably Amazon.com. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in Barnes & Noble retail stores. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart, some of which may have greater financial and other resources and different business strategies than Barnes & Noble does. Barnes & Noble retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. The music and movie businesses are also highly competitive, and Barnes & Noble faces competition from mass merchants, discounters, the Internet and digital distribution. In addition, Barnes & Noble faces competition from the expanding market for electronic books or “eBooks”, eBook readers and digital distribution of content. New and enhanced technologies, including new digital technologies and new web services technologies, may increase Barnes & Noble’s competition. Competition may also intensify as Barnes & Noble’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce Barnes & Noble’s sales and profits.

If Barnes & Noble is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of Barnes & Noble’s retail stores are located in leased premises. Barnes & Noble’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Barnes & Noble has approximately 400 leases up for renewal by January 31, 2014, with over half of these renewals scheduled for fiscal year 2012 and fiscal year 2013. If the cost of leasing existing retail stores increases, the Company may not be able to maintain its existing store locations as leases expire. In addition, Barnes & Noble may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. Barnes & Noble’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case with attractive terms.

Barnes & Noble faces various risks as an Internet retailer and as a digital retailer.

Barnes & Noble may require additional capital in the future to sustain or grow Barnes & Noble’s online and digital businesses. Business risks related to its online and digital businesses include risks associated with the need to keep pace with rapid technological change, risks associated with the timing of the adoption of new digital products or platforms, Internet security risks, risks of system failure or inadequacy, supply chain risks, government regulation and legal uncertainties with respect to the Internet and digital content, risks related to data privacy and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on Barnes & Noble’s business.

Barnes & Noble faces the risk of a shift in consumer spending patterns to Internet retailers and digital content.

As technology evolves and consumers shift spending patterns to digital content, Barnes & Noble has entered parts of the online and digital markets in which it has limited experience, and may do so again in the future. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for traditional product lines. The gross margin for Barnes & Noble’s online sales is generally lower than for sales in its retail stores. Although Barnes & Noble has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. Barnes & Noble also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically Barnes & Noble offered a selection of music products in its retail stores, but has had to decrease such selection because of the increased competition from the download of digital music. These challenges may negatively affect its operating results.

Barnes & Noble’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

Barnes & Noble may have limited or no experience in its newer market segments, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its nook™ eBook reader, as well as new gift products, educational toys and games and Barnes & Noble@school products. Some of these offerings may present new and difficult technology challenges, and Barnes & Noble may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, Barnes & Noble’s gross profits in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

Barnes & Noble depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

nook™, the Company’s eBook reader, is manufactured by a third-party manufacturer outside the United States and relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While Barnes & Noble’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or Barnes & Noble’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, Barnes & Noble may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect its reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, Barnes & Noble’s financial condition and operating results could be adversely affected.

Government regulation of the Internet, online commerce and digital content is evolving and unfavorable changes could harm Barnes & Noble’s business.

Barnes & Noble is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, online commerce and digital content and products. Existing and future laws and regulations may impede the growth of the Internet, digital content distribution or other online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to Barnes & Noble’s services, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for Barnes & Noble’s products and services and increase its cost of doing business.

Barnes & Noble relies on third-party digital content and applications, which may not be available to Barnes & Noble on commercially reasonable terms or at all.

Barnes & Noble contracts with certain third parties to offer their digital content on nook™ and through its eBookstore. Its licensing arrangements with these third parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for Barnes & Noble to license their content in the future. Other content owners, providers or distributors may seek to limit Barnes & Noble’s access to, or increase the total cost of, such content. If Barnes & Noble is unable to offer a wide variety of content at reasonable prices with acceptable usage rules, its financial condition and operating results may be materially adversely affected.

Risks related to B&N College

B&N College faces competition in its markets, which could adversely impact B&N College’s sales and profits.

A large number of actual or potential competitors exist for B&N College’s sales. Sales and profits could be adversely impacted if B&N College experiences increased competition in the markets in which it currently operates or in markets in which it will operate in the future. One of the primary sources of competition for B&N College is off-campus bookstores. B&N College is also experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers selling directly to students; print-on-demand textbooks; and CD-ROMs. Alternative sources of textbooks and course-related information have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and course-related information could significantly reduce college students’ use of college bookstores or the use of traditional textbooks and thus adversely impact B&N College’s sales and profits. B&N College is experiencing growing competition from technology-enabled student-to-student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the sale of textbooks through college bookstores and sales of inventory back to suppliers. A significant increase in the number of these transactions could adversely impact B&N College’s sales and profits.

B&N College may not be able to successfully enter into new contracts to manage additional college bookstores, which could adversely impact its ability to grow sales and profits.

An important part of B&N College’s business strategy is to expand sales for its college bookstore operations by being awarded additional contracts to manage bookstores for colleges and universities. To obtain new contracts, B&N College is primarily dependent on colleges and universities which currently manage their own college bookstores being willing to outsource the management of these bookstores to a third party and, to a much lesser extent, on opportunities to become a new provider for a college or university which already outsources its bookstore operations. The decision to outsource bookstore operations in the first place, or to change providers, is primarily based on internal factors at the colleges and universities, such as funding, current service levels and employee matters, all of which are beyond B&N College’s control. B&N College’s industry is competitive and it may not be successful in winning such competition.

B&N College contracts for existing or additional college bookstores may not be profitable.

The anticipated strategic benefits of new and additional college and university bookstores may not be realized or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on its operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of its competitors and customers. Because the terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates which may not be accurate, including for reasons outside of its control, B&N College has contracts which are not profitable, and may have such contracts in the future. Even if B&N College has the right to terminate a contract, it may be reluctant to do so even when a contract is unprofitable due, among other factors, to the potential effect on B&N College’s reputation. Accordingly, the Company’s operating results may be negatively impacted.

B&N College may not be able to successfully retain or renew its managed bookstore contracts on profitable terms, which could adversely impact B&N College’s profit margins.

As B&N College expands its operations, it will be competing for the retention of existing store contracts and renewal of those contracts as they expire. B&N College’s contracts are typically for three to five years, although some tenures are as long as ten to fifteen years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. B&N College may not be successful in retaining its current contracts, renewing its current contracts, or renewing its current contracts on terms that provide it the opportunity to improve or maintain the profitability of managing the store. If B&N College is unable to successfully retain or renew its contracts on profitable terms, or at all, its profit margins could be adversely impacted.

B&N College’s business may be impacted by funding levels at colleges and universities.

Funding of colleges and universities may be negatively impacted by a number of factors, including economic downturns, changes in government funding, shifting priorities and decreases in college and university enrollments. B&N College’s ability to retain, renew or enter into new contracts to manage college and university bookstores and the sales and profitability of B&N College contract-managed bookstores may be negatively impacted by a decrease in funding levels at colleges and universities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2009 – August 31, 2009	2,811	$21.05	—	$2,470,561
September 1, 2009 – September 30, 2009	937	$21.67	—	$2,470,561
October 1, 2009 – October 31, 2009	29,055	$20.96	—	$2,470,561

Total	32,803	$20.99	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan. The 2004 Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of October 31, 2009.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 31, 2009, the Company has repurchased 33,213,383 shares at a cost of approximately $1,050.8 million. The repurchased shares are held in treasury.

Item 6. Exhibits

(a) Exhibits filed with this Form 10-Q:

2.1	Stock Purchase Agreement dated as of August 7, 2009 among Barnes & Noble, Inc., Leonard Riggio and Louise Riggio, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 10, 2009.

3.1	Amendment to Amended and Restated By-laws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2009.

10.1	Amended and Restated Commitment Letter dated August 7, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2009.

10.2	Credit Agreement dated September 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2009.

10.3	Senior Subordinated Seller Note dated September 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 1, 2009.

10.4	Junior Subordinated Seller Note dated September 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 1, 2009.

15.1[1]	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi Chief Financial Officer (principal financial officer)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom Vice President, Corporate Controller (principal accounting officer)

December 10, 2009

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of August 7, 2009 among Barnes & Noble, Inc., Leonard Riggio and Louise Riggio, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 10, 2009.

3.1	Amendment to Amended and Restated By-laws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2009.

10.1	Amended and Restated Commitment Letter dated August 7, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2009.

10.2	Credit Agreement dated September 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2009.

10.3	Senior Subordinated Seller Note dated September 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 1, 2009.

10.4	Junior Subordinated Seller Note dated September 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 1, 2009.

15.1[1]	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed herein.