Form 10-Q
period 2010-01-30
BARNES & NOBLE INC
filed 2010-03-11
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2010

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

As of February 28, 2010, 57,558,325 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 1,337,640 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

January 30, 2010

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Sales	$2,174,542	1,631,616	4,491,118	3,965,922
Cost of sales and occupancy	1,558,871	1,108,899	3,177,403	2,732,683

Gross profit	615,671	522,717	1,313,715	1,233,239

Selling and administrative expenses	411,443	334,437	1,024,238	947,661
Depreciation and amortization	57,068	45,546	151,091	132,244
Pre-opening expenses	399	1,783	3,381	8,259

Operating profit	146,761	140,951	135,005	145,075
Interest expense, net and amortization of deferred financing fees	13,849	751	18,097	3,149

Income from continuing operations before taxes	132,912	140,200	116,908	141,926
Income taxes	52,523	55,235	48,212	55,965

Income from continuing operations (net of income tax)	80,389	84,965	68,696	85,961
Loss from discontinued operations (net of income tax)	—	(4,020)	—	(7,848)

Net income	80,389	80,945	68,696	78,113
Net loss attributable to noncontrolling interests	14	207	18	30

Net income attributable to Barnes & Noble, Inc.	$80,403	81,152	68,714	78,143

Income attributable to Barnes & Noble, Inc.
Income from continuing operations	$80,389	84,965	68,696	85,961
Less loss attributable to noncontrolling interests	14	207	18	30

Income from continuing operations attributable to Barnes & Noble, Inc.	$80,403	85,172	68,714	85,991

Basic earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$1.40	1.50	1.20	1.52
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.07)	—	(0.14)

Net income attributable to Barnes & Noble, Inc.	$1.40	1.43	1.20	1.39

Diluted earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$1.38	1.49	1.18	1.49
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.07)	—	(0.14)

Net income attributable to Barnes & Noble, Inc.	$1.38	1.42	1.18	1.35

Weighted average common shares outstanding
Basic	55,365	54,602	55,260	54,404
Diluted	56,003	54,964	56,074	55,526

Dividends declared per common share	$0.25	0.25	0.75	0.75

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 30, 2010	January 31, 2009	May 2, 2009
	(unaudited)	(audited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,178	281,608	86,594
Receivables, net	246,592	80,998	70,721
Merchandise inventories	1,518,414	1,203,471	1,233,756
Prepaid expenses and other current assets	90,554	121,102	121,563
Current assets of discontinued operations	—	30,199	—

Total current assets	1,895,738	1,717,378	1,512,634

Property and equipment:
Land and land improvements	8,617	9,298	9,298
Buildings and leasehold improvements	1,202,702	1,096,801	1,102,439
Fixtures and equipment	1,584,456	1,385,454	1,331,524

	2,795,775	2,491,553	2,443,261
Less accumulated depreciation and amortization	1,977,781	1,670,839	1,642,517

Net property and equipment	817,994	820,714	800,744

Goodwill	522,702	240,008	254,842
Intangible assets, net	584,713	83,443	82,691
Other noncurrent assets	65,094	8,000	13,368
Noncurrent assets of discontinued operations	—	8,321	—

Total assets	$3,886,241	2,877,864	2,664,279

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 30, 2010	January 31, 2009	May 2, 2009
	(unaudited)	(audited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,184,915	746,599	698,315
Accrued liabilities	859,169	704,343	587,454
Short-term note payable	100,000	—	—
Current liabilities of discontinued operations	—	18,807	—

Total current liabilities	2,144,084	1,469,749	1,285,769

Deferred taxes	274,728	79,170	79,369
Other long-term liabilities	516,914	393,006	387,318
Noncurrent liabilities of discontinued operations	—	12,713	—

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 88,631, 87,681 and 88,225 shares issued, respectively	89	88	88
Additional paid-in capital	1,284,189	1,262,358	1,274,454
Accumulated other comprehensive loss	(12,015)	(14,503)	(12,015)
Retained earnings	727,516	721,200	697,042
Treasury stock, at cost, 33,215, 33,066 and 33,148 shares, respectively	(1,050,828)	(1,047,529)	(1,049,328)

Total Barnes & Noble, Inc. shareholders’ equity	948,951	921,614	910,241

Noncontrolling interest	1,564	1,612	1,582

Total shareholders’ equity	950,515	923,226	911,823

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,886,241	2,877,864	2,664,279

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 30, 2010

(In thousands)

(unaudited)

		Barnes & Noble, Inc. Shareholders’ Equity
	Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total

Balance at May 2, 2009	$1,582	88	1,274,454	(12,015)	697,042	(1,049,328)	$911,823

Comprehensive income:
Net income (loss)	(18)	—	—	—	68,714	—

Total comprehensive income							68,696

Exercise of 202 common stock options	—	1	2,944	—	—	—	2,945
Stock options and restricted stock tax benefits	—	—	(271)	—	—	—	(271)
Stock-based compensation expense	—	—	11,829	—	—	—	11,829
Sale of Calendar Club (See Note 9)	—	—	(4,767)	—	4,767	—	—
Cash dividend paid to stockholders	—	—	—	—	(43,007)	—	(43,007)
Treasury stock acquired, 67 shares	—	—	—	—	—	(1,500)	(1,500)

Balance at January 30, 2010	$1,564	89	1,284,189	(12,015)	727,516	(1,050,828)	$950,515

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars)

(unaudited)

	39 weeks ended
	January 30, 2010	January 31, 2009

Cash flows from operating activities:
Net income	$68,696	78,113
Net loss from discontinued operations	—	(7,848)

Net income from continuing operations	68,696	85,961
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	155,406	132,635
Stock-based compensation expense	11,829	15,677
Property and equipment impairment charge	11,083	11,715
Deferred taxes	2,045	(1,086)
Loss (gain) on disposal of property and equipment	(21)	3,306
Increase (decrease) in other long-term liabilities	(25,552)	141
Changes in operating assets and liabilities, net	67,908	292,395

Net cash flows from operating activities	291,394	540,744

Cash flows from investing activities:
Acquisition of Barnes & Noble College Booksellers, Inc. (net of cash acquired)	(178,982)	—
Purchases of property and equipment	(77,392)	(153,874)
Acquisition of assets of Tikatok Inc. (net of cash acquired)	(2,261)	—
Net increase in other noncurrent assets	(1,603)	(1,152)

Net cash flows from investing activities	(260,238)	(155,026)

Cash flows from financing activities:
Net increase (decrease) in credit facility	—	(86,700)
Proceeds from exercise of common stock options	2,945	6,826
Excess tax benefit from stock-based compensation	1,059	429
Purchase of treasury stock	(1,500)	(1,732)
Cash dividend paid to shareholders	(43,007)	(42,281)
Financing fees paid related to debt used to acquire Barnes & Noble College Booksellers, Inc.	(37,069)	—

Net cash flows from financing activities	(77,572)	(123,458)

Net (decrease) increase in cash and cash equivalents	(46,416)	262,260

Cash and cash equivalents at beginning of period	86,594	19,348

Cash and cash equivalents at end of period	$40,178	281,608

Changes in operating assets and liabilities, net:
Receivables, net	$(19,317)	4,317
Merchandise inventories	80,519	152,871
Prepaid expenses and other current assets	40,523	3,444
Accounts payable and accrued liabilities	(33,817)	131,763

Changes in operating assets and liabilities, net	$67,908	292,395

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest paid	$10,326	2,922
Income taxes (net of refunds)	$2,526	(1,265)

Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$1,409,188	—
Liabilities assumed (including Seller Notes, see Note 2)	1,227,945	—

Cash paid	$181,243	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 30, 2010 and the results of its operations and its cash flows for the 13 and 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended January 31, 2009 (fiscal 2008) as well as the Form 8-K/A the Company filed with the United States Securities and Exchange Commission (the SEC) on December 9, 2009 in connection with the Company’s acquisition of Barnes & Noble College Booksellers, Inc. (B&N College). The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 6, Revenue Recognition, Note 11, Earnings per Share, and Note 12, Noncontrolling Interest.

On September 29, 2009, the Board of Directors of Barnes & Noble, Inc. authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective on September 30, 2009 upon the closing of the acquisition of B&N College by Barnes & Noble, Inc. (the Acquisition), gives the Company and B&N College the same fiscal year (see Note 2). The change was intended to better align the Company’s fiscal year with the business cycles of both Barnes & Noble, Inc. and B&N College. As a result of the change in fiscal year, the Company’s 2010 fiscal year began on May 3, 2009 and will end on May 1, 2010 (fiscal 2010).

As a result of the change in fiscal year, the Company filed a transition report on Form 10-Q with the SEC on November 9, 2009, covering the transition period from February 1, 2009 to May 2, 2009.

The Company performed an evaluation on the effect of the Acquisition on the identification of operating segments, considering the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it now has two operating segments: B&N Retail and B&N College.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 30, 2010 are not indicative of the results to be expected for the 52 weeks ending May 1, 2010 (fiscal 2010).

(1) Credit Facility

On September 30, 2009, the Company entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, under which the lenders committed to provide up to $1,000,000 in commitments under a four-year asset-backed revolving credit facility (the Credit Facility) and which is secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrue interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Agreement). In addition, the Company has the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

option to request the increase in commitments under the Credit Agreement by up to $300,000, subject to certain restrictions.

The Credit Agreement includes a fixed charge coverage ratio requirement which would be triggered if Availability (as defined in the Credit Agreement) were to fall below (a) the greater of (i) 15% of the Loan Cap (as defined in the Credit Agreement) or (ii) $110,000. In addition, the Credit Facility contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things.

The Company paid $37,069 for advisory and arrangement fees related to the Credit Facility, which are being amortized over the four-year life of the Credit Facility.

The Credit Facility replaces the Company’s prior $850,000 credit agreement which had a maturity date of July 31, 2011, as well as B&N College’s $400,000 credit agreement which had a maturity date of November 13, 2011. The remaining unamortized deferred costs of $807 relating to the Company’s prior credit facility were deferred and are being amortized over the four-year term of the Credit Facility.

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

On September 30, 2009, in connection with the closing of the Acquisition described above, the Company issued the Sellers (i) a senior subordinated note in the principal amount of $100,000, payable in full on December 15, 2010, with interest of 8% per annum payable on the unpaid principal amount (the Senior Seller Note), and (ii) a junior subordinated note in the principal amount of $150,000, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount (the Junior Seller Note; and together with the Senior Seller Note, the Seller Notes). On December 22, 2009, the Company consented to the pledge and assignment of the Senior Seller Note by the Sellers as collateral security.

The purchase price paid to the Sellers under the Purchase Agreement was $596,000, consisting of $346,000 in cash and $250,000 in Seller Notes. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by $82,352 in cash bonuses paid by B&N College to 192 members of its

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

management team and employees, not including Leonard Riggio. The Company financed the Acquisition through $250,000 of seller financing, $150,000 from the Credit Facility and the remainder from both the Company’s and B&N College’s cash on hand.

The Acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Acquisition-related expenses totaled $10,400 and have been recorded as selling and administrative expenses in the Company’s consolidated statement of operations for the 39 weeks ended January 30, 2010. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired net assets and resulting adjustment to goodwill:

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

Amortization of Fair Value Ascribed to Customer Relationships

Historical customer attrition rates imply a life of 50 years; however the useful life was shortened to 25 years since the majority of the value of discounted cash flows are captured in this period. The $255,000 will be amortized evenly over the 25-year period. The Company recorded $2,550 and $3,400 in amortization during the 13 and 39 weeks ended January 30, 2010, respectively, related to these intangibles.

The Company also recorded a short-term deferred tax liability of $24,534 and a long-term deferred tax liability of $203,151 related to the difference between the book basis and the tax basis of the net assets acquired. In addition, the Company stepped up the value of other assets and liabilities, resulting in goodwill of $265,933, which is not deductible for income tax purposes.

The following unaudited condensed financial information of B&N College since the date of the Acquisition of September 30, 2009 was included in the Company’s consolidated results of operations for the 13 and 39 weeks ended January 30, 2010:

	13 weeks ended January 30, 2010	39 weeks ended January 30, 2010
Sales	$565,955	$631,209
Net income	$21,105	$14,879

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

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

	13 weeks ended		39 weeks ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Sales	$2,174,542	$2,190,580	$5,467,216	$5,553,681

Net income from continuing operations attributable to Barnes & Noble, Inc.	$80,403	$101,743	$85,606	$123,186

Income from continuing operations attributable to Barnes & Noble, Inc. per common share
Basic	$1.40	$1.79	$1.49	$2.18
Diluted	$1.38	$1.78	$1.47	$2.14

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

In accordance with ASC 280, Disclosures about Segments of an Enterprise and Related Information, the Company performed an evaluation on the effect of the Acquisition on the identification of operating segments, considering the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it now has two operating segments: B&N Retail and B&N College. See Note 16 for more detail on segment information.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(3) Tikatok Acquisition

On September 24, 2009, the Company acquired the net assets of Tikatok Inc. (Tikatok) for $2,305 in cash. Tikatok is an online platform where parents and their children and others can write, illustrate, and publish stories into hardcover and paperback books. On its website, Tikatok makes available, among other things, its patent-pending StorySparks™ system, which helps to walk children through the process of creating and writing stories and expands the Company’s reach to additional parents, educators and librarians. In addition to the closing purchase price, the Company has made and may make bonus and/or earn out payments if certain performance targets are met over the next four years.

The Tikatok acquisition was accounted for as a business purchase pursuant to ASC 805. In accordance with ASC 805-20, the purchase price has been allocated to assets based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired net assets and resulting adjustment to goodwill:

Cash Paid	$2,305

Allocation of purchase price:
Current assets	$46
Trade name	70
Technology	240
Non-current assets	2
Goodwill	1,947

Total assets acquired	$2,305
Liabilities assumed	—

$2,305

Acquired intangible assets consisted of the trade name and technology. The trade name is being amortized on a straight-line basis over 3 years. Acquired technology is being amortized on a straight-line basis over 5 years. The goodwill recognized is expected to be deductible for income tax purposes.

The results of operations for the period subsequent to the Tikatok acquisition are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Tikatok at the beginning of fiscal 2010 and fiscal 2009 is not material.

(4) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of January 30,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

2010, January 31, 2009 and May 2, 2009, 76%, 100% and 100%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

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

(6) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale, other than those with multiple elements. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. Sales taxes collected from retail customers are excluded from reported revenues.

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASU) 2009-13 and ASU 2009-14 (see Note 19), for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price.

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis, as well as AT&T wireless access and wireless connectivity with the purchase of nook™ from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to nook™ and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS and the AT&T wireless access is deferred and recognized on a straight-line basis over the 2-year estimated life of nook™. All product cost of sales is recognized at the time of sale.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The Company records revenue from sales of third-party extended warranties, service contracts and other products, for which the Company is not obligated to perform, and for which the Company does not meet the criteria for gross revenue recognition under ASC 605-45-45, Reporting Revenue Gross as a Principal versus Net as an Agent, on a net basis. All other revenue is recognized on a gross basis.

(7) Income Taxes

As of January 30, 2010, the Company had $25,590 of gross unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $7,816 accrued for interest and penalties, which is included in the $25,590 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2004 through 2009. Some earlier years remain open for a small minority of states.

(8) Acquisition of Fictionwise

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The Fictionwise acquisition was accounted for as a business purchase pursuant to ASC 805, Business Combinations. In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the Fictionwise acquisition date is included in the purchase price shown below. Changes to the fair value of the contingent consideration will be recorded in selling and administrative expenses. There was no material change in the fair value of contingent consideration at January 30, 2010 compared to the fair value estimated at October 31, 2009. The following table represents the allocation of the purchase price to the acquired net assets and resulting adjustment to goodwill:

Cash Paid	$15,729
Fair value of contingent consideration	8,165

Fair value of total consideration	$23,894

Allocation of purchase price:
Cash	$255
Trade Name	340
Customer Relationships	2,410
Technology	5,610
Goodwill	18,051

Total assets acquired	$26,666
Liabilities assumed	(2,772)

$23,894

The fair value of the contingent consideration arrangement of $8,165 was determined by estimating the expected (probability – weighted) earn-out payments discounted to present value.

Due to the purchase price allocation not being finalized at the time of the Fictionwise acquisition, the excess purchase price over net assets acquired of $15,941 had been allocated to goodwill. Final purchase accounting adjustments to goodwill of $2,110 were recorded during the 39 weeks ended January 30, 2010. The goodwill recognized is expected to be deductible for income tax purposes.

Acquired intangible assets consisted of the trade name, technology and customer relationships. The trade name is being amortized on a straight-line basis over 3 years. Acquired technology is being amortized on a straight-line basis over a range of 5 to 10 years. Customer relationships are being amortized using an accelerated method over their 5-year useful life. The Company recorded $568 and $1,811 in amortization during the 13 and 39 weeks ended January 30, 2010, respectively, related to these intangibles.

The Fictionwise results of operations for the period subsequent to the Fictionwise acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Fictionwise at the beginning of the fiscal year and prior fiscal year is not material.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(9) Discontinued Operations

During the 13 weeks ended January 31, 2009, the Company committed to a plan to dispose of its approximate 74% interest in Calendar Club. The Company subsequently sold its interest in Calendar Club on February 25, 2009 to Calendar Club and its chief executive officer for $7,000, which was comprised of $1,000 in cash and $6,000 in notes. Calendar Club qualified for held for sale accounting treatment in fiscal 2008 and was written down to its fair value. The Company recorded a charge of $18,655 ($9,675 after tax) related to the write-down in fiscal 2008. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in the 13 and 39 weeks ended January 31, 2009.

(10) Stock-Based Compensation

The Company maintains three share-based incentive plans: the 1996 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan. Prior to June 2, 2009, the Company issued restricted stock and stock options under the 1996 and 2004 Incentive Plans. On June 2, 2009, the Company’s shareholders approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remain available under the Company’s shareholder-approved 2004 Incentive Plan. At January 30, 2010, there were approximately 3,020,883 shares of common stock available for future grants under the 2009 Incentive Plan.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options for the 39 weeks ended January 31, 2009 are shown below. No options were granted for the 13 weeks ended January 31, 2009, or for the 13 and 39 weeks ended January 30, 2010.

39 weeks ended
January 31, 2009
Weighted average fair value of grants	$5.03
Expected volatility	68.37%
Expected risk-free interest rate	1.06%
Expected life	0.55 years
Expected dividend yield	4.09%

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 39 weeks ended January 30, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, May 2, 2009	5,561	$20.14
Granted	—	—
Exercised	(202)	14.58
Forfeited	(219)	32.19

Balance, January 30, 2010	5,140	19.85

Exercisable at January 30, 2010	5,140	$19.85

As of January 30, 2010, the Company has recognized all of the compensation expense related to stock options granted under the Company’s share-based compensation plans.

The following table presents a summary of the Company’s restricted stock activity for the 39 weeks ended January 30, 2010:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, May 2, 2009	1,235	$30.86
Granted	413	21.57
Vested	(197)	32.07
Forfeited	(68)	29.87

Balance, January 30, 2010	1,383	$27.97

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

As of January 30, 2010, there was $28,336 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.36 years.

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		39 weeks ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Selling and administrative expenses	$4,015	4,526	11,829	15,677

(11) Earnings per Share

In accordance with ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, the Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. The Company has retroactively applied the provisions of ASC 260-10-45 to the financial information included for the 13 and 39 weeks ended January 31, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	13 weeks ended		39 weeks ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Numerator for basic earnings per share:
Income from continuing operations attributable to Barnes & Noble, Inc.	$80,403	85,172	68,714	85,991
Less allocation of earnings and dividends to participating securities	(2,932)	(3,206)	(2,399)	(3,042)

Net income from continuing operations available to common shareholders	77,471	81,966	66,315	82,949
Less loss from discontinued operations, net of allocation of earnings and dividends to participating securities	—	(3,847)	—	(7,508)

Net income available to common shareholders	$77,471	78,119	66,315	75,441

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders	$77,471	81,966	66,315	82,949
Effect of dilutive options	27	17	13	31

Net income from continuing operations available to common shareholders	77,498	81,983	66,328	82,980
Less loss from discontinued operations	—	(4,020)	—	(7,848)

Net income available to common shareholders	$77,498	77,963	66,328	75,132

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	55,365	54,602	55,260	54,404
Average dilutive options	638	362	814	1,122

Diluted weighted average common shares	56,003	54,964	56,074	55,526

Basic earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$1.40	1.50	1.20	1.52
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.07)	—	(0.14)

Net income attributable to Barnes & Noble, Inc.	$1.40	1.43	1.20	1.39

Diluted earnings per common share
Income from continuing operations attributable to Barnes & Noble, Inc.	$1.38	1.49	1.18	1.49
Loss from discontinued operations attributable to Barnes & Noble, Inc.	—	(0.07)	—	(0.14)

Net income attributable to Barnes & Noble, Inc.	$1.38	1.42	1.18	1.35

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(12) Noncontrolling Interest

In accordance with ASC 810-10-45, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 5, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information presented for the 13 and 39 weeks ended January 31, 2009. As of January 30, 2010 and January 31, 2009, noncontrolling interests of $1,564 and $1,612, respectively, have been classified as a component of equity in the consolidated balance sheet and relate to the 50% outside interest in Begin Smart LLC. For the 13 weeks ended January 30, 2010 and January 31, 2009, a net loss attributable to noncontrolling interests of $14 and $207, respectively, is included in the Company’s net income. For the 39 weeks ended January 30, 2010 and January 31, 2009, a net loss attributable to noncontrolling interests of $18 and $30, respectively, is included in the Company’s net income.

(13) Changes in Intangible Assets and Goodwill

		As of January 30, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Amortizable intangible assets
Customer relationships	5-25	$257,410	$(4,444)	$252,966
Author contracts	10	18,461	(12,896)	5,565
Technology	5-10	5,850	(661)	5,189
Distribution contracts	10	8,325	(3,520)	4,805
Other	3-10	4,514	(3,221)	1,293

		$294,560	$(24,742)	$269,818

Unamortizable intangible assets
Trade name				$293,400
Copyrights				159
Publishing contracts				21,336

				$314,895

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships related to the Fictionwise acquisition that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 39 weeks ended January 30, 2010	$7,587

Estimated Amortization Expense:
(12 months ending on or about April 30)
2010	$11,037
2011	$14,453
2012	$14,073
2013	$13,757
2014	$13,109

The changes in the carrying amount of goodwill by segment for the 39 weeks ended January 30, 2010 are as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of May 2, 2009	$254,842	$—	$254,842
B&N College acquisition (See Note 2)	—	267,124	267,124
Fictionwise purchase accounting adjustments (See Note 8)	2,110	—	2,110
Tikatok acquisition (See Note 3)	1,947	—	1,947
Benefit of excess tax amortization (a)	(3,321)	—	(3,321)

Balance as of January 30, 2010	$255,578	$267,124	$522,702

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended January 30, 2010 and January 31, 2009 was $774 and $310, respectively. Pension expense for the 39 weeks ended January 30, 2010 and January 31, 2009 was $2,357 and $871, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $61 for the 13 weeks ended January 30, 2010 and January 31, 2009, respectively. Postretirement Plan expense for the 39 weeks ended January 30, 2010 and January 31, 2009 was $113 and $183, respectively.

(15) Gift Cards

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

(16) Segment Information

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it has two operating segments: B&N Retail and B&N College.

B&N Retail

This group includes 723 bookstores as of January 30, 2010, primarily under the Barnes & Noble Booksellers trade name. The 723 Barnes & Noble stores generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. In addition, this segment includes Barnes & Noble.com (an online retailer of eBooks, books, music, DVDs/videos and other items), the Company’s publishing operation, Sterling Publishing, and other internet-based operations.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

B&N College

This group includes 639 stores as of January 30, 2010, that are primarily school-owned stores operated under contracts by B&N College. The 639 B&N College stores generally sell textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 Weeks Ended		39 Weeks Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
B&N Retail Segment	$1,608,587	$1,631,616	$3,859,909	$3,965,922
B&N College Segment(a)	565,955	—	631,209	—

Total	$2,174,542	$1,631,616	$4,491,118	$3,965,922

Depreciation and Amortization

	13 Weeks Ended		39 Weeks Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
B&N Retail Segment	$46,441	$45,546	$136,590	$132,244
B&N College Segment(a)	10,627	—	14,501	—

Total	$57,068	$45,546	$151,091	$132,244

Operating Profit

	13 Weeks Ended		39 Weeks Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
B&N Retail Segment	$108,172	$140,951	$106,579	$145,075

B&N College Segment(a)	38,589	—	28,426	—

Total	$146,761	$140,951	$135,005	$145,075

Capital Expenditures

	13 Weeks Ended		39 Weeks Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
B&N Retail Segment	$24,398	$35,772	$70,258	$153,874
B&N College Segment(a)	5,604	—	7,134	—

Total	$30,002	$35,772	$77,392	$153,874

Total Assets

	January 30, 2010	January 31, 2009
B&N Retail Segment	$2,561,986	$2,877,864
B&N College Segment	$1,324,255	—

Total	$3,886,241	$2,877,864

(a)	Includes only the financial information of B&N College since the date of the Acquisition on September 30, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

A reconciliation of operating profit from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Reportable segments operating profit	$146,761	$140,951	$135,005	$145,075
Interest, net	13,849	751	18,097	3,149

Consolidated income from continuing operations before taxes	$132,912	$140,200	$116,908	$141,926

(17) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as the same may be amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock or a person or group that already beneficially owns 20% or more of Barnes & Noble’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. The Company intends to submit the Rights Agreement for stockholder ratification within 12 months of its adoption.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(18) Legal Proceedings

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by the Company. Final court approval of the settlement was granted on October 5, 2009. The District Court has finished entering the judgments approving the settlement in all of the IPO cases, with the last judgment entered on January 22, 2010. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. Should any of these appeals be successful and the approval of the settlement overturned, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiff moved for class certification on October 19, 2009. On January 25, 2010, the Court denied certification in its entirety, leaving only Hostetter’s individual claim. On February 3, 2010, the plaintiff filed a petition under Federal Rule of Civil Procedure 23(f) with the Ninth Circuit seeking permission to file an interlocutory appeal. The Company opposed this petition on February 16, 2010. The Ninth Circuit has not yet ruled.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, Barnes & Noble Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

In re Barnes & Noble Stockholder Derivative Ligitation (Consolidated Cases Formerly Captioned Separately as: Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.)

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its nook™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

preliminary injunction seeking to enjoin shipments of nook™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on January 26, 2010, Barnes & Noble.com moved to dismiss certain claims alleged in the second amended complaint. A hearing on Barnes & Noble.com’s motion to dismiss has been set for April 12, 2010.

(19) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162. The ASC identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will only serve to update the ASC, provide background information regarding the guidance, and provide the basis for conclusions on the change(s) in the ASC. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Seller Notes are consistent with comparable market debt issues.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, Revenue Arrangements with Multiple Deliverables. The revised guidance addresses how to separate deliverables, and how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. Because products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amends the scope of software revenue guidance in ASC 985-605, Software-Revenue Recognition, affecting vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products. They also do not affect software revenue arrangements that include services if the software is essential to the functionality of those services.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company has early adopted ASU 2009-13 and ASU 2009-14 at November 1, 2009. See Note 6 for the Company’s revenue recognition policy. Retrospective application does not apply to the Company because the initial sales of products that contain multiple elements were sold in the current fiscal quarter.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and Level 2 fair value measurements and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company is currently evaluating the effect, if any, that the adoption of ASU 2010-06 will have on its financial position, results of operations and cash flows.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 and 39 weeks ended January 30, 2010 and January 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(20) Subsequent Events

On February 17, 2010, the Company entered into an amendment (the Amendment) to the Rights Agreement described in Note 17. The Amendment was undertaken to eliminate a possible ambiguity in the Rights Agreement. The Amendment modifies the definition of “Acquiring Person” in the Rights Agreement to impose revised restrictions on Specified Persons who receive common stock of the Company from any person who, alone or together with all its affiliates and associates, beneficially owned more than 20% of the Company’s common stock as of November 17, 2009 (an Excluded Person). The revised restrictions vary depending on the amount of common stock transferred by the Excluded Person to a Specified Person, but they generally require the recipient Specified Person’s ownership of common stock to be limited to the greater of 20% of outstanding shares or the number of shares received from the Excluded Person, and include disposition and voting requirements in order to effectuate this ownership cap. The “Specified Persons” subject to the revised restrictions include the immediate family members and certain related trusts, executors and trustees of an Excluded Person.

On February 23, 2010, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on March 10, 2010, payable on March 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of January 30, 2010, May 2, 2009 and January 31, 2009, and the related consolidated statements of operations for the 13 week and 39 week periods ended January 30, 2010 and January 31, 2009, changes in shareholders’ equity for the 39 week period ended January 30, 2010, and cash flows for the 39 week periods ended January 30, 2010 and January 31, 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management.

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

March 11, 2010

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of the Company’s cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $40.2 million as of January 30, 2010, compared with $281.6 million as of January 31, 2009.

Merchandise inventories increased $314.9 million, or 26.2%, to $1.518 billion as of January 30, 2010, compared with $1.203 billion as of January 31, 2009. Excluding B&N College inventories of $395.5 million, merchandise inventories decreased $80.6 million, or 6.7% compared to the same period one year ago.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the B&N Retail and B&N College stores. Capital expenditures totaled $77.4 million and $153.9 million during the 39 weeks ended January 30, 2010 and January 31, 2009, respectively. This decrease was primarily the result of eight new Barnes & Noble store openings during the 39 weeks ended January 30, 2010 compared to 24 openings during the 39 weeks ended January 31, 2009. Furthermore, during the 39 weeks ended January 31, 2009, the Company purchased its distribution facility and related equipment located in South Brunswick, New Jersey for approximately $21.0 million.

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

On September 30, 2009, the Company entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, under which the lenders committed to provide up to $1.0 billion in commitments under a four-year asset-backed revolving credit facility (the Credit Facility) and which is secured by eligible inventory and accounts receivable and related assets. Borrowings under the Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrue interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Agreement). In addition, the Company has the option to request the increase in commitments under the Credit Agreement by up to $300 million subject to certain restrictions.

The Credit Agreement includes a fixed charge coverage ratio requirement which would be triggered if Availability (as defined in the Credit Agreement) were to fall below (a) the greater of (i) 15% of the Loan

Cap (as defined in the Credit Agreement) or (ii) $110 million. In addition, the Credit Facility contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things.

The Credit Facility replaces the Company’s prior $850 million credit agreement which had a maturity date of July 31, 2011, as well as B&N College’s $400 million credit agreement which had a maturity date of November 13, 2011. The remaining unamortized deferred costs of $0.8 million relating to the Company’s prior credit facility was deferred and will be amortized over the four-year term of the Credit Facility.

The Company had no outstanding debt under its Credit Facility as of January 30, 2010 and January 31, 2009.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

The Company paid quarterly cash dividends of $0.25 per share on June 30, 2009 to stockholders of record at the close of business on June 9, 2009, on September 30, 2009 to stockholders of record at the close of business on September 9, 2009, and on December 31, 2009 to stockholders of record at the close of business on December 10, 2009. On February 23, 2010, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on March 10, 2010, payable on March 31, 2010.

Seasonality

The B&N Retail business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the third fiscal quarter, which includes the holiday selling season. The B&N College business is also seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters.

Results of Operations

13 and 39 weeks ended January 30, 2010 compared with the 13 and 39 weeks ended January 31, 2009

Sales

The following table summarizes the Company’s sales for the 13 and 39 weeks ended January 30, 2010 and January 31, 2009:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	% Total	January 31, 2009	% Total	January 30, 2010	% Total	January 31, 2009	% Total
B&N Retail Segment
B&N Stores	$1,370,709	63.0%	$1,439,040	88.2%	$3,352,512	74.6%	$3,500,353	88.3%
B&N.com	209,526	9.6%	158,216	9.7%	432,029	9.6%	368,883	9.3%
B. Dalton Stores	15,830	0.7%	21,729	1.3%	36,349	0.8%	51,433	1.3%
Other	12,522	0.6%	12,631	0.8%	39,019	0.9%	45,253	1.1%

B&N Retail Segment Total	$1,608,587	74.0%	$1,631,616	100.0%	$3,859,909	85.9%	$3,965,922	100.0%

B&N College Segment	565,955	26.0%	—	0.0%	631,209	14.1%	—	0.0%

Total Sales	$2,174,542	100.0%	$1,631,616	100.0%	$4,491,118	100.0%	$3,965,922	100.0%

During the 13 weeks ended January 30, 2010, the Company’s sales increased $542.9 million, or 33.3%, to $2.17 billion from $1.63 billion during the 13 weeks ended January 31, 2009. This increase was primarily attributable to the following:

•

Barnes & Noble store sales for the 13 weeks ended January 30, 2010 decreased $68.3 million, or 4.7%, to $1.37 billion from $1.44 billion during the same period a year ago, and accounted for 63.0% of total Company sales. The 4.7% decrease in Barnes & Noble store sales was primarily attributable to a 5.5% decrease in comparable store sales, which decreased sales by $74.6 million, and by closed stores that decreased sales by $27.9 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $32.6 million.

•

Barnes & Noble.com sales increased $51.3 million, or 32.4%, to $209.5 million during the 13 weeks ended January 30, 2010 from $158.2 million during the 13 weeks ended January 31, 2009. This increase to sales was primarily due to the launch of nook™, the Company’s eBook reader, which also led to increased traffic to the website as well as increased eBook sales.

•

B&N College contributed $566.0 million in sales during the 13 weeks ended January 30, 2010. The inclusion of these sales was due to the Acquisition of B&N College on September 30, 2009. Comparable sales for B&N College decreased 1.3% for the 13 weeks ended January 30, 2010 and decreased 0.2% for the 5-week “back to school rush” period ended February 6, 2010.

•

B. Dalton sales decreased $5.9 million, or 27.1%, to $15.8 million during the 13 weeks ended January 30, 2010 from $21.7 million during the 13 weeks ended January 31, 2009. This decrease was primarily attributable to the closing of 48 stores over the last 12 months.

During the 13 weeks ended January 30, 2010, the Company opened three Barnes & Noble stores and closed nine, bringing its total number of Barnes & Noble stores to 719 with 18.8 million square feet. During the 13 weeks ended January 30, 2010, the Company added three B&N College stores, ending the period with 639 B&N College stores. The Company has been decreasing the number of its smaller format B. Dalton bookstores in response to declining sales attributable primarily to book superstore competition. During the 13 weeks ended January 30, 2010, the Company closed 46 B. Dalton stores, ending the period with four B. Dalton stores with 0.02 million square feet. The Company has completed its controlled descent in the smaller format stores and has converted the four remaining B. Dalton stores to Barnes & Noble Bookseller stores effective February 1, 2010. As of January 30, 2010, the Company operated 1,362 stores in the fifty states and the District of Columbia.

During the 39 weeks ended January 30, 2010, the Company’s sales increased $525.2 million, or 13.2%, to $4.49 billion from $3.97 billion during the 39 weeks ended January 31, 2009. This increase was primarily attributable to the following:

•

Barnes & Noble store sales for the 39 weeks ended January 30, 2010 decreased $147.8 million, or 4.2%, to $3.35 billion from $3.50 billion during the same period a year ago, and accounted for 74.6% of total Company sales. This decrease was primarily attributable to a 5.3% decrease in comparable store sales, which decreased sales by $173.9 million, and by closed stores that decreased sales by $70.2 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $94.7 million.

•

Barnes & Noble.com sales increased $63.1 million, or 17.1%, to $432.0 million during the 39 weeks ended January 30, 2010 from $368.9 million during the 39 weeks ended January 31, 2009. This increase to sales was primarily due to the launch of nook™, the Company’s eBook reader, which also led to increased traffic to the website as well as eBook sales, which commenced with the acquisition of Fictionwise in March 2009.

•

B&N College contributed $631.2 million in sales since the Acquisition on September 30, 2009. Comparable sales for B&N College decreased 1.2% since the Acquisition and decreased 0.2% for the 5-week “back to school rush” period ended February 6, 2010.

•

B. Dalton sales decreased $15.1 million, or 29.3%, to $36.3 million during the 39 weeks ended January 30, 2010 from $51.4 million during the 39 weeks ended January 31, 2009. This decrease was primarily attributable to the closing of 48 stores over the last 12 months.

During the 39 weeks ended January 30, 2010, the Company opened eight Barnes & Noble stores and closed 15, bringing its total number of Barnes & Noble stores to 719 with 18.8 million square feet. Since the date of Acquisition, the Company added nine B&N College stores and closed two, ending the period with 639 B&N College stores. The Company has been decreasing the number of its smaller format B. Dalton bookstores in response to declining sales attributable primarily to book superstore competition. During the 39 weeks ended January 30, 2010, the Company closed 47 B.Dalton stores, ending the period with four B. Dalton stores with 0.02 million square feet. The Company has completed its controlled descent in the smaller format stores and has converted the four remaining B. Dalton stores to Barnes & Noble Bookseller stores effective February 1, 2010. As of January 30, 2010, the Company operated 1,362 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	% of Sales	January 31, 2009	% of Sales	January 30, 2010	% of Sales	January 31, 2009	% of Sales
B&N Retail Segment	$1,109,486	69.0%	$1,108,899	68.0%	$2,677,433	69.4%	$2,732,683	68.9%
B&N College Segment	449,385	79.4%	—	0.0%	499,970	79.2%	—	0.0%

Total Cost of Sales and Occupancy	$1,558,871	71.7%	$1,108,899	68.0%	$3,177,403	70.7%	$2,732,683	68.9%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 30, 2010, cost of sales and occupancy increased $450.0 million, or 40.6%, to $1.6 billion from $1.1 billion during the 13 weeks ended January 31, 2009. Cost of sales and occupancy increased as a percentage of sales to 71.7% from 68.0% during the same period one year ago. B&N Retail Segment cost of sales and occupancy increased as a percentage of sales to 69.0% from 68.0% during the same period one year ago. This increase was primarily attributable to higher online sales, including nook™ and eBook sales, as well as the deleveraging of fixed occupancy costs on the negative comparable store sales. These increases in cost of sales and occupancy were offset by an 11% reduction in returns to suppliers due to tighter inventory purchasing controls and a 13% reduction in the Company’s distribution center average cost per unit processed, as well as lower freight costs in general.

During the 39 weeks ended January 30, 2010, cost of sales and occupancy increased $444.7 million, or 16.3%, to $3.2 billion from $2.7 billion during the 39 weeks ended January 31, 2009. Cost of sales and occupancy increased as a percentage of sales to 70.7% from 68.9% during the same period one year ago. B&N Retail Segment cost of sales and occupancy increased as a percentage of sales to 69.4% from 68.9% during the 39 weeks ended January 30, 2010 and January 31, 2009, respectively. This increase was primarily attributable to higher online sales, including nook™ and eBook sales, as well as the deleveraging of fixed occupancy costs on the negative comparable store sales. These increases in cost of sales and occupancy were offset by a 4% reduction in returns to suppliers due to tighter inventory purchasing controls and a 10% reduction in the Company’s distribution center average cost per unit processed, as well as lower freight costs in general.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	% of Sales	January 31, 2009	% of Sales	January 30, 2010	% of Sales	January 31, 2009	% of Sales
B&N Retail Segment	$344,113	21.4%	$334,437	20.5%	$935,967	24.2%	$947,661	23.9%
B&N College Segment	67,330	11.9%	—	0.0%	88,271	14.0%	—	0.0%

Total Selling and Administrative Expenses	$411,443	18.9%	$334,437	20.5%	$1,024,238	22.8%	$947,661	23.9%

Selling and administrative expenses increased $77.0 million, or 23.0%, to $411.4 million during the 13 weeks ended January 30, 2010 from $334.4 million during the 13 weeks ended January 31, 2009. Selling and administrative expenses decreased as a percentage of sales to 18.9% from 20.5% during the same period one year ago. B&N Retail Segment selling and administrative expenses increased as a percentage of sales to 21.4% from 20.5% during the same period one year ago. This increase was primarily due to an $11.1 million impairment charge related to property and equipment for certain retail store locations, increased resources into the Company’s digital strategies and the deleveraging of fixed expenses with the negative comparable store sales.

Selling and administrative expenses increased $76.6 million, or 8.1%, to $1.0 billion during the 39 weeks ended January 30, 2010 from $947.7 million during the 39 weeks ended January 31, 2009. Selling and administrative expenses decreased as a percentage of sales to 22.8% from 23.9% during the same period one year ago. B&N Retail Segment selling and administrative expenses increased as a percentage of sales to 24.2% from 23.9% during the same period one year ago. This increase was primarily due to $10.4 million of Acquisition-related costs, increased resources into the Company’s digital strategies and the deleveraging of fixed expenses with the negative comparable store sales offset by a $6.7 million benefit related to an insurance settlement.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	% of Sales	January 31, 2009	% of Sales	January 30, 2010	% of Sales	January 31, 2009	% of Sales
B&N Retail Segment	$46,441	2.9%	$45,546	2.8%	$136,590	3.5%	$132,244	3.3%
B&N College Segment	10,627	1.9%	—	0.0%	14,501	2.3%	—	0.0%

Total Depreciation and Amortization	$57,068	2.6%	$45,546	2.8%	$151,091	3.4%	$132,244	3.3%

During the 13 weeks ended January 30, 2010, depreciation and amortization increased $11.5 million, or 25.3%, to $57.1 million from $45.5 million during the same period one year ago. During the 13 weeks ended January 30, 2010, B&N Retail Segment depreciation and amortization increased $0.9 million, or 2.0%, to $46.4 million from $45.5 million during the same period one year ago. This increase was primarily due to additional capital expenditures for existing store maintenance, new store openings and technology investments.

During the 39 weeks ended January 30, 2010, depreciation and amortization increased $18.8 million, or 14.25%, to $151.1 million from $132.2 million during the same period last year. During the 39 weeks ended January 30, 2010, B&N Retail Segment depreciation and amortization increased $4.3 million, or 3.3%, to $136.6 million from

$132.2 million during the same period last year. This increase was primarily due to additional capital expenditures for existing store maintenance, new store openings and technology investments.

Pre-opening Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	% of Sales	January 31, 2009	% of Sales	January 30, 2010	% of Sales	January 31, 2009	% of Sales
B&N Retail Segment	$375	0.0%	$1,783	0.1%	$3,340	0.1%	$8,259	0.2%
B&N College Segment	24	0.0%	—	0.0%	41	0.0%	—	0.0%

Total Pre-opening Expenses	$399	0.0%	$1,783	0.1%	$3,381	0.1%	$8,259	0.2%

Pre-opening expenses decreased $1.4 million, or 77.6%, to $0.4 million during the 13 weeks ended January 30, 2010 from $1.8 million for the 13 weeks ended January 31, 2009. This decrease was primarily the result of the lower volume of Barnes & Noble new store openings.

Pre-opening expenses decreased $4.9 million, or 59.1%, to $3.4 million during the 39 weeks ended January 30, 2010 from $8.3 million for the 39 weeks ended January 31, 2009. This decrease was primarily the result of the lower volume of Barnes & Noble new store openings.

Operating Profit

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	% of Sales	January 31, 2009	% of Sales	January 30, 2010	% of Sales	January 31, 2009	% of Sales
B&N Retail Segment	$108,172	6.7%	$140,951	8.6%	$106,579	2.8%	$145,075	3.7%
B&N College Segment	38,589	6.8%	—	0.0%	28,426	4.5%	—	0.0%

Total Operating Profit	$146,761	6.7%	$140,951	8.6%	$135,005	3.0%	$145,075	3.7%

The Company’s consolidated operating profit increased $5.8 million, or 4.1%, to $146.8 million during the 13 weeks ended January 30, 2010 from $141.0 million during the 13 weeks ended January 31, 2009. This increase was due to the matters discussed above.

The Company’s consolidated operating profit decreased $10.1 million, or 6.9%, to $135.0 million during the 39 weeks ended January 30, 2010 from $145.1 million during the 39 weeks ended January 31, 2009. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 30, 2010	January 31, 2009	% of Change	January 30, 2010	January 31, 2009	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$13,849	$751	1,744.0%	$18,097	$3,149	474.7%

Net interest expense and amortization of deferred financing fees increased $13.1 million, to $13.8 million during the 13 weeks ended January 30, 2010 from $0.8 million during the 13 weeks ended January 31, 2009. This increase in interest expense was primarily due to the interest expense related to the Acquisition of B&N College.

Net interest expense and amortization of deferred financing fees increased $14.9 million, to $18.1 million during the 39 weeks ended January 30, 2010 from $3.1 million during the 39 weeks ended January 31, 2009. This increase in interest expense was primarily due to the interest expense related to the Acquisition of B&N College.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	Effective Rate	January 31, 2009	Effective Rate	January 30, 2010	Effective Rate	January 31, 2009	Effective Rate
Income Taxes	$52,523	39.5%	$55,235	39.4%	$48,212	41.2%	$55,965	39.4%

Income tax expense during the 13 weeks ended January 30, 2010 was $52.5 million compared with $55.2 million during the 13 weeks ended January 31, 2009. The Company’s effective tax rate was 39.5% and 39.4% for the 13 weeks ended January 30, 2010 and January 31, 2009, respectively.

Income tax expense during the 39 weeks ended January 30, 2010 was $48.2 million compared with $56.0 million during the 39 weeks ended January 31, 2009. The Company’s effective tax rate was 41.2% for the 39 weeks ended January 30, 2010, which included the estimated non-deductible portion of the Acquisition-related fees. The Company’s effective tax rate was 39.4% for the 39 weeks ended January 31, 2009.

Loss from Discontinued Operations

On February 25, 2009, the Company sold its interest in Calendar Club to Calendar Club and its chief executive officer for $7.0 million, which was comprised of $1.0 million in cash and $6.0 million in notes. Calendar Club is no longer a subsidiary of the Company and the results of Calendar Club have been classified as discontinued operations in all periods presented. Accordingly, the Company reported a $4.0 million and a $7.8 million loss from discontinued operations for the 13 and 39 weeks ended January 31, 2009.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased to $0.01 million during the 13 weeks ended January 30, 2010 from $0.2 million during the 13 weeks ended January 31, 2009, and relates to the 50% outside interest in Begin Smart LLC.

Net loss attributable to noncontrolling interests during the 39 weeks ended January 30, 2010 was $0.02 million compared with a loss of $0.03 million during the 39 weeks ended January 31, 2009, and relates to the 50% outside interest in Begin Smart LLC.

Net Income Attributable to Barnes & Noble, Inc.

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2010	Diluted EPS	January 31, 2009	Diluted EPS	January 30, 2010	Diluted EPS	January 31, 2009	Diluted EPS
Net Income Attributable to Barnes & Noble, Inc.	$80,403	$1.38	$81,152	$1.42	$68,714	$1.18	$78,143	$1.35

As a result of the factors discussed above, the Company reported consolidated net income attributable to Barnes & Noble, Inc. of $80.4 million or $1.38 per diluted share during the 13 weeks ended January 30, 2010, compared with a consolidated net income attributable to Barnes & Noble, Inc. of $81.2 million or $1.42 per diluted share during the 13 weeks ended January 31, 2009.

As a result of the factors discussed above, the Company reported consolidated net income attributable to Barnes & Noble, Inc. of $68.7 million or $1.18 per diluted share during the 39 weeks ended January 30, 2010, compared with a consolidated net income attributable to Barnes & Noble, Inc. of $78.1 million or $1.35 per diluted share during the 39 weeks ended January 31, 2009.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of January 30, 2010, January 31, 2009 and May 2, 2009, 76%, 100% and 100%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

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

Other Long-Lived Assets. The Company’s other long-lived assets include property and equipment and amortizable intangibles. At January 30, 2010, the Company had $818.0 million of property and equipment, net of accumulated depreciation, and $269.8 million of amortizable intangible assets, net of amortization, accounting for approximately 28.0% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360-10). The Company evaluates long-lived assets for impairment at the individual Barnes & Noble store level, except for B&N College long-lived assets, which are evaluated for impairment at the university contract combined store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses included in selling and administrative expenses totaled $11.1 million during the 13 weeks and 39 weeks ended January 30, 2010 and are related to individual store locations. Impairment losses included in selling and administrative expenses totaled $0.1 million and $11.7 million during the 13 weeks and 39 weeks ended January 31, 2009, respectively, and are related to individual store locations.

Goodwill and Unamortizable Intangible Assets. At January 30, 2010, the Company had $522.7 million of goodwill and $314.9 million of unamortizable intangible assets (those with an indefinite useful life), accounting for approximately 21.6% of the Company’s total assets. ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets no longer be amortized, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company completed its annual goodwill impairment test in November 2009 and determined that no impairment charge was necessary. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350-30. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company has noted no subsequent indicators of impairment. The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. The Company also completed its annual impairment tests for its other unamortizable intangible assets by comparing the estimated fair value to the carrying value of such assets and determined that no impairment was necessary. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product and component shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in this Form 10-Q and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 30, 2010, the Company’s cash and cash equivalents totaled approximately $40.2 million.

Additionally, the Company may from time to time borrow money under its Credit Facility at various interest-rate options based on the Base Rate or the LIBO Rate (each term as defined in the Credit Agreement), depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on money that it borrows under the Credit Facility. The Company had no outstanding debt as of January 30, 2010 and January 31, 2009.

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

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by Barnes & Noble, Inc. (the Company). Final court approval of the settlement was granted on October 5, 2009. The District Court has finished entering the judgments approving the settlement in all of the IPO cases, with the last judgment entered on January 22, 2010.

Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. Should any of these appeals be successful and the approval of the settlement overturned, the Company intends to vigorously defend this lawsuit.

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, Barnes & Noble Booksellers filed an answer denying all claims. On March 5, 2009, Barnes & Noble Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiff moved for class certification on October 19, 2009. On January 25, 2010, the Court denied certification in its entirety, leaving only Hostetter’s individual claim. On February 3, 2010, the plaintiff filed a petition under Federal Rule of Civil Procedure 23(f) with the Ninth Circuit seeking permission to file an interlocutory appeal. The Company opposed this petition on February 16, 2010. The Ninth Circuit has not yet ruled.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, Barnes & Noble Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing.

In re Barnes & Noble Stockholder Derivative Ligitation (Consolidated Cases Formerly Captioned Separately as: Louisiana Municipal Police Employees Employee Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.)

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On

September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its nook™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of nook™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on January 26, 2010, Barnes & Noble.com moved to dismiss certain claims alleged in the second amended complaint. A hearing on Barnes & Noble.com’s motion to dismiss has been set for April 12, 2010.

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

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores the Company’s sales or net income may decline unless it successfully implements its business strategies.

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

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Chief Executive Officer, Mitchell S. Klipper, Chief Operating Officer, Joseph J. Lombardi, Chief Financial Officer, William J. Lynch, Jr., President of Barnes & Noble.com, and Max J. Roberts, President of B&N College, as well as certain other key officers of the Company and its subsidiaries. The loss of the services of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

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

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, the Company’s Vice Chairman and Chief Executive Officer, are brothers and together were the beneficial owners of an aggregate of approximately 32.4% of the Company’s outstanding capital stock as of January 31, 2010, a majority of which was beneficially owned solely by Leonard Riggio. This concentrated control may limit the Company’s other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of the notes issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

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

nook™, the Company’s eBook reader, and other Company products are manufactured by a third-party manufacturer outside the United States and relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While Barnes & Noble’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or Barnes & Noble’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, Barnes & Noble may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect its reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, Barnes & Noble’s financial condition and operating results could be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2009 – November 30, 2009	1,406	$16.87	—	$2,470,561
December 1, 2009 – December 30, 2009	—	$—	—	$2,470,561
December 31, 2009 – January 30, 2010	—	$—	—	$2,470,561

Total	1,406	$16.87	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan. The 2004 Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of January 30, 2010.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 30, 2010, the Company has repurchased 33,214,789 shares at a cost of approximately $1,050.8 million. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q:

3.1	Form of Certificate of Designation, dated as of November 17, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.

4.1	Rights Agreement, dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.

4.2	First Amendment dated as of February 17, 2010, to the Rights Agreement dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2010.

15.1[1]	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/S/ JOSEPH J. LOMBARDI
Joseph J. Lombardi
Chief Financial Officer
(principal financial officer)

By:	/S/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

March 11, 2010

EXHIBIT INDEX

3.1	Form of Certificate of Designation, dated as of November 17, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.

4.1	Rights Agreement, dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.

4.2	First Amendment dated as of February 17, 2010, to the Rights Agreement dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2010.

15.1[1]	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed herewith.