Form 10-K
period 2010-05-01
BARNES & NOBLE INC
filed 2010-06-30
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $643,328,388 based upon the closing market price of $16.61 per share of Common Stock on the New York Stock Exchange as of October 31, 2009.

As of May 31, 2010, 58,856,321 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 2,390,153 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 1, 2010 are incorporated by reference into Parts II and IV.

FORWARD-LOOKING STATEMENTS

This annual report, including the information incorporated by reference herein, may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of Barnes & Noble, Inc. (the Company) as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product and component shortages, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in this annual report and in the Company’s other filings made hereafter from time to time with the United States Securities and Exchange Commission (SEC). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller1, is a leading content, commerce and technology company that provides customers easy and convenient access to books, magazines, newspapers and other content across its multi-channel distribution platform. As of May 1, 2010, the Company operated 1,357 bookstores in 50 states, 637 bookstores on college campuses, and one of the Web’s largest eCommerce sites, which includes the development of digital content products and software. Given the dynamic nature of

[1]	Based upon sales reported in trade publications and public filings.

the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership and fuel sales growth across multiple channels.

Of the Company’s 1,357 bookstores, 720 operate primarily under the Barnes & Noble Booksellers trade name (eight of which were opened during the 52 weeks ended May 1, 2010 (fiscal 2010)). Barnes & Noble College Booksellers, LLC (B&N College), a wholly-owned subsidiary of Barnes & Noble, operates 637 college bookstores serving nearly four million students and faculty members at colleges and universities across the United States. barnesandnoble.com llc (Barnes & Noble.com) encompasses one of the Web’s largest eCommerce sites, Barnes & Noble eBookstore, Barnes & Noble eReader software, and the Company’s devices and other hardware support. Through Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), the Company is a leading general trade book publisher. The Company employed approximately 40,000 full- and part-time employees as of May 1, 2010.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles, mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, eReaders and related accessories, bargain books, magazines, gifts, café products and services, music and movies direct to customers through its bookstores or on Barnes & Noble.com. Bestsellers (the “top ten” highest selling hardcover fiction and hardcover non-fiction) typically represent between 3% and 5% of Barnes & Noble store sales.

As a result of the acquisition of B&N College (the Acquisition), the Company sells textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items on college and university campuses. B&N College sales account for approximately 14% of the Company’s fiscal 2010 sales. B&N College sales are from the September 30, 2009 Acquisition date. On a full year basis we expect B&N College to represent approximately 25% of total Company sales. During fiscal 2010, B&N College operated approximately 16% of the bookstores on college and university campuses throughout the nation.

On September 29, 2009, the Board of Directors of Barnes & Noble authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective upon the closing of the Acquisition, gives the Company and B&N College the same fiscal year. The change was intended to better align the Company’s fiscal year with the business cycles of both Barnes & Noble and B&N College. Accordingly, the Company’s fiscal 2010 year began on May 3, 2009 following a 13 week transition period ended May 2, 2009. As a result of the change in fiscal year, the Company filed a transition report on Form 10-Q with the SEC on November 9, 2009, covering the transition period from February 1, 2009 to May 2, 2009. Fiscal 2010 and the fiscal year ended January 31, 2009 (fiscal 2008) were both comprised of 52 weeks.

The Company was incorporated in Delaware in 1986.

Segments

The Company performed an evaluation on the effect of the Acquisition on the identification of its operating segments, considering the manner in which the business is managed (focusing on the financial information distributed) and the manner in which its chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it has two operating segments: B&N Retail and B&N College. B&N Retail refers to Barnes & Noble excluding B&N College. The Company will continue to evaluate the effect of its recent change in management structure, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2010, on the identification of operating segments and reporting units in future filings.

B&N Retail

To address dynamic changes in the book selling industry, Barnes & Noble is repositioning its business from a store-based model to a multi-channel model centered in internet and digital commerce.

In July 2009, Barnes & Noble launched one of the world’s largest eBookstores and digital newsstand, which allows customers to purchase over one million eBooks, electronic newspapers and magazines. Barnes & Noble’s eBookstore is available on a wide range of digital platforms, including NOOK™, iPad™, iPhone®, iPod touch® and select BlackBerry® and Motorola™ smartphones, as well as most laptops or full-sized desktop computers. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers have a seamless experience across their devices.

In October 2009, Barnes & Noble launched NOOK™, the Company’s proprietary eReader, which is sold at Barnes & Noble retail stores, Barnes & Noble.com, Best Buy and BestBuy.com.

Barnes & Noble is currently the only enterprise to offer readers the option of store visits, eCommerce, and digital delivery of books to Barnes & Noble-branded devices or other devices of their choosing.

Barnes & Noble’s digital strategy is to:

•	use its infrastructure to deliver digital content to customers wirelessly and online;

•	utilize the strong Barnes & Noble brand and retail footprint to attract customers to its multi-channel platform;

•	develop innovative technology; and

•	expand its distribution channels through strategic partnerships with world-class hardware and software companies.

Barnes & Noble’s typical retail store offers a comprehensive title base, eReaders and staff who can assist customers with digital content, a café, a children’s section, a music/DVD department, a newsstand and a calendar of ongoing events, including author appearances and children’s activities, which make each Barnes & Noble store an active part of its community. The Company’s leading “community store” concept complements its eCommerce platform, Barnes & Noble.com, which offers direct home delivery of millions of books, eReaders, music CDs, DVDs/BluRay discs and other related items, which include complementary categories such as toys, games, electronics and gift items.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2010, the Company reduced the Barnes & Noble store base by 0.1 million square feet, bringing the total square footage to 18.7 million square feet, a 1.5% decrease from fiscal 2008. The Company opened one Barnes & Noble store in the fiscal year ending April 30, 2011 (fiscal 2011), which is 30,000 square feet in size. The weighted-average age per square foot of the Company’s 720 Barnes & Noble stores was 9.93 years as of May 1, 2010 and is expected to increase to approximately 10.85 years by April 30, 2011.

The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of May 1, 2010, Barnes & Noble had stores in 162 of the total 210 DMA (Designated Market Area) markets. In 64 of the 162 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to their customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 20,000 to 200,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers typically represent between 3% and 5% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at Barnes & Noble.com while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

Music/DVD/BluRay Departments. Many of the Barnes & Noble stores have music/DVD/BluRay departments, which range in size from 1,300 to 8,000 square feet. The music/DVD/BluRay departments typically stock over 20,000 titles. The Company’s DVD and BluRay selection is focused on foreign films, documentaries and episodic TV shows. The music selection is tailored to the tastes of the Company’s core customers, focused on classical music, opera, jazz, blues and pop rock. The music department features RedDotNet, an advanced listening station technology. RedDotNet enables customers to listen to any compact disc in the store, sampling up to 300,000 music titles using scanner technology. RedDotNet is connected to the Company’s online electronic music catalog.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Member Program offers members greater discounts. For an annual fee of $25, members receive discounts of 40% off publishers’ suggested retail prices on hardcover bestsellers, 20% off adult hardcovers, and 10% off on almost all other merchandise. These discounts are available to members for purchases made at Barnes & Noble stores. Barnes & Noble.com implemented an “everyday low pricing” model that provides a single, low price for each item site-wide for members and non-members and enables the Company to offer better value to its customers. Members also receive free express shipping on eligible purchases made on Barnes & Noble.com. In addition, members receive exclusive offers and promotions via direct mail and email.

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

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 20,000 to 200,000 unique titles, of which approximately 40,000 titles are common to all stores. The balance is crafted to reflect the lifestyles and interests of each store’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than eight million titles. It includes over 2.4 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of Barnes & Noble.com’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble.com, which receives over 450 million visits annually, ranking it among the top 15 multi-channel retailer websites in terms of traffic, as measured by Comscore Media Metrix. Cross-channel promotions are primarily communicated via e-mail. Barnes & Noble.com leverages the power of the Barnes & Noble brand to offer online customers a premier destination for books, eBooks, magazines, toys & games, music, DVD and BluRay, video games, and related products and services. In fiscal 2010, Barnes & Noble.com also became a leader in eBooks, offering over one million titles in its eBooks store and launching the award winning NOOK™, the world’s most advanced eBook reader, that features groundbreaking lending technology, a color touchscreen and lets readers download books in seconds.

The Company believes that the Barnes & Noble.com website provides significant advertising power which would be valued in the tens of millions of dollars if such advertising were placed with third-party websites with comparable reach. In this way, Barnes & Noble.com serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at Barnes & Noble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK™ customers can access free Wi-Fi connectivity; enjoy the Read In Store™ feature to browse many complete eBooks for free, and the More In Store™ program, which offers free, exclusive content and special promotions. In addition, Barnes & Noble.com is an important component in the Barnes & Noble Member Program.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard, an affinity credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard receive an additional 5% rebate for all purchases made in Barnes & Noble stores or at Barnes & Noble.com. In addition, points are accumulated for purchases made elsewhere, and may be redeemed for Barnes & Noble gift cards which can be used for purchases in either channel. The Company firmly believes that its website is a key factor behind its industry-leading comparable store sales.

Store Locations and Properties. The Company’s experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers, freestanding buildings and regional shopping malls.

The B&N Retail segment includes 720 bookstores as of May 1, 2010, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state and the District of Columbia as of May 1, 2010 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	8	Missouri	14
Alaska	2	Montana	4
Arizona	21	Nebraska	4
Arkansas	5	Nevada	5
California	87	New Hampshire	4
Colorado	17	New Jersey	25
Connecticut	13	New Mexico	3
Delaware	2	New York	48
District of Columbia	3	North Carolina	21
Florida	45	North Dakota	4
Georgia	22	Ohio	19
Hawaii	3	Oklahoma	5
Idaho	3	Oregon	8
Illinois	30	Pennsylvania	27
Indiana	14	Rhode Island	3
Iowa	8	South Carolina	11
Kansas	5	South Dakota	1
Kentucky	7	Tennessee	10
Louisiana	7	Texas	57
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	18	Virginia	25
Michigan	22	Washington	19
Minnesota	20	West Virginia	1
Mississippi	3	Wisconsin	11
		Wyoming	1

Fictionwise

On March 4, 2009, the Company acquired Fictionwise, Inc. (Fictionwise), a leader in the eBook marketplace. The acquisition provided a core component to the Company’s overall digital strategy, enabling the launch of one of the world’s largest eBookstores on July 20, 2009. The eBookstore on Barnes & Noble.com enables customers to buy eBooks and read them on a wide range of platforms, including NOOK™, the Company’s eBook reader, iPad™, iPhone® and iPod touch®, BlackBerry® and Motorola™ smartphones, as well as most laptops or full-sized desktop computers.

Tikatok

On September 24, 2009, the Company acquired the assets of Tikatok Inc. (Tikatok). Tikatok is an online platform where parents and their children and others can write, illustrate, and publish stories into hardcover and paperback books. On its website, Tikatok makes available, among other things, its patent-pending StorySparks™ system, which helps to walk children through the process of creating and writing stories and expands the Company’s reach to additional parents, educators and librarians.

Sterling Publishing

The Company’s subsidiary Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games and history & current affairs, as well as a large and growing presence in children’s books. In addition, there are over 500 titles in the Barnes & Noble Classics® and its Library of Essential Reading® series. Sterling also recently introduced ecosystem™ - a comprehensive assortment of hard- and flexi-cover notebooks, journals and planners. Ecosystem™ products are 100% made in the USA from 100% recycled paper.

Sterling’s mission is to publish high-quality books that educate, entertain, and enrich the lives of its readers, who deserve the best quality, content and design. Among its best-selling titles are Paul McKenna’s I Can Make You Thin, Kevin Zraly’s Windows on the World Complete Wine Course, Peter Yarrow & Lenny Lipton’s Puff, the Magic Dragon, Terry Walters’s Clean Food, and Cosmopolitan Magazine’s The Cosmo Kama Sutra.

Operations

The Company has seasoned management teams for its digital business and retail stores, including those for real estate, merchandising and store operations. Field management includes regional directors and district managers supervising multiple store locations.

The Barnes & Noble management team is led by experienced management in both traditional product lines and in digital eCommerce. The Barnes & Noble management team employs highly skilled professionals with both media expertise and supply chain management skills. This combination ensures a positive customer experience regardless of a customer’s preference for a physical product or a digital one.

Each Barnes & Noble store generally employs a store manager, two assistant store managers, a café manager and approximately 50 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill new positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

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

Purchasing

Barnes & Noble’s buyers negotiate terms, discounts and cooperative advertising allowances with publishers and other suppliers for Barnes & Noble.com and all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has buyers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company’s B&N Retail segment purchases physical books on a regular basis from over 1,700 publishers and over 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 50% of the B&N Retail’s book purchases during fiscal 2010, and no single supplier accounted for more than 14% of B&N Retail’s purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence. Barnes & Noble also acquires rights to distribute digital content from publishers and distributes the content on Barnes & Noble.com. Certain digital content is distributed under an agency pricing model in which the publishers set fixed prices for eBooks and Barnes & Noble receives a fixed commission on content sold through Barnes & Noble.com.

Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers’ cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. Also in fiscal 2010, the Company entered into agency agreements for the purchase of eBooks which limit the ability of the Company to set prices to consumers. However, these limitations are mitigated by the substantial number of titles available, the Company’s ability to maximize available discounts and its well-established relationships with publishers, which are enhanced by the Company’s significant purchasing volume.

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

As of May 1, 2010, the Company had approximately 2,000,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has approximately 230,000 square feet of distribution center capacity for facilitating sales by Sterling Publishing to third parties.

Management Information and Control Systems

The Company has focused a majority of its information technology resources on strategically positioning and implementing systems to support store operations, online technology requirements, merchandising, distribution, marketing and finance.

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

The Company believes that it has built a leading interactive eCommerce platform, and plans to continue to invest in technologies that will enable it to offer its customers the most convenient and user-friendly online shopping experience. Barnes & Noble.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of service to its customers. The overall mix of technologies and applications allows the Company to support a distributed, scalable and secure eCommerce environment.

The Company uses Intel-based server technology in a fully redundant configuration to power its website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users (known as hosting). The Company utilizes two hosting locations. One location is hosted internally by the Company and the other is maintained by a third-party hosting vendor. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas. An offsite business recovery capability has been developed and implemented to help assure uninterrupted systems support.

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. The Company competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. The Company faces competition with many eCommerce businesses, notably Amazon.com and Apple. The Company also faces competition from mass merchandisers, such as Wal-Mart and Costco. Some of the Company’s competitors may have greater financial and other resources than the Company. The Company’s bookstores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books and music. In addition, the Company also faces competition from the expanding market for electronic books and digital distribution of book content.

The music and movie businesses are also highly competitive and the Company faces competition from mass merchants, discounters and electronic distribution. The store experience is geared towards the Company’s customer base, including a strong BluRay presence as well as a tailored, returnable product assortment.

Seasonality

The B&N Retail business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during its third fiscal quarter, which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of May 1, 2010, the B&N Retail segment had approximately 35,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions, with the exception of 41 employees, and the Company believes that its relationship with its employees is excellent.

B&N College

On September 30, 2009, the Company acquired B&N College, one of the largest contract operators of bookstores on college and university campuses across the United States. In addition to the bookstores, B&N College operates a corporate website, www.bncollege.com. As of May 1, 2010, B&N College operated 637 stores nationwide serving nearly four million students and faculty members. The company’s customer base, which is mainly comprised of students and faculty, can purchase various items from their campus stores, including textbooks and course-related materials, emblematic apparel and gifts, trade books, eReaders, school and dorm supplies, and convenience and café items. B&N College sells new and used textbooks in campus bookstores and online. In fiscal 2011, B&N College will offer a textbook rental option to its customers, as well as electronic textbooks and other course materials through a proprietary digital platform. B&N College offers its customers a full suite of textbook options – new, used, digital and rental.

B&N College operates 616 traditional college bookstores and 21 academic superstores, which are generally larger in size, offer cafés and provide a sense of community that engages the surrounding campus and local communities in college activities and culture. The traditional bookstores range in size from 500 to 48,000 square feet. The academic superstores range in size from 11,000 to 75,000 square feet.

B&N College generally operates its stores pursuant to multi-year management service agreements under which a school designates B&N College to operate the official school bookstore on campus and B&N College provides the school with regular payments that typically represent a percentage of store sales with a minimum fixed guarantee.

B&N College’s business strategy is to maintain long-term relationships with colleges and universities by providing high-quality service to college administrators, faculty and students. The Company believes that the key elements contributing to the success of the B&N College stores are:

•	Conversion of more institutionally run college bookstores to contract-managed stores;

•	Opening College Superstores in select markets;

•	Optimizing comparable store sales through:

¡	Growth in enrollments;

¡	Expanding local and internet marketing;

¡	Increasing web sales of textbooks and other collegiate merchandise; and

¡	New merchandising initiatives to roll out additional products and services to B&N College locations.

Customers. B&N College’s three customer constituencies are students, faculty members and campus administrators. B&N College’s customer base consists of nearly four million students and faculty members who exhibit relatively predictable purchasing patterns based on the timing of university and college terms.

Marketing. B&N College uses a variety of marketing efforts and promotional campaigns to raise awareness for special initiatives, such as holiday promotions, freshman orientation, homecoming and graduation events, and to drive traffic to the stores. To reach its target customers, B&N College implements focused e-mail marketing campaigns for students and alumni, customized in-store promotions, and special events.

B&N College leverages its advanced online bookstore platform to simplify the purchasing experience for its customers and drive textbook sales. B&N College’s Registration Integration service enables students to reserve and order textbooks online at the time they enroll in a course. On some campuses, up to 50% of students now use Registration Integration to place their textbook orders.

Store Locations

Traditional Bookstores – As of May 1, 2010, B&N College operated 616 bookstores in its traditional format. The typical B&N College bookstore is located on campus in a location convenient to students and faculty. These bookstores range in size from 500 to 48,000 square feet.

Academic Superstores – As of May 1, 2010, B&N College operated 21 B&N College academic superstores at select major campuses, such as the University of Pennsylvania, Yale University, the College of William and Mary, Boston University, DePaul University, and Georgia Institute of Technology (Georgia Tech). B&N College academic superstores offer universities an exciting establishment on their campuses and further enable B&N College to differentiate itself. B&N College academic superstores, which range in size from 11,000 to 75,000 square feet and include a café, carry a large selection of course required textbooks, supplies, emblematic clothing and gifts, and 10,000 to 120,000 titles of trade and reference books. B&N College academic superstores are positioned in locations that attract customers from the neighborhood community as well as students and faculty from the university. They are open extended hours and have ongoing events such as author signings. These stores differ from traditional format B&N College stores by having greater than 50% of total sales from non-textbook merchandise and having a customer base and sales which are less dependent on course-required materials.

B&N College maintains customized and individual web sites for the bookstores it manages. Students can choose to shop in the comfortable and inviting atmosphere of B&N College’s physical bookstores, or they can opt to go to the virtual bookstore for their collegiate needs. Designed to appeal to faculty, students, alumni, and parents, the sites feature both services and eCommerce options. Services include faculty and author profiles, calendars of events, and general store operating policies. ECommerce options include a full college shopping experience, from online textbook ordering to school specific merchandise to general reading.

The number of B&N College stores located in each state listed below and the District of Columbia as of May 1, 2010 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	15	Missouri	10
Arizona	8	Nevada	1
Arkansas	6	New Hampshire	4
California	25	New Jersey	17
Colorado	4	New Mexico	6
Connecticut	8	New York	70
Delaware	3	North Carolina	14
Florida	27	North Dakota	1
Georgia	14	Ohio	28
Idaho	1	Oklahoma	6
Illinois	18	Oregon	3
Indiana	15	Pennsylvania	60
Iowa	1	Rhode Island	5
Kansas	2	South Carolina	12
Kentucky	29	South Dakota	2
Louisiana	10	Tennessee	13
Maryland	18	Texas	61
Massachusetts	32	Virginia	24
Michigan	25	Washington	10
Minnesota	6	West Virginia	12
Mississippi	6	Wisconsin	5

Operations

B&N College has seasoned management teams for its college bookstores, including those for marketing to prospective new accounts, merchandising and store operations. Field management includes store vice presidents and regional managers supervising multiple store locations.

Each B&N College store generally employs a store manager and assistant store manager, a textbook manager and a range of full- and part-time booksellers, with the larger stores staffed with up to 100 employees. The large employee base provides the Company with experienced booksellers to fill positions in new B&N College stores. In addition, B&N College has a management training program designed for its student employees that generally results in over 100 new store managers each year. B&N College anticipates that a significant percentage of the personnel required to manage its new stores will continue to come from within its existing operations.

Field management for all B&N College stores, including store vice presidents, regional managers and store managers, participate in an incentive program tied to store productivity. B&N College believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

B&N College has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers participate in annual sales and leadership conferences, and regional managers participate in semi-annual sales and leadership conferences. Store and regional managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company utilizing a blended learning approach, including on-the job training, e-Learning, facilitator-led training and training aids available at each bookstore.

Purchasing

B&N College’s purchasing procedures vary by product type and are usually made at the store level, with corporate oversight. Faculty members are responsible for selecting the appropriate textbooks for their course offerings. This process typically occurs three months in advance of the academic term. After titles are adopted, B&N College determines how much inventory it will need to purchase based on several factors. B&N College first uses the Text Net system to determine if other company stores have the necessary new or used books on hand and may transfer the inventory to the appropriate stores. In the smaller stores, trade book purchasing also is controlled at the store level. The larger superstores, which feature an expanded selection of trade books, use the Barnes & Noble BookMaster system. Books are generally returnable to publishers for full credit.

B&N College’s primary suppliers of new textbooks include Pearson Education (Prentice Hall), Cengage (Thomson) Learning, MBS Textbook Exchange, Inc. (“MBS”), McGraw-Hill, MPS (VHPS) and John Wiley & Sons. B&N College’s intra-year sales experience and buying schedule corresponds to the academic schedules of the schools it serves. B&N College has two peak selling periods within the year: the beginning of the fall term (August/September) and the beginning of the spring term (January/February), when students purchase course materials and supplies for upcoming classes. Ahead of each season, orders for textbooks are placed based on student enrollment and the previous term’s textbook sales histories. B&N College also offers eBook options for thousands of textbooks. As part of its contract with the particular institution, B&N College guarantees that it will order textbooks for all courses.

B&N College’s primary suppliers of used textbooks are students and MBS. The stores offer a “cash for books” program in which students can sell their books back to the store at the end of the semester. Buybacks are heaviest in December and May. Students typically receive 50% of the book price for books that have been adopted for a future class or the current wholesale price if it has not.

B&N College also offers a selection of complementary merchandise such as general reading books, magazines, notebooks, backpacks, school supplies, and related items. In addition, many stores also provide students with a place to purchase convenience items, such as food, beverages, and dormitory products. All stores feature collegiate and athletic apparel relating to a school and/or its sports programs and other custom-branded school spirit products, including t-shirts, sweatshirts, and hats.

Competition

Approximately 56% of college bookstores are operated by the education institutions themselves. Follett, a contract operator of campus bookstores, and Chegg.com, an online textbook rental company, compete directly with B&N College. B&N College offers customers a full suite of textbook options – new, used, digital and rental.

Seasonality

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters.

Employees

As of May 1, 2010, B&N College had approximately 5,000 full- and part-time employees. B&N College’s employees are not represented by unions, with the exception of 37 employees, and the Company believes that its relationship with its employees is excellent.

Trademarks and Service Marks

B&N® , Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, and NOOK™ are some Company-owned trademarks and service marks registered or pending with the United States Patent and Trademark Office. On September 30, 2009, the Company completed the Acquisition from Leonard Riggio and Louise Riggio (Sellers) pursuant a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers. B&N College, which was founded by Leonard Riggio in 1965, owned the “Barnes & Noble” trade name, which it had previously licensed to the Company under a royalty-free license agreement dated February 11, 1987 and to Barnes & Noble.com under a royalty-free license agreement dated October 31, 1998. As a result of the Acquisition, the Company acquired the trade name that had been owned by B&N College. Also in connection with the Acquisition, the Company terminated its existing license agreement dated January 31, 2001 with Textbooks.com, Inc., which is wholly-owned by Leonard Riggio, and as a result no longer pays a royalty with respect to online textbook sales.

The Company regards its trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its operations, and it relies on trademark, copyright and patent law, domain name regulations, trade secret protection and confidentiality or license agreements to protect its proprietary rights. The Company has registered, or applied for the registration of, a number of domain names, trademarks, service marks, patents, and copyrights by U.S. and foreign governmental authorities. Additionally, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. The Company renews its registrations, which vary in duration, as it deems appropriate from time to time.

The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights to third parties. Some of the Company’s products are designed to include intellectual property licensed or otherwise obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of the Company’s products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov.

The Company makes available on its corporate website at www.barnesandnobleinc.com under “For Investors”—“SEC Documents,” free of charge, all its SEC filings as soon as reasonably practicable after the Company electronically files such material with or furnishes such materials to the SEC.

The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and written charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance & Nominating Committee. Each of the foregoing is available on the Company’s website at www.barnesandnobleinc.com under “For Investors” – “Corporate Governance” and in print to any stockholder who requests it, in writing to the Company’s Corporate Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above codes, or any waiver of any provision thereof with respect to any of the executive officers, on the Company’s website within four business days following such amendment or waiver.

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

The Company’s businesses have been adversely impacted by the economic downturn in the United States over the last two years which, among other things, has decreased discretionary consumer spending. A deterioration of the current economic environment could have a material adverse effect on the Company’s financial condition and operating results, as well as the Company’s ability to fund its growth or its strategic business initiatives.

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

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s core business is its operation of Barnes & Noble retail stores across the United States, and it derived well over a majority of its sales and net income from Barnes & Noble retail stores in its most recent fiscal year. Management generally believes that the Company’s retail stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and may close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

Increases in the complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

Increases in the complexity of the Company’s business could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions. These increases in complexity include both the increase in the size and scope of the Company’s operations as a result of the acquisition of B&N College and the expansion of the Company’s digital strategy. There can be no assurance that the Company will be able to manage increases in the complexity of its businesses effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as it employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit its growth. If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm its business.

The Company faces the risk of disruption of supplier relationships and/or supply chain.

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2010, Barnes & Noble’s five largest suppliers accounted for approximately 50 percent of the dollar value of merchandise purchased. During fiscal 2010, B&N College’s five largest suppliers accounted for approximately 56 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, most suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Furthermore, the Barnes & Noble and B&N College businesses are each dependent on the continued supply of trade books, in the case of Barnes & Noble, and textbooks, in the case of B&N College. The publishing industry generally has suffered due, among other things, to changing consumer preferences away from the print medium and due to the difficult economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity.

The Company’s businesses rely on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Vice Chairman, William J. Lynch Jr., Chief Executive Officer, Mitchell S. Klipper, Chief Executive Officer-Barnes & Noble Retail, Joseph J. Lombardi, Chief Financial Officer, and Max J. Roberts, President of B&N College, as well as certain other key officers of the Company and its subsidiaries. The loss of the services of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

The Company’s businesses could be adversely impacted if it is unsuccessful in making and integrating acquisitions it has made or may decide to pursue.

To enhance the Company’s efforts to grow and compete, from time to time it has engaged in acquisitions and entered into joint ventures, and it may engage in acquisitions or enter into joint ventures in the future. For example, on September 30, 2009, the Company acquired B&N College. Any future acquisitions are subject to the Company’s ability to identify attractive opportunities and to negotiate favorable terms for them. Accordingly, the Company cannot make assurances that future acquisitions will be completed, or that if completed, they will be successful. These transactions may create risks such as: (1) disruption of the Company’s ongoing business, including loss of management focus on existing businesses; (2) the dilution of the equity interest of the Company’s stockholders; (3) problems retaining key personnel; (4) increased debt to finance any transaction and additional operating losses, debt and expenses of the businesses the Company acquires; (5) the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (6) the difficulty of implementing at acquired companies the controls, procedures and policies appropriate for a larger public company; and (7) potential unknown liabilities associated with an acquired company. In addition, valuations supporting the Company’s acquisitions could change rapidly given the current global economic climate. The Company could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact its financial condition.

The Company’s businesses are seasonal.

The Company’s businesses are seasonal. For the Company’s businesses other than B&N College, sales are generally highest in the third fiscal quarter and lowest in the fourth fiscal quarter. For fiscal 2010, 32% of sales and 148% of operating income of B&N Retail were generated in its third fiscal quarter. Operating results in the Company’s businesses other than B&N College depend significantly upon the holiday selling season in the third fiscal quarter. The B&N College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. During the 52 weeks ended May 2, 2009, 77% of sales and 170% of operating income of B&N College were generated in the second and third fiscal quarters combined. Less than satisfactory net sales for any fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year and may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

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

The Company regards its trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its success, and it relies on trademark, copyright and patent law, domain name regulations, trade secret protection and confidentiality or license agreements to protect its proprietary rights. Laws and regulations may not adequately protect its trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

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

Other parties also may claim that the Company infringes their proprietary rights. Because of the changes in Internet commerce, the electronic reader and digital content business, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. The Company has been and is currently subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company or the payment of damages. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company, or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property it does not own in providing services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose primary business appears to be to assert such claims.

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

The Company’s business involves the receipt and storage of personal information about customers and employees. The Company’s use of personal information is regulated at the international, federal and state levels. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If the Company fails to comply with these laws and regulations, it could be subjected to legal risk. In addition, even if the Company fully complies with all laws and regulations and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. For example, on August 5, 2008, eleven individuals were charged with, among other things, identity theft. A number of these individuals subsequently pleaded guilty to various charges. The Company was listed as one of several retailers that were targeted by these hackers. The Company reviewed this matter and provided information to the authorities in connection with their investigation.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates will limit its stockholders’ ability to influence corporate matters and may involve other risks.

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, the Company’s Vice Chairman, are brothers and together were the beneficial owners of an aggregate of approximately 31.8% of the Company’s outstanding capital stock as of May 1, 2010, a majority of which was beneficially owned solely by Leonard Riggio. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of the notes issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

The Company’s businesses could be impacted by changes in international, federal, state or local laws, rules or regulations.

Changes in international, federal, state or local laws, rules or regulations, including but not limited to laws, rules or regulations related to employment, wages, data privacy, information security, intellectual property, taxes, products, product safety, health and safety, and imports and exports, could increase the Company’s costs of doing business or otherwise impact the Company’s business.

Changes in sales and other tax collection regulations could harm the Company’s businesses.

Barnes & Noble and B&N College collected sales tax on the majority of the products and services that they sold in their respective prior fiscal years that were subject to sales tax, and they generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere herein reflect management’s best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, there can be no assurance that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, the Company’s businesses may be subject to claims for not collecting sales tax on the products and services it currently sells for which sales tax is not collected.

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

Risks related to the Company’s Barnes & Noble businesses

Intense competition from traditional retail sources, the Internet and suppliers of digital content and hardware may adversely affect Barnes & Noble’s businesses.

The book business is highly competitive in every channel in which Barnes & Noble competes. Barnes & Noble retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. NOOK™ competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. It faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in Barnes & Noble retail stores. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors may have greater financial and other resources and different business strategies than Barnes & Noble does. Barnes & Noble retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. The music and movie businesses are also highly competitive, and Barnes & Noble faces competition from mass merchants, discounters, the Internet and digital distribution. In addition, Barnes & Noble faces competition from the expanding market for digital content and hardware, including without limitation electronic books or “eBooks” and eBook readers and digital distribution of content. New and enhanced technologies, including new digital technologies and new web services technologies, may increase Barnes & Noble’s competition. Competition may also intensify as Barnes & Noble’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce Barnes & Noble’s sales and profits.

If Barnes & Noble is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of Barnes & Noble’s retail stores are located in leased premises. Barnes & Noble’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Barnes & Noble has approximately 400 leases up for renewal by April 30, 2014, with over half of these renewals scheduled for fiscal year 2012 and fiscal year 2013. If the cost of leasing existing retail stores increases, Barnes & Noble may not be able to maintain its existing store locations as leases expire. In addition, Barnes & Noble may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. Barnes & Noble’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

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

Barnes & Noble has entered parts of the online and digital markets in which it has limited experience, and may in the future expand into additional areas. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for the Company’s traditional product lines. The gross margin for Barnes & Noble’s online sales is generally lower than for sales in its retail stores. Although Barnes & Noble has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. Barnes & Noble also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically Barnes & Noble offered a selection of music products in its retail stores, but has had to decrease such selection because of the increased competition from the download of digital music. These challenges may negatively affect its operating results.

Barnes & Noble’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

Barnes & Noble may require additional capital in the future to sustain or grow Barnes & Noble’s online and digital businesses. Barnes & Noble’s gross profits in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, Barnes & Noble may have limited or no experience in its newer products and services, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its NOOK™ eBook reader, as well as new gift products, educational toys and games and Barnes & Noble@school products. Some of these offerings may present new and difficult technology challenges, and Barnes & Noble may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

Barnes & Noble depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

NOOK™, the Company’s eBook reader, and other Company products are manufactured by a third-party manufacturer outside the United States and Barnes & Noble relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While Barnes & Noble’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or Barnes & Noble’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, Barnes & Noble may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect Barnes & Noble’s reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, Barnes & Noble’s financial condition and operating results could be adversely affected.

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

The anticipated strategic benefits of new and additional college and university bookstores may not be realized or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of its competitors and customers. Because the terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates which may not be accurate, including for reasons outside of its control, B&N College has contracts which are not profitable, and may have such contracts in the future. Even if B&N College has the right to terminate a contract, it may be reluctant to do so even when a contract is unprofitable due, among other factors, to the potential effect on B&N College’s reputation. Any unprofitable contracts may negatively impact the Company’s operating results.

B&N College may not be able to successfully retain or renew its managed bookstore contracts on profitable terms, which could adversely impact B&N College’s profit margins.

B&N College will be competing for the retention of existing store contracts and renewal of those contracts as they expire. B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. B&N College may not be successful in retaining its current contracts, renewing its current contracts, or renewing its current contracts on terms that provide it the opportunity to improve or maintain the profitability of managing the store. If B&N College is unable to retain or renew its contracts on profitable terms, or at all, its profit margins could be adversely impacted.

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

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 719 leased stores open as of May 1, 2010 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2011	110
2012	115
2013	104
2014	106
2015	80
2016 and later	204

B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. In many cases, either party may cancel. The contracts for the 637 B&N College stores as of May 1, 2010 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2011	96
2012	48
2013	29
2014	27
2015	31
2016 and later	406

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations, one in Monroe Township, New Jersey, under a lease expiring in 2020, and the other in Reno, Nevada, under a lease expiring in 2015. The Company’s B&N Retail distribution centers total 1,975,198 square feet. The Company leases three warehouses for its B&N College operations totaling 19,504 square feet, two under leases expiring in 2010, and one under a lease expiring in 2013.

During fiscal 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. The Company purchased the distribution facility and equipment for approximately $21.0 million.

The Company’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which covers approximately 144,000 square feet of office space and expires in 2013. The Company also leases approximately 74,000 square feet in Basking Ridge, New Jersey for its B&N College administrative offices.

The Company leases five additional locations in New York, New York for office space: 105,000 square feet under a lease expiring in 2015, 9,500 square feet under a lease expiring in 2016, 61,983 square feet under a lease expiring in 2036, 16,000 square feet under a lease expiring in 2014, and 56,000 square feet under a lease expiring in 2015.

The Company also has 79,463 square feet of office space in Westbury, New York under a lease expiring in 2017, and 9,604 square feet and 9,320 square feet of office space in Palo Alto, California under leases expiring in 2012 and 2015, respectively.

The Company also has 230,198 square feet of office/warehouse space in Edison, New Jersey for Sterling Publishing under two leases, both expiring in 2015. Sterling Publishing also occupies 25,000 square feet of office space in Asheville, North Carolina under a lease expiring in 2012.

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

In re Initial Public Offering Securities Litigation

The class action lawsuit In re Initial Public Offering Securities Litigation filed in the United States District Court for the Southern District of New York in April 2002 (the Action) named over 1,000 individuals and 300 corporations, including Fatbrain.com, LLC, a former subsidiary of Barnes & Noble.com (Fatbrain), and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the aftermarket at increasing prices. The amended complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act by the same parties; and (iii) the control person provisions of the Securities Act and Exchange Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

A settlement agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters and executed by Barnes & Noble.

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

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, B&N Booksellers filed an answer denying all claims. On March 5, 2009, B&N Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiff moved for class certification on October 19, 2009. On January 25, 2010, the Court denied certification in its entirety, leaving only Hostetter’s individual claim. On February 3, 2010, the plaintiff filed a petition under Federal Rule of Civil Procedure 23(f) with the Ninth Circuit seeking permission to file an interlocutory appeal of the certification denial. The Ninth Circuit denied plaintiff’s petition on April 15, 2010. The parties are now exploring a negotiated resolution of Hostetter’s remaining individual claims.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing.

In re Barnes & Noble Stockholder Derivative Litigation (Consolidated Cases Formerly Captioned Separately as: Louisiana Municipal Police Employees Retirement System v. Riggio et al.; Southeastern Pennsylvania Transportation Authority v. Riggio et al.; City of Ann Arbor Employees’ Retirement System v. Riggio et al.; Louise Schuman v. Riggio et al.; Virgin Islands Government Employees’ Retirement System v. Riggio et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Riggio et al.)

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaints generally seek damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2010		13 weeks ended May 2, 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter	$26.96	$19.12	$26.74	$15.28	$34.02	$25.01
Second Quarter	28.78	16.50			33.60	20.69
Third Quarter	25.07	16.11			33.64	16.16
Fourth Quarter	24.71	17.44			20.00	10.77

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2010
Common stock, $0.001 par value	2,324

Dividends

During fiscal 2010, the Company paid quarterly cash dividends of $0.25 per share on June 30, 2009 to stockholders of record at the close of business on June 9, 2009, on September 30, 2009 to stockholders of record at the close of business on September 9, 2009, on December 31, 2009 to stockholders of record at the close of business on December 10, 2009 and on March 31, 2010 to stockholders of record at the close of business on March 10, 2010.

During the 13 weeks ended May 2, 2009, the Company paid a dividend of $0.25 per share on March 31, 2009 to stockholders of record at the close of business on March 10, 2009.

During fiscal 2008, the Company paid a quarterly cash dividend of $0.15 per share on March 31, 2008 to stockholders of record at the close of business on March 10, 2008. On March 20, 2008, the Company announced that its Board of Directors had authorized an increase to its quarterly cash dividend from $0.15 to $0.25 per share, commencing with the dividend to be paid in June 2008. The Company paid quarterly cash dividends of $0.25 per share on June 30, 2008 to stockholders of record at the close of business on June 9, 2008, on September 30, 2008 to stockholders of record at the close of business on September 9, 2008, and on December 31, 2008 to stockholders of record at the close of business on December 10, 2008.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2010 – March 1, 2010	11,559	$19.54	—	$2,470,561
March 2, 2010 – March 31, 2010	26,307	$22.73	—	$2,470,561
April 1, 2010 – May 1, 2010	31,955	$22.07	—	$2,470,561

Total	69,821	$21.90	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan. The 2004 Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2.5 million as of May 1, 2010.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 1, 2010, the Company has repurchased 33,284,610 shares at a cost of approximately $1.1 billion under its stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended May 1, 2010 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 1, 2010, the Company’s cash and cash equivalents totaled approximately $60,965,000.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $260,400,000 in borrowings under its credit facility at May 1, 2010. The Company did not have any amounts outstanding under its prior credit facility at May 2, 2009 and January 31, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, the Company has excluded B&N College from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 1, 2010. B&N College constituted 4% of total assets as of May 1, 2010 and 14% of sales, respectively, for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting of B&N College because of the timing of the Acquisition, which was completed on September 30, 2009.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 1, 2010.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of May 1, 2010 as stated in their report incorporated herein as part of the Company’s Annual Report. BDO Seidman, LLP’s audit did not include an evaluation of the internal control over financial reporting of B&N College.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended May 1, 2010 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended May 1, 2010 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of May 1, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,498,000	$20.19	1,431,000
Equity compensation plans not approved by security holders	—	—	—

Total	5,498,000	$20.19	1,431,000

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52-week period ended May 1, 2010, the 13-week period ended May 2, 2009, the 52-week period ended January 31, 2009, and the 52-week period ended February 2, 2008 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
May 1, 2010	$1,738	$(181)	$(132)	$1,425
May 2, 2009	$1,739	$63	$(64)	$1,738
January 31, 2009	$2,475	$(138)	$(598)	$1,739
February 2, 2008	$2,314	$245	$(84)	$2,475

(a) 3.	Exhibits:

The Credit Agreement attached hereto as Exhibit 10.1 has been attached as an exhibit to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the parties to the Credit Agreement. Any representations, warranties and covenants contained in the Credit Agreement and disclosures of information in the schedules thereto were made only for the purposes of the contract between the parties to the Credit Agreement and as of specified dates, and may be subject to limitations agreed upon by the contracting parties and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to security holders. Accordingly, security holders should not rely on any representations, warranties, covenants or disclosures of information contained in the schedules to the Credit Agreement as characterizations of the actual state of facts.

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (3)

3.3	Form of Certificate of Designation, dated as of November 17, 2009. (4)

3.4	Amended and Restated By-laws of the Company. (5)

3.5	Amendment to Amended and Restated By-laws of the Company. (6)

4.1	Specimen Common Stock certificate. (2)

4.2	Rights Agreement, dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent. (4)

4.3	First Amendment dated as of February 17, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (7)

10.1	Credit Agreement, dated September 30, 2009, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). [2] (20)

10.2	First Amendment to Credit Agreement, dated November 24, 2009, among the Company, Bank of America, N.A., as administrative agent and collateral agent and other lenders. (20)

10.3	Senior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (6)

10.4	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (6)

10.5	The Company’s 2009 Executive Performance Plan. (8)

10.6	The Company’s 2004 Executive Performance Plan. (9)

10.7	First Amendment to the Company’s 2004 Executive Performance Plan. (10)

10.8	The Company’s 2009 Incentive Plan. (8)

10.9	The Company’s 2004 Incentive Plan. (9)

[2]	An application for confidential treatment for selected schedules to this agreement has been filed with the SEC.

Exhibit No.	Description

10.10	Amendment to the Company’s 2004 Incentive Plan. (11)

10.11	Second Amendment to the Company’s 2004 Incentive Plan. (10)

10.12	The Company’s Amended and Restated 1996 Incentive Plan. (12)

10.13	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (11)

10.14	Form of Option Award Agreement of the Company. (13)

10.15	Form of Restricted Stock Award Agreement of the Company. (13)

10.16	The Company’s Amended and Restated Deferred Compensation Plan. (10)

10.17	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (14)

10.18	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (14)

10.19	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (15)

10.20	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (10)

10.21	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (16)

10.22	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (17)

10.23	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (16)

10.24	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (18)

10.25	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (10)

10.26	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (16)

10.27	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (19)

Exhibit No.	Description

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (20)

14.1	Code of Business Conduct and Ethics. (21)

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information. (22)

21.1	List of Subsidiaries. (20)

23.1	Consent of BDO Seidman, LLP. (20)

23.2	Report of BDO Seidman, LLP. (20)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(4)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(7)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2010.

(8)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(9)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the Securities and Exchange Commission on June 14, 2002.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(15)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(20)	Filed herewith.

(21)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(22)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended March 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ William J. Lynch, Jr.
William J. Lynch, Jr.
Chief Executive Officer
June 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	June 30, 2010

/s/ Stephen Riggio Stephen Riggio	Vice Chairman of the Board	June 30, 2010

/s/ William J. Lynch, Jr. William J. Lynch, Jr.	Chief Executive Officer (principal executive officer)	June 30, 2010

/s/ Joseph J. Lombardi Joseph J. Lombardi	Chief Financial Officer (principal financial officer)	June 30, 2010

/s/ Allen W. Lindstrom Allen W. Lindstrom	Vice President, Corporate Controller (principal accounting officer)	June 30, 2010

/s/ George Campbell Jr. George Campbell Jr.	Director	June 30, 2010

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	June 30, 2010

/s/ William Dillard II William Dillard II	Director	June 30, 2010

/s/ Patricia L. Higgins Patricia L. Higgins	Director	June 30, 2010

/s/ Irene R. Miller Irene R. Miller	Director	June 30, 2010

/s/ Margaret T. Monaco Margaret T. Monaco	Director	June 30, 2010

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	June 30, 2010