Form 10-Q
period 2010-07-31
BARNES & NOBLE INC
filed 2010-09-09
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 31, 2010, 59,984,418 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 2,439,725 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 31, 2010

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 31, 2010	August 1, 2009
Sales	$1,396,570	1,155,681
Cost of sales and occupancy	1,044,870	799,826

Gross profit	351,700	355,855

Selling and administrative expenses	382,381	288,651
Depreciation and amortization	56,905	44,854
Pre-opening expenses	27	1,698

Operating (loss) profit	(87,613)	20,652
Interest expense, net and amortization of deferred financing fees	13,263	304

(Loss) income before taxes	(100,876)	20,348
Income taxes	(38,333)	8,110

Net (loss) income	(62,543)	12,238
Net loss attributable to noncontrolling interest	25	29

Net (loss) income attributable to Barnes & Noble, Inc.	$(62,518)	12,267

Basic (loss) earnings per common share

Net (loss) income attributable to Barnes & Noble, Inc.	$(1.12)	0.22

Diluted (loss) earnings per common share

Net (loss) income attributable to Barnes & Noble, Inc.	$(1.12)	0.21

Weighted average common shares outstanding
Basic	55,770	55,186
Diluted	55,770	56,221

Dividends declared per common share	$0.25	0.25

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 31, 2010	August 1, 2009	May 1, 2010
	(unaudited)	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$27,019	157,743	60,965
Receivables, net	111,087	93,693	106,576
Merchandise inventories	1,787,683	1,229,761	1,370,111
Prepaid expenses and other current assets	187,362	124,216	181,825

Total current assets	2,113,151	1,605,413	1,719,477

Property and equipment:
Land and land improvements	8,617	9,298	8,618
Buildings and leasehold improvements	1,206,255	1,105,660	1,212,567
Fixtures and equipment	1,613,754	1,338,289	1,594,048

	2,828,626	2,453,247	2,815,233
Less accumulated depreciation and amortization	2,048,760	1,675,461	2,003,199

Net property and equipment	779,866	777,786	812,034

Goodwill	527,434	255,845	528,541
Intangible assets, net	577,300	89,798	580,962
Other noncurrent assets	62,103	13,287	64,672

Total assets	$4,059,854	2,742,129	3,705,686

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 31, 2010	August 1, 2009	May 1, 2010
	(unaudited)	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,267,786	760,467	868,976
Accrued liabilities	674,461	610,472	755,432
Short-term note payable	100,000	—	100,000

Total current liabilities	2,042,247	1,370,939	1,724,408

Long-term debt	380,000	—	260,400
Deferred taxes	311,158	78,960	311,607
Other long-term liabilities	496,329	379,319	505,903

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 89,102, 88,380 and 88,993 shares issued, respectively	89	88	89
Additional paid-in capital	1,290,803	1,273,598	1,286,215
Accumulated other comprehensive loss	(13,212)	(12,015)	(13,212)
Retained earnings	603,850	699,802	681,082
Treasury stock, at cost, 33,314, 33,181 and 33,285 shares, respectively	(1,052,935)	(1,050,115)	(1,052,356)

Total Barnes & Noble, Inc. shareholders’ equity	828,595	911,358	901,818

Noncontrolling interest	1,525	1,553	1,550

Total shareholders’ equity	830,120	912,911	903,368

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,059,854	2,742,129	3,705,686

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 31, 2010

(In thousands)

(unaudited)

		Barnes & Noble, Inc. Shareholders’ Equity
	Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 1, 2010	$1,550	89	1,286,215	(13,212)	681,082	(1,052,356)	$903,368

Comprehensive income:
Net loss	(25)	—	—	—	(62,518)	—

Total comprehensive loss							(62,543)

Exercise of 4 common stock options	—	—	49	—	—	—	49
Stock options and restricted stock tax benefits	—	—	(609)	—	—	—	(609)
Stock-based compensation expense	—	—	5,148	—	—	—	5,148
Cash dividend paid to stockholders	—	—	—	—	(14,714)	—	(14,714)
Treasury stock acquired, 29 shares	—	—	—	—	—	(579)	(579)

Balance at July 31, 2010	$1,525	89	1,290,803	(13,212)	603,850	(1,052,935)	$830,120

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars)

(unaudited)

	13 weeks ended
	July 31, 2010	August 1, 2009

Cash flows from operating activities:
Net (loss) income	$(62,543)	12,238
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	59,281	44,899
Stock-based compensation expense	5,148	3,738
Deferred taxes	658	697
Loss on disposal of property and equipment	363	637
Decrease in other long-term liabilities	(9,574)	(9,272)
Changes in operating assets and liabilities, net	(111,084)	55,010

Net cash flows from operating activities	(117,751)	107,947

Cash flows from investing activities:
Purchases of property and equipment	(21,424)	(23,281)
Net decrease in other noncurrent assets	179	35

Net cash flows from investing activities	(21,245)	(23,246)

Cash flows from financing activities:
Net increase in credit facility	119,600	—
Proceeds from exercise of common stock options	49	578
Excess tax benefit from stock-based compensation	694	931
Purchase of treasury stock	(579)	(787)
Cash dividend paid to shareholders	(14,714)	(14,274)

Net cash flows from financing activities	105,050	(13,552)

Net (decrease) increase in cash and cash equivalents	(33,946)	71,149

Cash and cash equivalents at beginning of period	60,965	86,594

Cash and cash equivalents at end of period	$27,019	157,743

Changes in operating assets and liabilities, net:
Receivables, net	$(4,511)	(21,699)
Merchandise inventories	(417,572)	3,995
Prepaid expenses and other current assets	(5,537)	3,274
Accounts payable and accrued liabilities	316,536	69,440

Changes in operating assets and liabilities, net	$(111,084)	55,010

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$16,761	149
Income taxes (net of refunds)	$14,079	1,554

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 31, 2010 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended May 1, 2010 (fiscal 2010).

On September 29, 2009, the Board of Directors of Barnes & Noble, Inc. authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective on September 30, 2009 upon the closing of the acquisition of Barnes & Noble College Booksellers, Inc. (B&N College) by Barnes & Noble, Inc. (the Acquisition), gives the Company and B&N College the same fiscal year (see Note 12). The change was intended to better align the Company’s fiscal year with the business cycles of both Barnes & Noble, Inc. and B&N College. As a result of the change in fiscal year, the Company’s 2010 fiscal year began on May 3, 2009 and ended on May 1, 2010 (fiscal 2010).

Due to the increased focus on the internet and digital businesses, the Company performed an evaluation on the effect of its impact on the identification of operating segments. The assessment considered the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it now has three operating segments: B&N Retail, B&N College and B&N.com(See Note 5).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 31, 2010 are not indicative of the results to be expected for the 52 weeks ending April 30, 2011 (fiscal 2011).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of July 31, 2010, August 1, 2009 and May 1, 2010, 68%, 100% and 87%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

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

(3) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale, other than those with multiple elements. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

In accordance with ASC 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOKTM eBook Reader revenue is recognized at the segment point of sale.

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

For the 13 weeks ended July 31, 2010 and August 1, 2009

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

The Barnes & Noble Member Program entitles Members to receive the following benefits: 40% discount off the current hardcover Barnes & Noble store bestsellers, 20% discount off all adult hardcover books, 10% discount off Barnes & Noble sale price of other eligible items, unlimited free express shipping on orders made on Barnes & Noble.com, as well as periodic special promotions at Barnes & Noble stores and online at Barnes & Noble.com. The annual fee of $25.00 is non-refundable after the first 30 days. Revenue is recognized over the twelve-month period based upon historical spending patterns for Barnes & Noble Members.

(4) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, the Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 31, 2010, participating securities in the amount of 2,407,964 were excluded in the calculation of earnings per share using the two-class method for the quarterly period because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	13 weeks ended
	July 31, 2010	August 1, 2009
Numerator for basic earnings per share:
(Loss) income attributable to Barnes & Noble, Inc.	$(62,518)	$12,267
Less allocation of earnings and dividends to participating securities	—	(389)

Net (loss) income available to common shareholders	$(62,518)	$11,878

Numerator for diluted earnings per share:
Net (loss) income available to common shareholders	$(62,518)	$11,878
Effect of dilutive options	—	(1)

Net (loss) income available to common shareholders	$(62,518)	$11,877

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	55,770	55,186
Average dilutive options	—	1,035

Diluted weighted average common shares	55,770	56,221

Basic (loss) earnings per common share
Net (loss) income attributable to Barnes & Noble, Inc.	$(1.12)	$0.22

Diluted (loss) earnings per common share
Net (loss) income attributable to Barnes & Noble, Inc.	$(1.12)	$0.21

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

(5) Segment Reporting

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it has three operating segments: B&N Retail, B&N College and B&N.com.

B&N Retail

This segment includes 717 bookstores as of July 31, 2010, primarily under the Barnes & Noble Booksellers trade name. The 717 Barnes & Noble stores generally offer a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

B&N College

This segment includes 633 stores as of July 31, 2010, that are primarily school-owned stores operated under contracts by B&N College. The 633 B&N College stores generally sell textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items.

B&N.com

This segment includes the Company’s online business, which includes the Company’s e-commerce site and features an eBookstore and digital newsstand. Additionally, this segment includes the development and support of the Company’s NOOK™ eReading product offering. These products enable customers to buy and read eBooks on the widest range of platforms, including NOOK™ eBook Readers, devices from partner companies, and hundreds of the most popular mobile and computing devices using free NOOK™ software.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 Weeks Ended
	July 31, 2010	August 1, 2009
B&N Retail	$1,026,269	$1,053,666
B&N College (a)	225,589	—
B&N.com	144,712	102,015

Total	$1,396,570	$1,155,681

Depreciation and Amortization

	13 Weeks Ended
	July 31, 2010	August 1, 2009
B&N Retail	$39,403	$39,578
B&N College (a)	10,568	—
B&N.com	6,934	5,276

Total	$56,905	$44,854

Operating Profit (Loss)

	13 Weeks Ended
	July 31, 2010	August 1, 2009
B&N Retail	$(13,880)	$32,105
B&N College (a)	(20,102)	—
B&N.com	(53,631)	(11,453)

Total	$(87,613)	$20,652

Capital Expenditures

	13 Weeks Ended
	July 31, 2010	August 1, 2009
B&N Retail	$9,864	$18,157
B&N College (a)	7,177	—
B&N.com	4,383	5,124

Total	$21,424	$23,281

Total Assets

	July 31, 2010	August 1, 2009
B&N Retail	$2,493,130	$2,393,710
B&N College	1,300,344	—
B&N.com	266,380	348,419

Total	$4,059,854	$2,742,129

(a)	Includes only the financial information of B&N College since the date of the Acquisition on September 30, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

A reconciliation of operating profit from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 Weeks Ended
	July 31, 2010	August 1, 2009
Reportable segments operating (loss) profit	$(87,613)	$20,652
Interest expense, net	13,263	304

Consolidated (loss) income before taxes	$(100,876)	$20,348

(6) Changes in Intangible Assets and Goodwill

		As of July 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Amortizable intangible assets
Customer relationships	5-25	$257,410	$(9,866)	$247,544
Author contracts	10	18,461	(13,820)	4,641
Technology	5-10	5,850	(1,022)	4,828
Distribution contracts	10	8,325	(3,834)	4,491
Other	3-10	4,533	(3,639)	894

		$294,579	$(32,181)	$262,398

Unamortizable intangible assets
Trade name				$293,400
Copyrights				166
Publishing contracts				21,336

				$314,902

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships related to the Fictionwise acquisition that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 13 weeks ended July 31, 2010	$3,676
For the 13 weeks ended August 1, 2009	$1,557

Estimated Amortization Expense:
(12 months ending on or about April 30)
2011	$14,492
2012	$14,111
2013	$13,780
2014	$13,063
2015	$11,293

The changes in the carrying amount of goodwill by segment for the 13 weeks ended July 31, 2010 are as follows:

	B&N Retail and B&N.com (a)	B&N College	Total Company
Balance as of May 1, 2010	$254,471	$274,070	$528,541
Benefit of excess tax amortization (b)	(1,107)	—	(1,107)

Balance as of July 31, 2010	$253,364	$274,070	$527,434

(a)	The Company is currently evaluating the allocation of goodwill between B&N Retail and B&N.com.
(b)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(7) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards, and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. Through fiscal 2010, the Company also sold online gift certificates for use solely on Barnes & Noble.com, which were treated the same way as gift cards. The Company recognized gift card breakage of $4,984 and $5,465 during the 13 weeks ended July 31, 2010 and August 1, 2009, respectively. The Company had gift card liabilities of $284,843 and $263,785 as of July 31, 2010 and August 1, 2009, respectively, which amounts are included in accrued liabilities.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

(8) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under the Junior Seller Note (see Note 12). The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities and store closing expenses. The Company had the following long-term liabilities at July 31, 2010, August 1, 2009 and May 1, 2010:

	July 31, 2010	August 1, 2009	May 1, 2010
Deferred Rent	$313,325	352,114	324,528
Junior Seller Note (see Note 12)	150,000	—	150,000
Other	33,004	27,205	31,375

Total long-term liabilities	$496,329	379,319	505,903

(9) Income Taxes

As of July 31, 2010, the Company had $15,838 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,382 accrued for interest and penalties, which is included in the $15,838 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2006 and forward. Some earlier years remain open for a small minority of states.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

(10) Fair Values of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 – Observable inputs that reflect quoted prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own                  assumptions

	Fair Value Measurement Using
Description	Quarter Ended July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Contingent consideration (See Note 14)	$5,483	—	—	5,483	—

The following table presents the changes in Level 3 contingent consideration liability for the 13 weeks ended July 31, 2010:

Acquisition of Fictionwise
Beginning balance, May 1, 2010	$8,165
Payments	2,682

Balance, July 31, 2010	$5,483

Fair Value of Financial Instruments

The Company’s financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable and accrued liabilities. The fair values of cash, receivables, accounts payable and accrued liabilities approximated carrying values because of the short-term nature of these instruments. The Company believes that its Credit Facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Seller Notes are consistent with comparable market debt issues.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

(11) Credit Facility

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

The Company paid $37,207 for advisory and arrangement fees related to the Credit Facility, which are being amortized over the four-year life of the Credit Facility.

The Credit Facility replaces the Company’s prior $850,000 credit agreement which had a maturity date of January 30, 2010, as well as B&N College’s $400,000 credit agreement which had a maturity date of November 13, 2011. The remaining unamortized deferred costs of $807 relating to the Company’s prior credit facility were deferred and are being amortized over the four-year term of the Credit Facility.

(12) Acquisition of B&N College

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

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

The following unaudited pro forma condensed financial information assumes that the Acquisition was accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805 and represents a pro forma presentation based upon available information of the combining companies giving effect to the Acquisition as if it had occurred on May 3, 2009, the first date of B&N College’s prior fiscal year, with adjustments for amortization expense of intangible assets, depreciation expense for the fair value of property and equipment above its book value, termination or changes in certain compensation arrangements, termination of textbook royalties, non-operating expenses not acquired in the Acquisition, interest expense and income tax expense:

	13 weeks ended
	July 31, 2010	August 1, 2009
Sales	$1,396,570	$1,371,006
Net (loss) income attributable to Barnes & Noble, Inc.	$(62,518)	$(12,492)
Basic	$(1.12)	$(0.23)
Diluted	$(1.12)	$(0.23)

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

(13) Tikatok Acquisition

On September 24, 2009, the Company acquired the assets of Tikatok Inc. (Tikatok) for $2,305 in cash. Tikatok is an online platform where parents and their children and others can write, illustrate, and publish stories into hardcover and paperback books. On its website, Tikatok makes available, among other things, its patent-pending StorySparks™ system, which helps to walk children through the process of creating and writing stories and expands the Company’s reach to additional parents, educators and librarians. In addition to the closing purchase price, the Company has made and may make bonus and/or earn out payments if certain performance targets are met over the next four years.

The Tikatok acquisition was accounted for as a business purchase pursuant to ASC 805. In accordance with ASC 805-20, the purchase price has been allocated to assets based on their estimated fair value at the acquisition date.

The results of operations for the period subsequent to the Tikatok acquisition are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Tikatok at the beginning of the fiscal year period and prior fiscal year is not material.

(14) Acquisition of Fictionwise

On March 4, 2009, the Company acquired Fictionwise, Inc. (Fictionwise), a leader in the eBook marketplace, for $15,729 in cash. In addition to the closing purchase price, the Company has made and may make earn-out payments contingent upon the achievement of certain performance and technology related targets through 2011. The acquisition provided a core component to the Company’s overall digital strategy, enabling the launch of one of the world’s largest eBookstores on July 20, 2009. The eBookstore on Barnes & Noble.com enables customers to buy eBooks and read them on a wide range of platforms, including NOOK™, the Company’s eBook reader, iPhone® and iPod touch®, BlackBerry®, Motorola™ smartphones, as well as most laptops or full-sized desktop computers.

The Fictionwise acquisition was accounted for as a business purchase pursuant to ASC 805, Business Combinations. In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the Fictionwise acquisition date is included in the purchase price. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability-weighted) earn-out payments discounted to present value. Changes to the fair value of the contingent consideration will be recorded in selling and administrative expenses. There was no material change in the fair value of contingent consideration at July 31, 2010 compared to the fair value estimated at October 31, 2009.

The Fictionwise results of operations for the period subsequent to the Fictionwise acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Fictionwise at the beginning of the fiscal year and prior fiscal year is not material.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

(15) Stock-Based Compensation

The Company maintains three share-based incentive plans: the 1996 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan. Prior to June 2, 2009, the Company issued restricted stock and stock options under the 1996 and 2004 Incentive Plans. On June 2, 2009, the Company’s shareholders approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remain available under the Company’s shareholder-approved 2004 Incentive Plan. At July 31, 2010, there were approximately 1,276,638 shares of common stock available for future grants under the 2009 Incentive Plan.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of unvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards vest over a period of one to five years. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

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

No options were granted for the 13 weeks ended July 31, 2010 and for the 13 weeks ended August 1, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 13 weeks ended July 31, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, May 1, 2010	5,498	$20.19
Granted	—	—
Exercised	(4)	12.74
Forfeited	(19)	16.82

Balance, July 31, 2010	5,475	20.21

Exercisable at July 31, 2010	4,975	$20.02

As of July 31, 2010, there was $2,542 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.67 years.

The following table presents a summary of the Company’s restricted stock activity for the 13 weeks ended July 31, 2010:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, May 1, 2010	2,330	$24.15
Granted	218	18.97
Vested	(88)	37.05
Forfeited	(15)	31.16

Balance, July 31, 2010	2,445	$23.18

As of July 31, 2010, there was $48,643 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.64 years.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

For the 13 weeks ended July 31, 2010 and August 1, 2009, the Company recognized stock-based compensation expense as follows:

	13 weeks ended
	July 31, 2010	August 1, 2009
Selling and administrative expenses	$5,148	3,738

(16) Noncontrolling Interest

Sterling Publishing has a joint venture in Begin Smart LLC, owning a 50% interest to develop, sell, and distribute books for infants, toddlers, and children under the brand name BEGIN SMART™.

(17) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense for the 13 weeks ended July 31, 2010 and August 1, 2009 was $613 and $762, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively.

(18) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010 and June 23, 2010, and as may be further

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock or a person or group that already beneficially owns 20% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. The Company intends to submit the Rights Agreement for stockholder ratification within 12 months of its adoption. See Note 19 for a description of certain legal proceedings with respect to the Rights Agreement.

(19) Legal Proceedings

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

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

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, B&N Booksellers filed an answer denying all claims. On March 5, 2009, B&N Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiff moved for class certification on October 19, 2009. On January 25, 2010, the Court denied certification in its entirety, leaving only Hostetter’s individual claim. On February 3, 2010, the plaintiff filed a petition under Federal Rule of Civil Procedure 23(f) with the Ninth Circuit seeking permission to file an interlocutory appeal of the certification denial. The Ninth Circuit denied plaintiff’s petition

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

on April 15, 2010. In July 2010, B&N Booksellers settled the plaintiff’s individual claim, inclusive of attorneys’ fees and costs, for $18.5. In exchange, the plaintiff released all claims. The case has been dismissed with prejudice.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 13 weeks ended July 31, 2010 and August 1, 2009

(Thousands of dollars, except per share data)

(unaudited)

seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss has been scheduled for October 21, 2010.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims. The case is presently in the discovery process.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaints generally seek damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010. Trial concluded on July 13, and post-trial argument was held on July 22. On August 12, the Court ruled in favor of defendants and dismissed plaintiffs’ claims. On August 20, plaintiffs filed a post-trial motion for relief from the August 12 judgment, requesting that the Chancery Court reverse its ruling. Defendants filed an opposition to plaintiffs’ post-trial motion on August 24, 2010, and the motion was denied on September 2, 2010. On September 2, 2010, plaintiffs filed a notice of appeal from the Chancery Court’s August 12 judgment and the denial of plaintiffs’ post-trial motion.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of July 31, 2010 and August 1, 2009, and the related consolidated statements of operations for the 13 week periods ended July 31, 2010 and August 1, 2009, changes in shareholders’ equity for the 13 week period ended July 31, 2010, and cash flows for the 13 week periods ended July 31, 2010 and August 1, 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 31, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of May 1, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated June 30, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 1, 2010 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York

September 9, 2010

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $27.0 million as of July 31, 2010, compared with $157.7 million as of August 1, 2009.

Merchandise inventories increased $557.9 million, or 45.4%, to $1.788 billion as of July 31, 2010, compared with $1.230 billion as of August 1, 2009. Excluding Barnes & Noble College Booksellers, LLC. (B&N College) inventories of $620.1 million, merchandise inventories decreased $62.2 million, or 5.1% compared to the same period one year ago.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $21.4 million and $23.3 million during the 13 weeks ended July 31, 2010 and August 1, 2009, respectively. This decrease was due to the timing of expenditures.

On September 30, 2009, the Company completed the acquisition (the Acquisition) of B&N College from Leonard Riggio and Louise Riggio (the Sellers) pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Purchase Agreement). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder.

The purchase price paid to the Sellers under the Purchase Agreement was $596 million, consisting of $346 million in cash and $250 million in aggregate principal amount of the Seller Notes described in Note 12 to the Consolidated Financial Statements contained herein. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by approximately $82 million in cash bonuses paid by B&N College to 192 members of its management team and employees, not including Leonard Riggio.

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

The Company had $380.0 million of outstanding debt under its Credit Facility as of July 31, 2010 compared with no outstanding debt as of August 1, 2009.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

The Company paid a dividend of $0.25 per share on June 30, 2010 to stockholders of record at the close of business on June 11, 2010. On August 24, 2010, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on September 9, 2010, payable on September 30, 2010.

Due to the increased focus on the internet digital businesses, the Company performed an evaluation on the effect of its impact on the identification of operating segments. The assessment considered the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it now has three operating segments: B&N Retail, B&N College and barnesandnoble.com llc. (B&N.com). B&N Retail refers to Barnes & Noble excluding B&N College and B&N.com. B&N.com encompasses one of the Web’s largest multichannel retail eCommerce sites, Barnes & Noble eBookstore, Barnes & Noble eReader software, and the Company’s devices and other hardware support.

Seasonality

The B&N Retail and B&N.com business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the third fiscal quarter, which includes the holiday selling season. The B&N College business is also seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters.

Business Overview

Over the past two years, the Company’s financial performance has been adversely impacted by a number of factors, including the economic downturn, increased competition and the expanding digital market.

The Company’s core business is the operation of B&N Retail and B&N College stores, from which it derives the majority of its sales and net income. B&N Retail comparable store sales have declined in recent years due to lower consumer traffic as a result of the factors noted above. Even as the economy improves, the Company expects these trends to continue as consumer spending patterns shift toward internet retailers and digital content. The Company faces increasing competition from the expanding market for electronic books, or “eBooks”, eBook readers and digital distribution of content.

Despite these challenges, the Company believes it has attractive opportunities for future development.

The Company plans to leverage its unique assets, iconic brands and reach to become a leader in the distribution of digital content, as well as increase the online distribution of physical books. In 2009, the Company entered the eBook market with its acquisition of Fictionwise, a leader in the eBook marketplace, and the popularity of its eBook site continues to grow. In addition, the Company launched the NOOK™ eReader, which has become its single best-selling product.

As digital and electronic sales become a larger part of its business, the Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset. The Company is integrating its traditional retail, trade book and college bookstores businesses with its electronic and internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with the NOOK™ in the Company’s stores.

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. The Company does not expect to open retail stores in new geographic markets or expand the total number of retail stores in the near future. B&N College provides direct access to a large and well educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery. As the market consolidates, the Company expects to negotiate more favorable terms in its contract renewals and for new contracts.

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility and short term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of online and digital businesses.

Results of Operations

13 weeks ended July 31, 2010 compared with the 13 weeks ended August 1, 2009

Sales

The following table summarizes the Company’s sales for the 13 weeks ended July 31, 2010 and August 1, 2009:

	13 weeks ended
Dollars in thousands	July 31, 2010	% Total	August 1, 2009	% Total
B&N Retail	$1,026,269	73.5%	$1,053,666	91.2%
B&N College	225,589	16.2%	—	0.0%
B&N.com	144,712	10.4%	102,015	8.8%

Total Sales	$1,396,570	100.0%	$1,155,681	100.0%

During the 13 weeks ended July 31, 2010, the Company’s sales increased $240.9 million, or 20.8%, to $1.40 billion from $1.16 billion during the 13 weeks ended August 1, 2009. This increase was primarily attributable to the following:

•

B&N Retail sales for the 13 weeks ended July 31, 2010 decreased $27.4 million, or 2.6%, to $1.03 billion from $1.05 billion during the same period a year ago, and accounted for 73.5% of total Company sales. This decrease was primarily attributable to Barnes & Noble store sales for the 13 weeks ended July 31, 2010 decreasing $18.7 million, or 1.8%, to $1.02 billion from $1.03 billion during the same period a year ago. The 1.8% decrease in Barnes & Noble store sales was primarily attributable to a 0.9% decrease in comparable store sales, which decreased sales by $9.0 million, and by closed stores that decreased sales by $17.5 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $13.6 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., a wholly-owned subsidiary of the Company, and B. Dalton store sales.

•

Barnes & Noble.com sales increased $42.7 million, or 41.9%, to $144.7 million during the 13 weeks ended July 31, 2010 from $102.0 million during the 13 weeks ended August 1, 2009. This increase to sales was primarily due to the launch of NOOK™, the Company’s proprietary eReader and other digital product sales, as well as higher sales of physical products.

•

B&N College contributed $225.6 million in sales during the 13 weeks ended July 31, 2010. The inclusion of these sales was due to the Acquisition of B&N College on September 30, 2009. Comparable sales for B&N College increased 2.9% for the 13 weeks ended July 31, 2010.

During the 13 weeks ended July 31, 2010, the Company opened one Barnes & Noble store and closed four, bringing its total number of Barnes & Noble stores to 717 with 18.6 million square feet. During the 13 weeks ended July 31, 2010, the Company added three B&N College stores and closed seven, ending the period with 633 B&N College stores. As of July 31, 2010, the Company operated 1,350 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 31, 2010	% of Sales	August 1, 2009	% of Sales
B&N Retail	$730,598	71.2%	$718,911	68.2%
B&N College	174,892	77.5%	—	0.0%
B&N.com	139,380	96.3%	80,915	79.3%

Total Cost of Sales and Occupancy	$1,044,870	74.8%	$799,826	69.2%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 31, 2010, cost of sales and occupancy increased $245.0 million, or 30.6%, to $1.0 billion from $799.8 million during the 13 weeks ended August 1, 2009. Cost of sales and occupancy increased as a percentage of sales to 74.8% from 69.2% during the same period one year ago. This increase was primarily attributable to the following:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.2% from 68.2% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales, which has lower margins.

•	The inclusion of the B&N College cost of sales and occupancy during the 13 weeks ended July 31, 2010, which is a lower margin business.

•

B&N.com cost of sales and occupancy increased as a percentage of sales to 96.3% from 68.2% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales online, the launch of “everyday low pricing” (EDLP) last fall and the price adjustment taken for the NOOK™ during the 13 weeks ended July 31, 2010.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 31, 2010	% of Sales	August 1, 2009	% of Sales
B&N Retail	$270,167	26.3%	$261,374	24.8%
B&N College	60,184	26.7%	—	0.0%
B&N.com	52,030	36.0%	27,277	26.7%

Total Selling and Administrative Expenses	$382,381	27.4%	$288,651	25.0%

Selling and administrative expenses increased $93.7 million, or 32.5%, to $382.4 million during the 13 weeks ended July 31, 2010 from $288.7 million during the 13 weeks ended August 1, 2009. Selling and administrative expenses increased as a percentage of sales to 27.4% from 25.0% during the same period one year ago. This increase was primarily attributable to the following:

•

B&N Retail selling and administrative expenses increased as a percentage of sales to 26.3% from 24.8% during the same period one year ago. This increase was attributable to $9.5 million in legal costs, primarily related to the shareholder rights plan litigation and the deleveraging against the comparable sale decline.

•	The inclusion of the B&N College selling and administrative expenses during the 13 weeks ended July 31, 2010, which has lower selling and administrative expenses as a percentage of sales.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 36.0% from 26.7% during the same period one year ago. This increase was primarily due to increased resources allocated to the Company’s digital strategies.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 31, 2010	% of Sales	August 1, 2009	% of Sales
B&N Retail	$39,403	3.8%	$39,578	3.8%
B&N College	10,568	4.7%	—	0.0%
B&N.com	6,934	4.8%	5,276	5.2%

Total Depreciation and Amortization	$56,905	4.1%	$44,854	3.9%

•

During the 13 weeks ended July 31, 2010, depreciation and amortization increased $12.1 million, or 26.9%, to $56.9 million from $44.9 million during the same period one year ago. This increase was primarily attributable to the inclusion of the B&N College depreciation and amortization of $10.6 million during the 13 weeks ended July 31, 2010.

Pre-opening Expenses

	13 weeks ended
Dollars in thousands	July 31, 2010	% of Sales	August 1, 2009	% of Sales
B&N Retail	$(20)	0.0%	$1,698	0.2%
B&N College	47	0.0%	—	0.0%
B&N.com	—	0.0%	—	0.0%

Total Pre-opening Expenses	$27	0.0%	$1,698	0.1%

Pre-opening expenses decreased $1.7 million, or 98.4%, to $0.03 million during the 13 weeks ended July 31, 2010 from $1.7 million for the 13 weeks ended August 1, 2009. This decrease was primarily the result of the lower volume of Barnes & Noble new store openings.

Operating Profit (Loss)

	13 weeks ended
Dollars in thousands	July 31, 2010	% of Sales	August 1, 2009	% of Sales
B&N Retail	$(13,880)	-1.4%	$32,105	3.0%
B&N College	(20,102)	-8.9%	—	0.0%
B&N.com	(53,631)	-37.1%	(11,453)	-11.2%

Total Operating Profit	$(87,613)	-6.3%	$20,652	1.8%

The Company’s consolidated operating loss increased $108.3 million, or 524.2%, to an operating loss of $87.6 million during the 13 weeks ended July 31, 2010 from an operating profit of $20.7 million during the 13 weeks ended August 1, 2009. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 31, 2010	August 1, 2009	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$13,263	$304	4,262.8%

Net interest expense and amortization of deferred financing fees increased $13.0 million, to $13.3 million during the 13 weeks ended July 31, 2010 from $0.3 million during the 13 weeks ended August 1, 2009. This increase in interest expense was primarily due to the interest expense related to the debt from the Acquisition of B&N College.

Income Taxes

	13 weeks ended
Dollars in thousands	July 31, 2010	Effective Rate	August 1, 2009	Effective Rate
Income Taxes	$(38,333)	38.0%	$8,110	39.9%

Income tax benefit during the 13 weeks ended July 31, 2010 was $38.3 million compared with income tax expense of $8.1 million during the 13 weeks ended August 1, 2009. The Company’s effective tax rate was 38.0% and 39.9% for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.03 million during the 13 weeks ended July 31, 2010 and August 1, 2009 and relates to the 50% outside interest in Begin Smart LLC.

Net Income (Loss) Attributable to Barnes & Noble, Inc.

	13 weeks ended
Dollars in thousands	July 31, 2010	Diluted EPS	August 1, 2009	Diluted EPS
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$(62,518)	$(1.12)	$12,267	$0.21

As a result of the factors discussed above, the Company reported consolidated net loss attributable to Barnes & Noble, Inc. of $62.5 million or $1.12 per diluted share during the 13 weeks ended July 31, 2010, compared with a consolidated net income attributable to Barnes & Noble, Inc. of $12.3 million or $0.21 per diluted share during the 13 weeks ended August 1, 2009.

Critical Accounting Policies

During the first quarter of fiscal 2010, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2010 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product and component shortages, the outcome of Barnes & Noble’s evaluation of strategic alternatives, including a possible sale of Barnes & Noble, as announced on August 3, 2010, the effect on Barnes

& Noble of the outcome of the election of directors at Barnes & Noble’s 2010 Annual Meeting, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended May 1, 2010, and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 31, 2010, the Company’s cash and cash equivalents totaled approximately $27.0 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the Credit Agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $380.0 million in borrowings under its credit facility at July 31, 2010. The Company had $260.4 million in borrowing under its credit facility at May 1, 2010. The Company did not have any amounts outstanding under its prior credit facility at August 1, 2009.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4:	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s period reports. Based on management’s evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Hostetter v. Barnes & Noble Booksellers, Inc. et al.

On December 4, 2008, a purported class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California making the following allegations against defendants with respect to hourly managers and/or assistant managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to provide meal and/or rest breaks; (3) waiting time penalties; and (4) unfair competition. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. On March 4, 2009, B&N Booksellers filed an answer denying all claims. On March 5, 2009, B&N Booksellers removed this matter to federal court. Discovery concerning purported class member wages, hours worked, and other matters has commenced. The plaintiff moved for class certification on October 19, 2009. On January 25, 2010, the Court denied certification in its entirety, leaving only Hostetter’s individual claim. On February 3, 2010, the plaintiff filed a petition under Federal Rule of Civil Procedure 23(f) with the Ninth Circuit seeking permission to file an interlocutory appeal of the certification denial. The Ninth Circuit denied plaintiff’s petition on April 15, 2010. In July 2010, B&N Booksellers settled the plaintiff’s individual claim, inclusive of attorneys’ fees and costs, for $18,500. In exchange, the plaintiff released all claims. The case has been dismissed with prejudice.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss has been scheduled for October 21, 2010.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims. The case is presently in the discovery process.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaints generally seek damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010. Trial concluded on July 13, and post-trial argument was held on July 22. On August 12, the Court ruled in favor of defendants and dismissed plaintiffs’ claims. On August 20, plaintiffs filed a post-trial motion for relief from the August 12 judgment, requesting that the Chancery Court reverse its ruling. Defendants filed an opposition to plaintiffs’ post-trial motion on August 24, 2010, and the motion was denied on September 2, 2010. On September 2, 2010, plaintiffs filed a notice of appeal from the Chancery Court’s August 12 judgment and the denial of plaintiffs’ post-trial motion.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 2, 2010 – May 31, 2010	27,314	$20.00	—	$2,470,561
June 1, 2010 – June 30, 2010	1,705	$18.44	—	$2,470,561
July 1, 2010 – July 31, 2010	63	$13.28	—	$2,470,561

Total	29,082	$19.90	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan. The 2004 Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of July 31, 2010.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 31, 2010, the Company has repurchased 33,313,692 shares at a cost of approximately $1,052.9 million. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q:

4.1	Second Amendment dated as of June 23, 2010, to the Rights Agreement dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2010.

10.1	Employment Agreement dated May 12, 2010 between Barnes & Noble, Inc. and Leonard Riggio, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010.

10.2	Employment Agreement dated May 12, 2010 between Barnes & Noble, Inc. and Stephen Riggio, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2010.

10.3[1]	Form of Restricted Stock Award Agreement pursuant to the Barnes & Noble 2009 Incentive Plan.

10.4[1]	Form of Option Award Agreement pursuant to the Barnes & Noble 2009 Incentive Plan.

10.5[1]	Form of Performance Unit Award Agreement pursuant to the Barnes & Noble 2009 Incentive Plan.

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Definition Linkbase Document[2]

101.LAB	XBRL Taxonomy Label Linkbase Document[2]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[2]

[1]	Filed herewith.
[2]

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/S/ JOSEPH J. LOMBARDI
Joseph J. Lombardi
Chief Financial Officer
(principal financial officer)

By:	/S/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

September 9, 2010

EXHIBIT INDEX

4.1	Second Amendment dated as of June 23, 2010, to the Rights Agreement dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2010.

10.1	Employment Agreement dated May 12, 2010 between Barnes & Noble, Inc. and Leonard Riggio, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010.

10.2	Employment Agreement dated May 12, 2010 between Barnes & Noble, Inc. and Stephen Riggio, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2010.

10.3[1]	Form of Restricted Stock Award Agreement pursuant to the Barnes & Noble 2009 Incentive Plan.

10.4[1]	Form of Option Award Agreement pursuant to the Barnes & Noble 2009 Incentive Plan.

10.5[1]	Form of Performance Unit Award Agreement pursuant to the Barnes & Noble 2009 Incentive Plan.

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document[2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Definition Linkbase Document[2]

101.LAB	XBRL Taxonomy Label Linkbase Document[2]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[2]

[1]	Filed herewith.

[2]

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.