Form 10-Q
period 2010-10-30
BARNES & NOBLE INC
filed 2010-12-09
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of November 30, 2010, 60,230,280 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 2,627,575 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 30, 2010

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Sales	$1,905,577	1,160,895	3,302,147	2,316,576
Cost of sales and occupancy	1,455,457	818,706	2,500,327	1,618,532

Gross profit	450,120	342,189	801,820	698,044

Selling and administrative expenses	403,795	324,144	786,177	612,795
Depreciation and amortization	56,777	49,169	113,681	94,022
Pre-opening expenses	27	1,284	54	2,983

Operating loss	(10,479)	(32,408)	(98,092)	(11,756)
Interest expense, net and amortization of deferred financing fees	12,791	3,945	26,053	4,248

(Loss) income before taxes	(23,270)	(36,353)	(124,145)	(16,004)
Income taxes	(10,690)	(12,421)	(49,023)	(4,311)

Net loss	(12,580)	(23,932)	(75,122)	(11,693)
Net loss (income) attributable to noncontrolling interests	12	(25)	37	4

Net loss attributable to Barnes & Noble, Inc.	$(12,568)	(23,957)	(75,085)	(11,689)

Basic loss per common share

Net loss attributable to Barnes & Noble, Inc.	$(0.22)	(0.43)	(1.34)	(0.21)

Diluted loss per common share

Net loss attributable to Barnes & Noble, Inc.	$(0.22)	(0.43)	(1.34)	(0.21)

Weighted average common shares outstanding
Basic	56,708	55,230	56,239	55,208
Diluted	56,708	55,230	56,239	55,208
Dividends declared per common share	$0.25	0.25	0.50	0.50

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 30, 2010	October 31, 2009	May 1, 2010
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$30,163	95,727	60,965
Receivables, net	185,253	146,035	106,576
Merchandise inventories	1,761,118	1,730,876	1,370,111
Prepaid expenses and other current assets	126,326	101,556	181,825

Total current assets	2,102,860	2,074,194	1,719,477

Property and equipment:
Land and land improvements	8,618	9,298	8,618
Buildings and leasehold improvements	1,210,232	1,212,259	1,212,567
Fixtures and equipment	1,638,652	1,563,163	1,594,048

	2,857,502	2,784,720	2,815,233
Less accumulated depreciation and amortization	2,101,057	1,932,410	2,003,199

Net property and equipment	756,445	852,310	812,034

Goodwill	526,327	524,060	528,541
Intangible assets, net	573,789	587,913	580,962
Other noncurrent assets	59,845	68,854	64,672

Total assets	$4,019,266	4,107,331	3,705,686

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 30, 2010	October 31, 2009	May 1, 2010
	(unaudited)	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,318,744	1,279,257	868,976
Accrued liabilities	608,301	716,685	755,432
Short-term note payable	100,000	—	100,000

Total current liabilities	2,027,045	1,995,942	1,724,408

Long-term debt	376,900	325,000	260,400
Deferred taxes	310,712	281,668	311,607
Other long-term liabilities	481,426	626,717	505,903
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 90,231, 88,461 and 88,993 shares issued, respectively	90	88	89
Additional paid-in capital	1,313,678	1,277,674	1,286,215
Accumulated other comprehensive loss	(13,212)	(12,015)	(13,212)
Retained earnings	576,277	661,481	681,082
Treasury stock, at cost, 33,360, 33,213 and 33,285 shares, respectively	(1,053,650)	(1,050,802)	(1,052,356)

Total Barnes & Noble, Inc. shareholders’ equity	823,183	876,426	901,818

Noncontrolling interest	—	1,578	1,550

Total shareholders’ equity	823,183	878,004	903,368

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,019,266	4,107,331	3,705,686

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 30, 2010

(In thousands)

(unaudited)

	Noncontrolling Interest	Barnes & Noble, Inc. Shareholders’ Equity					Total
		Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost
Balance at May 1, 2010	$1,550	89	1,286,215	(13,212)	681,082	(1,052,356)	$903,368

Comprehensive income:
Net loss	(37)	—	—	—	(75,085)	—

Total comprehensive loss							(75,122)
Purchase of noncontrolling interest	(1,513)	—	1,213	—	—	—	(300)
Exercise of 1,003 common stock options	—	1	16,950	—	—	—	16,951
Stock options and restricted stock tax benefits	—	—	(1,074)	—	—	—	(1,074)
Stock-based compensation expense	—	—	10,374	—	—	—	10,374
Cash dividend paid to stockholders	—	—	—	—	(29,720)	—	(29,720)
Treasury stock acquired, 76 shares	—	—	—	—	—	(1,294)	(1,294)

Balance at October 30, 2010	$—	90	1,313,678	(13,212)	576,277	(1,053,650)	$823,183

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars)

(unaudited)

	26 weeks ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net loss	$(75,122)	(11,693)
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	118,432	96,453
Stock-based compensation expense	10,374	7,813
Deferred taxes	1,319	1,363
Loss (gain) on disposal of property and equipment	643	(122)
Decrease in other long-term liabilities	(24,477)	(12,878)
Changes in operating assets and liabilities, net	(114,208)	(99,381)

Net cash flows from operating activities	(83,039)	(18,445)

Cash flows from investing activities:
Purchases of property and equipment	(51,449)	(47,390)
Acquisition of Barnes & Noble College Booksellers, Inc. (net of cash acquired)	—	(178,982)
Acquisition of Tikatok, LLC	—	(2,305)
Net decrease in other noncurrent assets	(37)	(2,994)
Purchase of noncontrolling interest	(300)	—

Net cash flows from investing activities	(51,786)	(231,671)

Cash flows from financing activities:
Net increase in credit facility	116,500	325,000
Proceeds from exercise of common stock options	16,951	745
Excess tax benefit from stock-based compensation	1,586	686
Purchase of treasury stock	(1,294)	(1,474)
Cash dividend paid to shareholders	(29,720)	(28,639)
Financing fees paid related to debt used to acquire Barnes & Noble College Booksellers, Inc.	—	(37,069)

Net cash flows from financing activities	104,023	259,249

Net (decrease) increase in cash and cash equivalents	(30,802)	9,133
Cash and cash equivalents at beginning of period	60,965	86,594

Cash and cash equivalents at end of period	$30,163	95,727

Changes in operating assets and liabilities, net:
Receivables, net	$(78,677)	78,415
Merchandise inventories	(391,007)	(131,943)
Prepaid expenses and other current assets	(21,477)	29,519
Accounts payable and accrued liabilities	376,953	(75,372)

Changes in operating assets and liabilities, net	$(114,208)	(99,381)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$21,293	846
Income taxes (net of refunds)	$17,859	3,340
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$1,513	1,409,232
Liabilities assumed (including Seller Notes)	1,213	1,227,945

Cash paid	$300	181,287

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 30, 2010 and the results of its operations and its cash flows for the 13 and 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended May 1, 2010 (fiscal 2010).

On September 29, 2009, the Board of Directors of Barnes & Noble, Inc. authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective on September 30, 2009 upon the closing of the acquisition of Barnes & Noble College Booksellers, Inc. (B&N College) by Barnes & Noble, Inc. (the Acquisition), gives the Company and B&N College the same fiscal year (see Note 13). The change was intended to better align the Company’s fiscal year with the business cycles of both Barnes & Noble, Inc. and B&N College. As a result of the change in fiscal year, the Company’s 2010 fiscal year began on May 3, 2009 and ended on May 1, 2010 (fiscal 2010).

Due to the increased focus on the internet and digital businesses, the Company performed an evaluation on the effect of its impact on the identification of operating segments. The assessment considered the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it has three operating segments: B&N Retail, B&N College and B&N.com (See Note 6).

Due to the seasonal nature of the business, the results of operations for the 13 and 26 weeks ended October 30, 2010 are not indicative of the results to be expected for the 52 weeks ending April 30, 2011 (fiscal 2011).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of October 30, 2010, October 31, 2009 and May 1, 2010, 81%, 82% and 87%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

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

In accordance with ASC 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK™ eBook Reader revenue (which includes revenue from the Company’s NOOK™ 3G, NOOK™ Wi-Fi and NOOKcolor™ devices) is recognized at the segment point of sale. References herein to NOOK™ in the context of eReader revenue refer to NOOK™ 3G, NOOK™ Wi-Fi and NOOKcolor™.

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

The Company also pays certain vendors who distribute NOOK™ a commission on the content sales sold through that device. The Company accounts for these transactions as a reduction in the sales price of the NOOK™ based on historical trends of content sales and a liability is established for the estimated commission expected to be paid over the life of the product. The Company recognizes revenue of the content at the point of sale of the content.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The Company records revenue from sales of digital content, sales of third-party extended warranties, service contracts and other products, for which the Company is not obligated to perform, and for which the Company does not meet the criteria for gross revenue recognition under ASC 605-45-45, Reporting Revenue Gross as a Principal versus Net as an Agent, on a net basis. All other revenue is recognized on a gross basis.

The Barnes & Noble Member Program entitles Members to receive the following benefits: (i) in the stores, 40% discount off the current hardcover Barnes & Noble bestsellers, 20% discount off all adult hardcover books and 10% discount off Barnes & Noble sale price of other eligible items; (ii) unlimited free express shipping on orders made on Barnes & Noble.com; (iii) periodic special promotions at Barnes & Noble stores and online at Barnes & Noble.com. The annual fee of $25.00 is non-refundable after the first 30 days. Revenue is recognized over the twelve-month period based upon historical spending patterns for Barnes & Noble Members.

(4) Research and Development Costs for Software Products

Software development costs to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and therefore research and development costs are generally expensed as incurred.

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the periods, participating securities in the amounts of 3,215,679 and 2,148,913 for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, and participating securities in the amounts of 3,168,058, and 2,018,667 for the 26 weeks ended October 30, 2010 and October 31, 2009, respectively, were excluded in the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	13 weeks ended		26 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Numerator for basic earnings per share:
Net loss attributable to Barnes & Noble, Inc.	$(12,568)	(23,957)	(75,085)	(11,689)
Less allocation of earnings and dividends to participating securities	—	—	—	—

Net loss available to common shareholders	$(12,568)	(23,957)	(75,085)	(11,689)
Numerator for diluted earnings per share:
Net loss available to common shareholders	$(12,568)	(23,957)	(75,085)	(11,689)
Effect of dilutive options	—	—	—	—

Net loss available to common shareholders	$(12,568)	(23,957)	(75,085)	(11,689)
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	56,708	55,230	56,239	55,208
Average dilutive options	—	—	—	—

Diluted weighted average common shares	56,708	55,230	56,239	55,208
Basic earnings per common share

Net loss attributable to Barnes & Noble, Inc.	$(0.22)	(0.43)	(1.34)	(0.21)
Diluted earnings per common share

Net loss attributable to Barnes & Noble, Inc.	$(0.22)	(0.43)	(1.34)	(0.21)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(6) Segment Reporting

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it has three operating segments: B&N Retail, B&N College and B&N.com.

B&N Retail

This segment includes 717 bookstores as of October 30, 2010, primarily under the Barnes & Noble Booksellers trade name. The 717 Barnes & Noble stores generally offer a NOOK™ Boutique/Counter, a comprehensive title base, a café, a children’s section, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

B&N College

This segment includes 637 stores as of October 30, 2010 that are primarily stores operated under contracts by B&N College. The 637 B&N College stores generally sell and rent new, used and digital textbooks, as well as sell course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items.

B&N.com

This segment includes the Company’s online business, which includes the Company’s e-commerce site and features an eBookstore and digital newsstand. Additionally, this segment includes the development and support of the Company’s NOOK™ product offering. These products enable customers to buy and read eBooks on the widest range of platforms, including NOOK™ eBook Readers, devices from partner companies, and hundreds of the most popular mobile and computing devices using free NOOK™ software.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 Weeks Ended		26 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
B&N Retail	$930,793	$975,153	$1,957,062	$2,028,819
B&N College(a)	798,081	65,254	1,023,670	65,254
B&N.com	176,703	120,488	321,415	222,503

Total	$1,905,577	$1,160,895	$3,302,147	$2,316,576

Depreciation and Amortization

	13 Weeks Ended		26 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
B&N Retail	$39,919	$39,333	$79,321	$78,910
B&N College(a)	10,758	3,874	21,326	3,874
B&N.com	6,100	5,962	13,034	11,238

Total	$56,777	$49,169	$113,681	$94,022

Operating Profit/(Loss)

	13 Weeks Ended		26 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
B&N Retail	$(38,654)	$(2,628)	$(52,535)	$29,477
B&N College(a)	84,523	(10,163)	64,422	(10,163)
B&N.com	(56,348)	(19,617)	(109,979)	(31,070)

Total	$(10,479)	$(32,408)	$(98,092)	$(11,756)

Capital Expenditures

	13 Weeks Ended		26 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
B&N Retail	$13,756	$16,759	$23,620	$34,915
B&N College(a)	9,191	1,530	16,368	1,530
B&N.com	7,078	5,820	11,461	10,945

Total	$30,025	$24,109	$51,449	$47,390

Total Assets

	October 30, 2010	October 31, 2009
B&N Retail	$2,518,279	$2,525,571
B&N College	1,260,014	1,248,504
B&N.com	240,973	333,256

Total	$4,019,266	$4,107,331

(a)	Includes only the financial information of B&N College since the date of the Acquisition on September 30, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

A reconciliation of operating profit from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Reportable segments operating loss	$(10,479)	$(32,408)	$(98,092)	$(11,756)
Interest, net	12,791	3,945	26,053	4,248

Consolidated income before taxes	$(23,270)	$(36,353)	$(124,145)	$(16,004)

(7) Changes in Intangible Assets and Goodwill

		As of October 30, 2010
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5-25	$257,410	$(12,567)	$244,843
Author contracts	10	18,461	(14,281)	4,180
Technology	5-10	5,850	(1,223)	4,627
Distribution contracts	10	8,325	(3,991)	4,334
Other	3-10	4,632	(3,730)	902

		$294,678	$(35,792)	$258,886

Unamortizable intangible assets
Trade name				$293,400
Copyrights				166
Publishing contracts				21,336

				$314,902

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships related to the Fictionwise acquisition that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended October 30, 2010	$7,286
For the 26 weeks ended October 31, 2009	$3,652

Estimated Amortization Expense:
(12 months ending on or about April 30)
2011	$14,511
2012	$14,144
2013	$13,813
2014	$13,077
2015	$11,293

The changes in the carrying amount of goodwill by segment for the 26 weeks ended October 30, 2010 are as follows:

	B&N Retail and B&N.com (a)	B&N College	Total Company
Balance as of May 1, 2010	$254,471	$274,070	$528,541
Benefit of excess tax amortization (b)	(2,214)	—	(2,214)

Balance as of October 30, 2010	$252,257	$274,070	$526,327

(a)	The Company is currently evaluating the allocation of goodwill between B&N Retail and B&N.com.
(b)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. Through fiscal 2010, the Company also sold online gift certificates for use solely on Barnes

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

& Noble.com, which were treated the same way as gift cards. The Company recognized gift card breakage of $4,929 and $5,479 during the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, and $9,914 and $10,944 during the 26 weeks ended October 30, 2010 and October 31, 2009, respectively. The Company had gift card liabilities of $270,830 and $256,288 as of October 30, 2010 and October 31, 2009, respectively, which amounts are included in accrued liabilities.

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under the Junior Seller Note (see Note 13). The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities and store closing expenses. The Company had the following long-term liabilities at October 30, 2010, October 31, 2009 and May 1, 2010:

	October 30, 2010	October 31, 2009	May 1, 2010
Deferred Rent	$300,184	348,640	324,528
Junior Seller Note (see Note 13)	150,000	250,000	150,000
Other	31,242	28,077	31,375

Total long-term liabilities	$481,426	626,717	505,903

(10) Income Taxes

As of October 30, 2010, the Company had $15,457 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,131 accrued for interest and penalties, which is included in the $15,457 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2007 and forward. Some earlier years remain open for a small minority of states.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(11) Fair Values of Financial Instruments

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

Level 1 –	Observable inputs that reflect quoted prices in active markets

Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 –	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

	Quarter Ended October 30, 2010	Fair Value Measurement Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Contingent consideration (See Note 15)	$5,626	—	—	5,626	(143)

The following table presents the changes in Level 3 contingent consideration liability for the 26 weeks ended October 30, 2010:

Acquisition of Fictionwise
Beginning balance, May 1, 2010	$8,165
Payments	(2,682)
Losses	143

Balance, October 30, 2010	$5,626

Fair Value of Financial Instruments

The Company’s financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable and accrued liabilities. The fair values of cash, receivables, and accounts payable and accrued liabilities approximated carrying values because of the short-term nature of these instruments. The Company believes that its Credit Facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Seller Notes are consistent with comparable market debt issues.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(12) Credit Facility

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

(13) Acquisition of B&N College

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

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

	13 weeks ended October 31, 2009	26 weeks ended October 31, 2009
Sales	$1,921,668	$3,292,674
Net income (loss) from continuing operations attributable to Barnes & Noble, Inc.	$17,695	$5,203
Income (loss) from continuing operations attributable to Barnes & Noble, Inc. per common share
Basic	$0.31	$0.09
Diluted	$0.30	$0.09

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(14) Tikatok Acquisition

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

(15) Acquisition of Fictionwise

On March 4, 2009, the Company acquired Fictionwise, Inc. (Fictionwise), then a leader in the eBook marketplace, for $15,729 in cash. In addition to the closing purchase price, the Company has made and may make earn-out payments through 2011. The acquisition provided a core component to the Company’s overall digital strategy, enabling the launch of one of the world’s largest eBookstores on July 20, 2009. The eBookstore on Barnes & Noble.com enables customers to buy eBooks and read them on a wide range of platforms, including NOOK™, the Company’s eBook reader, iPhone® and iPod touch®, BlackBerry®, Motorola™ smartphones, as well as most laptops or full-sized desktop computers.

The Fictionwise acquisition was accounted for as a business purchase pursuant to ASC 805, Business Combinations. In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the Fictionwise acquisition date is included in the purchase price. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability – weighted) earn-out payments discounted to present value. Changes to the fair value of the contingent consideration were recorded in selling and administrative expenses. There was no material change in the fair value of contingent consideration at October 30, 2010 compared to the fair value estimated at October 31, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

The Fictionwise results of operations for the period subsequent to the Fictionwise acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Fictionwise at the beginning of the fiscal year and prior fiscal year is not material.

(16) Stock-Based Compensation

The Company maintains three share-based incentive plans: the 1996 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan. Prior to June 2, 2009, the Company issued restricted stock and stock options under the 1996 and 2004 Incentive Plans. On June 2, 2009, the Company’s shareholders approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remain available under the Company’s shareholder-approved 2004 Incentive Plan. At October 30, 2010, there were approximately 999,846 shares of common stock available for future grants under the 2009 Incentive Plan.

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

No options were granted for the 26 weeks ended October 30, 2010 and for the 26 weeks ended October 31, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 26 weeks ended October 30, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, May 1, 2010	5,498	$20.19
Granted	—	—
Exercised	(1,003)	16.90
Forfeited	(34)	18.93

Balance, October 30, 2010	4,461	20.94

Exercisable at October 30, 2010	3,961	$20.80

As of October 30, 2010, there was $2,304 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.42 years.

The following table presents a summary of the Company’s restricted stock activity for the 26 weeks ended October 30, 2010:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, May 1, 2010	2,330	$24.15
Granted	591	16.96
Vested	(236)	28.24
Forfeited	(50)	27.32

Balance, October 30, 2010	2,635	$22.11

As of October 30, 2010, there was $48,683 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.64 years.

For the 13 and 26 weeks ended October 30, 2010 and October 31, 2009, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		26 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Selling and administrative expenses	$5,225	4,075	10,374	7,813

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

(17) Acquisition of Noncontrolling Interest

Sterling Publishing had a joint venture in Begin Smart LLC (Begin Smart), owning a 50% interest to develop, sell, and distribute books for infants, toddlers, and children under the brand name BEGIN SMART®. During the 13 weeks ended October 30, 2010, the Company purchased the remaining 50% outside interest in Begin Smart for $300. 100% of Begin Smart results of operations for the period subsequent to the Begin Smart acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Begin Smart at the beginning of the fiscal year and prior fiscal year is not material.

(18) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $631 and $822 for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, and $1,245 and $1,584 for the 26 weeks ended October 30, 2010 and October 31, 2009, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, and $75 for the 26 weeks ended October 30, 2010 and October 31, 2009, respectively.

(19) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010 and October 29, 2010, and as may be further amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock or a person or group that already beneficially owns 20% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of Barnes & Noble’s outstanding common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. In connection with the 2010 Annual Meeting of Stockholders, held on September 28, 2010, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. submitted a non-binding proposal requesting the Board of Directors amend the Rights Agreement to increase the beneficial ownership threshold in the Rights Agreement from 20% to 30%. A majority of the votes cast by stockholders at the 2010 Annual Meeting of Stockholders were against this non-binding proposal. On October 28, 2010 the Board of Directors of the Company gave notice of a Special Meeting of Stockholders on November 17, 2010 to seek stockholder ratification of the Rights Agreement. At the November 17, 2010 Special Meeting, the holders of a majority of the outstanding Common Stock entitled to vote at that Special Meeting voted to ratify the Board’s adoption of the Rights Agreement. See Note 20 for a description of certain legal proceedings with respect to the Rights Agreement.

(20) Legal Proceedings

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

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

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010 the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference has been continued to January 27, 2011.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the 26 weeks ended October 30, 2010 and October 31, 2009

(Thousands of dollars, except per share data)

(unaudited)

January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Discovery in this matter is proceeding.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims. Fact discovery ensued and was completed on July 13, 2010. The parties then submitted expert reports and engaged in expert discovery. After fact and expert discovery closed, both parties filed motions for summary judgment. Hearings on the parties’ motions were conducted on November 22, 2010. The Court referred the parties to meet and confer with the Special Master in the litigation to set a time table for the submission of their proposed chronology of undisputed fact and directed the Special Master to submit a report to the Court containing a final chronology on or before December 10, 2010. The parties met with the Special Master on November 23, 2010. The Court will set a further hearing date on the motion for summary judgment after receipt of the Special Master’s report, if deemed necessary by the Court.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaints generally seek damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010. Trial concluded on July 13, and post-trial argument was held on July 22. On August 12, the Court ruled in favor of defendants and dismissed plaintiffs’ claims. On August 20, plaintiffs filed a post-trial motion for relief from the August 12 judgment, requesting that the Chancery Court reverse its ruling. Defendants filed an opposition to plaintiffs’ post-trial motion on August 24, 2010, and the motion was denied on September 2, 2010. On September 2, 2010, plaintiffs filed a notice of appeal from the Chancery Court’s August 12 judgment and the denial of plaintiffs’ post-trial motion. Briefing on that appeal has not yet been completed.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of October 30, 2010 and October 31, 2009, and the related consolidated statements of operations for the 13 and 26 week periods ended October 30, 2010 and October 31, 2009, changes in shareholders’ equity for the 26 week period ended October 30, 2010, and cash flows for the 26 week periods ended October 30, 2010 and October 31, 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended October 30, 2010. These financial statements are the responsibility of the Company’s management.

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

December 9, 2010

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $30.2 million as of October 30, 2010, compared with $95.7 million as of October 31, 2009.

Merchandise inventories increased $30.2 million, or 1.75%, to $1.761 billion as of October 30, 2010, compared with $1.731 billion as of October 31, 2009.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $51.4 million and $47.4 million during the 26 weeks ended October 30, 2010 and October 31, 2009, respectively. This increase was due to the inclusion of B&N College offset by less new B&N Retail store openings.

On September 30, 2009, the Company completed the acquisition (the Acquisition) of B&N College from Leonard Riggio and Louise Riggio (the Sellers) pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Purchase Agreement). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder.

The purchase price paid to the Sellers under the Purchase Agreement was $596 million, consisting of $346 million in cash and $250 million in aggregate principal amount of the Seller Notes described in Note 13 to the Consolidated Financial Statements contained herein. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by approximately $82 million in cash bonuses paid by B&N College to 192 members of its management team and employees, not including Leonard Riggio.

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

The Credit Facility replaces the Company’s prior $850 million credit agreement which had a maturity date of October 30, 2011, as well as B&N College’s $400 million credit agreement which had a maturity date of November 13, 2011. The remaining unamortized deferred costs of $0.8 million relating to the Company’s prior credit facility was deferred and will be amortized over the four-year term of the Credit Facility.

The Company had $376.9 million of outstanding debt under its Credit Facility as of October 30, 2010 compared with $325.0 million as of October 31, 2009.

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

The Company paid a dividend of $0.25 per share on June 30, 2010 to stockholders of record at the close of business on June 11, 2010 and on September 30, 2010 to stockholders of record at the close of business on September 9, 2010. On November 30, 2010, the Company announced that its Board of Directors had authorized a quarterly cash dividend of $0.25 per share for stockholders of record at the close of business on December 10, 2010, payable on December 31, 2010.

Due to the increased focus on the internet and digital businesses, the Company performed an evaluation on the effect of its impact on the identification of operating segments. The assessment considered the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, the Company has determined that it has three operating segments: B&N Retail, B&N College and barnesandnoble.com llc. (B&N.com). B&N Retail refers to Barnes & Noble excluding B&N College and B&N.com. B&N.com encompasses one of the Web’s largest multichannel retail eCommerce sites, the Barnes & Noble eBookstore, Barnes & Noble eReader software, and the Company’s eBook Reader devices and other hardware support.

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

The Company plans to leverage its unique assets, iconic brands and reach to become a leader in the distribution of digital content, as well as increase the online distribution of physical books. In 2009, the Company entered the eBook market with its acquisition of Fictionwise, a leader in the eBook marketplace, and the popularity of its eBook site continues to grow. Since then, the Company launched its NOOK™ brand of eReading products, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK™, customers gain access to the Company’s expansive NOOKbook™ Store of more than two million digital titles, and the ability to enjoy content across a wide array of popular devices. In October 2010, Barnes & Noble introduced NOOKcolor™, the first full-color touch Reader’s Tablet, complementing its NOOK 3G™ and NOOK Wi-Fi™ devices, which offer a paper-like reading experience with a color touch screen for navigation. In addition to NOOK™ devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK™ software. Customers can use Barnes & Noble’s free eReading software to access and read books from their personal Barnes & Noble digital library on devices including iPad™, iPhone®, iPod touch®, Android™, BlackBerry® and other smartphones, PC, and Mac®. Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK™ products and software-enabled devices and BN.com. The Company also offers NOOKstudy™, an innovative study platform and software solution for higher education and NOOK kids™, a collection of digital picture and chapter books for children.

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

B&N College provides direct access to a large and well educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery.

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of online and digital businesses.

Strategic alternative process. On August 3, 2010, the Company’s Board of Directors created a Special Committee to review strategic alternatives, including a possible sale of the Company. This review process is currently ongoing and the Company is meeting with both strategic and financial institutions. There can be no assurance that the review of strategic alternatives will result in a sale of the Company or in any other transaction.

Results of Operations

13 and 26 weeks ended October 30, 2010 compared with the 13 and 26 weeks ended October 31, 2009

Sales

The following table summarizes the Company’s sales for the 13 and 26 weeks ended October 30, 2010 and October 31, 2009:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	% Total	October 31, 2009	% Total	October 30, 2010	% Total	October 31, 2009	% Total
B&N Retail	$930,793	48.8%	$975,153	84.0%	$1,957,062	59.3%	$2,028,819	87.6%
B&N College	798,081	41.9%	65,254	5.6%	1,023,670	31.0%	65,254	2.8%
B&N.com	176,703	9.3%	120,488	10.4%	321,415	9.7%	222,503	9.6%

Total Sales	$1,905,577	100.0%	$1,160,895	100.0%	$3,302,147	100.0%	$2,316,576	100.0%

During the 13 weeks ended October 30, 2010, the Company’s sales increased $744.7 million, or 64.2%, to $1.906 billion from $1.161 billion during the 13 weeks ended October 31, 2009. This increase was primarily attributable to the following:

•

B&N College sales increased $732.8 million to $798.1 million during the 13 weeks ended October 30, 2010 from $65.3 million during the 13 weeks ended October 31, 2009. This increase in sales was due to the Acquisition on September 30, 2009. Comparable sales for B&N College decreased 1.5% for the 13 weeks ended October 30, 2010.

•

B&N.com sales increased $56.2 million, or 46.7%, to $176.7 million during the 13 weeks ended October 30, 2010 from $120.5 million during the 13 weeks ended October 31, 2009. Comparable sales for B&N.com increased 59.3% for the 13 weeks ended October 30, 2010. This increase to sales was primarily due to the launch of NOOK™, the Company’s proprietary eReader and digital content sales, as well as higher sales of physical products.

This increase was offset by the following:

•

Barnes & Noble store sales for the 13 weeks ended October 30, 2010 decreased $44.4 million, or 4.5%, to $930.8 million from $975.2 million during the same period a year ago, and accounted for 48.8% of total Company sales. This decrease was primarily attributable to a 3.3% decrease in comparable store sales, which decreased sales by $30.0 million, and by closed stores that decreased sales by $12.9 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $7.4 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., a wholly-owned subsidiary of the Company.

During the 13 weeks ended October 30, 2010, the Company had no store openings or closings, ending the period with 717 Barnes & Noble stores with 18.6 million square feet. During the 13 weeks ended October 30, 2010, the Company added seven B&N College stores and closed three, ending the period with 637 B&N College stores. As of October 30, 2010, the Company operated 1,354 stores in the fifty states and the District of Columbia.

During the 26 weeks ended October 30, 2010, the Company’s sales increased $985.6 million, or 42.5%, to $3.302 billion from $2.317 billion during the 26 weeks ended October 31, 2009. This increase was primarily attributable to the following:

•

B&N College sales increased $958.4 million to $1.024 billion during the 26 weeks ended October 30, 2010. This increase in sales was due to the Acquisition on September 30, 2009. Comparable sales for B&N College decreased 0.7% for the 26 weeks ended October 30, 2010.

•

B&N.com sales increased $98.9 million, or 44.5%, to $321.4 million during the 26 weeks ended October 30, 2010 from $222.5 million during the 26 weeks ended October 31, 2009. Comparable sales for B&N.com increased 56.5% for the 26 weeks ended October 30, 2010. This increase to sales was primarily due to the launch of NOOK™, the Company’s proprietary eReader and digital content sales, as well as higher sales of physical products.

This increase was offset by the following:

•

Barnes & Noble store sales for the 26 weeks ended October 30, 2010 decreased $71.8 million, or 3.5%, to $1.957 billion from $2.029 billion during the same period a year ago, and accounted for 59.3% of total Company sales. This decrease was primarily attributable to a 2.1% decrease in comparable store sales, which decreased sales by $39.0 million, and by closed stores that decreased sales by $30.4 million, offset by new Barnes & Noble stores that contributed to an increase in sales of $20.9 million.

During the 26 weeks ended October 30, 2010, the Company opened one Barnes & Noble store and closed four, bringing its total number of Barnes & Noble stores to 717 with 18.6 million square feet. During the 26 weeks ended October 30, 2010, the Company added 10 B&N College stores and closed 10, ending the period with 637 B&N College stores. As of October 30, 2010, the Company operated 1,354 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	% of Sales	October 31, 2009	% of Sales	October 30, 2010	% of Sales	October 31, 2009	% of Sales
B&N Retail	$661,079	71.0%	$668,026	68.5%	$1,391,677	71.1%	$1,386,969	68.4%
B&N College	628,931	78.8%	50,585	77.5%	803,823	78.5%	50,585	77.5%
B&N.com	165,447	93.6%	100,095	83.1%	304,827	94.8%	180,978	81.3%

Total Cost of Sales and Occupancy	$1,455,457	76.4%	$818,706	70.5%	$2,500,327	75.7%	$1,618,532	69.9%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 30, 2010, cost of sales and occupancy increased $636.8 million, or 77.9%, to $1.455 billion from $818.7 million during the 13 weeks ended October 31, 2009. Cost of sales and occupancy increased as a percentage of sales to 76.4% from 70.5% during the same period one year ago. This increase was primarily attributable to the following:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.0% from 68.5% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales, which have lower margins.

•	The inclusion of the B&N College cost of sales and occupancy since the Acquisition on September 30, 2009, which is a lower gross margin business.

•

B&N.com cost of sales and occupancy increased as a percentage of sales to 93.6% from 83.1% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales online and the launch of “everyday low pricing” (EDLP) last fall.

During the 26 weeks ended October 30, 2010, cost of sales and occupancy increased $881.8 million, or 54.5%, to $2.500 billion from $1.619 billion during the 26 weeks ended October 31, 2009. Cost of sales and occupancy increased as a percentage of sales to 75.7% from 69.9% during the same period one year ago.

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.1% from 68.4% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales, which have lower margins.

•	The inclusion of the B&N College cost of sales and occupancy since the Acquisition on September 30, 2009, which is a lower gross margin business.

•

B&N.com cost of sales and occupancy increased as a percentage of sales to 94.8% from 81.3% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales online and the launch of EDLP last fall.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	% of Sales	October 31, 2009	% of Sales	October 30, 2010	% of Sales	October 31, 2009	% of Sales
B&N Retail	$268,446	28.8%	$269,156	27.6%	$538,616	27.5%	$530,498	26.1%
B&N College	73,845	9.3%	20,940	32.1%	134,028	13.1%	20,940	32.1%
B&N.com	61,504	34.8%	34,048	28.3%	113,533	35.3%	61,357	27.6%

Total Selling and Administrative Expenses	$403,795	21.2%	$324,144	27.9%	$786,177	23.8%	$612,795	26.5%

Selling and administrative expenses increased $79.7 million, or 24.6%, to $403.8 million during the 13 weeks ended October 30, 2010 from $324.1 million during the 13 weeks ended October 31, 2009. Selling and administrative expenses decreased as a percentage of sales to 21.2% from 27.9% during the same period one year ago. This decrease was primarily attributable to the following:

•

The inclusion of the B&N College selling and administrative expenses since the Acquisition on September 30, 2009, which includes the back to school rush period during the 13 weeks ended October 30, 2010, which drives the selling and administrative expenses as a percentage of sales down.

This decrease was offset by the following:

•

B&N Retail selling and administrative expenses increased as a percentage of sales to 28.8% from 27.6% during the same period one year ago. This increase was attributable to the deleveraging against the comparable sales decline and legal costs relating to the shareholder rights plan litigation and a proxy contest.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 34.8% from 28.3% during the same period one year ago. This increase was primarily due to increased resources allocated to the Company’s digital strategies.

Selling and administrative expenses increased $173.4 million, or 28.3%, to $786.2 million during the 26 weeks ended October 30, 2010 from $612.8 million during the 26 weeks ended October 31, 2009. Selling and administrative expenses decreased as a percentage of sales to 23.8% from 26.5% during the same period one year ago. This decrease was primarily attributable to the following:

•

The inclusion of the B&N College selling and administrative expenses since the Acquisition on September 30, 2009, which includes the back to school rush period during the 26 weeks ended October 30, 2010, which drives the selling and administrative expenses as a percentage of sales down.

This decrease was offset by the following:

•

B&N Retail selling and administrative expenses increased as a percentage of sales to 27.5% from 26.1% during the same period one year ago. This increase was attributable to the deleveraging against the comparable sales decline and legal costs relating to the shareholder rights plan litigation and a proxy contest.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 35.3% from 27.6% during the same period one year ago. This increase was primarily due to increased resources allocated to the Company’s digital strategies.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	% of Sales	October 31, 2009	% of Sales	October 30, 2010	% of Sales	October 31, 2009	% of Sales
B&N Retail	$39,919	4.3%	$39,333	4.0%	$79,321	4.1%	$78,910	3.9%
B&N College	10,758	1.3%	3,874	5.9%	21,326	2.1%	3,874	5.9%
B&N.com	6,100	3.5%	5,962	4.9%	13,034	4.1%	11,238	5.1%

Total Depreciation and Amortization	$56,777	3.0%	$49,169	4.2%	$113,681	3.4%	$94,022	4.1%

During the 13 weeks ended October 30, 2010, depreciation and amortization increased $7.6 million, or 15.5%, to $56.8 million from $49.2 million during the same period one year ago. This increase was primarily attributable to the inclusion of the B&N College depreciation and amortization since the Acquisition on September 30, 2009, which increased $6.9 million to $10.8 million during the 13 weeks ended October 30, 2010 from $3.8 million during the same period last year.

During the 26 weeks ended October 30, 2010, depreciation and amortization increased $19.7 million, or 20.9%, to $113.7 million from $94.0 million during the same period last year. This increase was primarily attributable to the inclusion of the B&N College depreciation and amortization since the Acquisition on September 30, 2009, which increased $17.5 million to $21.3 million during the 26 weeks ended October 30, 2010 from $3.8 million during the same period last year.

Pre-opening Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	% of Sales	October 31, 2009	% of Sales	October 30, 2010	% of Sales	October 31, 2009	% of Sales
B&N Retail	$3	0.0%	$1,266	0.1%	$(17)	0.0%	$2,965	0.1%
B&N College	24	0.0%	18	0.0%	71	0.0%	18	0.0%
B&N.com	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total Pre-opening Expenses	$27	0.0%	$1,284	0.1%	$54	0.0%	$2,983	0.1%

Pre-opening expenses decreased $1.3 million, or 97.9%, to $0.03 million during the 13 weeks ended October 30, 2010 from $1.3 million for the 13 weeks ended October 31, 2009. This decrease was primarily the result of the lower volume of B&N Retail new store openings.

Pre-opening expenses decreased $2.9 million, or 98.2%, to $0.05 million during the 26 weeks ended October 30, 2010 from $3.0 million for the 26 weeks ended October 31, 2009. This decrease was primarily the result of the lower volume of B&N Retail new store openings.

Operating Profit (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	% of Sales	October 31, 2009	% of Sales	October 30, 2010	% of Sales	October 31, 2009	% of Sales
B&N Retail	$(38,654)	-4.2%	$(2,628)	-0.3%	$(52,535)	-2.7%	$29,477	1.5%
B&N College	84,523	10.6%	(10,163)	-15.6%	64,422	6.3%	(10,163)	-15.6%
B&N.com	(56,348)	-31.9%	(19,617)	-16.3%	(109,979)	-34.2%	(31,070)	-14.0%

Total Operating Profit (Loss)	$(10,479)	-0.5%	$(32,408)	-2.8%	$(98,092)	-3.0%	$(11,756)	-0.5%

The Company’s consolidated operating loss decreased $21.9 million, or 67.7%, to ($10.5) million during the 13 weeks ended October 30, 2010 from an operating loss of ($32.4) million during the 13 weeks ended October 31, 2009. This decrease was due to the matters discussed above.

The Company’s consolidated operating loss increased $86.3 million, or 734.4%, to ($98.1) million during the 26 weeks ended October 30, 2010 from an operating loss of ($11.8) million during the 26 weeks ended October 31, 2009. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 30, 2010	October 31, 2009	% of Change	October 30, 2010	October 31, 2009	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$12,791	$3,945	224.2%	$26,053	$4,248	513.3%

Net interest expense and amortization of deferred financing fees increased $8.8 million, to $12.8 million during the 13 weeks ended October 30, 2010 from $3.9 million during the 13 weeks ended October 31, 2009. This increase in interest expense was primarily due to the interest expense related to the debt from the Acquisition of B&N College and the investments made in digital.

Net interest expense and amortization of deferred financing fees increased $21.8 million, to $26.1 million during the 26 weeks ended October 30, 2010 from $4.2 million during the 26 weeks ended October 31, 2009. This increase in interest expense was primarily due to the interest expense related to the debt from the Acquisition of B&N College and the investments made in digital.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 30, 2010	Effective Rate	October 31, 2009	Effective Rate	October 30, 2010	Effective Rate	October 31, 2009	Effective Rate
Income Taxes	$(10,690)	45.9%	$(12,421)	34.2%	$(49,023)	39.5%	$(4,311)	26.9%

The Company had an income tax benefit of $10.7 million during the 13 weeks ended October 30, 2010 compared with an income tax benefit of $12.4 million during the 13 weeks ended October 31, 2009. The Company’s effective tax rate was 45.9% and 34.2% for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively. The higher effective tax rate for 13 weeks ended October 30, 2010 is primarily due to discrete items in such period combined with the non-deductible portion of the Acquisition-related fees in the prior period.

Income tax benefit during the 26 weeks ended October 30, 2010 was $49.0 million compared with an income tax benefit of $4.3 million during the 26 weeks ended October 31, 2009. The Company’s effective tax rate was 39.5% and 26.9% for the 26 weeks ended October 30, 2010 and October 31, 2009, respectively. Tax benefit in the current year is a result of operating losses incurred during the 26 weeks ended October 30, 2010. The lower effective tax rate for the 26 weeks ended October 31, 2009 was due to the non-deductible portion of the Acquisition-related fees in such prior period.

Net Income (Loss) Attributable to Noncontrolling Interest

The Company recorded a net loss attributable to noncontrolling interests of $0.01 million during the 13 weeks ended October 30, 2010 compared with net income of $0.03 million during the 13 weeks ended October 31, 2009. The noncontrolling interest relates to the 50% outside interest in Begin Smart LLC (Begin Smart).

Net loss attributable to noncontrolling interests was $0.04 during the 26 weeks ended October 30, 2010 compared with $0.004 during the 26 weeks ended October 31, 2009, and relates to the 50% outside interest in Begin Smart.

During the 13 weeks ended October 30, 2010, the Company purchased the remaining 50% outside interest in Begin Smart for $300. 100% of Begin Smart results of operations for the period subsequent to the Begin Smart acquisition date are included in the consolidated financial statements.

Net Loss Attributable to Barnes & Noble, Inc.

	13 weeks ended		26 weeks ended
Dollars in thousands	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net Loss Attributable to Barnes & Noble, Inc.	$(12,568)	$(23,957)	$(75,085)	$(11,689)

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of ($12.6) million during the 13 weeks ended October 30, 2010, compared with a consolidated net loss attributable to Barnes & Noble, Inc. of ($24.0) million during the 13 weeks ended October 31, 2009.

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of ($75.1) million during the 26 weeks ended October 30, 2010, compared with a consolidated net loss attributable to Barnes & Noble, Inc. of ($11.7) million during the 26 weeks ended October 31, 2009.

Critical Accounting Policies

During the second quarter of fiscal 2011, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. The Company has disclosed an additional policy below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2010 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Research and Development Costs for Software Products. Software development costs to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and therefore research and development costs are generally expensed as incurred.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product and component shortages, the outcome of Barnes & Noble’s evaluation of strategic alternatives, including a possible sale of Barnes & Noble, as announced on August 3, 2010, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended May 1, 2010, and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 30, 2010, the Company’s cash and cash equivalents totaled approximately $30.2 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the Credit Agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $376.9 million in borrowings under its credit facility at October 30, 2010 compared with $325.0 million in borrowings as of October 31, 2009. The Company had $260.4 million in borrowing under its credit facility at May 1, 2010.

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

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010 the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference has been continued to January 27, 2011.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Discovery in this matter is proceeding.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims. Fact discovery ensued and was completed on August 13, 2010. The parties then submitted expert reports and engaged in expert discovery. After fact and expert discovery closed, both parties filed motions for summary judgment. Hearings on the parties’ motions were conducted on November 22, 2010. The Court referred the parties to meet and confer with the Special Master in the litigation to set a time table for the submission of their proposed chronology of undisputed fact and directed the Special Master to submit a report to the Court containing a final chronology on or before December 10, 2010. The parties met with the Special Master on November 23, 2010. The Court will set a further hearing date on the motion for summary judgment after receipt of the Special Master’s report, if deemed necessary by the Court.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaints generally seek damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010. Trial concluded on July 13, and post-trial argument was held on July 22. On August 12, the Court ruled in favor of defendants and dismissed plaintiffs’ claims. On August 20, plaintiffs filed a post-trial motion for relief from the August 12 judgment, requesting that the Chancery Court reverse its ruling. Defendants filed an opposition to plaintiffs’ post-trial motion on August 24, 2010, and the motion was denied on September 2, 2010. On September 2, 2010, plaintiffs filed a notice of appeal from the Chancery Court’s August 12 judgment and the denial of plaintiffs’ post-trial motion. Briefing on that appeal has not yet been completed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – August 30, 2010	21,751	$14.62	—	$2,470,561
August 31, 2010 – September 29, 2010	1,183	$15.63	—	$2,470,561
September 30, 2010 – October 30, 2010	23,715	$15.95	—	$2,470,561

Total	46,649	$15.32	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of October 30, 2010.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 30, 2010, the Company has repurchased 33,360,341 shares at a cost of approximately $1,053.6 million. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

4.1	Third Amendment dated as of October 29, 2010, to the Rights Agreement dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 29, 2010.

10.1[1]	Employment Agreement dated September 27, 2010 between Barnes & Noble, Inc. and Eugene V. DeFelice.

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

22.1	Final voting results for each of the proposals submitted to a vote of the stockholders of the Company at the Annual Meeting, incorporated by reference to Exhibit 22.1 to the Company’s Current Report on Form 8-K/A filed on October 13, 2010.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Definition Linkbase Document[2]

101.LAB	XBRL Taxonomy Label Linkbase Document[2]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[2]

[1]	Filed herewith.

[2]

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

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
Allen W. Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

December 9, 2010

EXHIBIT INDEX

4.1	Third Amendment dated as of October 29, 2010, to the Rights Agreement dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 29, 2010.

10.1[1]	Employment Agreement dated September 27, 2010 between Barnes & Noble, Inc. and Eugene V. DeFelice.

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

22.1	Final voting results for each of the proposals submitted to a vote of the stockholders of the Company at the Annual Meeting, incorporated by reference to Exhibit 22.1 to the Company’s Current Report on Form 8-K/A filed on October 13, 2010.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Definition Linkbase Document[2]

101.LAB	XBRL Taxonomy Label Linkbase Document[2]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[2]

[1]	Filed herewith.

[2]

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.