Form 10-Q
period 2011-01-29
BARNES & NOBLE INC
filed 2011-03-10
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2011

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

As of February 28, 2011, 60,247,771 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 2,585,699 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 29, 2011

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Sales	$2,325,199	2,174,542	5,627,346	4,491,118
Cost of sales and occupancy	1,711,527	1,558,871	4,211,854	3,177,403

Gross profit	613,672	615,671	1,415,492	1,313,715

Selling and administrative expenses	443,491	411,443	1,229,669	1,024,238
Depreciation and amortization	57,010	57,068	170,691	151,091
Pre-opening expenses	40	399	93	3,381

Operating profit	113,131	146,761	15,039	135,005
Interest expense, net and amortization of deferred financing fees	13,639	13,849	39,693	18,097

Income (loss) before taxes	99,492	132,912	(24,654)	116,908
Income taxes	38,909	52,523	(10,114)	48,212

Net income (loss)	60,583	80,389	(14,540)	68,696
Net loss attributable to noncontrolling interests	—	14	37	18

Net income (loss) attributable to Barnes & Noble, Inc.	$60,583	80,403	(14,503)	68,714

Basic earnings (loss) per common share

Net income (loss) attributable to Barnes & Noble, Inc.	$1.01	1.40	(0.26)	1.20

Diluted earnings (loss) per common share

Net income (loss) attributable to Barnes & Noble, Inc.	$1.00	1.38	(0.26)	1.18

Weighted average common shares outstanding
Basic	56,894	55,365	56,457	55,260
Diluted	57,036	56,003	56,457	56,074
Dividends declared per common share	$0.25	0.25	0.75	0.75

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 29, 2011	January 30, 2010	May 1, 2010
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,477	40,178	60,965
Receivables, net	356,546	246,592	106,576
Merchandise inventories	1,615,874	1,518,414	1,370,111
Prepaid expenses and other current assets	118,486	90,554	181,825

Total current assets	2,117,383	1,895,738	1,719,477

Property and equipment:
Land and land improvements	8,617	8,617	8,618
Buildings and leasehold improvements	1,206,172	1,202,702	1,212,567
Fixtures and equipment	1,648,244	1,584,456	1,594,048

	2,863,033	2,795,775	2,815,233
Less accumulated depreciation and amortization	2,130,662	1,977,781	2,003,199

Net property and equipment	732,371	817,994	812,034

Goodwill	525,220	522,702	528,541
Intangible assets, net	570,110	584,713	580,962
Other noncurrent assets	51,536	65,094	64,672

Total assets	$3,996,620	3,886,241	3,705,686

(Continued)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 29, 2011	January 30, 2010	May 1, 2010
	(unaudited)	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,244,363	1,184,915	868,976
Accrued liabilities	790,215	859,169	755,432
Short-term note payable	—	100,000	100,000

Total current liabilities	2,034,578	2,144,084	1,724,408

Long-term debt	304,400	—	260,400
Deferred taxes	310,268	274,728	311,607
Other long-term liabilities	473,378	516,914	505,903
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 90,274, 88,631 and 88,993 shares issued, respectively	90	89	89
Additional paid-in capital	1,319,004	1,284,189	1,286,215
Accumulated other comprehensive loss	(13,212)	(12,015)	(13,212)
Retained earnings	621,796	727,516	681,082
Treasury stock, at cost, 33,363, 33,215 and 33,285 shares, respectively	(1,053,682)	(1,050,828)	(1,052,356)

Total Barnes & Noble, Inc. shareholders’ equity	873,996	948,951	901,818

Noncontrolling interest	—	1,564	1,550

Total shareholders’ equity	873,996	950,515	903,368

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,996,620	3,886,241	3,705,686

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 29, 2011

(In thousands)

(unaudited)

	Noncontrolling Interest	Barnes & Noble, Inc. Shareholders’ Equity					Total
		Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost

Balance at May 1, 2010	$1,550	89	1,286,215	(13,212)	681,082	(1,052,356)	$903,368

Comprehensive income:
Net loss	(37)	—	—	—	(14,503)	—

Total comprehensive loss							(14,540)
Purchase of noncontrolling interest	(1,513)	—	1,213	—	—	—	(300)
Exercise of 1,013 common stock options	—	1	17,073	—	—	—	17,074
Stock options and restricted stock tax benefits	—	—	(1,157)	—	—	—	(1,157)
Stock-based compensation expense	—	—	15,660	—	—	—	15,660
Cash dividend paid to stockholders	—	—	—	—	(44,783)	—	(44,783)
Treasury stock acquired, 78 shares	—	—	—	—	—	(1,326)	(1,326)

Balance at January 29, 2011	$—	90	1,319,004	(13,212)	621,796	(1,053,682)	$873,996

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars)

(unaudited)

	39 weeks ended
	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income (loss)	$(14,540)	68,696
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	177,818	155,406
Property and equipment impairment charge	2,589	11,083
Stock-based compensation expense	15,660	11,829
Deferred taxes	1,982	2,045
Gain on disposal of property and equipment	(573)	(21)
Decrease in other long-term liabilities	(32,525)	(25,552)
Changes in operating assets and liabilities, net	(20,694)	70,520

Net cash flows from operating activities	129,717	294,006

Cash flows from investing activities:
Purchases of property and equipment	(82,072)	(77,392)
Fictionwise earn-out payments	(4,418)	(2,612)
Purchase of noncontrolling interest	(300)	—
Acquisition of Barnes & Noble College Booksellers, Inc. (net of cash acquired)	—	(178,982)
Acquisition of Tikatok, LLC (net of cash acquired)	—	(2,261)
Net (increase) decrease in other noncurrent assets	5,889	(1,603)

Net cash flows used in investing activities	(80,901)	(262,850)

Cash flows from financing activities:
Net increase in credit facility	44,000	—
Proceeds from exercise of common stock options	17,074	2,945
Excess tax benefit from stock-based compensation	1,731	1,059
Financing fees paid related to debt used to acquire Barnes & Noble College Booksellers, Inc.	—	(37,069)
Purchase of treasury stock	(1,326)	(1,500)
Cash dividend paid to shareholders	(44,783)	(43,007)
Payment of short term note payable	(100,000)	—

Net cash flows used in financing activities	(83,304)	(77,572)

Net decrease in cash and cash equivalents	(34,488)	(46,416)
Cash and cash equivalents at beginning of period	60,965	86,594

Cash and cash equivalents at end of period	$26,477	40,178

Changes in operating assets and liabilities, net:
Receivables, net	$(249,970)	(19,317)
Merchandise inventories	(245,763)	80,519
Prepaid expenses and other current assets	(13,637)	34,596
Accounts payable and accrued liabilities	488,676	(25,278)

Changes in operating assets and liabilities, net	$(20,694)	70,520

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$39,216	10,326
Income taxes (net of refunds)	$17,854	2,526
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$1,513	1,409,188
Liabilities assumed (including Seller Notes)	1,213	1,227,945

Cash paid	$300	181,243

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 29, 2011 and the results of its operations and its cash flows for the 13 and 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended May 1, 2010 (fiscal 2010).

On September 29, 2009, the Board of Directors of Barnes & Noble, Inc. authorized a change in the Company’s fiscal year end from the Saturday closest to the last day of January to the Saturday closest to the last day of April. The change in fiscal year, which became effective on September 30, 2009 upon the closing of the acquisition of Barnes & Noble College Booksellers, Inc. (B&N College) by Barnes & Noble, Inc. (the Acquisition), gives the Company and B&N College the same fiscal year (see Note 13). The change was intended to better align the Company’s fiscal year with the business cycles of both Barnes & Noble, Inc. and B&N College. As a result of the change in fiscal year, the Company’s 2010 fiscal year began on May 3, 2009 and ended on May 1, 2010.

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

Due to the seasonal nature of the business, the results of operations for the 13 and 39 weeks ended January 29, 2011 are not indicative of the results to be expected for the 52 weeks ending April 30, 2011 (fiscal 2011).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of January 29, 2011, January 30, 2010 and May 1, 2010, 76%, 76% and 87%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

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

In accordance with ASC 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK™ eBook Reader revenue (which includes revenue from the Company’s NOOK™ 3G, NOOK™ Wi-Fi and NOOK Color™ devices) is recognized at the segment point of sale.

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis, as well as wireless access and wireless connectivity with the purchase of NOOK™ from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK™ and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS and the wireless access is deferred and recognized on a straight-line basis over the 2-year estimated life of NOOK™.

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

For the 39 weeks ended January 29, 2011 and January 30, 2010

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

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 39 weeks ended January 29, 2011, participating securities in the amounts of 3,227,690 were excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Barnes & Noble, Inc.	$60,583	80,403	(14,503)	68,714
Less allocation of earnings and dividends to participating securities	(3,329)	(2,932)	—	(2,399)

Net income (loss) available to common shareholders	$57,254	77,471	(14,503)	66,315
Numerator for diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$57,254	77,471	(14,503)	66,315
Effect of dilutive options	6	27	—	13

Net income (loss) available to common shareholders	$57,260	77,498	(14,503)	66,328
Denominator for basic and diluted earnings (loss) per share:
Basic weighted average common shares	56,894	55,365	56,457	55,260
Average dilutive options	142	638	—	814

Diluted weighted average common shares	57,036	56,003	56,457	56,074
Basic earnings (loss) per common share
Net income (loss) attributable to Barnes & Noble, Inc.	$1.01	1.40	(0.26)	1.20
Diluted earnings (loss) per common share
Net income (loss) attributable to Barnes & Noble, Inc.	$1.00	1.38	(0.26)	1.18

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

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

B&N Retail

This segment includes 705 bookstores as of January 29, 2011, primarily under the Barnes & Noble Booksellers trade name. The 705 Barnes & Noble stores generally offer a NOOK™ (References to NOOK™ include the Company’s NOOK™ 3G, NOOK™ Wi-Fi and NOOK Color™ eBook Reader devices) Boutique/Counter, a comprehensive title base, a café, a children’s section, a Toys & Games department, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

B&N College

This segment includes 636 stores as of January 29, 2011 that are primarily stores operated under contracts by B&N College. The 636 B&N College stores generally sell and rent new, used and digital textbooks, as well as sell course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items.

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

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
B&N Retail	$1,464,457	$1,399,061	$3,421,519	$3,427,880
B&N College(a)	541,312	565,955	1,564,982	631,209
B&N.com	319,430	209,526	640,845	432,029

Total	$2,325,199	$2,174,542	$5,627,346	$4,491,118

Depreciation and Amortization

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
B&N Retail	$40,052	$39,649	$119,372	$118,560
B&N College(a)	10,821	10,627	32,147	14,501
B&N.com	6,137	6,792	19,172	18,030

Total	$57,010	$57,068	$170,691	$151,091

Operating Profit/(Loss)

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
B&N Retail	$137,540	$146,446	$85,006	$175,922
B&N College(a)	32,192	38,589	96,614	28,426
B&N.com	(56,601)	(38,274)	(166,581)	(69,343)

Total	$113,131	$146,761	$15,039	$135,005

Capital Expenditures

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
B&N Retail	$16,634	$16,133	$40,254	$51,048
B&N College(a)	8,510	5,604	24,878	7,134
B&N.com	5,479	8,265	16,940	19,210

Total	$30,623	$30,002	$82,072	$77,392

Total Assets

	January 29, 2011	January 30, 2010
B&N Retail	$2,386,435	$2,220,597
B&N College	1,357,533	1,330,769
B&N.com	252,652	334,875

Total	$3,996,620	$3,886,241

(a)	Includes only the financial information of B&N College since the date of the Acquisition on September 30, 2009.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

A reconciliation of operating profit from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Reportable segments operating profit	$113,131	$146,761	$15,039	$135,005
Interest, net	13,639	13,849	39,693	18,097

Consolidated income (loss) before taxes	$99,492	$132,912	$(24,654)	$116,908

(7) Changes in Intangible Assets and Goodwill

		As of January 29, 2011
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5-25	$257,410	$(15,337)	$242,073
Author contracts	10	18,461	(14,743)	3,718
Technology	5-10	5,850	(1,423)	4,427
Distribution contracts	10	8,325	(4,147)	4,178
Other	3-10	4,639	(3,827)	812

		$294,685	$(39,477)	$255,208

Unamortizable intangible assets
Trade name				$293,400
Copyrights				166
Publishing contracts				21,336

				$314,902

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships related to the Fictionwise acquisition that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 39 weeks ended January 29, 2011	$10,972
For the 39 weeks ended January 30, 2010	$7,587

Estimated Amortization Expense:
(12 months ending on or about April 30)
2011	$14,511
2012	$14,144
2013	$13,813
2014	$13,077
2015	$11,293

The changes in the carrying amount of goodwill by segment for the 39 weeks ended January 29, 2011 are as follows:

	B&N Retail and B&N.com(a)	B&N College	Total Company
Balance as of May 1, 2010	$254,471	$274,070	$528,541
Benefit of excess tax amortization (b)	(3,321)	—	(3,321)

Balance as of January 29, 2011	$251,150	$274,070	$525,220

(a)	The Company is currently evaluating the allocation of goodwill between B&N Retail and B&N.com.
(b)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

amounts recorded. Through fiscal 2010, the Company also sold online gift certificates for use solely on Barnes & Noble.com, which were treated the same way as gift cards. The Company recognized gift card breakage of $10,685 and $5,306 during the 13 weeks ended January 29, 2011 and January 30, 2010, respectively, and $20,599 and $16,251 during the 39 weeks ended January 29, 2011 and January 30, 2010, respectively. The Company had gift card liabilities of $354,775 and $336,123 as of January 29, 2011 and January 30, 2010, respectively, which amounts are included in accrued liabilities.

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under the Junior Seller Note (see Note 13). The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities and store closing expenses. The Company had the following long-term liabilities at January 29, 2011, January 30, 2010 and May 1, 2010:

	January 29, 2011	January 30, 2010	May 1, 2010
Deferred Rent	$286,417	337,939	324,528
Junior Seller Note (see Note 13)	150,000	150,000	150,000
Other	36,961	28,975	31,375

Total long-term liabilities	$473,378	516,914	505,903

(10) Income Taxes

As of January 29, 2011, the Company had $16,032 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,024 accrued for interest and penalties, which is included in the $16,032 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2007 and forward. Some earlier years remain open for a small minority of states.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

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

Level 1 –	Observable inputs that reflect quoted prices in active markets

Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 –	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

		Fair Value Measurement Using
Description	Quarter Ended January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Contingent consideration (see Note 15)	$3,240	—	—	3,240	(143)

The following table presents the changes in Level 3 contingent consideration liability for the 39 weeks ended January 29, 2011:

Acquisition of Fictionwise
Beginning balance, May 1, 2010	$7,515
Payments	(4,418)
Losses	143

Balance, January 29, 2011	$3,240

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

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

On September 30, 2009, in connection with the closing of the Acquisition described above, the Company issued the Sellers (i) a senior subordinated note in the principal amount of $100,000, payable in full on December 15, 2010, with interest of 8% per annum payable on the unpaid principal amount (the Senior Seller Note), and (ii) a junior subordinated note in the principal amount of $150,000, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

amount (the Junior Seller Note; and together with the Senior Seller Note, the Seller Notes). On December 22, 2009, the Company consented to the pledge and assignment of the Senior Seller Note by the Sellers as collateral security. The Senior Seller Note to Leonard Riggio was paid on its scheduled due date, December 15, 2010.

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

39 weeks ended January 30, 2010
Sales	$5,467,216
Net income from continuing operations attributable to Barnes & Noble, Inc.	$85,606
Income from continuing operations attributable to Barnes & Noble, Inc. per common share
Basic	$1.49
Diluted	$1.47

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

for informational purposes only and is not necessarily indicative of the operating results that would have been achieved had the Acquisition been consummated as of the dates indicated or of the results that may be obtained in the future.

(14) Tikatok Acquisition

On September 24, 2009, the Company acquired the assets of Tikatok Inc. (Tikatok) for $2,305 in cash. Tikatok is an online platform where parents and their children and others can write, illustrate, and publish stories into hardcover and paperback books. On its website, Tikatok makes available, among other things, its patent-pending StorySparks™ system, which helps to walk children through the process of creating and writing stories and expands the Company’s reach to additional parents, educators and librarians. In addition to the closing purchase price, the Company has made and may make bonus and/or earn-out payments if certain performance targets are met over the next four years.

The Tikatok acquisition was accounted for as a business purchase pursuant to ASC 805. In accordance with ASC 805-20, the purchase price has been allocated to assets based on their estimated fair value at the acquisition date.

The results of operations for the period subsequent to the Tikatok acquisition are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Tikatok at the beginning of the prior fiscal year is not material.

(15) Acquisition of Fictionwise

On March 4, 2009, the Company acquired Fictionwise, Inc. (Fictionwise), then a leader in the eBook marketplace, for $15,729 in cash. In addition to the closing purchase price, the Company has made and may make earn-out payments through 2011. The acquisition provided a core component to the Company’s overall digital strategy, enabling the launch of one of the world’s largest eBookstores on July 20, 2009. The eBookstore on Barnes & Noble.com enables customers to buy eBooks and read them on a wide range of platforms, including the Company’s NOOK™ eBook reader, iPad™, iPhone® and iPod touch®, Android™, BlackBerry®, Motorola™ smartphones, as well as most laptops or full-sized desktop computers.

The Fictionwise acquisition was accounted for as a business purchase pursuant to ASC 805, Business Combinations. In accordance with ASC 805-20, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the Fictionwise acquisition date is included in the purchase price. The fair value of the contingent consideration arrangement is determined by estimating the expected (probability – weighted) earn-out payments discounted to present value. Changes to the fair value of the contingent consideration were recorded in selling and administrative expenses. There was no material change in the fair value of contingent consideration at January 29, 2011 compared to the fair value estimated at January 30, 2010.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

The Fictionwise results of operations for the period subsequent to the Fictionwise acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Fictionwise at the beginning of the prior fiscal year is not material.

(16) Stock-Based Compensation

The Company maintains three share-based incentive plans: the 1996 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan. Prior to June 2, 2009, the Company issued restricted stock and stock options under the 1996 and 2004 Incentive Plans. On June 2, 2009, the Company’s shareholders approved the 2009 Incentive Plan. The maximum number of shares issuable under the 2009 Incentive Plan is 950,000, plus shares that remain available under the Company’s shareholder-approved 2004 Incentive Plan. At January 29, 2011, there were approximately 1,000,288 shares of common stock available for future grants under the 2009 Incentive Plan.

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

No options were granted for the 39 weeks ended January 29, 2011 and for the 39 weeks ended January 30, 2010.

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the 39 weeks ended January 29, 2011:

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance, May 1, 2010	5,498	$20.19
Granted	—	—
Exercised	(1,013)	16.86
Forfeited	(40)	14.00

Balance, January 29, 2011	4,445	21.01

Exercisable at January 29, 2011	3,945	$20.87

As of January 29, 2011, there was $2,066 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.17 years.

The following table presents a summary of the Company’s restricted stock activity for the 39 weeks ended January 29, 2011:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance, May 1, 2010	2,330	$24.15
Granted	674	16.65
Vested	(258)	28.04
Forfeited	(124)	25.09

Balance, January 29, 2011	2,622	$21.79

As of January 29, 2011, there was $43,199 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.49 years.

For the 13 and 39 weeks ended January 29, 2011 and January 30, 2010, the Company recognized stock-based compensation expense as follows:

	13 weeks ended		39 weeks ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Selling and administrative expenses	$5,286	4,015	15,660	11,829

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

(17) Acquisition of Noncontrolling Interest

Sterling Publishing had a 50% joint venture interest in Begin Smart LLC (Begin Smart), to develop, sell, and distribute books for infants, toddlers, and children under the brand name BEGIN SMART®. During the 13 weeks ended October 30, 2010, the Company purchased the remaining 50% outside interest in Begin Smart for $300. 100% of Begin Smart results of operations for the period subsequent to the Begin Smart acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Begin Smart at the beginning of the fiscal year and prior fiscal year is not material.

(18) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $665 and $774 for the 13 weeks ended January 29, 2011 and January 30, 2010, respectively, and $1,909 and $2,357 for the 39 weeks ended January 29, 2011 and January 30, 2010, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended January 29, 2011 and January 30, 2010, respectively, and $113 for the 39 weeks ended January 29, 2011 and January 30, 2010, respectively.

(19) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010 and October 29, 2010, and as may be further amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company’s outstanding common stock or a person or group that already beneficially owns 20% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of the Company’s outstanding common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. In connection with the 2010 Annual Meeting of Stockholders, held on September 28, 2010, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. submitted a non-binding proposal requesting the Board of Directors amend the Rights Agreement to increase the beneficial ownership threshold in the Rights Agreement from 20% to 30%. A majority of the votes cast by stockholders at the 2010 Annual Meeting of Stockholders were against this non-binding proposal. On October 28, 2010 the Board of Directors of the Company gave notice of a Special Meeting of Stockholders on November 17, 2010 to seek stockholder ratification of the Rights Agreement. At the November 17, 2010 Special Meeting, the holders of a majority of the outstanding Common Stock entitled to vote at that Special Meeting voted to ratify the Board’s adoption of the Rights Agreement. See Note 20 for a description of certain legal proceedings with respect to the Rights Agreement.

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

For the 39 weeks ended January 29, 2011 and January 30, 2010

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

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference has been continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties have agreed upon a mediator, and an all-day mediation session is scheduled for April 11, 2011. At the Case Management Conference, the Court also ordered that, if the matter is not resolved beforehand, the parties must file either a class certification motion or a motion for summary judgment/adjudication (as the parties choose) so that at least one such motion is heard no later than September 2011. The Court will not hear overlapping dispositive motions. The Court set a further Case Management Conference date of June 15, 2011.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Pursuant to the Court’s January 19, 2011 Scheduling Order, all fact and expert discovery must be completed by October 21, 2011, and trial is scheduled to commence on December 12, 2011. Discovery in this matter is proceeding.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims. Fact discovery ensued and was completed on August 13, 2010. The parties then submitted expert reports and engaged in expert discovery. After fact and expert discovery closed, both parties filed motions for summary judgment. Hearings on the parties’ motions were conducted on November 22, 2010. The Court referred the parties to meet and confer with the Special Master in the litigation to set a time table for the submission of their proposed chronology of undisputed fact and directed the Special Master to submit a report to the Court containing a final chronology on or before December 10, 2010. The parties met with the Special Master on November 23, 2010, and a final chronology was submitted to the Court on December 17, 2010. On December 27, 2010, the Court granted in part and denied in part Barnes & Noble.com’s motion for summary judgment and denied plaintiff’s motion for summary judgment. It issued a pretrial scheduling order on February 3, 2011, setting trial for September 27, 2011. After negotiations between the parties, plaintiff and Barnes & Noble.com executed a License, Release and Settlement Agreement (the “LRS Agreement”) on February 23, 2011. The LRS

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 29, 2011 and January 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

Agreement, in which Barnes & Noble.com denies liability in this action, provides for a dismissal of plaintiff’s lawsuit with prejudice and gives Barnes & Noble.com a license to plaintiff’s patent portfolio.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaint generally seeks damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010. Trial concluded on July 13, and post-trial argument was held on July 22. On August 12, the Court ruled in favor of defendants and dismissed plaintiffs’ claims. On August 20, plaintiffs filed a post-trial motion for relief from the August 12 judgment, requesting that the Chancery Court reverse its ruling. Defendants filed an opposition to plaintiffs’ post-trial motion on August 24, 2010, and the motion was denied on September 2, 2010. On September 2, 2010, plaintiffs filed a notice of appeal from the Chancery Court’s August 12 judgment and the denial of plaintiffs’ post-trial motion. The plaintiffs filed their Opening Brief on Appeal with the Delaware Supreme Court on October 18, 2010. Defendants filed their Answering Brief on November 17, 2010, and plaintiffs filed their Reply Brief on December 6, 2010. Oral argument was held on March 2, 2011. One day later on March 3, 2011, the Delaware Supreme Court issued a summary affirmation of the Chancery Court’s decision in favor of the Company. This concluded these proceedings.

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the Securities Exchange Act of 1934 in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations for the 13 and 39 week periods ended January 29, 2011 and January 30, 2010, changes in shareholders’ equity for the 39 week period ended January 29, 2011, and cash flows for the 39 week periods ended January 29, 2011 and January 30, 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended January 29, 2011. These interim financial statements are the responsibility of the Company’s management.

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

March 10, 2011

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $26.5 million as of January 29, 2011, compared with $40.2 million as of January 30, 2010.

Merchandise inventories increased $97.5 million, or 6.4%, to $1.616 billion as of January 29, 2011, compared with $1.518 billion as of January 30, 2010. This increase was primarily due to device and accessory inventory related to the Company’s growth in digital eReaders, the expansion of the Toys & Games department, and an increase in textbooks as sales for the B&N College rush season continued into February after quarter end and an increase in general merchandise inventories to support higher sales at the B&N College stores.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $82.1 million and $77.4 million during the 39 weeks ended January 29, 2011 and January 30, 2010, respectively.

On September 30, 2009, the Company completed the acquisition (the Acquisition) of B&N College from Leonard Riggio and Louise Riggio (the Sellers) pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Purchase Agreement). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder.

The purchase price paid to the Sellers under the Purchase Agreement was $596 million, consisting of $346 million in cash and $250 million in aggregate principal amount of the Seller Notes described in Note 13 to the Consolidated Financial Statements contained herein. However, pursuant to the terms of the Purchase Agreement, the cash paid to the Sellers was reduced by approximately $82 million in cash bonuses paid by B&N College to 192 members of its management team and employees, not including Leonard Riggio. The Senior Seller Note to Leonard Riggio was paid on its scheduled due date, December 15, 2010.

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

The Company had $304.4 million of outstanding debt under its Credit Facility as of January 29, 2011 compared with no outstanding debt as of January 30, 2010. The increase of debt was due to the payment of the Senior Seller Note, the earnings decline and investments made in digital.

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

The Company paid a dividend of $0.25 per share on June 30, 2010 to stockholders of record at the close of business on June 11, 2010, on September 30, 2010 to stockholders of record at the close of business on September 9, 2010, and on December 31, 2010 to stockholders of record at the close of business on December 10, 2010. On February 22, 2011, the Company announced that its Board of Directors was suspending its quarterly dividend payment of $0.25 per share. This will provide the Company the financial flexibility to continue investing into its high growth digital strategies.

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

The Company’s core business is the operation of B&N Retail and B&N College stores, from which it derives the majority of its sales and net income. B&N Retail comparable store sales have declined in recent years due to lower consumer traffic as a result of the factors noted above. Even as the economy improves, the Company expects these trends to continue as consumer spending patterns shift toward internet retailers and digital content. The Company faces increasing competition from the expanding market for electronic books, or “eBooks”, eBook readers and digital distribution of content. In addition, one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, recently filed Chapter 11 bankruptcy and announced plans to close and liquidate a number of stores. While the Company believes that this presents opportunities for B&N Retail, Borders Group may take actions during its bankruptcy, such as liquidating inventory at discounted prices and eliminating liabilities and costs, which could present competitive challenges and commercial risks to the Company.

Despite these challenges, the Company believes it has attractive opportunities for future development.

The Company plans to leverage its unique assets, iconic brands and reach to become a leader in the distribution of digital content, as well as increase the online distribution of physical books. In 2009, the Company entered the eBook market with its acquisition of Fictionwise, a leader in the eBook marketplace, and the popularity of its eBook site continues to grow. Since then, the Company launched its NOOK™ brand of eReading products, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK™, customers gain access to the Company’s expansive NOOK Book™ Store of more than two million digital titles, and the ability to enjoy content across a wide array of popular devices. In October 2010, Barnes & Noble introduced NOOK Color™, the first full-color touch Reader’s Tablet, complementing its NOOK™ 3G and NOOK™ Wi-Fi devices, which offer a paper-like reading experience with a color touch screen for navigation. In addition to NOOK™ devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK™ software. Customers can use Barnes & Noble’s free eReading software to access and read books from their personal Barnes & Noble digital library on devices including iPad™, iPhone®, iPod touch®, Android™, BlackBerry® and other smartphones, PC, and Mac®. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK™ products and software-enabled devices and BN.com. The Company also offers NOOK Newsstand™, which provides an extensive selection of digital newspapers and magazines, available in both subscription and single copy format, NOOK Kids™, a collection of digital picture and chapter books for children, and NOOK Study™, an innovative study platform and software solution for higher education.

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

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of its online and digital businesses.

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

Results of Operations

13 and 39 weeks ended January 29, 2011 compared with the 13 and 39 weeks ended January 30, 2010

Sales

The following table summarizes the Company’s sales for the 13 and 39 weeks ended January 29, 2011 and January 30, 2010:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	% Total	January 30, 2010	% Total	January 29, 2011	% Total	January 30, 2010	% Total
B&N Retail	$1,464,457	63.0%	$1,399,061	64.3%	$3,421,519	60.8%	$3,427,880	76.3%
B&N College	541,312	23.3%	565,955	26.0%	1,564,982	27.8%	631,209	14.1%
B&N.com	319,430	13.7%	209,526	9.7%	640,845	11.4%	432,029	9.6%

Total Sales	$2,325,199	100.0%	$2,174,542	100.0%	$5,627,346	100.0%	$4,491,118	100.0%

During the 13 weeks ended January 29, 2011, the Company’s sales increased $150.7 million, or 7.0%, to $2.325 billion from $2.175 billion during the 13 weeks ended January 30, 2010. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 13 weeks ended January 29, 2011 increased $65.4 million, or 4.7%, to $1.464 billion from $1.399 billion during the same period a year ago, and accounted for 63.0% of total Company sales. This increase was primarily attributable to a 7.3% increase in comparable store sales, which increased sales by $94.4 million, and new Barnes & Noble stores that contributed to an increase in sales of $2.9 million, and was offset by closed stores that decreased sales by $16.0 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., a wholly-owned subsidiary of the Company.

•

B&N College sales decreased $24.6 million, or 4.4%, to $541.3 million during the 13 weeks ended January 29, 2011 from $566.0 million during the 13 weeks ended January 30, 2010. This decrease in sales was primarily attributable to a 2.2% decrease in comparable sales. The back-to-school College rush season was impacted by the inclement weather that affected many campuses throughout the country and extended the rush season from January into February, which was after the close of the Company’s third fiscal quarter.

•	B&N.com sales increased $109.9 million, or 52.5%, to $319.4 million during the 13 weeks ended January 29, 2011 from $209.5 million during the 13 weeks ended January 30, 2010. Comparable sales for

B&N.com increased 64.3% for the 13 weeks ended January 29, 2011. This increase in sales was primarily due to the launch of NOOK Color™ and digital content sales, as well as higher sales of physical products.

During the 13 weeks ended January 29, 2011, the Company had no store openings and 12 store closings, ending the period with 705 Barnes & Noble stores with 18.4 million square feet. During the 13 weeks ended January 29, 2011, the Company added one B&N College store and closed two, ending the period with 636 B&N College stores. As of January 29, 2011, the Company operated 1,341 stores in the fifty states and the District of Columbia.

During the 39 weeks ended January 29, 2011, the Company’s sales increased $1.136 billion, or 25.3%, to $5.627 billion from $4.491 billion during the 39 weeks ended January 30, 2010. The increase or (decrease) by segment is as follows:

•

B&N Retail store sales for the 39 weeks ended January 29, 2011 decreased $6.4 million, or 0.2%, to $3.422 billion from $3.428 billion during the same period a year ago, and accounted for 60.8% of total Company sales. This decrease was primarily attributable to closed Barnes & Noble stores that decreased sales by $75.6 million and offset by a 1.7% increase in comparable store sales, which increased sales by $55.4 million, and by new Barnes & Noble stores that contributed to an increase in sales of $23.8 million.

•

B&N College sales increased $933.8 million to $1.565 billion during the 39 weeks ended January 29, 2011. This increase in sales was due to the Acquisition on September 30, 2009. Comparable sales for B&N College decreased 1.2% for the 39 weeks ended January 29, 2011.

•

B&N.com sales increased $208.8 million, or 48.3%, to $640.8 million during the 39 weeks ended January 29, 2011 from $432.0 million during the 39 weeks ended January 30, 2010. Comparable sales for B&N.com increased 60.3% for the 39 weeks ended January 29, 2011. This increase in sales was primarily due to the launch of NOOK™ and digital content sales, as well as higher sales of physical products.

During the 39 weeks ended January 29, 2011, the Company opened one Barnes & Noble store and closed 16, bringing its total number of Barnes & Noble stores to 705 with 18.4 million square feet. During the 39 weeks ended January 29, 2011, the Company added 11 B&N College stores and closed 12, ending the period with 636 B&N College stores. As of January 29, 2011, the Company operated 1,341 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	% of Sales	January 30, 2010	% of Sales	January 29, 2011	% of Sales	January 30, 2010	% of Sales
B&N Retail	$993,106	67.8%	$915,728	65.5%	$2,384,784	69.7%	$2,302,697	67.2%
B&N College	429,201	79.3%	449,385	79.4%	1,233,024	78.8%	499,970	79.2%
B&N.com	289,220	90.5%	193,758	92.5%	594,046	92.7%	374,736	86.7%

Total Cost of Sales and Occupancy	$1,711,527	73.6%	$1,558,871	71.7%	$4,211,854	74.8%	$3,177,403	70.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 29, 2011, cost of sales and occupancy increased $152.7 million, or 9.8%, to $1.712 billion from $1.559 billion during the 13 weeks ended January 30, 2010. Cost of sales and occupancy increased as a percentage of sales to 73.6% from 71.7% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 67.8% from 65.5% during the same period one year ago. This increase was primarily attributable to higher mix of lower margin eReaders.

•	B&N College cost of sales and occupancy decreased slightly to 79.3% from 79.4% during the same period one year ago.

•

B&N.com cost of sales and occupancy decreased as a percentage of sales to 90.5% from 92.5% during the same period one year ago. This decrease was primarily attributable to the growth in higher margin eContent sales and higher margins achieved on NOOK Color™ versus NOOK™ 3G and Nook™ Wi-Fi.

During the 39 weeks ended January 29, 2011, cost of sales and occupancy increased $1.034 billion, or 32.6%, to $4.212 billion from $3.177 billion during the 39 weeks ended January 30, 2010. Cost of sales and occupancy increased as a percentage of sales to 74.8% from 70.7% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 69.7% from 67.2% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales, which have lower margins.

•	The inclusion of the B&N College cost of sales and occupancy since the Acquisition on September 30, 2009, which is a lower gross margin business.

•

B&N.com cost of sales and occupancy increased as a percentage of sales to 92.7% from 86.7% during the same period one year ago. This increase was primarily attributable to the inclusion of NOOK™ sales online.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	% of Sales	January 30, 2010	% of Sales	January 29, 2011	% of Sales	January 30, 2010	% of Sales
B&N Retail	$293,763	20.1%	$296,863	21.2%	$832,379	24.3%	$827,361	24.1%
B&N College	69,054	12.8%	67,330	11.9%	203,082	13.0%	88,271	14.0%
B&N.com	80,674	25.3%	47,250	22.6%	194,208	30.3%	108,606	25.1%

Total Selling and Administrative Expenses	$443,491	19.1%	$411,443	18.9%	$1,229,669	21.9%	$1,024,238	22.8%

Selling and administrative expenses increased $32.0 million, or 7.8%, to $443.5 million during the 13 weeks ended January 29, 2011 from $411.4 million during the 13 weeks ended January 30, 2010. Selling and administrative expenses increased as a percentage of sales to 19.1% from 18.9% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 20.1% from 21.2% during the same period one year ago. This decrease was primarily due to leveraging of selling and administrative expenses, particularly store payroll, against the increase in sales.

•

B&N College selling and administrative expenses increased as a percentage of sales to 12.8% from 11.9% during the same period one year ago. This increase was primarily due to deleveraging of selling and administrative expenses against decreased sales as sales for the B&N College rush season continued into February after quarter end.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 25.3% from 22.6% during the same period one year ago. This increase was primarily due to increased resources allocated to the Company’s digital strategies.

Selling and administrative expenses increased $205.4 million, or 20.1%, to $1.230 billion during the 39 weeks ended January 29, 2011 from $1.024 billion during the 39 weeks ended January 30, 2010. Selling and administrative expenses decreased as a percentage of sales to 21.9% from 22.8% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses increased as a percentage of sales to 24.3% from 24.1% during the same period one year ago. This increase was primarily attributable to legal costs relating to the shareholder rights plan litigation and a proxy contest.

•

The inclusion of the B&N College selling and administrative expenses since the Acquisition on September 30, 2009, which includes the Fall back to school rush period during the 39 weeks ended January 29, 2011, which drives the selling and administrative expenses as a percentage of sales down.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 30.3% from 25.1% during the same period one year ago. This increase was primarily due to increased resources allocated to the Company’s digital strategies.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	% of Sales	January 30, 2010	% of Sales	January 29, 2011	% of Sales	January 30, 2010	% of Sales
B&N Retail	$40,052	2.7%	$39,649	2.8%	$119,372	3.5%	$118,560	3.5%
B&N College	10,821	2.0%	10,627	1.9%	32,147	2.1%	14,501	2.3%
B&N.com	6,137	1.9%	6,792	3.2%	19,172	3.0%	18,030	4.2%

Total Depreciation and Amortization	$57,010	2.5%	$57,068	2.6%	$170,691	3.0%	$151,091	3.4%

During the 13 weeks ended January 29, 2011, depreciation and amortization decreased $0.06 million, or 0.1%, to $57.0 million from $57.1 million during the same period one year ago.

During the 39 weeks ended January 29, 2011, depreciation and amortization increased $19.6 million, or 13.0%, to $170.7 million from $151.1 million during the same period last year. This increase was primarily attributable to the inclusion of the B&N College depreciation and amortization since the Acquisition on September 30, 2009, which increased $17.6 million to $32.1 million during the 39 weeks ended January 29, 2011 from $14.5 million during the same period last year.

Pre-opening Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	% of Sales	January 30, 2010	% of Sales	January 29, 2011	% of Sales	January 30, 2010	% of Sales
B&N Retail	$(4)	0.0%	$375	0.0%	$(22)	0.0%	$3,340	0.1%
B&N College	44	0.0%	24	0.0%	115	0.0%	41	0.0%
B&N.com	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total Pre-opening Expenses	$40	0.0%	$399	0.0%	$93	0.0%	$3,381	0.1%

Pre-opening expenses decreased $0.4 million, or 90.0%, to $0.04 million during the 13 weeks ended January 29, 2011 from $0.4 million for the 13 weeks ended January 30, 2010. This decrease was primarily the result of the lower volume of B&N Retail new store openings.

Pre-opening expenses decreased $3.3 million, or 97.2%, to $0.09 million during the 39 weeks ended January 29, 2011 from $3.4 million for the 39 weeks ended January 30, 2010. This decrease was primarily the result of the lower volume of B&N Retail new store openings.

Operating Profit (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	% of Sales	January 30, 2010	% of Sales	January 29, 2011	% of Sales	January 30, 2010	% of Sales
B&N Retail	$137,540	9.4%	$146,446	10.5%	$85,006	2.5%	$175,922	5.1%
B&N College	32,192	5.9%	38,589	6.8%	96,614	6.2%	28,426	4.5%
B&N.com	(56,601)	-17.7%	(38,274)	-18.3%	(166,581)	-26.0%	(69,343)	-16.1%

Total Operating Profit	$113,131	4.9%	$146,761	6.7%	$15,039	0.3%	$135,005	3.0%

The Company’s consolidated operating profit decreased $33.6 million, or 22.9%, to $113.1 million during the 13 weeks ended January 29, 2011 from $146.8 million during the 13 weeks ended January 30, 2010. This decrease was due to the matters discussed above.

The Company’s consolidated operating profit decreased $120.0 million, or 88.9%, to $15.0 million during the 39 weeks ended January 29, 2011 from $135.0 million during the 39 weeks ended January 30, 2010. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 29, 2011	January 30, 2010	% of Change	January 29, 2011	January 30, 2010	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$13,639	$13,849	-1.5%	$39,693	$18,097	119.3%

Net interest expense and amortization of deferred financing fees decreased $0.2 million, to $13.6 million during the 13 weeks ended January 29, 2011 from $13.8 million during the 13 weeks ended January 30, 2010.

Net interest expense and amortization of deferred financing fees increased $21.6 million, to $39.7 million during the 39 weeks ended January 29, 2011 from $18.1 million during the 39 weeks ended January 30, 2010. This increase in interest expense was primarily due to the interest expense related to the debt from the Acquisition of B&N College and the investments made in digital.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 29, 2011	Effective Rate	January 30, 2010	Effective Rate	January 29, 2011	Effective Rate	January 30, 2010	Effective Rate
Income Taxes	$38,909	39.1%	$52,523	39.5%	$(10,114)	41.0%	$48,212	41.2%

The Company had income tax expense of $38.9 million during the 13 weeks ended January 29, 2011 compared with $52.5 million during the 13 weeks ended January 30, 2010. The Company’s effective tax rate was 39.1% and 39.5% for the 13 weeks ended January 29, 2011 and January 30, 2010, respectively.

Income tax benefit during the 39 weeks ended January 29, 2011 was $10.1 million compared with income tax expense of $48.2 million during the 39 weeks ended January 30, 2010. The Company’s effective tax rate was 41.0% and 41.2% for the 39 weeks ended January 29, 2011 and January 30, 2010, respectively. The tax benefit in the current year is a result of operating losses incurred during the 39 weeks ended January 29, 2011.

Net Income (Loss) Attributable to Noncontrolling Interest

The Company recorded a net loss attributable to noncontrolling interests of $0.01 million during the 13 weeks ended January 30, 2010. The noncontrolling interest relates to the 50% outside interest in Begin Smart LLC (Begin Smart).

Net loss attributable to noncontrolling interests was $0.04 million during the 39 weeks ended January 29, 2011 compared with $0.02 million during the 39 weeks ended January 30, 2010, and relates to the 50% outside interest in Begin Smart.

During the 13 weeks ended October 30, 2010, the Company purchased the remaining 50% outside interest in Begin Smart for $300. 100% of Begin Smart results of operations for the period subsequent to the Begin Smart acquisition date are included in the consolidated financial statements.

Net Income (Loss) Attributable to Barnes & Noble, Inc.

	13 weeks ended		39 weeks ended
Dollars in thousands	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$60,583	$80,403	$(14,503)	$68,714

As a result of the factors discussed above, the Company reported consolidated net income attributable to Barnes & Noble, Inc. of $60.6 million during the 13 weeks ended January 29, 2011, compared with consolidated net income attributable to Barnes & Noble, Inc. of $80.4 million during the 13 weeks ended January 30, 2010.

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of ($14.5) million during the 39 weeks ended January 29, 2011, compared with consolidated net income attributable to Barnes & Noble, Inc. of $68.7 million during the 39 weeks ended January 30, 2010.

Critical Accounting Policies

During the third quarter of fiscal 2011, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. The Company has disclosed an additional policy below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2010 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, potential effects of a bankruptcy filing by one of the Company’s largest competitors and actions taken by that competitor during bankruptcy, including store closures, sales of inventory at discounted prices and elimination of liabilities, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, the results or effects of any governmental review of the Company’s stock option practices, product and component shortages, the outcome of the Company’s evaluation of strategic alternatives, including a possible sale of the Company, as announced on August 3, 2010, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended May 1, 2010, and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 29, 2011, the Company’s cash and cash equivalents totaled approximately $26.5 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the Credit Agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $304.4 million in borrowings under its credit facility at January 29, 2011 compared with no borrowings as of January 30, 2010. The Company had $260.4 million in borrowing under its credit facility at May 1, 2010.

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

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference has been continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January

26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties have agreed upon a mediator, and an all-day mediation session is scheduled for April 11, 2011. At the Case Management Conference, the Court also ordered that, if the matter is not resolved beforehand, the parties must file either a class certification motion or a motion for summary judgment/adjudication (as the parties choose) so that at least one such motion is heard no later than September 2011. The Court will not hear overlapping dispositive motions. The Court set a further Case Management Conference date of June 15, 2011.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Pursuant

to the Court’s January 19, 2011 Scheduling Order, all fact and expert discovery must be completed by October 21, 2011, and trial is scheduled to commence on December 12, 2011. Discovery in this matter is proceeding.

Spring Design Inc. v. Barnesandnoble.com LLC

On November 2, 2009, plaintiff filed a complaint against Barnes & Noble.com in the United States District Court for the Northern District of California alleging breach of nondisclosure agreement, misappropriation of trade secrets and unfair competition in connection with Barnes & Noble.com’s development of its NOOK™ eReader. On November 11, 2009, plaintiff filed its first amended complaint and a motion for a preliminary injunction seeking to enjoin shipments of NOOK™. A hearing on plaintiff’s preliminary injunction motion took place on November 30, 2009. On December 1, 2009, the Court issued an order denying plaintiff’s motion for a preliminary injunction, in which it stated, among other things, that plaintiff had not presented sufficient evidence to show that it is likely to succeed on the merits. On January 12, 2010, plaintiff filed a second amended complaint, and on April 22, 2010, after Barnes & Noble.com’s motion to dismiss certain issues on the face of the pleadings was denied, Barnes & Noble.com filed an answer denying all claims. Fact discovery ensued and was completed on August 13, 2010. The parties then submitted expert reports and engaged in expert discovery. After fact and expert discovery closed, both parties filed motions for summary judgment. Hearings on the parties’ motions were conducted on November 22, 2010. The Court referred the parties to meet and confer with the Special Master in the litigation to set a time table for the submission of their proposed chronology of undisputed fact and directed the Special Master to submit a report to the Court containing a final chronology on or before December 10, 2010. The parties met with the Special Master on November 23, 2010, and a final chronology was submitted to the Court on December 17, 2010. On December 27, 2010, the Court granted in part and denied in part Barnes & Noble.com’s motion for summary judgment and denied plaintiff’s motion for summary judgment. It issued a pretrial scheduling order on February 3, 2011, setting trial for September 27, 2011. After negotiations between the parties, plaintiff and Barnes & Noble.com executed a License, Release and Settlement Agreement (the “LRS Agreement”) on February 23, 2011. The LRS Agreement, in which Barnes & Noble.com denies liability in this action, provides for a dismissal of plaintiff’s lawsuit with prejudice and gives Barnes & Noble.com a license to plaintiff’s patent portfolio.

Yucaipa American Alliance Fund II, L.P. v. Leonard Riggio, et al.

On May 5, 2010, a complaint was filed in Delaware Chancery Court by two of the Company’s shareholders against the Company and its directors. The complaint generally alleges breaches of fiduciary duties by the Company’s directors in connection with the adoption of a Shareholders Rights Plan on November 17, 2009, and the amendment of that plan on February 17, 2010. The complaint generally seeks damages in an unspecified amount; costs and fees; and equitable relief, including injunctive relief. On May 5, 2010, the plaintiffs also filed a motion for expedited proceedings. The Court granted that motion on May 25, 2010 and set a trial on the matter to begin on July 8, 2010. Trial concluded on July 13, and post-trial argument was held on July 22. On August 12, the Court ruled in favor of defendants and dismissed plaintiffs’ claims. On August 20, plaintiffs filed a post-trial motion for relief from the August 12 judgment, requesting that the Chancery Court reverse its ruling. Defendants filed an opposition to plaintiffs’ post-trial motion on August 24, 2010, and the motion was denied on September 2, 2010. On September 2, 2010, plaintiffs filed a notice of appeal from the Chancery Court’s August 12 judgment and the denial of plaintiffs’ post-trial motion. The plaintiffs filed their Opening Brief on Appeal with the Delaware Supreme Court on October 18, 2010. Defendants filed their Answering Brief on November 17, 2010, and plaintiffs filed their Reply Brief on December 6, 2010. Oral argument was held on March 2, 2011. One day later on March 3, 2011, the Delaware Supreme Court issued a summary affirmation of the Chancery Court’s decision in favor of the Company. This concluded these proceedings.

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the Securities Exchange Act of 1934 in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the Securities Exchange Act of 1934.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, including Barnes & Noble College Booksellers, LLC, (2) “Barnes & Noble” refer to Barnes & Noble, Inc. and its subsidiaries excluding Barnes & Noble College Booksellers, LLC, (3) “B&N College” refer to Barnes & Noble College Booksellers, LLC and (4) “NOOK™” refer to NOOK™ 3G, NOOK™ Wi-Fi and/or NOOK Color™.

The Company’s businesses are dependent on the overall economic environment and consumer spending patterns.

The Company’s businesses have been adversely impacted by the economic downturn in the United States over the last several years which, among other things, has decreased discretionary consumer spending. A deterioration of the current economic environment could have a material adverse effect on the Company’s financial condition and operating results, as well as the Company’s ability to fund its growth or its strategic business initiatives.

Barnes & Noble’s sales are primarily dependent upon discretionary consumer spending, which is affected by the overall economic environment, consumer confidence and other factors beyond its control. In addition, Barnes & Noble’s sales are dependent in part on the strength of new release products which are controlled by publishers and other suppliers. The economic downturn over the last several years has led to declines in consumer traffic and spending patterns, adversely impacting Barnes & Noble’s financial performance. The effect of the economic downturn on other retailers in shopping malls in which Barnes & Noble is located also may adversely affect Barnes & Noble. For example, if the downturn leads to one or more vacancies in a shopping mall, traffic to its store in the mall may decrease.

B&N College’s sales are also affected by the overall economic environment, including as a result of reductions in funding levels at colleges and universities, although historically the effect has been less significant than in the Barnes & Noble retail stores. Students also may spend less on textbooks and other general merchandise in a difficult economic environment. B&N College’s business is also dependent on, among other things, college and university funding, which may be negatively impacted in an economic downturn. The economic downturn has adversely impacted B&N College’s business during the past fiscal year.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s core business is its operation of Barnes & Noble retail stores across the United States, and it derived well over a majority of its sales from Barnes & Noble retail stores in its most recent fiscal year. Management generally believes that the Company’s retail stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and may close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

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

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Vice Chairman, William J. Lynch Jr., Chief Executive Officer, Mitchell S. Klipper, Chief Executive Officer-Barnes & Noble Retail, Joseph J. Lombardi, Chief Financial Officer, and Max J. Roberts, President of B&N College, as well as certain other key officers of the Company and its subsidiaries including barnesandnoble.com. The loss of the services of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

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

Other parties also may claim that the Company infringes their proprietary rights. Because of the changes in Internet commerce, the electronic reader and digital content business, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. Because the Company’s products include complex technology, much of which is acquired from suppliers through the purchase of components or licensing of software, the Company and its suppliers and customers are and have been involved in or been impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. The Company has been and is currently subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company prohibiting the Company from marketing or selling certain products or the payment of damages. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company, or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property it does not own in providing services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose primary business appears to be to assert such claims. If any infringement or other intellectual property claim made against the Company by any third party is successful, if the Company is required to indemnify a customer with respect to a claim against the customer, or if the Company is unable to develop non-infringing technology or license the proprietary rights or commercially reasonable terms and conditions, the Company’s business, operating results, and financial condition could be materially and adversely affected.

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

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, the Company’s Vice Chairman, are brothers and together are currently the beneficial owners of an aggregate of approximately 31.5% of the Company’s outstanding capital stock as of February 16, 2011, a majority of which is beneficially owned solely by Leonard Riggio. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of a note issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

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

The Company’s announced evaluation of strategic alternatives may not result in a sale of the Company or other strategic transaction.

The Company has previously announced that its Board of Directors has a formed a special committee to oversee an evaluation of strategic alternatives for the Company. Although the special committee is still undertaking an evaluation of strategic alternatives, there is no definitive timeline for the conclusion of that evaluation. There can be no assurance that the evaluation will, in fact, result in a sale of the Company or other strategic transaction, which could have an adverse impact on the market price of the Company’s stock.

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

Barnes & Noble’s business is subject to the risks of international operations.

Barnes & Noble, which has historically limited its operations to the United States, has begun to conduct operations internationally, including in China. Compliance with U.S. and foreign laws and regulations that apply to international operations, including without limitation import and export requirements, anti-corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation. There can be no assurance that Barnes & Noble’s employees, contractors, or agents will not violate such laws and regulations or Barnes & Noble’s policies with respect to foreign operations.

Intense competition from traditional retail sources, the Internet and suppliers of digital content and hardware may adversely affect Barnes & Noble’s businesses.

The book business is highly competitive in every channel in which Barnes & Noble competes. Barnes & Noble retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. NOOK™ competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. In particular, Borders in February 2011 filed Chapter 11 bankruptcy and announced plans to close and liquidate a number of stores. Actions Borders may take during its bankruptcy, such as liquidating inventory at discounted prices and eliminating liabilities and costs, could present competitive challenges and commercial risks to Barnes & Noble’s bookstore business. It faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in Barnes & Noble retail stores. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors may have greater financial and other resources and different business strategies than Barnes & Noble does. Barnes & Noble retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. The music and DVD businesses are also highly competitive, and Barnes & Noble faces competition from mass merchants, discounters, the Internet and digital distribution. Barnes & Noble faces competition from the expanding market for digital content and hardware, including without limitation electronic books or “eBooks” and eBook readers. New and enhanced technologies, including new digital technologies and new web services technologies, may increase Barnes & Noble’s competition. Competition may also intensify as Barnes & Noble’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce Barnes & Noble’s sales and profits.

If Barnes & Noble is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of Barnes & Noble’s retail stores are located in leased premises. Barnes & Noble’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Barnes & Noble has approximately 400 leases up for renewal by April 30, 2015, with over half of these renewals scheduled for fiscal year 2012 and fiscal year 2013. If the cost of leasing existing retail stores increases, Barnes & Noble may not be able to maintain its existing store locations as leases expire. In addition, Barnes & Noble may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. Barnes & Noble’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

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

The Company faces the risk of a shift in consumer spending patterns to Internet retailers and digital content.

The Company has entered parts of the online and digital markets in which it has limited experience, and may in the future expand into additional areas. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for the Company’s traditional product lines. The gross margin for Barnes & Noble’s online sales is generally lower than for sales in its retail stores. Although the Company has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. Barnes & Noble also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically Barnes & Noble offered a selection of music products in its retail stores, but has had to decrease such selection because of the increased competition from the download of digital music. B&N College is experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers selling directly to students; print-on-demand textbooks; CD-ROMs; textbook rental companies; and student-to-student transactions over the Internet. These challenges may negatively affect the Company’s operating results.

Barnes & Noble’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

Barnes & Noble may require additional capital in the future to sustain or grow Barnes & Noble’s online and digital businesses. Barnes & Noble’s gross profits in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, Barnes & Noble may have limited or no experience in its newer products and services, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its NOOK™ eBook reader, as well as new gift products, educational toys and games and Barnes & Noble@school products. Some of these offerings may present new and difficult technology challenges, and Barnes & Noble may be subject to claims or recalls if customers of these offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

Barnes & Noble depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

NOOK™ and other Company products are manufactured by a third-party manufacturer outside the United States and Barnes & Noble relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While Barnes & Noble’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or Barnes & Noble’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, Barnes & Noble may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect Barnes & Noble’s reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, Barnes & Noble’s financial condition and operating results could be adversely affected.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business. Existing and future laws and regulations and their application and/or interpretation may impede the growth of the Internet, digital content distribution or other online services or impact digital content pricing, including related pricing models. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulatory and legal developments could diminish the demand for the Company’s products and services, increase its cost of doing business and decrease its margins.

The Company relies on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third parties to offer their digital content, including on NOOK™ and through its eBookstore. Its licensing arrangements with these third parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to offer a wide variety of content at reasonable prices with acceptable usage rules, its financial condition and operating results may be materially adversely affected.

B&N College may not be able to enter into new contracts and contracts for existing or additional college bookstores may not be profitable.

An important part of B&N College’s business strategy is to expand sales for its college bookstore operations by being awarded additional contracts to manage bookstores for colleges and universities. B&N College’s ability to obtain those additional contracts is subject to a number of factors that it is not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of its competitors and customers. Because the terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates which may not be accurate, including for reasons outside of its control, B&N College has contracts which are not profitable, and may have such contracts in the future. Even if B&N College has the right to terminate a contract, it may be reluctant to do so even when a contract is unprofitable due, among other factors, to the potential effect on B&N College’s reputation. Any unprofitable contracts may negatively impact the Company’s operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 31, 2010 – November 29, 2010	2,183	$14.83	—	$2,470,561
November 30, 2010 – December 29, 2010	—	—	—	$2,470,561
December 30, 2010 – January 29, 2011	—	—	—	$2,470,561

Total	2,183	$14.83	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of January 29, 2011.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 29, 2011, the Company has repurchased 33,362,524 shares at a cost of approximately $1.054 billion. The repurchased shares are held in treasury.

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
[2]

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

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

March 10, 2011

EXHIBIT INDEX

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
[2]

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.