Form 10-K
period 2011-04-30
BARNES & NOBLE INC
filed 2011-06-29
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $627,615,951 based upon the closing market price of $14.98 per share of Common Stock on the New York Stock Exchange as of October 30, 2010.

As of May 31, 2011, 60,175,793 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 2,331,666 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2011 are incorporated by reference into Parts II and IV.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain (including supplier risks resulting from the Company’s reliance on suppliers outside the United States, including suppliers in China), possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, potential effects of a bankruptcy filing by one of the Company’s largest competitors and actions taken by that competitor during bankruptcy, including store closures or store closures at a rate different than anticipated, sales of inventory at discounted prices and elimination of liabilities, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, effects of government regulation on the Company’s business, including its online and digital businesses (including with respect to the agency pricing model for digital content distribution), the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, including with respect to intellectual property product and component shortages, the outcome of the Company’s evaluation of strategic alternatives, including a possible sale of the Company, as announced on August 3, 2010 or the outcome of the proposal from Liberty Media announced on May 19, 2011, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), the nation’s largest bookseller,1 is a leading content, commerce and technology company providing customers easy and convenient access to books, magazines, newspapers and other content across its multi-channel distribution platform. As of April 30, 2011, the Company operated 1,341 bookstores in 50 states, including 636 bookstores on college campuses, and one of the Web’s largest eCommerce sites, which includes the development of digital content products and software. Given the dynamic nature of the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership and fuel sales growth across multiple channels.

Of the 1,341 bookstores, 705 operate primarily under the Barnes & Noble Booksellers trade name. Barnes & Noble College Booksellers, LLC (B&N College), a wholly-owned subsidiary of Barnes & Noble, operates 636 college bookstores serving over 4.6 million students and faculty members at colleges and universities across the United States. barnesandnoble.com llc (Barnes & Noble.com) encompasses one of the Web’s largest eCommerce sites, Barnes & Noble eBookstore, Barnes & Noble eReader software, and the Company’s devices and other hardware support. Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), bolsters the Company as a leader in general trade book publishing. The Company employed approximately 35,000 full and part-time employees as of April 30, 2011.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, NOOK (references to NOOK™ include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™ and The All-New NOOK™ eBook Reader devices)2 and related accessories, bargain books, magazines, gifts, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on Barnes & Noble.com. On September 30, 2009 Barnes & Noble completed the acquisition of Barnes & Noble College Booksellers, Inc. (B&N College) from Leonard Riggio and Louise Riggio pursuant a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Acquisition). The Acquisition of B&N College has allowed the Company to expand into sales of textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items on college and university campuses. In fiscal year ending April 30, 2011 (fiscal 2011), B&N College began offering a textbook rental option to its customers, and expanded its electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). B&N College offers its customers a full suite of textbook options—new, used, digital and rental. The Company previously licensed the “Barnes & Noble” trade name from B&N College under certain agreements. The Acquisition gave the Company exclusive ownership of its trade name.

[1]	Based upon sales reported in trade publications and public filings.
[2]	Any reference to NOOK™, NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™ and The All-New NOOK™ includes the trademark symbol (™) even if a superscript “TM” is not included.

To address dynamic changes in the book selling industry, Barnes & Noble has repositioned its business from a store-based model to a multi-channel model centered in internet and digital commerce. Barnes & Noble is currently the only enterprise to offer readers the option of store visits, eCommerce, and digital delivery of books to Barnes & Noble-branded devices or other devices of their choosing.

Barnes & Noble’s strategy is to:

•	continue to invest in the digital business to fuel NOOK and seize the market opportunity;

•	use its infrastructure to deliver digital content to customers wirelessly and online;

•	utilize the strong Barnes & Noble brand and retail footprint to attract customers to its multi-channel platform;

•	develop innovative technology; and

•	expand its distribution channels through strategic partnerships with world-class hardware and software companies and retail partners.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble.com, which receives over one billion visits annually.

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

The Company was incorporated in Delaware in 1986.

Segments

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

B&N Retail

This segment includes 705 bookstores as of April 30, 2011, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a NOOK Boutique/Counter, a comprehensive title base, a café, a children’s section, an Educational Toys & Games department, a DVDs/BluRay department, a gift department, a music department, a magazine section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2011, the Company reduced the Barnes & Noble store base by 0.3 million square feet, bringing the total square footage to 18.4 million square feet, a 1.7% decrease from fiscal 2010. The Company opened one Barnes & Noble store in fiscal 2011, which is 30,000 square feet in size.

The Company believes that the key elements contributing to the success of the Barnes & Noble stores are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 30, 2011, Barnes & Noble had stores in 162 of the total 210 DMA (Designated Market Area) markets. In 65 of the 162 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 20,000 to 200,000 titles. The comprehensive title selection is diverse and reflects local interests. In addition, Barnes & Noble emphasizes books published by small and independent publishers and university presses. Bestsellers typically represent between 2% and 5% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at Barnes & Noble.com while offering an option to have the book sent to the store or shipped directly to the customer. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

NOOK™ Boutique. The Company now features NOOK™ Boutiques in many of its retail store locations to showcase the launch of its NOOK™ brand of eReading products, garnering a hold in the digital eReader device and eBook market. These boutiques employ booksellers experienced with the devices and their related products to usher customers into a seamless transition from the physical to the digital domain. The devices, which provide a fun, easy-to-use and immersive reading experience, include NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™ and most recently, The All-New NOOK™. These devices have received numerous accolades in product reviews from msnbc.com, PCWorld, ZDNet, Time® Magazine, PCMAG.com, CNET and The Wall Street Journal, just to name a few, and the NOOK Color™ was the winner of the coveted “People’s Choice Award” in the Last Gadget Standing competition at the 2011 International Consumer Electronics Show in Las Vegas. The NOOK™ devices have also opened up an additional market for NOOK™ related accessories such as stands, covers, lights and other items. The Company is collaborating with top designers such as Jonathan Adler, Kate Spade, Jack Spade and Legendary Palm Beach Design House Lilly Pulitzer® to further personalize customers reading experience.

Educational Toys & Games Department. Barnes & Noble stores have expanded the educational toys & games and adult games & puzzles departments both in stores and online. The Company has also created the “ultimate playroom” for children with the rollout of 3,000 square foot boutiques in select stores. The department has implemented a program that enhances ease and appropriateness of product choice for consumers by designating products to specific age groupings based on development milestones. This strategy is complemented by the launch of B&N Kids’ Expert Circle on Barnes & Noble.com. The program is meant to serve as a trusted resource for parents and educators by partnering with experts in the fields of literacy, arts and educations, child development and pediatric medicine, who will share advice and parenting tips and offer book and toy suggestions on B&N Kids.

Music/DVD/Blu-Ray Departments. Many of the Barnes & Noble stores have music/DVD/Blu-Ray departments, which range in size from 1,300 to 8,000 square feet. The music/DVD/Blu-Ray departments typically stock over 14,000 titles. The Company’s DVD and Blu-Ray selection focuses on foreign films, documentaries and episodic TV shows. The music selection is tailored to the tastes of the Company’s core customers, centering on classical music, opera, jazz, blues and pop rock.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. Barnes & Noble.com also utilizes an “everyday low pricing” model that provides a single, low price for each item site-wide for members and non-members and enables the Company to offer better value to its customers.

The Barnes & Noble Kids’ Club Program provides exclusive benefits and discounts to participants.

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

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 20,000 to 200,000 unique titles, of which approximately 30,000 titles are common to all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than 10 million titles. It includes over 3 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of Barnes & Noble.com’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

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

The B&N Retail segment includes 705 bookstores as of April 30, 2011, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state and the District of Columbia as of April 30, 2011 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	14
Alaska	2	Montana	4
Arizona	19	Nebraska	4
Arkansas	5	Nevada	5
California	82	New Hampshire	4
Colorado	17	New Jersey	25
Connecticut	13	New Mexico	3
Delaware	2	New York	47
District of Columbia	3	North Carolina	21
Florida	45	North Dakota	3
Georgia	21	Ohio	19
Hawaii	3	Oklahoma	5
Idaho	3	Oregon	8
Illinois	30	Pennsylvania	27
Indiana	13	Rhode Island	3
Iowa	8	South Carolina	11
Kansas	5	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	56
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	18	Virginia	25
Michigan	22	Washington	19
Minnesota	20	West Virginia	1
Mississippi	3	Wisconsin	11
		Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games and history & current affairs, as well as a large and growing presence in children’s books. In addition, there are over 500 titles in the Barnes & Noble Classics® and its Library of Essential Reading® series. Sterling combines its distinguished heritage with an open mind to incubating new businesses and an all-consuming, entrepreneurial zest. Sterling’s most recent evolutions include adding two fiction imprints, Silver Oak for the adult titles, and Splinter for the children’s titles. These additions expand its 6,000+ title base of eBooks and print books, bringing books to life through social events, and creating new ways of storytelling that entertain, enrich and educate.

Operations

The Company has seasoned management teams for its retail stores, including those for real estate, merchandising and store operations. Field management includes regional directors and district managers supervising multiple store locations.

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

Barnes & Noble has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers participate in annual merchandising conferences, and district managers participate in semi-annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company utilizing a blended learning approach, including on-the job training, eLearning, facilitator-led training and training aids available at each bookstore.

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

The Company’s B&N Retail segment purchases physical books on a regular basis from over 1,700 publishers and over 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 50% of the B&N Retail’s book purchases during fiscal 2011, and no single supplier accounted for more than 14% of B&N Retail’s purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

Publishers control the distribution of titles by virtue of copyright protection, which limits availability on most titles to a single publisher. Since the retail, or list, prices of titles, as well as the retailers’ cost price, are also generally determined by publishers, the Company has limited options concerning availability, cost and profitability of its book inventory. The Company also operates under agency agreements for the purchase of eBooks which limit the ability of the Company to set prices to consumers. However, these limitations are mitigated by the substantial number of titles available, the Company’s ability to maximize available discounts and its well-established relationships with publishers, which are enhanced by the Company’s significant purchasing volume.

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

As of April 30, 2011, the Company had approximately 2,000,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has approximately 230,000 square feet of distribution center capacity for facilitating sales by Sterling Publishing to third parties.

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

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. Barnes & Noble retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. NOOK competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Borders Group, Inc. (Borders) and Books-A-Million and smaller format bookstores such as Waldenbooks. In particular, Borders filed Chapter 11 bankruptcy in February 2011 and has closed and liquidated a number of stores. Actions Borders may take during its bankruptcy, such as liquidating inventory at discounted prices and eliminating liabilities and costs, could present competitive challenges and commercial risks to Barnes & Noble’s bookstore business. It also faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in Barnes & Noble retail stores. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors may have greater financial and other resources and different business strategies than Barnes & Noble does. Barnes & Noble retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments.

The music and movie businesses are also highly competitive and the Company faces competition from mass merchants, discounters and electronic distribution. The store experience is geared towards the Company’s customer base, including a strong Blu-Ray presence as well as a tailored, returnable product assortment.

Seasonality

The B&N Retail business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during its third fiscal quarter, which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 30, 2011, the B&N Retail segment had approximately 30,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions, with the exception of 42 employees, and the Company believes that its relationship with its employees is generally excellent.

B&N College

On September 30, 2009, the Company acquired B&N College, one of the largest contract operators of bookstores on college and university campuses across the United States. As of April 30, 2011, B&N College operated 636 stores nationwide serving over 4.6 million students and faculty members. B&N College’s customer base, which is mainly comprised of students and faculty, can purchase various items from their campus stores, including textbooks and course-related materials, emblematic apparel and gifts, trade books, computer products and eReaders, school and dorm supplies, and convenience and café items. In fiscal 2011, B&N College began offering a textbook rental option to its customers and expanded its electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). NOOK B&N College offers its customers a full suite of textbook option—new, used, digital and rental.

B&N College operates 603 traditional college bookstores and 33 academic superstores, which are generally larger in size, offer cafés and provide a sense of community that engages the surrounding campus and local communities in college activities and culture. The traditional bookstores range in size from 500 to 48,000 square feet. The academic superstores range in size from 8,000 to 75,000 square feet.

B&N College generally operates its stores pursuant to multi-year management service agreements under which a school designates B&N College to operate the official school bookstore on campus and B&N College provides the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guarantee.

B&N College’s business strategy is to maintain long-term relationships with colleges and universities by providing high-quality service to college administrators, faculty and students. The Company believes that the key elements contributing to the success of the B&N College stores are:

•	Conversion of more institutionally run college bookstores to contract-managed stores;

•	Opening College Superstores in select markets;

•	Optimizing comparable store sales through:

¡	Growth in enrollments;

¡	Expanding local and internet marketing;

¡	Increasing web sales of textbooks and other collegiate merchandise;

¡	Expansion of textbook rentals and electronic textbook sales; and

¡	New merchandising initiatives to roll out additional products and services to B&N College locations.

Customers. B&N College’s three customer constituencies are students, faculty members and campus administrators. B&N College’s customer base consists of over 4.6 million students and faculty members who exhibit relatively predictable purchasing patterns based on the timing of university and college terms.

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

In fiscal 2011, B&N College introduced a social commerce platform which integrates the social networking features of its more than 500 campus bookstore Facebook pages with its eCommerce website. This creates a seamless social shopping experience and expands the Company’s social media and communication capabilities. B&N College also integrates this tool in its marketing, communications, and customer service initiatives.

B&N College leverages its advanced online bookstore platform to simplify the purchasing experience for its customers and drive textbook sales. B&N College’s Registration Integration™ service enables students to reserve and order textbooks online at the time they enroll in a course. Up to 40% of our stores are actively utilizing Registration Integration.

Store Locations

Traditional Bookstores. As of April 30, 2011, B&N College operated 603 bookstores in its traditional format. The typical B&N College bookstore is located on campus in a location convenient to students and faculty. These bookstores range in size from 500 to 48,000 square feet.

Academic Superstores. As of April 30, 2011, B&N College operated 33 B&N College academic superstores at select major campuses, such as the University of Pennsylvania, Yale University, the College of William and Mary, Boston University, DePaul University, and Georgia Institute of Technology (Georgia Tech). B&N College academic superstores offer universities an exciting establishment on their campuses and further enable B&N College to differentiate itself. B&N College academic superstores, which range in size from 8,000 to 75,000 square feet, include a café, and carry a large selection of course-required textbooks, supplies, emblematic clothing and gifts, and 10,000 to 112,000 titles of trade and reference books. B&N College academic superstores are positioned in locations that attract customers from the neighborhood community as well as students and faculty from the university. They are open extended hours and have ongoing events such as author signings. These stores differ from traditional format B&N College stores since the majority have a customer base that includes the general public and sales which are less dependent on course-required materials.

B&N College maintains individual customized web sites for the bookstores it manages. Students can choose to shop in the comfortable and inviting atmosphere of B&N College’s bookstores, or they can opt to go to the virtual bookstore for their collegiate needs. Designed to appeal to faculty, students, alumni, and parents, the sites feature both services and eCommerce options. Services include faculty and author profiles, calendars of events, and general store operating policies. eCommerce options include a full college shopping experience, from online textbook ordering to school specific merchandise to general reading.

The number of B&N College stores located in each state listed below and the District of Columbia as of April 30, 2011 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	14	Missouri	10
Arizona	8	Nevada	1
Arkansas	6	New Hampshire	4
California	26	New Jersey	18
Colorado	4	New Mexico	6
Connecticut	7	New York	70
Delaware	3	North Carolina	14
Florida	27	North Dakota	1
Georgia	13	Ohio	28
Idaho	1	Oklahoma	6
Illinois	17	Oregon	3
Indiana	15	Pennsylvania	59
Iowa	1	Rhode Island	5
Kansas	2	South Carolina	13
Kentucky	30	South Dakota	2
Louisiana	10	Tennessee	11
Maryland	20	Texas	63
Massachusetts	30	Virginia	24
Michigan	25	Washington	10
Minnesota	5	West Virginia	12
Mississippi	6	Wisconsin	6

Operations

B&N College has seasoned management teams for its college bookstores, including those for marketing to prospective new accounts, merchandising and store operations. Field management includes store vice presidents and regional managers supervising multiple store locations.

Each B&N College store generally employs a store manager and assistant store manager, a textbook manager and a range of full- and part-time booksellers, with the larger stores staffed with up to 100 employees. The large employee base provides the Company with experienced booksellers to fill positions in new B&N College stores. In addition, over 100 student employees participate in management training programs each year, which has historically resulted in several new store managers annually. B&N College anticipates that a significant percentage of the personnel required to manage its new stores will continue to come from within its existing operations.

Field management for all B&N College stores, including store vice presidents, regional managers and store managers, participate in an incentive program tied to store productivity. B&N College believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

B&N College has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers participate in annual sales and leadership conferences, and regional managers participate in at least semi-annual sales and leadership conferences. Store and regional managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by B&N College, the Company utilizes a blended learning approach, including on-the job training, e-Learning, facilitator-led training and training aids available at each bookstore.

Purchasing

B&N College’s purchasing procedures vary by product type and are usually made at the store level, with corporate oversight. Faculty members are responsible for selecting the appropriate textbooks for their course offerings. This process typically occurs three months in advance of the academic term. After titles are adopted, B&N College determines how much inventory it will need to purchase based on several factors. B&N College first uses the Text Net™ system to determine if other company stores have the necessary new or used books on hand and may transfer the inventory to the appropriate stores. After internal sourcing, B&N College purchases books from outside suppliers. In the smaller stores, trade book purchasing also is controlled at the store level. The larger superstores, which feature an expanded selection of trade books, use the Barnes & Noble BookMaster system. Books are generally returnable to publishers for full credit.

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

B&N College’s primary suppliers of used textbooks are students and MBS. The stores offer a “cash for books” program in which students can sell their books back to the store at the end of the semester. Buybacks are heaviest in December and May. Students typically receive 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not.

B&N College also offers a selection of complementary merchandise such as general reading books, magazines, notebooks, backpacks, school supplies, and related items. In addition, many stores also provide students with a place to purchase convenience items, such as food, beverages, and dormitory products. Moreover, all stores feature collegiate and athletic apparel relating to a school and/or its sports programs and other custom-branded school spirit products, including t-shirts, sweatshirts, and hats.

Competition

Approximately 56% of college bookstores are operated by the education institutions themselves. Follett, a contract operator of campus bookstores, Nebraska Book Company, a contract operator of on-campus and off-campus bookstores, and Amazon, an online retailer and Chegg.com, an online textbook rental company, compete directly with B&N College. B&N College offers customers a full suite of textbook options—new, used, digital and rental.

Seasonality

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters.

Employees

As of April 30, 2011, B&N College had approximately 5,000 full- and part-time employees. B&N College’s employees are not represented by unions, with the exception of 36 employees, and the Company believes that its relationship with its employees is generally excellent.

B&N.com

This segment includes the Company’s online business, which includes the Company’s eCommerce site and features an eBookstore and digital newsstand. Additionally, this segment includes the development and support of the Company’s NOOK product offerings.

The eBookstore and digital newsstand allows customers to purchase over two million eBooks, newspapers and magazines. Barnes & Noble’s eBookstore is available on a wide range of digital platforms, including NOOK™, iPad™, iPhone®, Android™ smartphones and tablets, select BlackBerry® smartphones, as well as most laptops or full-sized desktop computers. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers have a seamless experience across their devices.

Marketing. The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble.com, which receives over one billion visits annually. In this way, Barnes & Noble.com serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at Barnes & Noble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK customers can access free Wi-Fi connectivity; enjoy the Read In Store™ feature to browse many complete eBooks for free, and the More In Store™ program, which offers free, exclusive content and special promotions.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard®, an affinity credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard receive an additional 5% rebate for all purchases made in Barnes & Noble stores or at Barnes & Noble.com. In addition, points are accumulated for purchases made elsewhere, and may be redeemed for Barnes & Noble gift cards which can be used for purchases in either channel. The Company firmly believes that its website is a key factor behind its industry-leading comparable store sales.

Operations

The digital products group has knowledgeable product development and operational management teams for designing and delivering on the digital products business. Barnes & Noble has brought in many new managers to its Manhattan and Palo Alto digital operations centers to promote the host of established and emerging digital products. Digital product management oversees product concept, software development, engineering, and user experience. Operational management oversees demand planning, strategic sourcing, manufacturing, return and refurbishment and customer service.

The Company has also opened a development office in Palo Alto, employing experienced engineers into the Company’s digital product area. The B&N digital products management team is focused on next generation strategic products that offer customers with a range of digital reading products to enhance the reading experience. The software, engineering and user interface teams provide for new or upgraded products. B&N digital products remain competitive by Barnes & Noble.com’s investing in ongoing research and development efforts.

These Barnes & Noble.com employees participate in an incentive program tied to physical and digital eCommerce sales. The Company believes that the compensation of its management is competitive with that offered by other technology companies.

Purchasing/Distribution

Barnes & Noble acquires rights to distribute digital content from publishers and distributes the content on Barnes & Noble.com. Certain digital content is distributed under an agency pricing model in which the publishers set fixed prices for eBooks and Barnes & Noble receives a fixed commission on content sold through Barnes & Noble.com.

Barnes & Noble.com utilizes the Company’s purchasing power and its world class distribution centers to synergistically facilitate the purchasing and shipping of its physical product sales.

Barnes & Noble.com also sells its award winning NOOK through its distribution partners, Best Buy, BestBuy.com, Wal-Mart, Books-A-Million and recently, Staples.

Management Information and Control Systems

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

The Company uses Intel®-based server technology in a fully redundant configuration to power its website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users (known as hosting). The Company utilizes two hosting locations. One location is hosted internally by the Company and the other is maintained by a third-party hosting vendor. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and use three separate Internet service providers. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

Competition

The book business is highly competitive in every channel in which Barnes & Noble competes. Barnes & Noble.com competes primarily on price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. NOOK competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. It also faces competition from many online businesses, notably Amazon.com and Apple. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors may have greater financial and other resources and different business strategies than Barnes & Noble does.

The music and movie businesses are also highly competitive and the Company faces competition from mass merchants, discounters and electronic distribution. The store experience is geared towards the Company’s customer base, including a strong Blu-Ray presence as well as a tailored, returnable product assortment.

Seasonality

The Barnes & Noble.com business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during its third fiscal quarter, which includes the holiday selling season.

Employees

As of April 30, 2011, Barnes & Noble.com had approximately 835 full- and part-time employees. Barnes & Noble.com’s employees are not represented by unions and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, NOOK™, The All-New NOOK™, The Simple Touch Reader™, NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, Reader’s Tablet™, Fast Page™, NOOK Books™, NOOK Bookstore™, NOOK Newsstand™, PubIt!™, NOOK Kids™, Read In Store™, More In Store™, NOOK Friends™, LendMe®, NOOK Library™, NOOK Boutiques™, The Barnes & Noble Promise™, NOOK Books en español™, NOOK Study™, Free Friday™, Lifetime Library™ and Read What You Love. Anywhere You Like.™ are Company-owned trademarks and service marks, some of which are registered or pending with the United States Patent and Trademark Office. On September 30, 2009, the Company completed the Acquisition from Leonard Riggio and Louise Riggio (Sellers) pursuant a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers. B&N College, which was founded by Leonard Riggio in 1965, owned the “Barnes & Noble” trade name, which it had previously licensed to the Company under a royalty-free license agreement dated February 11, 1987 and to Barnes & Noble.com under a royalty-free license agreement dated October 31, 1998. As a result of the Acquisition, the Company acquired the trade name that had been owned by B&N College. Also in connection with the Acquisition, the Company terminated its existing license agreement dated January 31, 2001 with Textbooks.com, Inc., which is wholly-owned by Leonard Riggio, and as a result no longer pays a royalty with respect to online textbook sales.

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

The Company makes available on its corporate website at www.barnesandnobleinc.com under “For Investors” - “SEC Documents,” free of charge, all its SEC filings as soon as reasonably practicable after the Company electronically files such material with or furnishes such materials to the SEC.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, including Barnes & Noble College Booksellers, LLC, (2) “Barnes & Noble” refer to Barnes & Noble, Inc. and its subsidiaries excluding Barnes & Noble College Booksellers, LLC, (3) “B&N College” refer to Barnes & Noble College Booksellers, LLC and (4) “NOOK™” refer to NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™ and/or, The All-New NOOK™ Reader devices .

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

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2011, Barnes & Noble’s five largest suppliers accounted for approximately 50 percent of the dollar value of merchandise purchased. During fiscal 2011, B&N College’s five largest suppliers accounted for approximately 55 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, most suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, certain of our merchandise, including electronic readers, are sourced, directly or indirectly, from outside the United States, including, without limitation, from suppliers in China. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise and/or adversely affect our results of operations. Furthermore, the Barnes & Noble and B&N College businesses are each dependent on the continued supply of trade books, in the case of Barnes & Noble, and textbooks, in the case of B&N College. The publishing industry generally has suffered due, among other things, to changing consumer preferences away from the print medium and due to the difficult economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity.

The Company’s businesses rely on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, Stephen Riggio, Vice Chairman, William J. Lynch Jr., Chief Executive Officer, Mitchell S. Klipper, Chief Executive Officer-Barnes & Noble Retail, Joseph J. Lombardi, Chief Financial Officer, Max J. Roberts, President of B&N College and Eugene V. DeFelice, Vice President, General Counsel and Corporate Secretary, as well as certain other key officers of the Company and its subsidiaries including Barnes & Noble.com. The loss of the services of these key officers could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

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

The Company’s businesses are seasonal.

The Company’s businesses are seasonal. For the Company’s businesses other than B&N College, sales are generally highest in the third fiscal quarter and lowest in the fourth fiscal quarter. For fiscal 2011, 34% of sales and 151% of operating income of B&N Retail were generated in its third fiscal quarter. Operating results in the Company’s businesses other than B&N College depend significantly upon the holiday selling season in the third fiscal quarter. The B&N College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Less than satisfactory net sales for any fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year and may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

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

Other parties also may claim that the Company infringes their proprietary rights. Because of the changes in Internet commerce, the electronic reader and digital content business, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. Because the Company’s products include complex technology, much of which is acquired from suppliers through the purchase of components or licensing of software, the Company and its suppliers and customers are and have been involved in or have been impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. The Company has been and is currently subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company prohibiting the Company from marketing or selling certain products or the payment of damages. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company, or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property it does not own in providing services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose primary business appears to be to assert such claims. If any infringement or other intellectual property claim made against the Company by any third party is successful, if the Company is required to indemnify a customer with respect to a claim against the customer, or if the Company is unable to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, the Company’s business, operating results, and financial condition could be materially and adversely affected.

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

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, the Company’s Vice Chairman, are brothers and together are currently the beneficial owners of an aggregate of approximately 31.5% of the Company’s outstanding capital stock as of May 29, 2011, a majority of which is beneficially owned solely by Leonard Riggio. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of a note issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

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

The Company has previously announced that its Board of Directors has formed a Special Committee to oversee an evaluation of strategic alternatives for the Company. On May 19, 2011, the Company announced that the Special Committee received a proposal from Liberty Media to acquire the Company. There can be no assurance that any definitive offer to acquire the Company will be made, or if made what the terms thereof will be, or that this or any other transaction will be approved or consummated. Moreover, there can be no assurance that the evaluation of strategic alternatives will, in fact, result in a sale of the Company or other strategic transaction, which could have an adverse impact on the market price of the Company’s stock.

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

The book business is highly competitive in every channel in which Barnes & Noble competes. Barnes & Noble retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. NOOK™ competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Borders and Books-A-Million and smaller format bookstores such as Waldenbooks. In particular, Borders filed Chapter 11 bankruptcy in February 2011 and announced plans to close and liquidate a number of stores. Actions Borders may take during its bankruptcy, such as liquidating inventory at discounted prices and eliminating liabilities and costs, could present competitive challenges and commercial risks to Barnes & Noble’s bookstore business. It faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in Barnes & Noble retail stores. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors may have greater financial and other resources and different business strategies than Barnes & Noble does. Barnes & Noble retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. The music and DVD businesses are also highly competitive, and Barnes & Noble faces competition from mass merchants, discounters, the Internet and digital distribution. Barnes & Noble faces competition from the expanding market for digital content and hardware, including without limitation electronic books or “eBooks” and eBook readers. New and enhanced technologies, including new digital technologies and new web services technologies, may increase Barnes & Noble’s competition. Competition may also intensify as Barnes & Noble’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce Barnes & Noble’s sales and profits.

If Barnes & Noble is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of Barnes & Noble’s retail stores are located in leased premises. Barnes & Noble’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Barnes & Noble has 375 leases up for renewal by April 30, 2015. If the cost of leasing existing retail stores increases, Barnes & Noble may not be able to maintain its existing store locations as leases expire. In addition, Barnes & Noble may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. Barnes & Noble’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

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

The Company has entered parts of the online and digital markets in which it has limited experience and may in the future expand into additional areas. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for the Company’s traditional product lines. The gross margin for Barnes & Noble’s online sales is generally lower than for sales in its retail stores. Although the Company has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. Barnes & Noble also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically Barnes & Noble offered a selection of music products in its retail stores, but has had to decrease such selection because of the increased competition from the download of digital music. B&N College is experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers selling directly to students; print-on-demand textbooks; CD-ROMs; textbook rental companies; and student-to-student transactions over the Internet. These challenges may negatively affect the Company’s operating results.

Barnes & Noble’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

Barnes & Noble may require additional capital in the future to sustain or grow Barnes & Noble’s online and digital businesses. Barnes & Noble’s gross profits and margins in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, Barnes & Noble may have limited or no experience in its newer products and services, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its NOOK™ eBook reader, as well as new gift products, educational toys and games and Barnes & Noble @ School™ products. Some of these offerings may present new and difficult technological challenges, and Barnes & Noble may be subject to claims or recalls if customers of these offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

Barnes & Noble depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

NOOK™ and other Company products are manufactured by a third-party manufacturer outside the United States, and Barnes & Noble relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While Barnes & Noble’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or Barnes & Noble’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, Barnes & Noble may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect Barnes & Noble’s reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, Barnes & Noble’s financial condition and operating results could be adversely affected.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business (including with respect to the agency pricing model for digital content distribution). Existing and future laws and regulations and their application and/or enforcement may impede the growth of the Internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models including the agency pricing model. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulatory and legal developments, including among other things with respect to digital content pricing and/or related pricing models, could diminish the demand for the Company’s products and services, increase its cost of doing business, decrease its margins and materially adversely impact its results of operations or financial operations.

The Company relies on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third-parties to offer their digital content, including on NOOK™ and through its eBookstore. Its licensing arrangements with these third-parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to offer a wide variety of content at reasonable prices with acceptable usage rules, its financial condition and operating results may be materially adversely affected.

B&N College may not be able to enter into new contracts and contracts for existing or additional college bookstores may not be profitable.

An important part of B&N College’s business strategy is to expand sales for its college bookstore operations by being awarded additional contracts to manage bookstores for colleges and universities. B&N College’s ability to obtain those additional contracts is subject to a number of factors that it is not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of its competitors and customers. Because the terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates which may not be accurate, including for reasons outside of its control, B&N College has contracts which are not profitable, and may have such contracts in the future. Even if B&N College has the right to terminate a contract, it may be reluctant to do so even when a contract is unprofitable due, among other factors, to the potential effect on B&N College’s reputation. Any unprofitable contracts may negatively impact the Company’s operating results.

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

All but one of the active Barnes & Noble stores is leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 704 leased stores open as of April 30, 2011 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2012	129
2013	121
2014	125
2015	85
2016	72
2017 and later	172

B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. In many cases, either party may cancel. The contracts for the 636 B&N College stores as of April 30, 2011 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2012	71
2013	33
2014	25
2015	36
2016	50
2017 and later	421

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations, one in Monroe Township, New Jersey, under a lease expiring in 2020, and the other in Reno, Nevada, under a lease expiring in 2015. The Company also leases office and warehouse space in Edison, New Jersey for Sterling Publishing under two leases, both expiring in 2015. The Company’s B&N Retail distribution centers total 1,975,000 square feet.

During fiscal 2008, the Company exercised its purchase option under a lease on one of its distribution facilities located in South Brunswick, New Jersey from the New Jersey Economic Development Authority. The Company purchased the distribution facility and equipment for approximately $21.0 million.

The Company’s principal administrative facilities are situated in New York, New York, and are covered by one lease which covers approximately 144,000 square feet of office space and expires in 2013. The Company also leases approximately 74,000 square feet in Basking Ridge, New Jersey for its B&N College administrative offices under a lease which expires in 2014.

The Company leases two additional locations in New York, New York for office space: approximately 90,000 square feet under a lease expiring in 2015, for Barnes & Noble.com administrative offices, and approximately 56,000 square feet under a lease expiring in 2014, for Sterling Publishing administrative offices.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2017 and approximately 38,000 square feet of office space in Palo Alto, California under leases expiring in 2012 and 2015.

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

In re Initial Public Offering Securities Litigation

This class action lawsuit, filed in April 2002 (the Action), named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (“Fatbrain”), a former subsidiary of Barnes & Noble.com, and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers, and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the aftermarket at increasing prices. The amended complaints also allege that the foregoing constitutes violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and; (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

After extensive negotiations among representatives of plaintiffs and defendants, the parties entered into a memorandum of understanding (MOU), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendant issuers. Subsequently, a Settlement Agreement was executed between the defendants and plaintiffs in the Action, the terms of which are consistent with the MOU. The Settlement Agreement was submitted to the court for approval, and on February 15, 2005, the judge granted preliminary approval of the settlement.

On December 5, 2006, the Federal Appeals Court for the Second Circuit (the Second Circuit) issued a decision reversing the District Court’s class certification decision in six focus cases. In light of that decision, the District Court stayed all proceedings, including consideration of the settlement. In January 2007, plaintiffs filed a Petition for Rehearing En Banc before the Second Circuit, which was denied in April 2007. On May 30, 2007, plaintiffs moved, before the District Court, to certify a new class. On June 25, 2007, the District Court entered an order terminating the Settlement Agreement. On October 2, 2008, plaintiffs agreed to withdraw the class certification motion. On October 10, 2008, the District Court signed an order granting the request.

A Settlement Agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, and executed by the Client. Preliminary approval of the settlement was granted by the court on June 10, 2009, and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Client. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis, two of which have been dismissed. The remaining appeal has been remanded to the District Court for further proceedings. Should the remaining appeal be successful and the approval of the settlement overturned, the Client intends to vigorously defend these lawsuits.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011. The parties have reached a tentative resolution of this matter and are finalizing the settlement which will be subject to court approval. This settlement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the Securities Exchange Act of 1934 in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the Securities Exchange Act of 1934. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. Briefing on the motion is complete.

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On March 21, 2011, Microsoft Corp. submitted a complaint to the U.S. International Trade Commission (U.S. ITC), encaptioned Certain Handheld Electronic Computing Devices, Related Software and Components Thereof, Inv. No. 337-TA-769, requesting that the U.S. ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint was subsequently amended on April 8, 2011. The complaint alleges that the importation into the United States, sale for importation, and/or sale within the United States after importation of Barnes & Noble, Inc.’s and barnesandnoble.com llc’s NOOK™ and NOOK Color™ products infringe certain claims of U.S. Patent Nos. 5,778,372 (the ’372 patent), 6,339,780 (the ’780 patent), 5,889,522 (the ’522 patent), 6,891,551 (the ’551 patent) and 6,957,233 (the ’233 patent) and requests that the U.S. ITC issue a permanent exclusion order and permanent cease and desist order with respect to these products. On April 1, 2011, the U.S. ITC published a Notice in the Federal Register soliciting comments on any public interest issues raised by the complaint. Barnes & Noble, Inc. and barnesandnoble.com llc submitted comments in an April 7, 2011 letter. On April 19, 2011, the ITC served Barnes & Noble, Inc. and barnesandnoble.com llc with a Notice of Investigation. On April 25, 2011, the U.S. ITC published the Notice of Investigation in the Federal Register. On May 10, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed a response to the complaint denying that they have engaged in any action that would constitute unlawful importation into the United States, sale for importation, or sale within the United States after importation. The response also sets forth six affirmative defenses, including a patent misuse defense. The parties filed their discovery statements on May 16, 2011, and a telephonic preliminary conference before the Administrative Law Judge (ALJ) took place on June 2, 2011. The ALJ subsequently set a target date of August 27, 2012 with a final determination filed no later than April 27, 2012. On June 6, 2011, Microsoft moved to strike Barnes & Noble, Inc.’s and barnesandnoble.com llc’s patent misuse defense.

On the same day that it submitted its original complaint to the U.S. ITC, Microsoft also filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc, and a number of other defendants in the United States District Court for the Western District of Washington. The district court complaint also alleges that Barnes & Noble, Inc. and barnesandnoble.com llc are infringing the ’372, ’780, ’522, ’551, and ’233 patents through the sale in the United States and the importation into the United States of the NOOK™ and NOOK Color™ products. Barnes & Noble, Inc. and barnesandnoble.com llc answered the district court complaint on April 25, 2011. On May 18, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed a motion to stay the district court litigation until the ITC’s determination in the ITC investigation becomes final. On June 8, 2011, the district court granted the motion to stay.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2011		Fiscal 2010		13 weeks ended May 2, 2009
	High	Low	High	Low	High	Low
First Quarter	$23.20	$11.89	$26.96	$19.12	$26.74	$15.28
Second Quarter	17.92	12.70	28.78	16.50
Third Quarter	17.29	12.27	25.07	16.11
Fourth Quarter	19.50	8.45	24.71	17.44

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2011
Common stock, $0.001 par value	2,265

Dividends

During fiscal 2011, the Company paid a dividend of $0.25 per share on June 30, 2010 to stockholders of record at the close of business on June 11, 2010, on September 30, 2010 to stockholders of record at the close of business on September 9, 2010, and on December 31, 2010 to stockholders of record at the close of business on December 10, 2010. On February 22, 2011, the Company announced that its Board of Directors suspended its quarterly dividend payment of $0.25 per share. This will provide the Company the financial flexibility to continue investing into its high growth digital strategies.

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

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 30, 2011 – February 28, 2011	11,575	$15.87	—	$2,470,561
March 1, 2011 – March 30, 2011	4,737	$8.89	—	$2,470,561
March 31, 2011 – April 30, 2011	30,925	$9.19	—	$2,470,561

Total	47,237	$10.79	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 and 2009 Incentive Plans. The 2004 and 2009 Incentive Plans provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2.5 million as of April 30, 2011.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 30, 2011, the Company has repurchased 33,409,761 shares at a cost of approximately $1.1 billion under its stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 30, 2011 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 30, 2011, the Company’s cash and cash equivalents totaled approximately $59,429,000.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $313,100,000 and $260,400,000 in borrowings under its credit facility at April 30, 2011 and May 1, 2010.

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

N/A

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

BDO USA, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of April 30, 2011 as stated in their report incorporated herein as part of the Company’s Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 30, 2011 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 30, 2011 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,876,000	$21.02	1,760,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,876,000	$21.02	1,760,000

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

Valuation and Qualifying Accounts.

For the 52-week period ended April 30, 2011, the 52-week period ended May 1, 2010, the 13-week period ended May 2, 2009, and the 52-week period ended January 31, 2009 (in thousands):

	Balance at beginning of period	Acquisition of B&N College	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 30, 2011	$2,522	$—	$2,096	$(53)	$4,565
May 1, 2010	$1,738	$1,097	$(181)	$(132)	$2,522
May 2, 2009	$1,739	$—	$63	$(64)	$1,738
January 31, 2009	$2,475	$—	$(138)	$(598)	$1,739

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (3)

3.3	Form of Certificate of Designation, dated as of November 17, 2009. (4)

3.4	Amended and Restated By-laws of the Company. (5)

3.5	Amendment to Amended and Restated By-laws of the Company. (6)

4.1	Specimen Common Stock certificate. (2)

4.2	Rights Agreement, dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent. (4)

4.3	First Amendment dated as of February 17, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (7)

4.4	Second Amendment dated as of June 23, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (22)

4.5	Third Amendment dated as of October 29, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (25)

10.1	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (28)

10.2	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (6)

10.3	The Company’s 2009 Executive Performance Plan. (8)

10.4	The Company’s 2004 Executive Performance Plan. (9)

10.5	First Amendment to the Company’s 2004 Executive Performance Plan. (10)

10.6	The Company’s 2009 Incentive Plan. (8)

Exhibit No.	Description

10.7	The Company’s 2004 Incentive Plan. (9)

10.8	First Amendment to the Company’s 2009 Incentive Plan. (29)

10.9	Amendment to the Company’s 2004 Incentive Plan. (11)

10.10	Second Amendment to the Company’s 2004 Incentive Plan. (10)

10.11	The Company’s Amended and Restated 1996 Incentive Plan. (12)

10.12	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (11)

10.13	Form of Option Award Agreement of the Company. (13)

10.14	Form of Restricted Stock Award Agreement of the Company. (13)

10.15	The Company’s Amended and Restated Deferred Compensation Plan. (10)

10.16	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (14)

10.17	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (14)

10.18	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (15)

10.19	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (10)

10.20	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (16)

10.21	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (17)

10.22	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (16)

10.23	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (18)

10.24	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (10)

10.25	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (16)

10.26	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (19)

Exhibit No.	Description

10.27	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (23)

10.28	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (23)

10.29	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (24)

10.30	Form of Option Award Agreement pursuant to the Company’s 2009 Incentive Plan. (24)

10.31	Form of Restricted Stock Award Agreement pursuant to the Company’s 2009 Incentive Plan. (24)

10.32	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (26)

10.33	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (27)

10.34	Restricted Stock Award Agreement pursuant to the Company’s 2009 Incentive Plan. (29)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Changes in Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm”. (30)

14.1	Code of Business Conduct and Ethics. (20)

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information. (21)

21.1	List of Subsidiaries. (30)

23.1	Consent of BDO USA, LLP. (30)

23.2	Report of BDO USA, LLP. (30)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)

101.INS	XBRL Instance Document (30)

101.SCH	XBRL Taxonomy Extension Schema Document (30)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (30)

101.DEF	XBRL Taxonomy Definition Linkbase Document (30)

101.LAB	XBRL Taxonomy Label Linkbase Document (30)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (30)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(4)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(7)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2010.

(8)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(9)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the Securities and Exchange Commission on June 14, 2002.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

Exhibit No.	Description

(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(15)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(20)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(21)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended March 11, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 23, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

(24)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 29, 2010.

(26)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(29)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 25, 2011.

(30)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ William J. Lynch, Jr.
William J. Lynch, Jr.
Chief Executive Officer
June 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	June 29, 2011

/s/ Stephen Riggio Stephen Riggio	Vice Chairman of the Board	June 29, 2011

/s/ William J. Lynch, Jr. William J. Lynch, Jr.	Chief Executive Officer (principal executive officer)	June 29, 2011

/s/ Joseph J. Lombardi Joseph J. Lombardi	Chief Financial Officer (principal financial officer)	June 29, 2011

/s/ Allen W. Lindstrom Allen W. Lindstrom	Vice President, Corporate Controller (principal accounting officer)	June 29, 2011

/s/ George Campbell Jr. George Campbell Jr.	Director	June 29, 2011

/s/ William Dillard II William Dillard II	Director	June 29, 2011

/s/ Patricia L. Higgins Patricia L. Higgins	Director	June 29, 2011

/s/ Irene R. Miller Irene R. Miller	Director	June 29, 2011

/s/ Margaret T. Monaco Margaret T. Monaco	Director	June 29, 2011

/s/ David G. Golden David G. Golden	Director	June 29, 2011

/s/ David A. Wilson David A. Wilson	Director	June 29, 2011