Form 10-K/A
period 2011-04-30
BARNES & NOBLE INC
filed 2011-08-26
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report of Form 10-K for the fiscal year ended April 30, 2011 (the “Form 10-K”) to include certain information omitted from the Form 10-K in accordance with applicable SEC rules and regulations. The registrant is hereby amending and replacing in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K to include such omitted information and Item 15 to include certifications with respect to this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (the “Board”) of Barnes & Noble, Inc. (the “Company”) currently consists of nine directors. The directors are divided into three classes, consisting of three members whose terms expire at the 2011 annual meeting of stockholders, three members whose terms expire at the 2012 annual meeting of stockholders and three members whose terms expire at the 2013 annual meeting of stockholders.

Information Concerning the Directors

Background information with respect to the directors appears below. See “Security Ownership of Certain Beneficial Owners and Management” for information regarding such persons’ holdings of equity securities of the Company.

Name	Age	Director Since	Position
Leonard Riggio	70	1986	Founder and Chairman of the Board
Stephen Riggio	56	1993	Vice Chairman of the Board
George Campbell Jr.	65	2008	Director
William Dillard, II	66	1993	Lead Independent Director
David G. Golden	53	2010	Director
Patricia L. Higgins	61	2006	Director
Irene R. Miller	59	1995	Director
Margaret T. Monaco	63	1995	Director
David A. Wilson	70	2010	Director

The terms of Stephen Riggio, George Campbell Jr. and Margaret T. Monaco expire at the 2011 annual meeting of stockholders. The terms of William Dillard, II, Patricia L. Higgins and Irene R. Miller expire in 2012, and the terms of Leonard Riggio, David G. Golden and David A. Wilson expire in 2013.

George Campbell Jr. has been a Director of the Company since 2008. Dr. Campbell serves on the Compensation Committee and the Special Committee of the Board. He served as President of The Cooper Union for the Advancement of Science and Art, an all honors college and one of America’s most selective institutions of higher education, from July 2000 until July 2011 and is currently President Emeritus. Dr. Campbell is also a director of Con Edison, Inc., MITRE Corporation, and the Josiah Macy Jr. Foundation. He is also a Trustee of Rensselaer Polytechnic Institute, Montefiore Medical Center and the Woodrow Wilson National Fellowship Foundation and a trustee of the Institute for International

Education. Dr. Campbell is also a Fellow of the American Association for the Advancement of Science and the New York Academy of Sciences.

Qualifications, Experience, Attributes and Skills. Dr. Campbell has a total of more than 20 years of executive and board-level experience serving on the boards of major companies, as well as serving as President and Chief Executive Officer of The Cooper Union for the Advancement of Arts and Science. Dr. Campbell’s experience has generally been focused in higher education, which is the primary market of Barnes & Noble College Booksellers, Inc. (“B&N College”). In addition, Dr. Campbell has more than 12 years of experience in research and development in telecommunications technology at Bell Laboratories. Dr. Campbell also has extensive experience serving on the board of trustees of academic and research institutions and non-profit organizations. This experience allows Dr. Campbell to bring to the Board a unique insight into the Company’s operations, in particular the environment in which B&N College operates.

Margaret T. Monaco has been a Director of the Company since May 1995. Ms. Monaco serves on the Audit Committee and the Special Committee of the Board. Ms. Monaco resumed her position as Principal of Probus Advisors, a financial and management consulting firm, in October 2003. Ms. Monaco was the Chief Operating Officer of Merrill Lynch Ventures, LLC and KECALP, Inc., wholly-owned subsidiaries of Merrill Lynch & Co., Inc., from November 1999 to October 2003. She had been the Chief Administrative Officer of those entities from April 1998 to November 1999. Ms. Monaco had been the Principal of Probus Advisors from July 1993 to April 1998. During the previous five years, Ms. Monaco also served as a director of Stage Stores, Inc. and the W.P. Stewart & Co. Growth Fund.

Qualifications, Experience, Attributes and Skills. Ms. Monaco has a total of more than 25 years of executive and board-level experience, having served on the boards of eight public and private companies and as Chief Operating Officer of Merrill Lynch Ventures and as the current Principal of Probus Advisors, a financial and strategic consulting firm. Ms. Monaco also has more than 20 years of retail experience as a former director of Stage Stores, Inc. and as a former Vice President and Treasurer of The Limited, Inc., a retailer of high-quality women’s apparel, and nearly 35 years of financial experience. This diverse experience allows Ms. Monaco to bring to the Board substantial financial and accounting knowledge and a wide range and depth of insights, including in the retail sector and financial industry.

Stephen Riggio has been a Director of the Company since September 1993 and has served as the Vice Chairman of the Board since December 1997. In his capacity as Vice Chairman, Mr. Stephen Riggio is closely involved in the Company’s digital strategy, in the Company’s relationships with key publishers and in the oversight of the Company’s proprietary publishing business. He served as Chief Executive Officer of the Company from February 2002 until March 2010. Mr. Riggio served as Chief Operating Officer of the Company from February 1995 until December 1997. Mr. Riggio is Leonard Riggio’s brother.

Qualifications, Experience, Attributes and Skills. Mr. Stephen Riggio has a total of more than 16 years of executive and board-level experience serving as a director of the Company, including serving as Vice Chairman since 1997, and as the former Chief Executive Officer and Chief Operating Officer of the Company. Mr. Stephen Riggio also has nearly 35 years of retail experience, which he gained over his long career at the Company. This experience allows Mr. Stephen Riggio to bring to the Board a deep understanding of the Company itself and the retail industry more generally.

Leonard Riggio is the founder of the Company and has been Chairman of the Board and a principal stockholder since its inception in 1986. He served as Chief Executive Officer from 1986 through February 2002. From 1965 and until its acquisition by the Company in September 2009, he was Chairman of the Board, Chief Executive Officer and the principal stockholder of B&N College, one of the nation’s largest operators of college bookstores. Since 1985, Mr. Riggio has been a principal beneficial owner of MBS Textbook Exchange, Inc. (“MBS”), one of the nation’s largest wholesalers of college textbooks. Mr. Riggio is the brother of Stephen Riggio.

Qualifications, Experience, Attributes and Skills. Mr. Leonard Riggio has over 45 years of entrepreneurial and executive and board-level experience, resulting from his activities as (at various times) the founder, Chief Executive Officer, chairman of the board and significant stockholder of the Company, B&N College, MBS and GameStop. This extensive experience allows Mr. Leonard Riggio to bring to the Board a deep insight into the operations, challenges and complex issues facing the Company and retail-oriented businesses in general.

William Dillard, II has been a Director of the Company since November 1993. Mr. Dillard serves as Chair of the Corporate Governance and Nominating Committee and as a member of the Compensation Committee and the Special Committee of the Board. Mr. Dillard has been the Chief Executive Officer of Dillard’s, Inc. (“Dillard’s”) since May 1998, and he has been a director of Dillard’s since 1968. He was appointed Chairman of Dillard’s in May 2002. Mr. Dillard is also a director of Acxiom Corporation.

Qualifications, Experience, Attributes and Skills. Mr. Dillard has a total of more than 40 years of executive and board-level experience, focused in the retail industry. He is also a director of Acxiom and a former manager and senior executive, as well as current Chief Executive Officer, of Dillard’s, a national department store and retailer of luxury goods. This experience in the retail industry, as well as Mr. Dillard’s experience on the board of Acxiom, a company that provides marketing services focused on the use of technology, allows Mr. Dillard to bring to the Board substantial knowledge of the retail sector and a meaningful insight into the challenges facing the Company.

David G. Golden has served as a Director of the Company since October 2010. Mr. Golden serves on the Compensation Committee and the Special Committee of the Board. Mr. Golden is Executive Chairman of Code Advisors, a private merchant bank focused on the intersections of technology and media founded in 2010. Since 2006, he has also been a partner and subsequently a strategic advisor with Revolution LLC, an investment company formed by AOL Co-founder Steve Case. From February 1988 to April 1990 and from April 1992 to February 2006, Mr. Golden held various positions with JPMorgan Chase and a predecessor firm, Hambrecht & Quist Incorporated, including serving as Vice Chairman and Director of Global Technology, Media and Telecommunications Investment Banking from March 2001 to January 2005 and Chairman of the Western Region from March 2001 to February 2006. At Hambrecht & Quist, he was Co-Director of Investment Banking from April 1998 to December 2000 and Co-Director of Mergers and Acquisitions from April 1993 to March 1998. Mr. Golden is a member of the board of Blackbaud, Inc. (where he currently serves on its Audit Committee) and during the previous five years has served on the board of Gaiam, Inc. Mr. Golden also is a member of the Advisory Boards of Granite Ventures LLC, a technology venture capital firm, and Partners for Growth LLC, a venture lending firm and a member of the boards of Everyday Health, Inc., Extend Health, Inc. and Vinfolio, Inc. He also serves as a Trustee of The Branson School and ABC2, a non-profit foundation focused on cancer research.

Qualifications, Experience, Attributes and Skills. Mr. Golden has over 20 years of technology and finance experience as an investment banker specializing in the technology sector at JPMorgan Chase, Hambrecht & Quist Incorporated and Allen & Company Incorporated, and more recently as a partner and executive of Revolution LLC. Mr. Golden’s technology experience also includes his service as a director and Advisory Board member of several technology companies including Blackbaud, Inc., a global provider of software services specifically designed for nonprofit organizations. Mr. Golden’s prior public company board directorships include CFI ProServices, Inc., Tocor II, Inc. and Vanguard Airlines Incorporated. This experience allows Mr. Golden to bring to the Board substantial knowledge of the technology sector and meaningful insight into the financial and capital-related issues technology companies face, bringing valuable insights.

Patricia L. Higgins has been a Director of the Company since June 2006. Ms. Higgins serves as Chair of the Audit Committee and as a member of the Corporate Governance and Nominating Committee and the Special Committee of the Board. Ms. Higgins was President, Chief Executive Officer and a director of Switch and Data Facilities Company, Inc., a leading provider of network interconnection and collocation services, from September 2000 to February 2004. Prior to that, she served as Chairman and Chief Executive Officer of The Research Board from May 1999 to August 2000 and Vice President and Chief Information Officer of Alcoa Inc. from January 1997 to April 1999. Ms. Higgins is also a director of Travelers, Dycom Industries and Internap. During the previous five years, Ms. Higgins also served as a director of Delta Air Lines, Visteon and SpectraSite Communications. Ms. Higgins was a director of Barnes & Noble.com from 1999 to 2004.

Qualifications, Experience, Attributes and Skills. Ms. Higgins has over 30 years of technology experience, holding senior executive positions in telecommunications, computing and information technology. Ms. Higgins has had extensive board experience as a director of nine public companies, including as a member of six audit committees, chairing two; a member of six compensation committees, chairing one; a member of four governance/nominating committees, chairing one; and chairing one finance committee. This wide-ranging experience allows Ms. Higgins to bring to the Board substantial financial and accounting knowledge and a significant depth of understanding into the operation and management of public companies, including those in the technology sector.

Irene R. Miller has been a Director of the Company since May 1995. Ms. Miller serves on the Corporate Governance and Nominating Committee. Ms. Miller has been the Chief Executive Officer of Akim, Inc., an investment management and consulting firm, since July 1997. From September 1995 to June 1997, she was Vice Chairman of the Company as well as Chief Financial Officer of the Company, a position she held since September 1993. Ms. Miller is also a Director of Coach, Inc. (where she currently serves as Lead Director), Inditex, S.A. and TD Bank Financial Group.

Qualifications, Experience, Attributes and Skills. Ms. Miller has over 20 years of executive experience and 16 years of board-level experience gained as a board member of major public and international companies. Her prior public company board directorships include: Oakley, Inc., Benckiser N.V. and The Body Shop International Plc. Ms. Miller also has 27 years of retail experience as an investment banker specializing in the retail sector, as an executive of the Company, and as a director of several leading international retail companies. She has 29 years of experience in finance: as an investment banker for Rothschild Inc. and Morgan Stanley, as the former Chief Financial Officer of the Company, as Chair of the Audit committees of three prior boards, as current Chair of the Audit and Control Committee of Inditex and with her present service as a director of TD Bank Financial Group.

Ms. Miller’s experience brings to the Board meaningful insights into international corporate governance, as well as both the retail and financial sectors.

David A. Wilson has served as a Director of the Company since October 2010. Dr. Wilson serves on the Audit Committee and the Special Committee of the Board. Dr. Wilson has served, since 1995, as President and Chief Executive Officer of the Graduate Management Admission Council, a not-for-profit education association dedicated to creating access to graduate management and professional education that provides the Graduate Management Admission Test (GMAT). From 2009 to 2010, Dr. Wilson was a Director of Terra Industries Inc., a producer and marketer of nitrogen products, where he was a member of the Audit Committee. From 2002 to 2007, Dr. Wilson was a Director of Laureate Education, Inc. (formerly Sylvan Learning Systems, Inc.), an operator of an international network of licensed campus-based and online universities and higher education institutions, where he was Chairman of the Audit Committee beginning in 2003. From 1978 to 1994, Dr. Wilson was employed by Ernst & Young LLP (and its predecessor, Arthur Young & Company), serving as an Audit Principal through 1981, as an Audit Partner from 1981 to 1983 and thereafter in various capacities including Managing Partner, National Director of Professional Development, Chairman of Ernst & Young’s International Professional Development Committee and as a Director of the Ernst & Young Foundation. From 1968 to 1978, Dr. Wilson served as a faculty member at Queen’s University (1968-1970), the University of Illinois at Urbana-Champaign (1970-1972), the University of Texas (1972-1978), where he was awarded tenure, and Harvard University’s Graduate School of Business (1976-1977).

Qualifications, Experience, Attributes and Skills. Dr. Wilson has a total of more than 15 years of executive and board-level experience, including serving on the boards of Terra Industries Inc. and Laureate Education, Inc. while those companies were involved in strategic transactions, as well as serving as President and Chief Executive Officer of the Graduate Management Admission Council. Dr. Wilson also has more than 15 years of financial and accounting expertise, including as an Audit Partner at Ernst & Young LLP (and its predecessor, Arthur Young & Company). This experience allows Dr. Wilson to bring to the Board substantial financial and accounting knowledge and valuable insights.

Executive Officers

The Company’s executive officers, as well as additional information with respect to such persons, are set forth in the table below:

Name	Age	Position
Leonard Riggio	70	Founder and Chairman of the Board
Stephen Riggio	56	Vice Chairman of the Board
William J. Lynch, Jr.	41	Chief Executive Officer
Mitchell S. Klipper	53	Chief Executive Officer – Barnes & Noble Retail Group
Joseph J. Lombardi	49	Chief Financial Officer
Mary Ellen Keating	54	Senior Vice President of Corporate Communications and Public Affairs
Mark Bottini	51	Vice President and Director of Stores

Name	Age	Position
Jaime Carey	51	Vice President and Chief Merchandising Officer
David S. Deason	52	Vice President of Barnes & Noble Development
Eugene V. DeFelice	52	Vice President, General Counsel and Corporate Secretary
Christopher Grady-Troia	59	Vice President and Chief Information Officer
Allen W. Lindstrom	45	Vice President, Corporate Controller
Michelle Smith	58	Vice President of Human Resources

Information with respect to the executive officer of the Company who also is a director is set forth in “Information Concerning the Directors” above.

William J. Lynch, Jr. has been the Chief Executive Officer of the Company since March 2010. He joined the Company as President of Barnes & Noble.com in February 2009. Previously, he held the title of Executive Vice President of Marketing and General Manager of HSN.com, a business segment of HSN, Inc., a publicly-traded, interactive multi-channel retailer, from January 2007 to January 2009. From November 2004 to June 2008, he was Chief Executive Officer and Co-Founder of Gifts.com, then a wholly owned subsidiary of IAC, a publicly-traded interactive media and advertising company. Prior to that, Mr. Lynch was Vice President and General Manager, e-commerce, for Palm Inc.

Mitchell S. Klipper has been the Chief Executive Officer of the Company’s retail group, which encompasses the Barnes & Noble retail business and the B&N College business, since March 2010. He was previously the Chief Operating Officer of the Company since February 2002. Prior to that, he was the President of Barnes & Noble Development, the group responsible for selecting, designing and constructing new store locations, and an Executive Vice President of the Company from December 1995 to February 2002.

Joseph J. Lombardi has been Chief Financial Officer of the Company since May 2003. Previously, he was Vice President and Controller from May 2002 to May 2003. Prior to joining the Company, Mr. Lombardi served as Chief Financial Officer at The Museum Company, Inc. from August 1999 to May 2002. From August 1995 through July 1999, he was the Vice President and Controller of Toys ‘R’ Us, Inc. Prior to that, he was a Partner at Ernst & Young LLP. Mr. Lombardi is a Certified Public Accountant.

Mary Ellen Keating joined the Company as Senior Vice President, Corporate Communications and Public Affairs in January 1998. Prior to that, she was an executive with Hill & Knowlton, Inc., a worldwide public relations firm, from 1991 to 1998, where she served as Executive Vice President and General Manager of Hill & Knowlton’s flagship New York office.

Mark Bottini has been the Vice President and Director of Stores of the Company since October 2003. Prior to that, he was a Regional Director of the Company in New York from December 2000 to October 2003. Mr. Bottini served as a Regional Director of the Company in Chicago from April 1999 to December 2000 and a District Manager of the Company in New York from September 1995 to April

1999. Mr. Bottini began his career with the Company as a District Manager for B. Dalton Booksellers from October 1991 to September 1995.

Jaime Carey has been Chief Merchandising Officer of the Company since May 2008. Mr. Carey was Vice President of Newsstand from January 2005 through April 2008. Prior to that, he was Director of Newsstand from September 2003 to January 2005. Prior to joining the Company, Mr. Carey served as Vice President of Client Services for Curtis Circulation Company. Mr. Carey has been a member of the Board of Directors of the National Book Foundation since December 2008.

David S. Deason joined the Company in February 1990 as a Director of Real Estate and became Vice President of Barnes & Noble Development in February 1997.

Eugene V. DeFelice has been Vice President, General Counsel and Corporate Secretary of the Company since September 2010. Prior to joining the Company, Mr. DeFelice was Senior Vice President, General Counsel and Corporate Secretary of Savvis Inc. from November 2006 to August 2010. Savvis is a global information technology service provider trading on the NASDAQ stock exchange. Prior to Savvis, he held various general counsel and other legal positions, as well as operational roles, in technology and healthcare. Mr. DeFelice graduated from Rutgers University, received his doctorate of Law degree from Seton Hall University and a Master’s of Business Administration with distinction from Webster University in Geneva, Switzerland.

Allen W. Lindstrom has been Vice President, Corporate Controller of the Company since November 2007. Prior to joining the Company, Mr. Lindstrom was Chief Financial Officer at Liberty Travel, Inc. from April 2002 to November 2007, at the time one of the largest privately held travel companies in the United States. From April 2000 to April 2002, he was Financial Controller of The Museum Company, Inc. Prior to that, he held various positions at Toys ‘R’ Us, Inc. from February 1993 to April 2000. Mr. Lindstrom is a Certified Public Accountant.

Michelle Smith became Vice President of Human Resources of the Company in November 1996. Ms. Smith joined the Company in September 1993 as Director of Human Resources. Ms. Smith is a member of the Society for Human Resource Management and serves on the National Retail Federation’s Committee on Employment Law.

Christopher Grady-Troia has been the Chief Information Officer of the Company since October 2004. Prior to that, he was Vice President of Information Technology from May 2002 to October 2004. Mr. Grady-Troia began his career with the Company as a Systems Manager in 1993. Prior to that, he was Assistant Director of Information Technology at Ann Taylor Stores Corporation and a Director of Application Development at Lord & Taylor.

The Company’s officers are elected annually by the Board and hold office at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10-percent of the Common Stock, to file initial statements of beneficial ownership of Common Stock (Form 3) and statements of changes in beneficial ownership of Common Stock (Forms 4 and 5) with the SEC. Executive officers, directors and greater than 10-percent stockholders are required to furnish the Company with copies of all such forms they file.

To the Company’s knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to its executive officers, directors and greater than 10-percent stockholders have been complied with during the fiscal year ended April 30, 2011 (“Fiscal 2011”).

Corporate Governance Guidelines and Code of Business Conduct and Ethics

The Board has adopted Corporate Governance Guidelines. The Board has also adopted a Code of Business Conduct and Ethics applicable to the Company’s employees, directors, agents and representatives, including consultants. The Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available on the Company’s website at www.barnesandnobleinc.com. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics are available in print to any stockholder who requests them in writing to the Company’s Corporate Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011.

Audit Committee and Audit Committee Financial Experts

The Audit Committee has the principal function of, among other things, reviewing the adequacy of the Company’s internal system of accounting controls, the appointment, compensation, retention and oversight of the independent registered public accountants, conferring with the independent registered public accountants concerning the scope of their examination of the books and records of the Company, reviewing and approving related party transactions (see Item 13 – “Certain Relationships and Related Transactions” below) and considering other appropriate matters regarding the financial affairs of the Company. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of confidential and anonymous complaints regarding the Company’s accounting, internal accounting controls and auditing matters. The Board has adopted a written charter setting out these functions of the Audit Committee, a copy of which is available on the Company’s website at www.barnesandnobleinc.com and is available in print to any stockholder who requests it in writing to the Company’s Corporate Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. From October 2010, the members of the Audit Committee were, and currently are, Ms. Higgins (Chair), Mr. Wilson and Ms. Monaco. From the beginning of Fiscal 2011 through October 2010, the members of the Audit Committee were Ms. Higgins (Chair), Michael Del Giudice and Ms. Monaco. In addition to meeting the independence standards of the NYSE, each member of the Audit Committee is financially literate and meets the independence standards established by the Securities and Exchange Commission (the “SEC”). The Board has also determined that each member of the Audit Committee has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and/or experience.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis summarizes the material elements of the Company’s compensation programs for its named executive officers, including the Company’s compensation philosophy and objectives. For Fiscal 2011, the Company’s named executive officers were William J. Lynch, Jr., Chief Executive Officer of the Company; Joseph J. Lombardi, Chief Financial Officer; Mitchell S. Klipper, Chief Executive Officer – Barnes & Noble Retail Group; Eugene V. DeFelice, Vice President, General Counsel and Corporate Secretary; Mary Ellen Keating, Senior Vice

President of Corporate Communications and Public Affairs; and Leonard Riggio, Chairman of the Board and Founder.

The following Compensation Discussion and Analysis should be read in conjunction with the report of the Compensation Committee of the Board (the “Compensation Committee”), which immediately follows below.

Overview of the Compensation Program

The Compensation Committee has responsibility for establishing, implementing and overseeing the Company’s compensation program for the named executive officers. The Compensation Committee reviews and approves the Company’s compensation principles and the compensation of the named executive officers. As more fully described below, with respect to the Chief Executive Officer, the Compensation Committee reviews and approves corporate goals and objectives relevant to his compensation, evaluates his performance in light of those goals and objectives and determines and approves his compensation level based on this evaluation. Regarding the senior executives of the Company and any other executives of the Company earning a base salary of $400,000 or more, the Committee annually reviews and approves the annual base salary level, the annual incentive opportunity level, the long-term incentive opportunity level, the employment and severance agreements, in each case as, when and if appropriate, and any special or supplemental benefits. In addition, the Compensation Committee annually reviews and makes recommendations to the Board with respect to the compensation programs and polices applicable to the Company’s officers and directors, including incentive-compensation plans and equity-based plans, and approves all new incentive plans and major benefit programs. The Compensation Committee also administers the Company’s equity incentive plans.

Compensation Principles

The Company’s compensation program for the named executive officers is based upon the following guiding principles:

Pay for performance — The compensation program is designed to reward the named executive officers for attaining established goals that require the dedication of their time, effort, skills and business experience to the success of the Company and the maximization of stockholder value. A significant portion of the named executive officers’ compensation is tied to the performance of the Company, and the compensation program is designed to reward both annual and long-term performance. Annual performance is rewarded through salary, annual incentive compensation and discretionary bonuses and is measured principally by the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). Long-term performance is rewarded through equity-based awards (primarily in the form of restricted stock and, more recently, in the form of restricted stock units), the value of which is based upon the performance of the Company’s stock price.

Pay competitively — The compensation program is designed to be competitive relative to the compensation provided by peer group companies and to allow the Company to attract and retain individuals whose skills are critical to the current and long-term success of the Company.

Align pay to business objectives and long-term strategy — The compensation program is designed to reward and motivate the named executive officers’ individual and team performance in attaining business objectives and maximizing stockholder value. Compensation decisions are based on the principle that the long-term interests of the named executive officers should be aligned with those of the Company’s stockholders.

Roles of the Compensation Committee and Management in Compensation Decisions for the Named Executive Officers

The performance of each of the Chairman and the Chief Executive Officer is reviewed annually by the Compensation Committee. The Chairman and the Chief Executive Officer annually review the performance of each of the other named executive officers. Their compensation recommendations following these reviews are presented to the Compensation Committee, together with the Chairman’s compensation recommendations with respect to the Chief Executive Officer. The Chairman’s compensation is determined exclusively by the Compensation Committee. The Compensation Committee considers all key elements of compensation separately and also reviews the full compensation package afforded by the Company to the named executive officers, including insurance and other benefits. In accordance with the Company’s compensation principles, the Compensation Committee considers the full compensation package provided to each of the named executive officers in light of: (a) the Company’s business performance; (b) each named executive officer’s experience, prior performance and anticipated future performance; (c) relative compensation among the named executive officers; (d) industry-wide business conditions; and (e) compensation provided by the Company’s peers. Based on its judgment and expertise, the Compensation Committee may exercise its discretion to modify any or all recommended elements of compensation or awards to the named executive officers.

Retention of Consultants

The Compensation Committee has retained a compensation consultant. In order to ensure that the consultant’s advice to the Compensation Committee remains objective and is not influenced by the Company’s management, the consultant reports to and takes direction from the Compensation Committee itself and not from the Company’s management. With the consent of the Compensation Committee, the consultant may contact the Company’s management for information necessary to fulfill its assignments, such as information regarding personnel responsibilities and salaries. The consultant may also provide reports and presentations to and on behalf of the Compensation Committee that management also receives. Management’s contact with the compensation consultant in this regard is at the Compensation Committee’s direction. All decisions with respect to the amount and form of director and executive compensation are made by the Compensation Committee alone, subject to the approval of the full Board with respect to the compensation of the directors, and may reflect factors and considerations other than the information and advice provided by the compensation consultant.

In Fiscal 2011, the Compensation Committee retained Frederic W. Cook & Co., Inc., a nationally recognized compensation consultancy (“Cook & Co.”), to provide information, analyses and advice regarding executive compensation and other matters. Cook & Co. was retained by the Compensation Committee in February 2011 and a representative of Cook & Co. has attended meetings of the Compensation Committee. Cook & Co. had been previously retained by the Compensation Committee to advise with respect to prior fiscal years. Cook & Co. reports directly to the Compensation Committee Chair. During the fourth quarter of Fiscal 2011, Cook & Co. developed a new proxy peer group for executive compensation analysis and conducted a competitive compensation analysis of CEO pay using the new peer group and the Radford Global Technology Survey (“Radford Survey”). Cook & Co. does not provide other services to the Company in addition to providing compensation consulting services to the Compensation Committee.

Prior to Fiscal 2011, the Compensation Committee retained Mercer (US) Inc. (“Mercer”) to advise on and analyze matters regarding executive compensation, including the compensation levels for Messrs. Lynch, Lombardi, Klipper and DeFelice in connection with such executives’ promotions and employment agreements. The Compensation Committee decided to not engage Mercer for Fiscal 2011 because, in addition to providing compensation consulting services to the Compensation Committee, Mercer and a firm under common ownership with Mercer, Marsh, Inc., provided other services to the Company. In connection with completing its prior engagement, Mercer performed services related to the preparation of the Company’s proxy statement relating to fiscal year ended May 1, 2010 (“Fiscal 2010”) compensation and some of these services were performed in Fiscal 2011.

Establishment of Competitiveness

Compensation Peer Group

The Company had previously used a 12-company peer group of retail companies to assess competitive pay and practices for the named executive officers. The peer group companies had characteristics and business models that were similar to those of the Company (i.e., multi-outlet retail organizations selling moderately priced merchandise) and annual revenues that range from approximately one-quarter to 1.5 times the annual revenue of the Company. The peer group companies were: AutoZone, Inc.; Bed, Bath & Beyond, Inc.; Blockbuster, Inc.; Borders Group, Inc.; Dick’s Sporting Goods, Inc.; Limited Brands, Inc.; OfficeMax, Inc.; PetSmart, Inc.; Radio Shack, Corp.; Retail Ventures, Inc.; Williams-Sonoma, Inc. and Zales Corp. (collectively, the “Retail Peer Group”).

In addition, in Fiscal 2010, when Mercer assessed the proposed compensation level for Mr. Lynch in connection with his promotion to his current position and the execution of his employment agreement, it also reviewed compensation at a group of technology and internet retail companies as an additional reference point for his position. The group of technology and internet retail companies were: AOL Inc.; Avid Technologies, Inc.; eBay Inc.; Expedia, Inc.; NCR Corporation; Netflix, Inc.; NewEgg Inc.; Orbitz Worldwide, Inc. and priceline.com Incorporated (collectively, the “Technology Peer Group”).

In the fourth quarter of Fiscal 2011, Cook & Co. conducted a review of the Company’s Retail Peer Group for considering executive compensation and recommended eliminating six specialty retail companies that were in bankruptcy, or no longer sufficiently similar to the Company’s retailing approach and product mix, and adding 14 companies that were a better specialty retail stores fit and aligned with the Company’s digital business strategy. In May 2011, the Compensation Committee approved changing the Company’s peer group. The Company’s revised peer group consists of the following 20 companies: Adobe Systems Incorporated; Bed, Bath & Beyond, Inc.; Dick’s Sporting Goods, Inc.; eBay Inc.; Expedia, Inc.; The Gap, Inc.; Intuit Inc.; Limited Brands, Inc.; Motorola Mobility Holdings, Inc.; NCR Corporation; Netflix, Inc.; Office Depot, Inc.; OfficeMax, Inc.; priceline.com Incorporated; Radio Shack, Corp.; Research In Motion Limited; SanDisk Corporation; Western Digital Corporation; Williams-Sonoma, Inc. and Yahoo! Inc. (collectively, the “New Peer Group”).

Competitiveness

The Compensation Committee does not set percentile goals for its executive compensation relative to any peer group. The compensation of the named executive officers in Fiscal 2011 was heavily influenced by the terms and conditions of Messrs. Lynch, Klipper and Lombardi’s employment agreements, which were executed in the last quarter of Fiscal 2010, and Mr. DeFelice’s employment agreement, which was executed in the second quarter of Fiscal 2011. In determining the compensation provided in Mr. Lynch’s employment agreement, the Compensation Committee considered the market median of chief executive officer-level compensation in both the Retail Peer Group and the Technology Peer Group. With respect to Mr. Lombardi’s employment agreement, the Compensation Committee considered the market median chief financial officer-level compensation for companies in the Retail Peer Group. In determining the compensation provided in Mr. Klipper’s employment agreement, the

Compensation Committee considered the market median compensation of both Retail Peer Group chief operating officers and the second highest paid executive in each Retail Peer Group company. While the Compensation Committee reviews peer group analysis to ensure that the compensation program is competitive and promotes retention, relative pay is an imperfect metric for the Company’s compensation programs and, therefore, just one factor that the Compensation Committee considers in determining compensation levels. In addition, the Compensation Committee considers: (a) the Company’s business performance; (b) each named executive officer’s experience, prior performance and anticipated future performance; (c) relative compensation among the named executive officers; (d) industry-wide business conditions; and (e) the recommendations of the Chairman and the Chief Executive Officer. Additionally, when considering the Retail Peer Group data, the Compensation Committee took into account the fact that Messrs. Lynch, Lombardi and DeFelice, Ms. Keating and Mr. Riggio had significant job responsibilities that were in addition to their roles in managing the Company’s retail business.

During the first quarter of fiscal year ending April 28, 2012 (“Fiscal 2012”), the Committee reviewed the findings of an updated competitive analysis conducted by Cook & Co. using the New Peer Group developed during the fourth quarter of Fiscal 2011 and the Radford Survey. Depending on the position being analyzed, the Radford Survey included between 22 and 74 company participants in the size cut for companies with annual revenue greater than $3 billion. The findings indicate that target total direct compensation for the named executive officers, excluding Mr. Riggio who was not included in the analysis, is generally aligned with market median levels of both the New Peer Group and the Radford Survey, except for Messrs. Lombardi and Klipper who are positioned above the median of the New Peer Group. Mr. Lombardi has been with the Company for many years and, in that time, has become critical to the daily operations of the Company in addition to his financial responsibilities. Similarly, Mr. Klipper has been with the Company for many years and, as Chief Executive Officer – Barnes & Noble Retail Group, has assumed responsibilities beyond those of a traditional head of a business unit, including successfully managing retail, one of the Company’s most critical operations, and implementing the Company’s new digital strategy in its retail stores.

Key Elements of Compensation

Consistent with the Compensation Committee’s compensation principles, the following elements make up the compensation of the named executive officers:

•	Base Salary

•	Performance-Based Annual Incentive Compensation

•	Discretionary Bonuses

•	Long-Term Equity

•	Retirement, Other Benefits and Limited Perquisites

Set forth below is a chart showing, for each named executive officer, the percentage of total compensation that each element of compensation comprised in Fiscal 2011. Percentages for some rows may not add to 100 percent due to rounding.

Executive Name	Base Salary	Target Performance- Based Annual Incentive Compensation	Discretionary Bonus	Long-Term Equity	All Other Compensation
William J. Lynch, Jr.	56%	—	42%	—	2%
Joseph J. Lombardi	40%	—	60%	—	0%
Mitchell S. Klipper	55%	—	41%	—	3%
Eugene V. DeFelice	22%	—	15%	56%	7%
Mary Ellen Keating	65%	—	33%	—	1%
Leonard Riggio	58%	—	40%	—	2%

The relative mix of compensation among these elements is designed to strike a balance between rewarding annual performance in a competitive marketplace and aligning the long-term interests of the Company’s named executive officers with those of the Company’s stockholders. As we noted in our proxy statement for Fiscal 2010, the relative mix of Fiscal 2010 compensation for Messrs. Lynch, Lombardi and Klipper was significantly skewed toward long-term equity-based awards as a result of the Committee’s decision to make one-time, equity-based grants in connection with the promotions of Messrs. Lynch and Klipper and the execution of Messrs. Lynch, Klipper and Lombardi’s new employment agreements. As a result, for Fiscal 2011, the relative mix of compensation for these executives was significantly skewed toward base salary, performance-based annual incentive compensation and discretionary bonuses as a result of the Compensation Committee’s decision to not make additional long-term equity-based grants so soon after these executives received significant equity-based grants in the fourth quarter of Fiscal 2010. For Mr. DeFelice, however, compensation in Fiscal 2011 is skewed towards long-term equity-based awards as a result of his employment agreement. The Company made this equity-based grant to Mr. DeFelice in order to further align the interests of the Company’s senior leadership with the interests of the Company’s stockholders.

Base Salaries

The Company pays its named executive officers a base salary to provide them with a guaranteed minimum compensation level for their annual services. A named executive officer’s base salary is determined by evaluating the responsibilities of the position held, the individual’s experience and the competitive marketplace for executive talent. The base salary is a component of total direct compensation, which is intended to be competitive with the total direct compensation paid to executive officers at peer group companies with comparable qualifications, experience and responsibilities (see “Establishment of Competitiveness” above).

The Compensation Committee usually establishes base salaries of the named executive officers by the end of the first quarter of each fiscal year. However, as previously mentioned, new employment agreements setting forth minimum base salary levels were executed in the fourth quarter of Fiscal 2010 for Messrs. Lynch, Klipper and Lombardi, and Mr. DeFelice’s base salary was determined at the time his new employment agreement was executed in the second quarter of Fiscal 2011. For those reasons, the Compensation Committee decided not to change the base salaries for any of the named executive officers from the base salaries set forth in their employment agreements. In April 2010, Ms. Keating received a modest base salary increase from $550,000 to $575,000 in connection with the Company’s annual review of compensation.

Performance-Based Annual Incentive Compensation

In addition to a base salary, in Fiscal 2011, each of Messrs. Lynch, Lombardi, Klipper and Riggio was granted performance-based annual incentive compensation in the form of cash-settled performance units, payable in accordance with the Company’s stockholder-approved 2009 Incentive Plan. The performance units grant, which vests over a one-year period, is designed to motivate individual and team performance in attaining the current year’s performance goals and business objectives. Ms. Keating participated in the Company’s Incentive Compensation Plan for Home Office Management for Fiscal 2011. Mr. DeFelice received annual incentive compensation for Fiscal 2011 pursuant to his employment agreement.

The performance units granted to each of Messrs. Lynch, Lombardi, Klipper and Riggio have performance targets based on consolidated EBITDA that were established by the Compensation Committee in consultation with the Chairman and the Chief Executive Officer during the Company’s first fiscal quarter. The targets were set in accordance with and based on the Company’s annual budget and financial goals. The Compensation Committee considers consolidated EBITDA (as adjusted for certain strategic and competitive business initiatives) to be an appropriate performance metric for performance units because it reflects sustained earnings and aligns performance-based annual incentive compensation with the interests of stockholders. Generally, the Compensation Committee sets performance targets for performance-based annual incentive compensation so that the relative difficulty of achieving the targets is consistent from year to year.

During the first quarter of Fiscal 2011, the Compensation Committee established a target level of consolidated EBITDA for Fiscal 2011 of $242.3 million. The consolidated EBITDA target, a Company-wide performance metric, was chosen to incentivize these named executive officers to work together to advance the Company’s continuing efforts to integrate its operations as a multi-channel retailer in order to realize operational efficiencies and to provide a superior and seamless experience for customers.

For Fiscal 2011, the Compensation Committee set the amount payable upon the achievement of the performance target according to a sliding scale based on a designated percentage of base salary. The sliding scale provided for no incentive compensation payout if the Company achieved less than 84% of the target and for a maximum incentive compensation payout, as more fully described below, if the Company achieved 112% or more of the target.

In establishing the target payouts for each of Messrs. Lynch, Lombardi, Klipper and Riggio for Fiscal 2011, the Compensation Committee conducted a subjective analysis that took into consideration each of these named executive officer’s prior performance and anticipated future performance and the responsibilities of each named executive officer, both within the Company and as compared to the responsibilities of similarly situated executives in the peer group. The Compensation Committee also considered the payout necessary to achieve the level of total cash compensation and total direct compensation that the Compensation Committee determined was necessary to retain and incentivize each of these named executive officers.

Based on the foregoing, the Compensation Committee set the target payout percentage for performance units granted under the 2009 Incentive Plan at 150% of base salary for each of the named executive officers. Each of Messrs. Lynch, Lombardi, Klipper and Riggio has extensive responsibility within the Company and performs duties that significantly affect the Company’s overall performance and value. Accordingly, each of Messrs. Lynch, Lombardi, Klipper and Riggio was entitled to receive a target incentive compensation of 150% of base salary for achieving between 92% and 108% of the consolidated EBITDA target. They were entitled to receive an additional payment of up to 25% of base salary for achieving up to 112% or more of the consolidated EBITDA target.

Set forth below is a chart showing the sliding scale on which the incentive compensation payment for each of Messrs. Lynch, Lombardi, Klipper and Riggio was based in terms of percentage of each executive’s target incentive compensation payout and the payout as a percentage of base salary.

Level of Achievement of Consolidated EBITDA Target	% of Target Incentive Compensation Payout	% of Base Salary
0% – less than 84%	0%	0%
84% – less than 88%	33%	75%
88% – less than 92%	50%	112.5%
92% – less than 108%	75%	150%
108% – less than 112%	100%	165%
112% +	110%	175%

In the case of Mr. DeFelice, the terms of his employment agreement specify that his annual incentive compensation for Fiscal 2011 will be guaranteed at 40% of his base salary, 50% of which was paid on September 27, 2010, the effective date of his employment agreement, and 50% that was paid on June 30, 2011. The Compensation Committee determined that it was appropriate to grant Mr. DeFelice guaranteed annual incentive compensation for Fiscal 2011 in order to induce him to accept his current position with the Company given the fact that the strategic process had already been announced. For Fiscal 2012, Mr. DeFelice, who is responsible for all of the legal affairs of the Company on a worldwide basis but who does not have direct responsibility for the Company’s financial and operational performance, will participate in the Company’s Incentive Compensation Plan for Home Office Management.

Like Mr. DeFelice, Ms. Keating is responsible for more focused (non-financial and non-operational) areas of the Company’s business. For that reason, Ms. Keating participated in the Company’s Incentive Compensation Plan for Home Office Management for Fiscal 2011 and received a performance target solely based on Company performance. As discussed previously, consolidated EBITDA was chosen to represent Company performance. Due to the change in fiscal year, the evaluation period for Ms. Keating was January 31, 2010 to April 30, 2011 and the incentive compensation for Ms. Keating was based on 15 months of base salary (defined as her base salary on May 2, 2011).

Based on the scope of Ms. Keating’s duties and respective individual capacity to affect the overall performance of the Company, the Compensation Committee set a target annual incentive for Ms. Keating at 40% of her 15-month base salary for achieving between 92% and less than 108% of her performance target, and she was eligible to receive up to an additional 6% of such base salary for achieving up to 112% or more of such performance target.

Set forth below is a chart showing the sliding scale on which Ms. Keating’s incentive compensation payout was based in terms of percentage of the incentive compensation component and the payout as a percentage of her 15-month base salary.

Name	Level of Achievement of Consolidated EBITDA Target	% of Target Incentive Compensation Payout	% of Base Salary
Mary Ellen Keating	0% – less than 84%	0%	0%
	84% – less than 88%	50%	20%
	88% – less than 92%	75%	30%
	92% – less than 108%	100%	40%
	108% – less than 112%	105%	42%
	112% +	115%	46%

Set forth below is a chart showing target and maximum annual performance-based incentive compensation for the named executive officers for Fiscal 2011. For Fiscal 2011, the Company’s consolidated EBITDA was $163.4 million, which was less than the minimum performance level of 84% of the $242.3 million target consolidated EBITDA. Accordingly, the named executive officers, other than Mr. DeFelice, did not receive performance-based annual incentive compensation for Fiscal 2011.

Name	Target Payout as a % of Salary	Payout Range as a % of Salary	Target Incentive Compensation Award	Maximum Award	Actual Award	Actual Award as a % of Salary
William J. Lynch, Jr.	150%	0—175%	$1,350,000	$1,575,000	$0	0%
Joseph J. Lombardi	150%	0—175%	$1,125,000	$1,312,500	$0	0%
Mitchell S. Klipper	150%	0—175%	$1,350,000	$1,575,000	$0	0%
Eugene V. DeFelice	40%	0—46%	$220,000	—	$220,000	40%
Mary Ellen Keating	40%	0—46%	$287,500	$330,625	$0	0%
Leonard Riggio	150%	0—175%	$150,000	$175,000	$0	0%

Discretionary Bonus

Under certain circumstances, the Compensation Committee may deem it appropriate to award discretionary bonuses to the named executive officers. Following the Compensation Committee’s conclusion that the minimum EBITDA performance level was not achieved for Fiscal 2011, the Compensation Committee considered factors that contributed to the actual consolidated EBITDA for Fiscal 2011, including the extraordinary legal and other costs (including the time and attention of management) attendant to the Company’s recent proxy contest, derivative stockholder actions and ongoing review of strategic alternatives. The Compensation Committee determined that all these items were substantially outside of the control of the named executive officers. The Compensation Committee also determined that the proxy contest and review of strategic alternatives, as well as the Company’s recent refinancing, represented significant extraordinary work for the named executive officers. Additionally, the Compensation Committee noted that the named executive officers had taken significant action during the year, and accomplished significant positive results, relating to the NOOK™ (references to NOOK™ include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™ and The All-New NOOK™ eBook Reader devices) and the Company’s digital business, which favored the Company’s long-term strategy and stockholder value creation, but which negatively impacted the Company’s Fiscal 2011 consolidated EBITDA. The Compensation Committee resolved that it was appropriate to grant each of the named executive officers, other than Mr. DeFelice whose annual incentive compensation was guaranteed by the Company in his employment agreement, a special discretionary bonus in an amount equivalent to what such executive would have received had the consolidated EBITDA component of their performance-based annual incentive compensation award been paid out at the 50%-of-target incentive level.

Set forth below is a chart showing the actual discretionary bonus earned by each named executive officer and the actual bonus as a percentage of base salary. For Ms. Keating, her discretionary bonus was based on 15 months of base salary due to the change in fiscal year, as described above in the section entitled “Performance-Based Annual Incentive Compensation”.

Name	Actual Bonus	Actual Bonus as a % of Salary
William J. Lynch, Jr.	$675,000	75%
Joseph J. Lombardi	$562,500	75%
Mitchell S. Klipper	$675,000	75%
Mary Ellen Keating	$143,750	20%
Leonard Riggio	$75,000	75%

In addition to the bonuses set forth above in the chart, the Compensation Committee approved special one-time incentive compensation bonuses for Mr. Lombardi in the amount of $562,500, based on his extraordinary work performed in connection with the Company’s refinancing and review of strategic alternatives, and Ms. Keating in the amount of $150,000 based on her significant contributions to the Company in connection with the Company’s proxy contest.

Long-Term Equity

The Company chooses to grant long-term equity awards, primarily in the form of restricted stock and, more recently, in the form of restricted stock units, to align the interests of the named executive officers with those of the Company’s stockholders, incentivize superior performance over time and foster retention based both on service-based vesting criteria and on the potential appreciation in the value of the underlying stock as a result of each named executive officer’s contributions to the Company. Awards vest according to a service-based vesting schedule and are not subject to the achievement of performance targets. In determining the value of long-term equity awards with which to compensate the named executive officers, the Compensation Committee considers the amount of equity awards issued to similarly situated executives at companies in the peer group, the availability of equity for employee grants and the appropriate balance between cash and equity-based awards.

The Compensation Committee believes that the use of restricted stock and, more recently, restricted stock units, as opposed to options, results in less dilution to stockholders while accomplishing similar objectives—value creation through stock price appreciation and alignment of stockholder and executive officer interests. The Compensation Committee meets during the first quarter of each fiscal year to consider and approve the annual grants of restricted stock and restricted stock units. Awards are granted to the named executive officers, other executive officers and eligible full-time employees based on a formula keyed to a percentage of salary.

As previously mentioned, new employment agreements were executed in the fourth quarter of Fiscal 2010 for Messrs. Lynch, Klipper and Lombardi and grants of long-term awards were made to them in conjunction with executing such employment agreements. Mr. DeFelice received a long-term equity award grant at the time his new employment agreement was executed in the second quarter of Fiscal 2011 under the Company’s stockholder-approved 2009 Incentive Plan. For those reasons, the Compensation Committee decided not to make regular annual long-term equity grants to the named executive officers in Fiscal 2011.

Other Components of Compensation

Retirement Benefits

Each of the named executive officers is entitled to participate in the Company’s tax-qualified defined contribution 401(k) plan on the same basis as all other eligible employees. The 401(k) plan provides the Company’s named executive officers and other employees with a means for accumulating tax-deferred savings for retirement purposes. The Company matches the contributions of participants, subject to certain criteria. Under the terms of the 401(k) plan, as prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), the contribution of any participating employee is limited to the lesser of 75% of annual salary before taxes or a maximum dollar amount ($16,500 for 2011), subject to a $5,500 increase for participants who are age 50 or older. The amount of the Company’s matching payments for each of the named executive officers is set forth in Note 7 to the Summary Compensation Table.

As of December 31, 1999, substantially all employees of the Company were covered under the Company’s Employees’ Retirement Plan (the “Retirement Plan”). The Retirement Plan is a defined benefit pension plan. As of January 1, 2000, the Retirement Plan was amended so that employees no longer earn benefits for subsequent service. The Retirement Plan was frozen to reduce financial volatility and transition the Company’s employees to a more customary defined contribution plan. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999, and the Retirement Plan will continue to hold assets and pay benefits.

A participant’s annual benefit is the sum of (a) 0.7% of the participant’s average annual pay as determined in accordance with the Retirement Plan up to Social Security-covered compensation, multiplied by the participant’s years of credited service, and (b) 1.3% of the participant’s average annual pay as determined in accordance with the Retirement Plan in excess of Social Security-covered compensation, multiplied by the participant’s years of credited service. A participant’s maximum benefit is limited, pursuant to Section 415 of the Code, to $130,000, indexed annually. For 1999, when the Retirement Plan was frozen as described above, compensation recognized under the Retirement Plan was limited to $160,000.

Credited years of service under the Retirement Plan as of April 30, 2011 for the named executive officers are: Mr. Klipper — 11.25 years and Ms. Keating — 2 years. Messrs. Lynch, Lombardi, Riggio and DeFelice are not participants in the Retirement Plan.

The estimated pension benefits accrued by the named executive officers are set forth in the table entitled “Pension Benefits” on page 32 of this Form 10-K/A.

Limited Perquisites and Other Compensation

The Company does not have a formal program providing perquisites to its named executive officers. As described below, Messrs. Lynch, Lombardi and Klipper are entitled to the limited perquisites set forth in their employment agreements and, in addition, Mr. Lynch was entitled to certain compensation and benefits in connection with his hiring by the Company.

The perquisites and other compensation received by the named executive officers are set forth in Note 7 of the Summary Compensation Table.

Employment Agreements with the Named Executive Officers

For a summary of the material terms of the employment agreements with the named executive officers that affect the amounts set forth in the tables following this Compensation Discussion and Analysis, see the discussion under “Narrative to Summary Compensation Table and the Grants of Plan-Based Awards Table” beginning on page 26 of this Form 10-K/A.

Tax Implications

In making its compensation determinations, the Compensation Committee considers the potential impact of Section 162(m) of the Code, which disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1,000,000 in any taxable year paid to its chief executive officer or any of its three other highest paid officers (other than the Chief Financial Officer) unless (a) the compensation is payable solely on account of the attainment of performance goals, (b) the performance goals are determined by a committee of two or more outside directors, (c) the material terms under which compensation is to be paid are disclosed to and approved by stockholders and (d) the determining committee certifies that the performance goals were met. Because it is in the best interests of the Company to qualify to the maximum extent possible the compensation of its executives for deductibility under applicable tax laws, the Company obtained stockholder approval in June 2009 for the 2009 Executive Performance Plan and the 2009 Incentive Plan, which provide for the payment of compensation in compliance with Section 162(m) of the Code, and the Compensation Committee administers those plans in a manner intended to comply with Section 162(m) of the Code. However, it is possible that one or more grants may not qualify as performance-based awards as may be determined by the Internal Revenue Service or that, in limited circumstances, the Company may determine that it is in the best interests of the stockholders to pay awards that do not qualify as performance-based compensation under Section 162(m) of the Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee

George Campbell Jr., Chair

William Dillard, II

David G. Golden

OTHER COMPENSATION RELATED INFORMATION

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has ever been an employee of the Company, and none of them had a relationship requiring disclosure in this Form 10-K/A under Item 404 of SEC Regulation S-K. None of the Company’s executive officers serves, or in Fiscal 2011 served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board or the Company’s Compensation Committee.

Summary Compensation Table

For purposes of the table below, the 13 weeks ended May 2, 2009 (the “2009 Transition Period”) is listed as “2009T”.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Options (4)	Non-Equity Incentive Plan Compensation (5)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
William J. Lynch, Jr.	2011	$900,000	$675,000	$—	$—	$—	$—	$28,181	$1,603,181
Chief Executive Officer	2010	$812,308	$900,000	$11,035,000	$2,860,000	$—	$—	$8,907	$15,616,215
	2009T	$200,000	$300,000	$1,618,000	$—	$—	$—	$170,135	$2,288,135
Joseph J. Lombardi	2011	$750,000	$1,125,000	$—	$—	$—	$—	$13,341	$1,888,341
Chief Financial Officer	2010	$706,154	$—	$3,450,531	$—	$787,500	$—	$11,676	$4,955,861
	2009T	$175,000	$—	$—	$—	$262,500	$—	$6,664	$444,164
	2008	$680,769	$—	$1,402,512	$—	$787,500	$—	$9,989	$2,880,770
Mitchell S. Klipper	2011	$900,000	$675,000	$—	$—	$—	$13,302	$43,114	$1,631,416
Chief Executive Officer	2010	$812,308	$—	$11,930,695	$—	$1,557,611	$46,830	$32,506	$14,379,950
Barnes & Noble Retail Group	2009T	$200,000	$—	$723,326	$—	$519,204	$—	$11,790	$1,454,320
	2008	$800,000	$—	$1,160,110	$—	$1,557,611	$—	$31,551	$3,549,272
Eugene V. DeFelice	2011	$317,308	$220,000	$807,500	$—	$—	$—	$105,537	$1,450,345
V.P., General Counsel and Corporate Secretary
Mary Ellen Keating	2011	$575,000	$293,750	$—	$—	$—	$2,108	$7,458	$878,316
Senior V.P., Corporate	2010	$508,462	$—	$90,072	$—	$165,000	$7,461	$10,176	$781,171
Communications	2009T	$112,500	$—	$—	$—	$55,000	$—	$7,818	$175,318
Leonard Riggio	2011	$109,231	$75,000	$—	$—	$—	$—	$3,818	$188,049
Chairman	2010	$300,000	$—	$60,013	$—	$337,500	$—	$3,813	$701,326
	2009T	$75,000	$—	$—	$—	$112,500	$—	$954	$188,454
	2008	$300,000	$—	$45,084	$—	$337,500	$—	$3,764	$686,348

(1)	This column represents base salary earned. Mr. Riggio’s base salary was adjusted on May 12, 2010 to a rate of $100,000 in connection with the commencement of his new employment agreement with the Company.
(2)

This column represents discretionary bonuses paid. Discretionary bonuses were paid to each of Messrs. Lynch, Lombardi and Klipper, Ms. Keating and Mr. Riggio in the amounts of $675,000, $562,500, $675,000, $143,750, and $75,000 respectively, in recognition of their service and significant accomplishments in Fiscal 2011 that favored the Company’s long-term strategy and stockholder value creation. In addition, a $562,500 special bonus was paid to Mr. Lombardi based on his extraordinary work performed in connection with the Company’s refinancing and review of strategic alternatives, $220,000 guaranteed annual incentive compensation was paid to Mr. DeFelice under his employment agreement in two equal installments, the first on September 27, 2010 and the second on June 30, 2011, and a $150,000 special bonus was paid to Ms. Keating for additional responsibilities taken on during the year. This column also represents a $1,200,000 annual bonus ($300,000 of which was earned during the 2009 Transition Period and $900,000 of which was earned during Fiscal 2010), which was paid to Mr. Lynch pursuant to an employment agreement dated January 6, 2009 and effective February 2, 2009, previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009. In January 2009, prior to the 2009 Transition Period, Mr. Lynch became entitled to a $1,000,000 signing bonus upon entering into such employment agreement with the Company.
(3)	This column represents the aggregate grant date fair value of awards granted in Fiscal 2011, Fiscal 2010, the 2009 Transition Period and the 52 weeks ended January 31, 2009 (“Fiscal 2008”), computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). Refer to the “Grants of Plan-Based Awards in Fiscal 2011” table for information on awards made in Fiscal 2011. The assumptions used in calculating these amounts are set forth in Note 3 to the Company’s Financial Statements for the fiscal year ended April 30, 2011 which is located on page F-49 of the Company’s Form 10-K. These amounts reflect an estimate of the grant date fair value and may not be equivalent to the actual value recognized by the named executive officer.
(4)	This column represents the aggregate grant date fair value of options granted in Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, computed in accordance with ASC 718. Refer to the “Grants of Plan-Based Awards in Fiscal 2011” table for information on awards made in Fiscal 2011. The assumptions used in calculating these amounts are set forth in Note 3 to the Company’s Financial Statements for the fiscal year ended April 30, 2011 which is located on page F-49 of the Company’s Form 10-K. These amounts reflect an estimate of the grant date fair value and may not be equivalent to the actual value recognized by the named executive officer.
(5)	This column represents the dollar value of performance-based annual incentive compensation earned for performance in Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively, as described in the table below. The performance-based annual incentive compensation for Fiscal 2011 was not earned by the named executive officers, other than Mr. DeFelice, because the Company’s minimum performance level was not achieved, as described in the Compensation Discussion and Analysis of this Form 10-K/A. Mr. DeFelice received annual incentive compensation for Fiscal 2011 that was guaranteed by the Company in his employment agreement and is thus included in the column entitled “Bonus”. For a more complete description of the Company’s performance-based annual incentive compensation program, refer to page 16 of this Form 10-K/A.

Name	Fiscal Year	Annual Incentive Compensation	Additional Bonus (a)	Total
William J. Lynch, Jr.	2011	$—	$—	$—
Joseph J. Lombardi	2011	$—	$—	$—
	2010	$787,500	$—	$787,500
	2009T	$262,500	$—	$262,500
	2008	$787,500	$—	$787,500
Mitchell S. Klipper	2011	$—	$—	$—
	2010	$900,000	$657,611	$1,557,611
	2009T	$300,000	$219,204	$519,204
	2008	$900,000	$657,611	$1,557,611
Eugene V. DeFelice	2011	$—	$—	$—
Mary Ellen Keating	2011	$—	$—	$—

	2010	$165,000	$—	$165,000
	2009T	$55,000	$—	$55,000
Leonard Riggio	2011	$—	$—	$—
	2010	$337,500	$—	$337,500
	2009T	$112,500	$—	$112,500
	2008	$337,500	$—	$337,500

(a)	As the result of the attainment of pre-established targets, Mr. Klipper was awarded additional bonuses in amounts equal to the annual dividend he would have received on the shares of the Company’s common stock reserved for issuance upon the exercise of his options. This bonus was intended to provide incentives to Mr. Klipper both to achieve his respective targets in Fiscal 2010, the 2009 Transition Period and Fiscal 2008 as well as to retain his option holdings in the Company.

(6)	This column represents the increase in the actuarial present value of benefits under the Retirement Plan. Due to higher interest rates in the 2009 Transition Period and Fiscal 2008, the present value under the Retirement Plan decreased from year-end Fiscal 2008 and the 52 weeks ended February 2, 2008 (“Fiscal 2007”), to the 2009 Transition Period and year-end Fiscal 2008, respectively; therefore, the Company included no change for the 2009 Transition Period and Fiscal 2008.
(7)	This column represents the value of all other compensation, as detailed in the table below:

	All Other Compensation Table
Name	Fiscal Year	Long-Term Disability Insurance	Life and AD&D Insurance	Car Allowance	401(k) Company Match	Relocation Costs	Total Other Income
William J. Lynch, Jr.	2011	$—	$381	$18,000	$9,800	$—	$28,181
Joseph J. Lombardi	2011	$—	$4,110	$—	$9,231	$—	$13,341
Mitchell S. Klipper	2011	$3,204	$12,110	$18,000	$9,800	$—	$43,114
Eugene V. DeFelice	2011	$—	$381	$—	$846	$104,310	$105,537
Mary Ellen Keating	2011	$—	$381	$—	$7,077	$—	$7,458
Leonard Riggio	2011	$3,437	$381	$—	$—	$—	$3,818

Grants of Plan-Based Awards in Fiscal 2011

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Value of Stock and Option Awards (4) ($)
		Target (2) ($)	Maximum (2) ($)
William J. Lynch, Jr.	7/27/2010	1,350,000	1,575,000
Joseph J. Lombardi	7/27/2010	1,125,000	1,312,500
Mitchell S. Klipper	7/27/2010	1,350,000	1,575,000
Eugene V. DeFelice	10/1/2010			50,000	$807,500
Mary Ellen Keating	7/27/2010	230,000	264,500
Leonard Riggio	7/27/2010	150,000	175,000

(1)	These columns represent the target payout level and maximum payout level for the performance units granted under the 2009 Incentive Plan to Messrs’ Lynch, Lombardi, Klipper and Riggio, and the target payout level and maximum payout level for Ms. Keating under the Incentive Compensation Plan for Home Office Management for Fiscal 2011. No amounts were earned under the performance units or by Ms. Keating under the Incentive Compensation Plan for Home Office Management because the Company’s minimum performance level was not achieved, as described in the Compensation Discussion and Analysis of this Form 10-K/A. For additional information regarding the Company’s performance-based annual incentive compensation program refer to “Performance-Based Annual Incentive Compensation” in the Compensation Discussion and Analysis on page 16 of this Form 10-K/A.
(2)	The maximum amounts shown in the column reflect values derived from each executive’s internal target incentive compensation percentage of salary. For additional information regarding the 2009 Incentive Plan and the Incentive Compensation Plan for Home Office Management for Fiscal 2011, refer to “Performance-Based Annual Incentive Compensation” in the Compensation Discussion and Analysis on page 16 of this Form 10-K/A.
(3)	This column represents the number of shares of restricted stock granted in Fiscal 2011 to Mr. DeFelice. The grant vests in equal annual installments on the first through fourth anniversaries of the date of grant.
(4)	This column represents the full grant date fair value of stock awards, computed in accordance with ASC 718, granted to Mr. DeFelice. The assumptions used in calculating these amounts are set forth in Note 3 to the Company’s Financial Statements for the fiscal year ending April 30, 2011 which is located on page F-49 of the Company’s Form 10-K.

Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table

Employment Agreements with the Named Executive Officers—General Provisions

The terms of the employment agreements with Messrs. Lynch, Lombardi and Klipper commenced on March 17, 2010, will continue for a period of three years thereafter, and renew each year automatically for one year unless either party gives notice of non-renewal at least 90 days prior to automatic renewal. Following expiration of the initial terms of these employment agreements, the Compensation Committee will consider their continuing appropriateness on an annual basis. Mr. Lynch’s employment agreement superseded his prior employment agreement with the Company, dated January 6,

2009. Mr. Klipper’s employment agreement superseded his prior employment agreement, dated February 18, 2002, as amended.

During Fiscal 2011, the Company entered into new employment agreements with Mr. DeFelice and Mr. Riggio. The terms of the employment agreement with Mr. DeFelice commenced on September 27, 2010. Mr. DeFelice’s employment agreement will continue for a period of three years thereafter, and renew each year automatically for one year unless either party gives notice of non-renewal at least 90 days prior to automatic renewal. Mr. DeFelice was not previously an employee of the Company. The terms of the employment agreement with Mr. Riggio commenced on May 12, 2010. Mr. Riggio’s employment agreement will continue for a period of one year after its May 12, 2010 effective date, and will renew each year automatically for one year unless either party gives notice of non-renewal at least 90 days prior to automatic renewal. Mr. Riggio was not previously a party to an employment agreement.

The annual base salaries of Messrs. Lynch, Lombardi, Klipper, DeFelice and Riggio can be no less than $900,000, $750,000, $900,000, $550,000 and $100,000, respectively, during the terms of their employment under their employment agreements. Messrs. Lynch, Lombardi, Klipper, DeFelice and Riggio are entitled to minimum target annual bonus or incentive compensation amounts of no less than 150% of their annual salaries and Mr. DeFelice is entitled to a minimum target annual bonus or incentive compensation amount of no less than 40% of his annual salary. Each is also eligible for grants of equity-based awards under the Company’s 2009 Incentive Plan.

The employment agreements for Messrs. Lynch, Lombardi and Klipper also provide for certain limited perquisites, including a $1,500 monthly car allowance, $1,000,000 of life insurance, and long-term disability (providing for monthly payments of $12,800) payable during the disability period through the earlier of death or the attainment of age 65. Each of Messrs. Lynch, Lombardi, Klipper and Riggio is entitled to all other benefits afforded to executive officers and employees of the Company.

Under their respective employment agreements with the Company, Messrs. Lynch, Lombardi, Klipper, DeFelice and Riggio are subject to certain restrictive covenants regarding competition, solicitation, confidentiality and disparagement. The non-competition and non-solicitation covenants apply during their employment and for the two-year period following the termination of their employment, and the confidentiality and non-disparagement covenants apply during the term of their respective employment agreements and at all times thereafter.

Employment Agreements with the Named Executive Officers—Severance and Change of Control Benefits

The employment agreements of Messrs. Lynch, Lombardi, Klipper, DeFelice and Riggio provide that each named executive officer’s employment may be terminated by the Company upon death or disability or for “cause”, and (except in the case of Mr. Riggio’s employment agreement) by the named executive officer for “good reason”. If a named executive officer’s employment is terminated due to death or disability, by the Company for “cause” or by the named executive officer without “good reason”, the named executive officer is entitled to payment of base salary through the date of death, disability or termination of employment.

If the employment of Messrs. Lynch, Lombardi or Klipper is terminated by the Company without “cause” or by such named executive officer for “good reason”, such named executive officer is entitled, provided he signs a release of claims against the Company, to lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding three completed years (or, in the case of Mr. Lynch, such lesser number of completed years beginning in February 2009 and ending on the date of termination) and (c) the cost of benefits. In addition, the equity-based awards granted to Messrs. Lynch, Lombardi and

Klipper pursuant to their employment agreements would vest immediately upon a termination of employment by the Company without “cause” or by the named executive officer for “good reason”.

Further, if the employment of Messrs. Lynch, Lombardi or Klipper is terminated by the Company without “cause” or by such named executive officer with “good reason” within two years (or, if applicable, the remainder of the named executive officer’s term of employment under his employment agreement, whichever is longer) following a “change of control” of the Company, such named executive officer is entitled, regardless of whether he signs a release of claims against the Company, to lump-sum severance equal to three times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the executive officer with respect to the preceding three completed years (or, in the case of Mr. Lynch, such lesser number of completed years beginning in February 2009 and ending on the date of termination) and (c) the cost of benefits. However, if such severance payments triggered the “golden parachute” excise tax under Sections 280G and 4999 of the Code, they would be reduced if such reduction would result in a greater after-tax benefit to the named executive officer.

In the event that Mr. DeFelice’s employment is terminated by the Company without “cause” or Mr. DeFelice terminates his employment for “good reason”, then he is entitled, provided he signs a release of claims against the Company (except for a qualifying termination within two years following a “change of control”), to lump-sum severance equal to the product of (x) a multiple equal to (I) two during the period between September 27, 2010 and the fourth anniversary thereof and (II) one at any time thereafter, and (y) the sum of (i) his annual base salary and (ii) (A) in the event that such termination occurs prior to September 27, 2011 and before a “change of control”, $220,000, or (B) in all other cases, the average of the annual incentive compensation actually paid to him with respect to the three completed years preceding the date of his termination and ending on the date of his termination (or such lesser number of completed years beginning on the September 27, 2010). In addition, the equity-based awards granted to Mr. DeFelice pursuant to his employment agreement would vest immediately upon a termination of employment by the Company without “cause” or by Mr. DeFelice for “good reason”. However, if such severance payment triggered the “golden parachute” excise tax under Sections 280G and 4999 of the Code, it would be reduced if such reduction would result in a greater after-tax benefit to Mr. DeFelice.

The triggering events that would result in the change of control severance benefits and the amount of those benefits were selected to provide these named executive officers with a guaranteed level of financial protection upon loss of employment to enable them to focus on the interests of the Company and its stockholders in the event of a potential change of control. They were considered competitive with severance provisions being offered by other companies at the time the agreements were entered into. Following the expiration of the initial term of each employment agreement, the Compensation Committee will consider their continuing appropriateness on an annual basis.

For similar reasons, except as set forth below with respect to certain one-time grants made to Messrs. Lynch, Lombardi, Klipper and DeFelice, all outstanding options and restricted stock awards held by the Company’s employees would vest immediately in the event of a change of control if they were not assumed or substituted for by the successor company. Further, under the option award agreements, if the holder were terminated within 24 months following a change of control, then the unvested options underlying the award or substitute award would immediately vest. Furthermore, under the restricted stock award agreements, if the holder were terminated other than for “cause” within 24 months following a change of control, then the unvested shares of restricted stock underlying the award would immediately vest. Under the option and restricted stock award agreements executed under the 2004 Incentive Plan, “change of control” generally means any of the following: (a) a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the

Securities Exchange Act of 1934, as amended; (b) a merger or consolidation of the Company with another company; or (c) a sale of substantially all of the assets of the Company to another company. Under the option and restricted stock award agreements executed under the 2009 Incentive Plan, “change of control” generally means any of the following: (a) a change in the ownership of the Company; (b) a change in the effective control of the Company; or (c) a change in the ownership of a substantial portion of the Company’s assets, in each case, within the meaning of Section 409A of the Code and the regulations promulgated thereunder. Under the restricted stock award agreement, “cause” generally means (i) a material failure by the holder to perform his or her duties (other than as a result of incapacity due to physical or mental illness) during his or her employment with the Company after written notice of such breach or failure and the holder failed to cure such breach or failure to the Company’s reasonable satisfaction within five days after receiving such written notice; or (ii) any act of fraud, misappropriation, misuse, embezzlement or any other material act of dishonesty in respect of the Company or its funds, properties, assets or other employees.

In addition, the equity-based awards granted to Messrs. Lynch, Lombardi, Klipper and DeFelice pursuant to their current employment agreements would vest immediately upon a change of control (as defined in their employment agreements) in any circumstance.

The estimated payments to be made by the Company to the named executive officers in the event of a change of control are set forth in the table entitled “Potential Payments Upon Termination or Change of Control” on page 32 of this Form 10-K/A.

Employment Agreements with the Named Executive Officers—Defined Terms

“cause”, for purposes of the employment agreements, generally means any of the following: (a) the named executive officer’s engaging in intentional misconduct or gross negligence that, in either case, is injurious to the Company; (b) the named executive officer’s indictment, entry of a plea of nolo contendere or conviction by a court of competent jurisdiction with respect to any crime or violation of law involving fraud or dishonesty (with the exception of misconduct based in good faith on the advice of professional consultants, such as attorneys and accountants) or any felony (or equivalent crime in a non-U.S. jurisdiction); (c) any gross negligence, intentional acts or intentional omissions by the named executive officer that constitute fraud, dishonesty, embezzlement or misappropriation in connection with the performance of the named executive officer’s duties and responsibilities; (d) the named executive officer’s engaging in any act of intentional misconduct or moral turpitude reasonably likely to adversely affect the Company or its business; (e) the named executive officer’s abuse of or dependency on alcohol or drugs (illicit or otherwise) that adversely affects the named executive officer’s job performance; (f) the named executive officer’s willful failure or refusal to properly perform the duties, responsibilities or obligations of the named executive officer’s service for reasons other than disability or authorized leave, or to properly perform or follow any lawful direction by the Company; or (g) the named executive officer’s material breach of the agreement or of any other contractual duty to, written policy of, or written agreement with, the Company.

“change of control”, for purposes of the employment agreements, generally means any of the following: (a) the acquisition by any person or group (other than the executive officer or his or her affiliates or Mr. Riggio or any of his heirs or affiliates) of 40% or more of the Company’s voting securities; (b) the Company’s directors immediately prior to a merger, consolidation, liquidation or sale of assets cease within two years thereafter to constitute a majority of the Board; or (c) the Company’s directors immediately prior to a tender or exchange offer for the Company’s voting securities cease within two years thereafter to constitute a majority of the Board.

“good reason”, for purposes of the employment agreements (other than Mr. Riggio’s, whose agreement does not have a good reason definition), generally means any of the following: (a) a material diminution of authority, duties or responsibilities; (b) a greater than 10% reduction in base salary; (c) the relocation of the Company’s principal executive offices outside of the New York City metropolitan area; or (d) a failure by the Company to make material payments under the agreement.

Description of Plan-Based Awards

Each non-equity incentive plan award and equity-based award reported in the “Grants of Plan-Based Awards in Fiscal 2011” table was granted under the Company’s stockholder-approved 2009 Executive Performance Plan. See “Performance-Based Annual Incentive Compensation” in the Compensation Discussion and Analysis on page 16 of this Form 10-K/A and “Long-Term Equity: Restricted Stock and Options” in the Compensation Discussion and Analysis on page 20 of this Form 10-K/A.

Outstanding Equity Awards at Fiscal 2011 Year End

	Option Awards						Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
		Exercisable	Unexercisable
William J. Lynch, Jr.	4/1/2010	166,666	333,334	(3)	$22.07	3/31/2020	2/2/2009	50,000	$549,500
							4/1/2010	500,000	$5,495,000
Joseph J. Lombardi	6/14/2004	2,070	—		$22.98	6/13/2014	05/09/07	738	$8,111
							04/01/08	722	$7,935
							10/01/08	25,000	$274,750
							08/24/09	5,067	$55,686
							04/01/10	150,000	$1,648,500
Mitchell S. Klipper	2/18/2002	389,219	—		$21.90	2/17/2012	05/09/07	984	$10,814
	2/26/2003	41,534	—		$12.12	2/25/2013	04/01/08	963	$10,583
	3/13/2003	10,615	—		$11.27	3/12/2013	04/01/09	11,112	$122,121
	6/12/2003	328,547	—		$16.38	6/11/2013	08/24/09	5,790	$63,632
	6/14/2004	6,899	—		$22.98	6/13/2014	04/01/10	500,000	$5,495,000
	3/18/2005	100,000	—		$31.96	3/17/2015	04/01/10	22,223	$244,231
Eugene V. DeFelice	—	—	—		—	—	10/01/10	50,000	$549,500
Mary Ellen Keating	7/24/2002	2,482	—		$13.23	7/23/2012	05/09/07	542	$5,957
	3/13/2003	1,660	—		$11.27	3/12/2013	04/01/08	542	$5,957
	6/3/2004	26,538	—		$21.67	6/2/2014	08/24/09	3,259	$35,816
Leonard Riggio	—	—	—		—	—	05/09/07	615	$6,759
							04/01/08	362	$3,978
							08/24/09	2,172	$23,870

(1)	This column represents outstanding grants of shares of restricted stock. Each unvested restricted stock award vests in equal installments on the remaining vesting dates. Set forth in the table below are the remaining vesting dates of all unvested restricted stock awards:

Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Vesting Dates
William J. Lynch, Jr.	2/2/2009	50,000	2/2/2012 and 2/2/2013
	4/1/2010	500,000	4/1/2012 and 4/1/2013
Joseph J. Lombardi	05/09/07	738	5/9/2011
	04/01/08	722	4/1/2012
	10/01/08	25,000	10/1/2011 and 10/1/2012
	08/24/09	5,067	8/24/2011, 8/24/2012 and 8/24/2013
	04/01/10	150,000	4/1/2012 and 4/1/2013
Mitchell S. Klipper	05/09/07	984	5/9/2011
	04/01/08	963	4/1/2012
	04/01/09	11,112	4/1/2012
	08/24/09	5,790	8/24/2011, 8/24/2012 and 8/24/2013
	04/01/10	500,000	4/1/2012 and 4/1/2013
	04/01/10	22,223	4/1/2012 and 4/1/2013
Eugene V. DeFelice	10/01/10	50,000	10/1/2011, 10/1/2012, 10/1/2013 and 10/1/2014
Mary Ellen Keating	05/09/07	542	5/9/2011
	04/01/08	542	4/1/2012
	08/24/09	3,259	8/24/2011, 8/24/2012 and 8/24/2013
Leonard Riggio	05/09/07	615	5/9/2011
	04/01/08	362	4/1/2012
	08/24/09	2,172	8/24/2011, 8/24/2012 and 8/24/2013

(2)	Market values have been calculated using a stock price of $10.99 (closing price of the Company’s common stock on April 29, 2011, the last trading day of Fiscal 2011).
(3)	Granted on April 1, 2010, with all shares vesting in equal installments on the first through third anniversaries of the date of grant.

Option Exercises and Stock Vested in Fiscal 2011

		Option Awards		Stock Awards
Name	Fiscal Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
William J. Lynch, Jr.	2011	—	—	25,000	410,250
Joseph J. Lombardi	2011	—	—	15,646	247,855
Mitchell S. Klipper	2011	—	—	44,688	431,292
Eugene V. DeFelice	2011	—	—	—	—
Mary Ellen Keating	2011	—	—	2,168	31,615
Leonard Riggio	2011	990,740	(1,882,406)	4,504	51,859

(1)	The amounts in this column are calculated by multiplying the number of shares acquired on exercise by the difference between the closing price of the Company’s common stock on the date of exercise and the exercise price of the options.
(2)	The amounts in this column are calculated by multiplying the number of shares vested by the closing price of the Company’s common stock on the date of vesting.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mitchell S. Klipper	Retirement Plan	11.25	129,021	—
Mary Ellen Keating	Retirement Plan	2.00	20,868	—

Effective as of January 1, 2000, the Retirement Plan, a tax-qualified defined benefit plan that had covered substantially all of the Company’s employees, was amended to “freeze” benefits. Accordingly, participants as of December 31, 1999 no longer earned benefits for service with the Company and no new employees became participants in the Retirement Plan after that date. Service with the Company after December 31, 1999 continues to be taken into account for determining whether participants are vested in their accrued benefits on December 31, 1999, if they were not vested on that date. The Retirement Plan continues to pay benefits in accordance with its provisions as in effect on December 31, 1999.

A participant’s annual benefit payable at normal retirement age (65) is equal to the sum of:

(a) 0.7% of the participant’s five-year average annual pay up to the Social Security-covered compensation limit, multiplied by the participant’s years of credited service; and

(b) 1.3% of the participant’s five-year average annual pay in excess of Social Security-covered compensation limit, multiplied by the participant’s years of credited service.

For purposes of the Retirement Plan, pay is the sum of the participant’s base compensation, overtime, incentive compensation and commissions. Pay under the Retirement Plan does not include any amounts paid on or after January 1, 2000, and is limited to the maximum amount permitted under the Code for 1999 ($160,000) and previous years.

The calculation of the present value of accumulated benefit shown in the “Pension Benefits” table assumes a discount rate of 6.0% and mortality under the RP-2000 Mortality Table with projections for May 1, 2011.

Benefits under the Retirement Plan are generally not payable as a lump sum; they are paid as a monthly annuity for the life of the retiree. Participants who retire at the later of age 65 or the completion of five years of service receive an unreduced benefit. Participants may elect early retirement with reduced benefits after attaining age 55 and completing five years of vesting service. An immediate benefit is payable at early retirement equal to the normal retirement benefit, reduced by an annual reduction factor of 6-2/3% for each of the first five years and 3-1/3% for each of the next five years that payment commences prior to age 65.

Participants may elect payment in the form of a 50%, 75% or 100% joint and survivorship annuity or in the form of a ten-year certain and life annuity. Election of these payment forms will result in a lower annuity payment during the retiree’s life.

Potential Payments Upon Termination or Change of Control (1)

Event	William J. Lynch, Jr.	Joseph J. Lombardi	Mitchell S. Klipper	Eugene V. DeFelice	Mary Ellen Keating		Leonard Riggio
Involuntary Termination or Voluntary Termination with Good Reason
Cash severance payment (2)	$3,744,378	$3,515,836	$4,765,786	$1,540,000	—	(3)	—	(3)

Event	William J. Lynch, Jr.	Joseph J. Lombardi		Mitchell S. Klipper	Eugene V. DeFelice	Mary Ellen Keating	Leonard Riggio
Accelerated equity-based awards (4)	$6,044,500	$1,648,500		$5,495,000	$549,500	—	—

Total	$9,788,878	$5,164,336		$10,260,786	$2,089,500	—	—
Death
Accelerated equity-based awards (4)	$6,044,500	$1,994,982		$5,946,381	$549,500	$47,730	$34,608
Health benefits (5)	$4,159	$4,159		$4,159	$4,159	$1,415	$2,830

Total	$6,048,659	$1,999,141		$5,950,540	$553,659	$49,145	$37,438
Disability
Accelerated equity-based awards (4)	$6,044,500	$1,994,982		$5,946,381	$549,500	$47,730	$34,608
Health benefits (6)	$7,362	$7,362		$7,362	$7,362	$2,567	$5,154

Total	$6,051,862	$2,002,344		$5,953,743	$556,862	$50,297	$39,762
Change of Control with Involuntary Termination or Termination with Good Reason
Cash severance payment (2)	$5,616,567	$5,273,754	(3)	$7,148,679	$1,540,000	—	—	(3)
Accelerated equity-based awards (4)	$6,044,500	$1,994,982		$5,946,381	$549,500	$47,730	$34,608

Total	$11,661,067	$7,268,736		$13,095,060	$2,089,500	$47,730	$34,608

(1)	The values in this table reflect estimated payments associated with various termination scenarios, assume a stock price of $10.99 (closing price of the Company’s common stock on April 29, 2011, the last trading day of Fiscal 2011) and include all outstanding grants through the assumed termination date of May 1, 2011. Actual value will vary based on changes in the Company’s common stock price.
(2)	With the exception of Mr. DeFelice, cash severance is equal to the sum of (i) the executive’s annual base salary, (ii) the average of annual incentive compensation actually paid to the executive with respect to the three completed years preceding the date of termination and (iii) the aggregate annual cost of benefits, times the executive’s severance multiple as follows: two times for non-change of control and three times for change of control. Mr. DeFelice would receive cash severance equal to the product of (x) a multiple equal to (I) two during the period between September 27, 2010 and the fourth anniversary thereof and (II) one at any time thereafter, and (y) the sum of (i) his annual base salary and (ii) (A) in the event that such termination occurs prior to September 27, 2011 and non-change of control, $220,000, or (B) in all other cases, the average of the annual incentive compensation actually paid to him with respect to the three completed years preceding the date of his termination and ending on the date of his termination (or such lesser number of completed years beginning on September 27, 2010).
(3)	Neither Ms. Keating nor Mr. Riggio has a formal severance arrangement with the Company. Accordingly, any severance payments would be provided at the Board’s discretion.
(4)

This row represents the value of unvested restricted stock awards that would automatically vest upon a termination due to death, disability or termination following a change of control. With the exception of awards granted in connection with the March 17, 2010 employment agreements for Messrs. Lynch, Lombardi and Klipper, the January 6, 2009 employment agreement with Mr. Lynch and the September 27, 2010 employment agreement with Mr. DeFelice, unvested shares of restricted stock are forfeited upon an involuntary termination, termination for “cause” or termination for

“good reason”. The awards granted under the employment agreements described in the preceding sentence would vest upon a termination of the named executive officer’s employment by the Company without “cause” or by the named executive officer for “good reason”, pursuant to such employment agreements. In addition, under the option award agreements executed pursuant to the Company’s 2009 Incentive Plan and 2004 Incentive Plan, all unvested options are forfeited upon an involuntary termination, death or disability unless otherwise determined by the Compensation Committee; however, any unvested options granted pursuant to Mr. Lynch’s employment agreement will vest upon a change of control, or in the case of a termination by the Company without “cause” or termination by Mr. Lynch with “good reason”. Note that as of the end of Fiscal 2011, none of Mr. Lynch’s option awards were “in the money”; therefore, the value of their acceleration was zero. As of the end of Fiscal 2011, Mr. Lynch was the only named executive officer holding unvested options.
(5)	Following the termination of a named executive officer’s employment due to death, the Company provides the named executive officer’s spouse three months of premiums for medical and dental insurance in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).
(6)	Following the termination of a named executive officer’s employment due to disability, the Company provides the named executive officer a seven-month subsidy for premiums for medical and dental insurance in accordance with COBRA.

For the table above, the amount of potential payments to the named executive officers in the event of the termination of their employment were calculated assuming that such terminations occurred on the last day of Fiscal 2011 (April 30, 2011). For the table above, the amount of potential payments to the named executive officers in the event of a termination of their employment in connection with a change of control were calculated assuming that a change of control occurred on the last day of Fiscal 2011, each named executive officer’s employment terminated on that date due to involuntary termination or for good reason and the successor company did not assume the named executive officer’s option and restricted stock awards.

For a summary of the provisions of the employment agreements with the named executive officers that were effective April 30, 2011 and therefore affect the amounts set forth in the table above in the event of involuntary termination or a change of control, see the discussion on page 32 of this Form 10-K/A. As of April 30, 2011, neither Ms. Keating nor Mr. Riggio was party to agreements providing for severance benefits.

Other than as specified in the named executive officers’ employment agreements, all outstanding options and restricted stock awards held by the Company’s employees, including those held by the named executive officers, would vest immediately in the event of a change of control if they were not assumed or substituted for by the successor company. Further, under the option award agreements, if the holder were terminated within 24 months following a change of control, then the unvested options underlying the award or substitute award would immediately vest. Furthermore, under the restricted stock award agreements, if the holder were terminated other than for “cause” within 24 months following a change of control, then the unvested shares of restricted stock underlying the award would immediately vest. Under the option and restricted stock award agreements executed under the 2004 Incentive Plan, “change of control” generally means any of the following: (a) a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended; (b) a merger or consolidation of the Company with another company; or (c) a sale of substantially all of the assets of the Company to another company. Under the option and restricted stock award agreements executed under the 2009 Incentive Plan, “change of control” generally means any of the following: (a) a change in the ownership of the Company; (b) a change in the effective control of the Company; or (c) a change in the ownership of a substantial portion of the Company’s assets, in each case, within the meaning of Section 409A of the Code and the regulations promulgated thereunder. Under the restricted stock award agreement, “cause” generally means (i) a material failure by the holder to perform his or her duties (other than as a result of incapacity due to physical or mental illness) during his or her employment with the Company after written notice of such breach or failure and the holder failed to cure such breach or failure to the Company’s reasonable satisfaction within five days after receiving such written notice; or (ii) any act of fraud, misappropriation, misuse, embezzlement or any other material act of dishonesty in respect of the Company or its funds, properties, assets or other employees.

In addition, the equity-based awards granted to Messrs. Lynch, Lombardi, Klipper and DeFelice pursuant to their current employment agreements would vest immediately upon a change of control (as defined in their current employment agreements) in any circumstance.

Director Compensation Table

Name	Fiscal Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
George Campbell Jr.	2011	$243,750	$94,510	$338,260
William Dillard, II	2011	$255,000	$94,510	$349,510
David G. Golden	2011	$156,117	$94,510	$250,627
Patricia L. Higgins	2011	$324,617	$94,510	$419,127
Irene R. Miller	2011	$63,185	$94,510	$157,695
Margaret T. Monaco	2011	$245,000	$94,510	$339,510
David A. Wilson	2011	$162,604	$94,510	$257,114

(1)	This column represents the amount of annual cash retainers received by directors during Fiscal 2011. All directors were also reimbursed for travel, lodging and related expenses incurred in attending Board meetings.
(2)	This column represents the aggregate grant date fair value of awards granted in Fiscal 2011, computed in accordance with ASC 718. The assumptions used in calculating these amounts are set forth in Note 3 to the Company’s Financial Statements for the fiscal year ended April 30, 2011 which is located on page F-49 of the Company’s Form 10-K. The values in this column reflect an estimate of the grant date fair value and may not be equivalent to the actual value recognized by the non-employee directors. Refer to the “Fiscal Year 2011 Non-Employee Director Equity Award Table” below for information on awards made in Fiscal 2011.

Narrative to the Director Compensation Table

Annual Retainer

Each non-employee director received an annual Board retainer fee of $50,000, paid in quarterly installments. Audit Committee members received an additional $15,000 annual cash retainer, and the Chair of the Audit Committee received an additional $25,000 annual cash retainer. Compensation Committee members received an additional $10,000 annual cash retainer, and the Chair of the Compensation Committee received an additional $17,500 annual cash retainer. Corporate Governance and Nominating Committee members received an additional $10,000 annual cash retainer, and the Chair of the Corporate Governance and Nominating Committee received an additional $15,000 annual cash retainer. All directors are also reimbursed for travel, lodging and related expenses incurred in attending Board meetings. In addition, during Fiscal 2011, each of the non-employee directors, with the exception of Irene R. Miller, received $20,000 per month in connection with their work on behalf of the Special Committee of the Board formed in connection with the exploration of strategic alternatives for the Company. The Special Committee was chaired by Ms. Higgins, who received an additional $5,000 per month for serving as the Chair.

Equity Compensation

Each non-employee director is eligible for equity award grants under the Company’s 2009 Incentive Plan. The table below illustrates the fair market value of the Fiscal 2011 restricted stock awards on the date of grant and the aggregate number of awards outstanding at fiscal year end for each non-employee director.

Fiscal Year 2011 Non-Employee Director Equity Award Table

Director	Fiscal Year	Restricted Stock Grant Value (1)	Aggregate Restricted Shares Outstanding	Aggregate Options Outstanding (2)
George Campbell Jr.	2011	$94,510	10,146	—
William Dillard, II	2011	$94,510	10,548	48,306
David G. Golden	2011	$94,510	6,157	—
Patricia L. Higgins	2011	$94,510	10,548	20,000
Irene R. Miller	2011	$94,510	10,548	38,306
Margaret T. Monaco	2011	$94,510	10,548	48,306
David A. Wilson	2011	$94,510	6,157	—

(1)	On October 19, 2010, the non-employee directors received a grant of 6,157 shares of restricted stock vesting in equal annual installments on the first through the third anniversaries of the date of grant.
(2)	All options held by the non-employee directors are fully vested.

Compensation Risk Assessment

Our Compensation Committee conducted a risk-assessment of the Company’s compensation programs and practices. This process included a review of the Company’s compensation programs for our employees, including non-executive officers; the identification and review of features of our compensation programs that could potentially encourage excessive or imprudent risk taking of a material nature; and the identification and review of factors that mitigate these risks. Based on the results of the risk assessment, the Compensation Committee noted several risk-mitigating features and effective safeguards against imprudent or unnecessary risk-taking, including:

•	Balanced mix of compensation elements, including cash versus equity compensation, short-term versus long-term awards and financial versus non-financial performance targets.

•

Annual cash incentives under our performance-based annual incentive compensation program that focus employees on corporate, business unit and individual performance, with senior management being evaluated on consolidated EBITDA, a fundamental measure of value creation for stockholders.

•	Regular advice of an outside compensation consultant engaged directly by the Compensation Committee in determining compensation pay structures and amounts.

Based on this process and the results of the risk assessment, the Compensation Committee concluded that the Company’s compensation programs and practices are appropriately structured, well-aligned with stockholders value and do not create risks that are reasonably likely to have a material adverse effect on the Company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of June 30, 2011, by each person known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, by each director and by each executive officer named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. Except as otherwise noted, to the Company’s knowledge, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him, her or it. Unless otherwise indicated, the address of each person listed is c/o Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (1)
Leonard Riggio (2)	17,900,132	29.7%
Ronald W. Burkle, Yucaipa American Management, LLC and related parties (3)	11,894,213	19.8%
Mitchell S. Klipper (4)	1,636,728	2.7%
Stephen Riggio (5)	1,515,950	2.5%
William J. Lynch, Jr. (6)	748,224	1.2%
Joseph J. Lombardi (7)	251,263	*
Margaret T. Monaco (8)	71,699	*
William Dillard, II (9)	67,486	*
Irene R. Miller (10)	58,189	*
Eugene V. DeFelice (11)	50,000	*
Mary Ellen Keating (12)	41,893	*
Patricia L. Higgins (13)	38,710	*
George Campbell Jr. (14)	14,272	*
David G. Golden (15)	6,157	*
David A. Wilson (16)	6,157	*
All Directors and executive officers as a group (20 persons) (17)	22,754,188	36.1%

*	Less than 1%.
(1)	Shares of Common Stock that an individual or group has a right to acquire within 60 days after June 30, 2011 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for computing the percentage ownership of any other person or group shown in the table. As of June 30, 2011, there were 60,211,111 shares of Common Stock issued and outstanding (including shares of unvested restricted stock and shares held in the Company’s 401(k) Plan).
(2)	Includes (a) 4,800,876 shares owned by LRBKS Holdings, Inc. (a Delaware corporation beneficially owned by Mr. Riggio and his wife), (b) 966,500 shares owned by The Riggio Foundation, a charitable trust established by Mr. Riggio, with himself and his wife as trustees, (c) 2,534 shares of restricted stock and (d) 712,473 shares held in a rabbi trust established by the Company for the benefit of Mr. Riggio pursuant to a deferred compensation arrangement. Under this deferred compensation arrangement, Mr. Riggio is entitled to 712,473 shares of Common Stock within 30 days following the earliest of: (a) his death; (b) a sale of all or substantially all of the assets of the Company; or (c) a sale of a “controlling interest” in the Company (defined as 40% or more of the Company’s outstanding Common Stock). Mr. Riggio disclaims voting control of all shares held in this trust arrangement. Some of the shares of Common Stock owned by Mr. Riggio are, and other shares in the future may be, pledged as collateral for loans, including loans which were used to purchase Common Stock.
(3)

This information is based upon a Schedule 13D (and associated amendments) filed with the SEC by Mr. Ronald W. Burkle, Yucaipa American Management, LLC, Yucaipa American Funds, LLC, Yucaipa American Alliance Fund II, LLC, Yucaipa American Alliance Fund II, L.P. and Yucaipa American

Alliance (Parallel) Fund II, L.P. As stated in such Schedule 13D, Mr. Burkle may be deemed to share beneficial ownership of the shares listed in the above table and to share the indirect power to vote and direct the disposition of such shares. The address of such persons is listed as 9130 W. Sunset Boulevard, Los Angeles, California 90069.
(4)	Of these shares, 876,814 are issuable upon the exercise of options and 540,088 are shares of restricted stock.
(5)	Of these shares, 1,415,343 are issuable upon the exercise of options and 6,753 are shares of restricted stock.
(6)	Of these shares, 166,666 are issuable upon exercise of options and 550,000 are shares of restricted stock.
(7)	Of these shares, 2,070 are issuable upon the exercise of options and 180,789 are shares of restricted stock.
(8)	Of these shares, 48,306 are issuable upon the exercise of options and 9,266 are shares of restricted stock.
(9)	Of these shares, 48,306 are issuable upon the exercise of options and 9,266 are shares of restricted stock.
(10)	Of these shares, 38,306 are issuable upon the exercise of options and 9,266 are shares of restricted stock.
(11)	Of these shares, 50,000 are shares of restricted stock.
(12)	Of these shares, 30,680 are issuable upon the exercise of options and 3,801 are shares of restricted stock.
(13)	Of these shares, 20,000 are issuable upon the exercise of options and 9,266 are shares of restricted stock.
(14)	Of these shares, 8,864 are shares of restricted stock.
(15)	Of these shares, 6,157 are shares of restricted stock.
(16)	Of these shares, 6,157 are shares of restricted stock.
(17)	Of these shares, 2,849,530 are issuable upon the exercise of options and 1,467,401 are shares of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company believes that the transactions and agreements discussed below (including renewals of any existing agreements) between the Company and related third parties are at least as favorable to the Company as could have been obtained from unrelated parties at the time they were entered into. The Audit Committee of the Board of Directors utilizes procedures in evaluating the terms and provisions of proposed related party transactions or agreements in accordance with the fiduciary duties of directors under Delaware law. The Company’s related party transaction procedures contemplate Audit Committee review and approval of all new agreements, transactions or courses of dealing with related parties, including any modifications, waivers or amendments to existing related party transactions. The Company tests to ensure that the terms of related party transactions are at least as favorable to the Company as could have been obtained from unrelated parties at the time of the transaction. The Audit Committee considers, at a minimum, the nature of the relationship between the Company and the related party, the history of the transaction (in the case of modifications, waivers or amendments), the terms of the proposed transaction, the Company’s rationale for entering the transaction and the terms of comparable transactions with unrelated third parties. In addition, management and internal audit annually analyzes all existing related party agreements and transactions and reviews them with the Audit Committee.

The Company completed the acquisition (the “Acquisition”) of B&N College from Leonard Riggio and Louise Riggio (“Sellers”) on September 30, 2009 (for further information on this transaction please refer to Note 12 to the Company’s audited financial statements included in its annual report to stockholders). Mr. Riggio is the Chairman of the Company’s Board of Directors and a significant stockholder. The Company is a party to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the “Purchase Agreement”). As part of the Acquisition, the Company acquired the Barnes & Noble trade name that had been owned by B&N College and licensed to the Company (described below). The purchase price paid to the Sellers was $596,000,000 consisting of $346,000,000 in cash and $250,000,000 in Seller Notes (described below). However, the cash paid to the Sellers was reduced by approximately $82,352,000 in cash bonuses paid by B&N College to 192 members of its management team and employees (“Bonus Recipients”), not including Leonard Riggio. Pursuant to the terms of the Purchase Agreement, prior to the closing of the Acquisition, B&N College distributed to the Sellers certain assets that are not related to B&N College’s core business, including common stock in the Company. In connection with such distribution, 667,058 shares of the common stock in the Company previously held by B&N College were transferred to certain of the Bonus Recipients. The Company financed the Acquisition through $250,000,000 of Seller Notes, $150,000,000 from the 2009 Credit Facility and the remainder from both the Company’s and B&N College’s cash on hand.

In connection with the closing of the Acquisition, the Company issued the Sellers (i) a senior subordinated note in the principal amount of $100,000,000 payable in full on December 15, 2010, with interest of 8% per annum payable on the unpaid principal amount (the “Senior Seller Note”), and (ii) a junior subordinated note in the principal amount of $150,000,000 (the “Junior Seller Note”), payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount. The Senior Seller Note was paid on its scheduled due date, December 15, 2010. The Senior Seller Note was unsecured and subordinated to the obligations under the 2009 Credit Facility and certain other senior obligations. The Company had the right to prepay the Senior Seller Note at any time without premium or penalty to the extent not prohibited by senior debt documents, provided that the Company did not have the right to prepay the Junior Seller Note until the Senior Seller Note had been repaid in full. On December 22, 2009, the Company consented to the pledge and assignment of the Senior Seller Note by the Sellers as collateral security. The Junior Seller Note was and is unsecured and subordinated to the obligations under the 2009 Credit Facility and the Amended Credit Facility, as applicable, as well as certain other senior obligations. The Company may prepay the Junior Seller Note at any time without premium or penalty to the extent not prohibited by the Amended Credit Facility and senior debt documents.

Also in connection with the Acquisition, and as set forth in the Purchase Agreement, B&N College made a tax distribution payment of $54,997,000 to the Sellers related to taxes imposed on the Sellers’ pro rata share of B&N College S corporation taxable earnings from January 1, 2009 through the date of Acquisition.

The Company pays COBRA benefits for certain former employees and family members that were on the B&N College health benefit plan (prior to the Acquisition). Leonard Riggio has reimbursed the Company $140,000 to cover such costs, based upon standard COBRA rates, for the period subsequent to Acquisition through Fiscal 2010.

In connection with the Acquisition, B&N College and the Company amended and restated B&N

College’s existing long-term supply agreement (“Supply Agreement”) with MBS Textbook Exchange, Inc. (MBS), which is majority owned by Leonard Riggio, Stephen Riggio (the Company’s Vice Chairman and former Chief Executive Officer) and other members of the Riggio family. MBS is a new and used textbook wholesaler, which also sells textbooks online and provides bookstore systems and distant learning distribution services. Pursuant to the Supply Agreement, which has a term of ten years, and subject to availability and competitive terms and conditions, B&N College will continue to purchase new and used printed textbooks for a given academic term from MBS prior to buying them from other suppliers, other than in connection with student buy-back programs. MBS pays B&N College commissions based on the volume of textbooks sold to MBS each year and with respect to the textbook requirements of certain distance learning programs that MBS fulfills on B&N College’s behalf. MBS paid B&N College $13,031,000 and $7,014,000 related to these commissions in Fiscal 2011 and Fiscal 2010 from the date of Acquisition, respectively. In addition, the Supply Agreement contains restrictive covenants that limit the ability of B&N College and the Company to become a used textbook wholesaler and that place certain limitations on MBS’s business activities. B&N College and Barnes & Noble.com also entered into an agreement with MBS in Fiscal 2011 pursuant to which MBS agrees to purchase at the end of a given semester certain agreed upon textbooks which B&N College and Barnes & Noble.com shall have rented to students during such semester. Total sales to MBS under this program were $506,000 for Fiscal 2011. In addition, B&N College entered into an agreement with MBS in Fiscal 2011 pursuant to which MBS purchases books from B&N College, which have no resale value for a flat rate per box. Total sales to MBS under this program were $427,000 for Fiscal 2011.

The Company purchases new and used textbooks at market prices directly from MBS. Total purchases were $102,573,000, $24,186,000, $1,799,000 and $8,250,000 for Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. Prior to Fiscal 2010, MBS distributed certain proprietary products on behalf of the Company. Net sales received by the Company after deducting MBS fees were $9,000 and $340,000 for the 2009 Transition Period and Fiscal 2008, respectively, and fees paid to MBS were $2,000 and $50,000 during the 2009 Transition Period and Fiscal 2008, respectively. MBS sells used books through the Barnes & Noble.com dealer network. Barnes & Noble.com earned a commission of $5,474,000, $3,115,000, $915,000 and $1,410,000 on the MBS used book sales in Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. In addition, Barnes & Noble.com hosts pages on its website through which Barnes & Noble.com customers are able to sell used books directly to MBS. Barnes & Noble.com is paid a fixed commission on the price paid by MBS to the customer. Total commissions paid to Barnes & Noble.com were $184,000, $172,000, $29,000 and $130,000 for Fiscal 2011, Fiscal 2010, the 2009 Transition Period, and Fiscal 2008, respectively.

In Fiscal 2010, the Company’s wholly owned subsidiary Barnes & Noble Bookquest LLC (“Bookquest”) entered into an agreement with TXTB.com LLC (“TXTB”), a subsidiary of MBS, pursuant to which the Bookquest marketplace database of third party sellers on the Barnes & Noble.com website was made available on the TXTB website. Bookquest receives a fee from third party sellers for sales of Bookquest marketplace items and, upon receipt of such fee, Bookquest remits a separate fee to TXTB for any marketplace items sold on the TXTB website. Total commissions paid to TXTB were $775,000 and $0 during Fiscal 2011 and Fiscal 2010, respectively. Outstanding amounts payable to TXTB were $8,000 and $33,000 for Fiscal 2011 and Fiscal 2010, respectively.

In Fiscal 2011, Barnes & Noble.com entered into an agreement with TXTB pursuant to which Barnes & Noble.com became the exclusive provider of trade books to TXTB customers through www.textbooks.com. TXTB receives a commission from Barnes & Noble.com on each purchase by a TXTB customer. Outstanding amounts payable to TXTB were $4,000 for Fiscal 2011.

Prior to the Acquisition, the Company licensed the “Barnes & Noble” name under a royalty-free license agreement dated February 11, 1987, as amended, from B&N College (the “General License Agreement”). Barnes & Noble.com licensed the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between Barnes & Noble.com and B&N College (the “License Agreement”). Pursuant to the License Agreement, Barnes & Noble.com had been granted an exclusive license to use the “Barnes & Noble” name and trademark in perpetuity for the purpose of selling books over the Internet (excluding sales of college textbooks). Under a separate agreement dated as of January 31, 2001 (the “Textbook License Agreement”), between Barnes & Noble.com, B&N College and Textbooks.com, Barnes & Noble.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to the Textbook License Agreement, Barnes & Noble.com paid Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by Barnes & Noble.com from the sale of books designated as textbooks. Royalty expense was $3,431,000, $973,000 and $5,814,000 during Fiscal 2010 prior to Acquisition, the 2009 Transition Period and Fiscal 2008, respectively, under the terms of the Textbook License Agreement. During Fiscal 2010, subsequent to the closing of the Acquisition, Textbooks.com paid $146,000 to B&N College for funds that were received by Textbooks.com and were earned by B&N College. In connection with the closing of the Acquisition, the Company terminated the Textbook License Agreement and as a result no longer pays a royalty with respect to online textbook sales.

In Fiscal 2010, the Company entered into an Aircraft Time Sharing Agreement with LR Enterprises Management LLC (“LR Enterprises”), which is owned by Leonard Riggio and Louise Riggio, pursuant to which LR Enterprises granted the Company the right to use a jet aircraft owned by it on a time-sharing basis in accordance with, and subject to the reimbursement of certain operating costs and expenses as provided in, the Federal Aviation Regulations (“FAR”). Such operating costs were $932,000 and $429,000 during Fiscal 2011 and Fiscal 2010, respectively. LR Enterprises is solely responsible for the physical and technical operation of the aircraft, aircraft maintenance and the cost of maintaining aircraft liability insurance, other than insurance obtained for the specific flight as requested by the Company, as provided in the FAR. Prior to the Acquisition, the Company used a jet aircraft owned by B&N College and paid for the costs and expenses of operating the aircraft based upon the Company’s usage. Such costs which included fuel, insurance and other costs were $113,000, $420,000 and $1,823,000 during Fiscal 2010 prior to Acquisition, the 2009 Transition Period and Fiscal 2008, respectively, and were included in the accompanying consolidated statements of operations.

The Company has leases for two locations for its corporate offices with related parties: the first location is leased from an entity in which Leonard Riggio has a majority interest and expires in 2013; the second location is leased from an entity in which Leonard Riggio has a minority interest and expires in 2016. The space was rented at an aggregate annual rent including real estate taxes of approximately $4,868,000, $4,889,000, $1,198,000 and $4,681,000 during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively.

The Company leases one of its B&N College stores from a partnership owned by Leonard and Stephen Riggio, pursuant to a lease expiring in 2014. Rent of $862,000 and $512,000 was paid during Fiscal 2011 and Fiscal 2010 from the date of the Acquisition, respectively.

The Company leases an office/warehouse from a partnership in which Leonard Riggio has a 50% interest, pursuant to a lease expiring in 2023. The space was rented at an annual rent of $763,000, $759,000, $186,000 and $810,000 during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. Net of subtenant income, the Company paid $246,000, $241,000, $57,000 and $307,000 during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively.

Prior to the Acquisition, the Company leased retail space in a building in which B&N College subleased space from the Company, pursuant to a sublease expiring in 2020. Pursuant to such sublease, the Company charged B&N College $347,000, $206,000 and $773,000 for such subleased space and other operating costs incurred on its behalf during Fiscal 2010 prior to the Acquisition, the 2009 Transition Period and Fiscal 2008, respectively. The amount paid by B&N College to the Company exceeded the cost per square foot paid by the Company to its unaffiliated third-party landlord.

Prior to the Acquisition, the Company reimbursed B&N College certain operating costs B&N College incurred on the Company’s behalf. These charges were $71,000, $34,000 and $235,000 during Fiscal 2010 prior to the Acquisition, the 2009 Transition Period and Fiscal 2008, respectively. Prior to the Acquisition, B&N College purchased inventory, at cost plus an incremental fee, of $25,187,000, $2,742,000 and $49,172,000 from the Company during Fiscal 2010 prior to the Acquisition, the 2009 Transition Period and Fiscal 2008, respectively. Also prior to the Acquisition, B&N College reimbursed the Company $2,700,000, $926,000 and $3,506,000 for Fiscal year 2010 prior to the Acquisition, the 2009 Transition Period and Fiscal 2008, respectively, for capital expenditures, business insurance and other operating costs incurred on its behalf.

GameStop Corp. (“GameStop”), a company in which Leonard Riggio is a member of the Board of Directors and a minority shareholder, operates departments within some of the Company’s bookstores. GameStop pays a license fee to the Company in an amount equal to 7% of the gross sales of such departments, which totaled $989,000, $1,061,000, $250,000 and $1,250,000 during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. GameStop sells new and used video games and consoles on the Barnes & Noble.com website. Barnes & Noble.com receives a commission on sales made by GameStop. For Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, the commission earned by Barnes & Noble.com was $356,000, $334,000, $76,000 and $531,000, respectively. Until June 2005, GameStop participated in the Company’s worker’s compensation, property and general liability insurance programs. The costs incurred by the Company under these programs were allocated to GameStop based upon GameStop’s total payroll expense, property and equipment, and insurance claim history. GameStop reimbursed the Company for these services $51,000, $128,000, $62,000 and $162,000 during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. Although GameStop secured its own insurance coverage, costs are continuing to be incurred by the Company on insurance claims which were made under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be charged to GameStop at the time incurred.

The Company is provided with national freight distribution, including trucking services by Argix Direct Inc. (“Argix”), a company in which a brother of Leonard and Stephen Riggio owns a 20% interest, pursuant to a transportation agreement expiring in 2012. The Company paid Argix $15,890,000, $16,536,000, $3,820,000 and $16,981,000 for such services during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. At the time of the agreement, the cost of freight delivered to the stores by Argix was comparable to the prices charged by publishers and the Company’s other third party freight distributors. However, due to higher contracted fuel surcharge and transportation costs, Argix’s rates are now higher than the Company’s other third party freight distributors. As a result, the Company amended its existing agreement with Argix effective January 1, 2009. The amendment provides the Company with a $3,000,000 annual credit to its freight and transportation costs for the remaining life of the existing agreement. Argix provides B&N College with transportation services under a separate agreement expiring in 2011. The Company believes that the transportation costs that B&N College paid to Argix are comparable to the transportation costs charged by third party distributors. B&N College paid Argix $1,477,000 and $658,000 for such services during Fiscal 2011 and Fiscal 2010 from the date of Acquisition, respectively. Argix also leases office and warehouse space from the Company in Jamesburg, New Jersey, pursuant to a lease expiring in 2011. The Company charged Argix

$2,719,000, $2,646,000, $736,000 and $2,835,000 for such leased space and other operating costs incurred on its behalf during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively.

The Company used Source Interlink Companies, Inc. (“Source Interlink”) as its primary supplier of music and DVD/video, as well as magazines and newspapers. Leonard Riggio is an investor in an investment company that formerly owned a minority interest in Source Interlink. In addition, Ronald W. Burkle, who owns a minority interest in the Company, also owned a minority interest in Source Interlink through his ownership interests in AEC Associates, LLC. Pursuant to the confirmation order of the United States Bankruptcy Court of the District of Delaware, as of June 19, 2009 (the “Discharge Date”) the equity interests held by the then owners of Source Interlink were discharged, cancelled, released and extinguished. The Company paid Source Interlink $33,979,000, $91,115,000 and $395,294,000 for merchandise purchased at market prices during Fiscal 2010 prior to the Discharge Date, the 2009 Transition Period and Fiscal 2008, respectively. In addition, Source Interlink purchases certain data related to magazine sales of the Company. Source Interlink paid the Company $20,000, $38,000 and $150,000 during Fiscal 2010 prior to the Discharge Date, the 2009 Transition Period and Fiscal 2008, respectively.

The Company uses Digital on Demand as its provider of music and video database equipment and services. Leonard Riggio owns a minority interest in Digital on Demand through the same investment company through which he owned a minority interest in Source Interlink. The Company paid Digital on Demand $1,932,000, $2,593,000, $1,960,000 and $4,893,000 for music and video database equipment and services during Fiscal 2011, Fiscal 2010, the 2009 Transition Period and Fiscal 2008, respectively. This agreement was terminated on May 31, 2011.

Director Independence

Based on information supplied to it by the directors, the Board has affirmatively determined that each of George Campbell Jr., William Dillard, II, David G. Golden, Patricia L. Higgins, Irene R. Miller, Margaret T. Monaco and David A. Wilson is “independent” under the listing standards of the New York Stock Exchange (the “NYSE”), and has made such determinations based on the fact that none of such persons have had, or currently have, any relationship with the Company or its affiliates or any executive officer of the Company or his or her affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

The firm of BDO USA, LLP (“BDO”) has been selected as independent registered public accountants for the Company. The independent registered public accountants examine annual financial statements and provide other non-audit and tax-related services for the Company. The Company and the Audit Committee have considered whether the non-audit services provided by BDO are compatible with maintaining the independence of BDO in its audit of the Company and have determined that, because such services are not considered prohibited services under the Sarbanes-Oxley Act of 2002, such services are compatible with maintaining the independence of BDO.

Audit Fees. For Fiscal 2011 and Fiscal 2010, the Company was billed $1,579,500 and $1,767,900, respectively, by BDO for professional services rendered for the audit of the Company’s annual financial statements and of its internal controls over financial reporting and for reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC.

Audit-Related Fees. In Fiscal 2011, the Company was billed $167,601 by BDO for consultation services concerning financial accounting and reporting standards. The Company was also billed $53,000 and $33,250, respectively, by BDO for employee benefit plan audits and Barnes & Noble College sales audits. In Fiscal 2010, the Company was billed $475,400 by BDO for consultation services concerning financial accounting and reporting standards primarily related to the acquisition and other services related to Barnes & Noble College. The Company was also billed $37,800 by BDO for employee benefit plan audits.

Tax Fees. In Fiscal 2011 and Fiscal 2010, the Company was billed $219,698 and $63,710, by BDO for services related to tax compliance and consultation on tax matters, respectively.

All Other Fees. The Company did not pay to BDO any other fees in Fiscal 2011 and Fiscal 2010.

Pre-approval Policies and Procedures. The Audit Committee Charter adopted by the Board requires that, among other things, the Audit Committee pre-approve the rendering by the Company’s independent auditor of all audit and permissible non-audit services. The Audit Committee has approved all of the services provided by BDO referred to above. The Audit Committee has also authorized the Company’s management in advance to engage the Company’s independent registered public accountants from time to time in the future to perform certain services in areas pre-approved by the Audit Committee that at any one time will not involve more than $25,000 per project and more than $50,000 in the aggregate.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as Exhibits to this form:

Exhibit No.	Description

31.3	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Joseph J. Lombardi
Joseph J. Lombardi
Chief Financial Officer
(principal financial officer)
August 26, 2011