Form 10-Q
period 2011-07-30
BARNES & NOBLE INC
filed 2011-09-08
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

As of August 29, 2011, 60,181,189 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 2,264,164 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 30, 2011

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 30, 2011	July 31, 2010
Sales	$1,418,404	1,395,842
Cost of sales and occupancy	1,030,846	1,044,142

Gross profit	387,558	351,700

Selling and administrative expenses	411,118	382,408
Depreciation and amortization	55,671	56,905

Operating loss	(79,231)	(87,613)
Interest expense, net and amortization of deferred financing fees	9,442	13,263

Loss before taxes	(88,673)	(100,876)
Income taxes	(32,067)	(38,333)

Net loss	(56,606)	(62,543)
Net loss attributable to noncontrolling interests	—	25

Net loss attributable to Barnes & Noble, Inc.	(56,606)	(62,518)

Basic loss per common share

Net loss attributable to Barnes & Noble, Inc.	$(0.99)	(1.12)

Diluted loss per common share

Net loss attributable to Barnes & Noble, Inc.	$(0.99)	(1.12)

Weighted average common shares outstanding
Basic	57,153	55,770
Diluted	57,153	55,770
Dividends declared per common share	$—	0.25

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 30, 2011	July 31, 2010	April 30, 2011
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,353	27,019	59,429
Receivables, net	156,543	111,087	150,294
Merchandise inventories	1,814,436	1,787,683	1,375,362
Prepaid expenses and other current assets	156,632	187,362	161,936

Total current assets	2,149,964	2,113,151	1,747,021

Property and equipment:
Land and land improvements	8,617	8,617	8,617
Buildings and leasehold improvements	1,208,454	1,206,255	1,204,108
Fixtures and equipment	1,690,529	1,613,754	1,670,488

	2,907,600	2,828,626	2,883,213
Less accumulated depreciation and amortization	2,228,562	2,048,760	2,178,562

Net property and equipment	679,038	779,866	704,651

Goodwill	523,006	527,434	524,113
Intangible assets, net	563,034	577,300	566,578
Other noncurrent assets	56,615	62,103	54,103

Total assets	$3,971,657	4,059,854	3,596,466

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 30, 2011	July 31, 2010	April 30, 2011
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,275,708	1,267,786	949,010
Accrued liabilities	704,916	674,461	785,667
Short-term note payable	—	100,000	—

Total current liabilities	1,980,624	2,042,247	1,734,677

Long-term debt	509,600	380,000	313,100
Deferred taxes	279,716	311,158	280,132
Other long-term liabilities	434,334	496,329	448,647
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 90,641, 89,102 and 90,465 shares issued, respectively	91	89	90
Additional paid-in capital	1,327,948	1,290,803	1,323,263
Accumulated other comprehensive loss	(11,630)	(13,212)	(11,630)
Retained earnings	505,773	603,850	562,379
Treasury stock, at cost, 33,453, 33,314 and 33,410 shares, respectively	(1,054,799)	(1,052,935)	(1,054,192)

Total Barnes & Noble, Inc. shareholders’ equity	767,383	828,595	819,910

Noncontrolling interest	—	1,525	—

Total shareholders’ equity	767,383	830,120	819,910

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,971,657	4,059,854	3,596,466

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 30, 2011

(In thousands)

(unaudited)

	Noncontrolling Interest	Barnes & Noble, Inc. Shareholders’ Equity					Total
		Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost
Balance at April 30, 2011	$—	90	1,323,263	(11,630)	562,379	(1,054,192)	$819,910

Comprehensive loss:
Net loss	—	—	—	—	(56,606)	—

Total comprehensive loss							(56,606)
Exercise of 56 common stock options	—	1	677	—	—	—	678
Stock options and restricted stock tax benefits	—	—	(681)	—	—	—	(681)
Stock-based compensation expense	—	—	4,689	—	—	—	4,689
Treasury stock acquired, 43 shares	—	—	—	—	—	(607)	(607)

Balance at July 30, 2011	$—	91	1,327,948	(11,630)	505,773	(1,054,799)	$767,383

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars)

(unaudited)

	13 weeks ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net loss	$(56,606)	(62,543)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	57,006	59,281
Stock-based compensation expense	4,689	5,148
Deferred taxes	691	658
Loss on disposal of property and equipment	111	363
Decrease in other long-term liabilities	(14,313)	(9,574)
Changes in operating assets and liabilities, net	(194,898)	(111,084)

Net cash flows from operating activities	(203,320)	(117,751)

Cash flows from investing activities:
Purchases of property and equipment	(26,625)	(21,424)
Net (increase) decrease in other noncurrent assets	(3,847)	179

Net cash flows used in investing activities	(30,472)	(21,245)

Cash flows from financing activities:
Net increase in credit facility	196,500	119,600
Proceeds from exercise of common stock options	678	49
Excess tax benefit from stock-based compensation	145	694
Purchase of treasury stock	(607)	(579)
Cash dividend paid to shareholders	—	(14,714)

Net cash flows used in financing activities	196,716	105,050

Net decrease in cash and cash equivalents	(37,076)	(33,946)
Cash and cash equivalents at beginning of period	59,429	60,965

Cash and cash equivalents at end of period	$22,353	27,019

Changes in operating assets and liabilities, net:
Receivables, net	$(6,249)	(4,511)
Merchandise inventories	(439,074)	(417,572)
Prepaid expenses and other current assets	5,304	(5,537)
Accounts payable and accrued liabilities	245,121	316,536

Changes in operating assets and liabilities, net	$(194,898)	(111,084)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$10,296	16,761
Income taxes (net of refunds)	$1,844	14,079

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 30, 2011 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 30, 2011 (fiscal 2011).

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has three operating segments: B&N Retail, B&N College and B&N.com (See Note 6).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 30, 2011 are not indicative of the results to be expected for the 52 weeks ending April 28, 2012 (fiscal 2012).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. The Company uses the retail inventory method for 98% of the Company’s merchandise inventories. As of July 30, 2011, July 31, 2010 and April 30, 2011, 70%, 68% and 87%, respectively, of the Company’s inventory on the retail inventory method was valued under the FIFO basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

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

In accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK™ (references to NOOK™ include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™ and The All-New NOOK™ eBook Reader devices) eBook Reader revenue is recognized at the segment point of sale.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the twelve-month period based upon historical spending patterns for Barnes & Noble Members.

(4) Research and Development Costs for Software Products

Software development costs for products to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and therefore research and development costs are generally expensed as incurred.

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 30, 2011 and July 31, 2010, participating securities in the amounts of 3,469,589 and 2,407,964, respectively, were excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options were also excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted earnings (loss) per share calculation:

	13 weeks ended
	July 30, 2011	July 31, 2010
Numerator for basic loss per share:
Net loss attributable to Barnes & Noble, Inc.	$(56,606)	$(62,518)
Less allocation of earnings and dividends to participating securities	—	—

Net loss available to common shareholders	$(56,606)	$(62,518)
Numerator for diluted loss per share:
Net loss available to common shareholders	$(56,606)	$(62,518)
Effect of dilutive options	—	—

Net loss available to common shareholders	$(56,606)	$(62,518)
Denominator for basic and diluted loss per share:
Basic weighted average common shares	57,153	55,770
Average dilutive options	—	—

Diluted weighted average common shares	57,153	55,770
Basic loss per common share
Net loss attributable to Barnes & Noble, Inc.	$(0.99)	$(1.12)
Diluted loss per common share
Net loss attributable to Barnes & Noble, Inc.	$(0.99)	$(1.12)

(6) Segment Reporting

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has determined that it has three operating segments: B&N Retail, B&N College and B&N.com.

B&N Retail

This segment includes 704 bookstores as of July 30, 2011, primarily under the Barnes & Noble Booksellers trade name. The 704 Barnes & Noble stores generally offer a NOOK™ Boutique/Counter, a

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

comprehensive title base, a café, a children’s section, a Toys & Games department, a DVD/BluRay department, a music department, a magazine section, a gift section, a bargain section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

B&N College

This segment includes 635 stores as of July 30, 2011 that are primarily school-owned stores operated under contracts by B&N College. The 635 B&N College stores generally sell textbooks, and course-related materials, emblematic apparel and gifts, trade books, computer products and NOOKTM eBook Readers, school and dorm supplies, and convenience and café items.

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

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended
	July 30,	July 31,
	2011	2010
B&N Retail	$1,000,565	$1,026,269
B&N College	219,791	224,861
B&N.com	198,048	144,712

Total	$1,418,404	$1,395,842

Depreciation and Amortization

	13 weeks ended
	July 30,	July 31,
	2011	2010
B&N Retail	$37,936	$39,403
B&N College	10,849	10,568
B&N.com	6,886	6,934

Total	$55,671	$56,905

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

Operating Profit (Loss)

	13 weeks ended
	July 30,	July 31,
	2011	2010
B&N Retail	$7,582	$(13,879)
B&N College	(21,652)	(20,102)
B&N.com	(65,161)	(53,632)

Total	$(79,231)	$(87,613)

Capital Expenditures

	13 weeks ended
	July 30,	July 31,
	2011	2010
B&N Retail	$10,009	$9,864
B&N College	8,933	7,177
B&N.com	7,683	4,383

Total	$26,625	$21,424

Total Assets

	July 30, 2011	July 31, 2010
B&N Retail	$2,422,983	$2,493,130
B&N College	1,288,644	1,300,344
B&N.com	260,030	266,380

Total	$3,971,657	$4,059,854

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	July 30,	July 31
	2011	2010
Reportable segments operating profit	$(79,231)	$(87,613)
Interest, net	9,442	13,263

Consolidated loss before taxes	$(88,673)	$(100,876)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

(7) Changes in Intangible Assets and Goodwill

		As of July 30, 2011
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5-25	$257,410	$(20,589)	$236,821
Author contracts	10	18,461	(15,666)	2,795
Technology	5-10	5,850	(1,825)	4,025
Distribution contracts	10	8,325	(4,461)	3,864
Other	3-10	4,639	(4,021)	618

		$294,685	$(46,562)	$248,123

Unamortizable intangible assets
Trade name				$293,400
Copyrights				175
Publishing contracts				21,336

				$314,911

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, except for the customer relationships related to the Fictionwise acquisition that are being amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 13 weeks ended July 30, 2011	$3,544
For the 13 weeks ended July 31, 2010	$3,676

Estimated Amortization Expense:
(12 months ending on or about April 30)
2012	$14,146
2013	$13,815
2014	$13,078
2015	$11,293
2016	$11,241

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

The changes in the carrying amount of goodwill by segment for the 13 weeks ended July 30, 2011 are as follows:

	B&N Retail Segment	B&N College Segment	B&N.com Segment	Total Company
Balance as of April 30, 2011	$225,336	274,070	24,707	$524,113
Benefit of excess tax amortization (a)	—	—	(1,107)	(1,107)

Balance as of July 30, 2011	$225,336	274,070	23,600	$523,006

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company recognized gift card breakage of $5,295 and $4,984 during the 13 weeks ended July 30, 2011 and July 31, 2010, respectively. The Company had gift card liabilities of $301,249 and $286,310 as of July 30, 2011 and July 31, 2010, respectively, which amounts are included in accrued liabilities.

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under a junior seller note related to the acquisition of B&N College. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities and store closing expenses. The Company had the following long-term liabilities at July 30, 2011, July 31, 2010 and April 30, 2011:

	July 30, 2011	July 31, 2010	April 30, 2011
Deferred Rent	$257,899	$313,325	$271,451
Junior Seller Note	150,000	150,000	150,000
Other	26,435	33,004	27,196

Total long-term liabilities	$434,334	$496,329	$448,647

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

(10) Income Taxes

As of July 30, 2011, the Company had $16,949 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,426 accrued for interest and penalties, which is included in the $16,949 of unrecognized tax benefits noted above.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, other investments, accounts payable and accrued liabilities. The fair values of cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Seller Note is consistent with comparable market debt issues.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

(12) Credit Facility

On April 29, 2011, the Company entered into an amended and restated credit agreement (the Amended Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, which amends and restates the Credit Agreement entered into on September 30, 2009. Under the Amended Credit Agreement, Lenders are providing up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility (the Amended Credit Facility), which is secured by eligible inventory with the ability to include eligible real estate and accounts receivable and related assets. Borrowings under the Amended Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Amended Credit Agreement). In addition, the Company has the option to request an increase in commitments under the Amended Credit Agreement by up to $300,000, subject to certain restrictions.

The Amended Credit Agreement requires Availability (as defined in the Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the Amended Credit Agreement) and (ii) $50,000. In addition, the Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

(13) Stock-Based Compensation

For the 13 weeks ended July 30, 2011 and July 31, 2010, the Company recognized stock-based compensation expense included in selling and administrative expenses as follows:

	13 weeks ended
	July 30, 2011	July 31, 2010
Restricted Stock Expense	$4,080	4,910
Restricted Stock Units Expense	371	—
Stock Option Expense	238	238

Stock-Based Compensation Expense	$4,689	5,148

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $515 and $613 for the 13 weeks ended July 30, 2011 and July 31, 2010, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended July 30, 2011 and July 31, 2010.

(15) Acquisition of Noncontrolling Interest

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

(16) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010 and October 29, 2010, and as may be further amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company’s outstanding common stock or a person or group that already beneficially owns 20% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of the Company’s outstanding

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price. In connection with the 2010 Annual Meeting of Stockholders, held on September 28, 2010, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. submitted a non-binding proposal requesting the Board of Directors amend the Rights Agreement to increase the beneficial ownership threshold in the Rights Agreement from 20% to 30%. A majority of the votes cast by stockholders at the 2010 Annual Meeting of Stockholders were against this non-binding proposal. On October 28, 2010 the Board of Directors of the Company gave notice of a Special Meeting of Stockholders on November 17, 2010 to seek stockholder ratification of the Rights Agreement. At the November 17, 2010 Special Meeting, the holders of a majority of the outstanding Common Stock entitled to vote at that Special Meeting voted to ratify the Board’s adoption of the Rights Agreement. See Note 17 for a description of certain legal proceedings with respect to the Rights Agreement.

(17) Legal Proceedings

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

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

A Settlement Agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, and executed by the Company. Preliminary approval of the settlement was granted by the court on June 10, 2009, and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. On August 25, 2011, the District Court ruled that the last remaining appellant of the decision granting final approval of the settlement has no standing to object to the settlement.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011. The parties have reached a tentative settlement of this matter. On August 29, 2011, the Court continued a hearing to consider granting preliminary approval of the settlement until October 4, 2011.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

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

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. Briefing on the motion is complete.

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On March 21, 2011, Microsoft Corp. submitted a complaint to the U.S. International Trade Commission (U.S. ITC), encaptioned Certain Handheld Electronic Computing Devices, Related Software and Components Thereof, Inv. No. 337-TA-769, requesting that the U.S. ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint was subsequently amended on April 8, 2011. The complaint alleges that the importation into the United States, sale for importation, and/or sale within the United States after importation of Barnes & Noble, Inc.’s and Barnes & Noble.com’s NOOK™ and NOOK Color™ products infringe certain claims of U.S. Patent Nos. 5,778,372 (the ’372 patent), 6,339,780 (the ’780 patent), 5,889,522 (the ’522 patent), 6,891,551 (the ’551 patent) and 6,957,233 (the ’233 patent) and requests that the U.S. ITC issue a permanent exclusion order and permanent cease and desist order with respect to these products. On April 1, 2011, the U.S. ITC published a Notice in the Federal Register soliciting comments on any public interest issues raised by the complaint. Barnes & Noble, Inc. and Barnes & Noble.com submitted comments in an April 7, 2011 letter. On

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

April 19, 2011, the ITC served Barnes & Noble, Inc. and Barnes & Noble.com with a Notice of Investigation. On April 25, 2011, the U.S. ITC published the Notice of Investigation in the Federal Register. On May 10, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a response to the complaint denying that they have engaged in any action that would constitute unlawful importation into the United States, sale for importation, or sale within the United States after importation. The response also sets forth six affirmative defenses, including a patent misuse defense. On June 6, 2011, Microsoft moved to strike Barnes & Noble, Inc.’s and Barnes & Noble.com’s patent misuse defense. The Administrative Law Judge (ALJ) has not yet ruled on that motion to strike, but, on July 19, 2011, he ordered that discovery should proceed on the patent misuse defense while the motion is under consideration.

The parties filed their discovery statements on May 16, 2011, and a telephonic preliminary conference before the ALJ took place on June 2, 2011. On June 16, 2011, the parties submitted a joint proposed procedural schedule which the ALJ approved on June 17, 2011. The schedule calls for the end of discovery by December 6, 2011. The ALJ has set a target date of August 27, 2012 with a final determination filed no later than April 27, 2012, and set a pre-hearing conference and tutorial for February 6, 2012 with the hearing to commence immediately thereafter and to conclude no later than February 15, 2012.

On the same day that it submitted its original complaint to the U.S. ITC, Microsoft also filed a complaint against Barnes & Noble, Inc., Barnes & Noble.com, and a number of other defendants in the United States District Court for the Western District of Washington. The district court complaint also alleges that Barnes & Noble, Inc. and Barnes & Noble.com are infringing the ‘372, ‘780, ‘522, ‘551 and ‘233 patents through the sale in the United States and the importation into the United States of the NOOK™ and NOOK Color™ products. Barnes & Noble, Inc. and Barnes & Noble.com answered the district court complaint on April 25, 2011. On May 18, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a motion to stay the district court litigation until the ITC’s determination in the ITC investigation becomes final. On June 8, 2011, the district court granted the motion to stay.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. The Company is evaluating its options to respond to the Complaint as well as its defenses to class certification and on the merits.

Rhonda Burstein v. Hachette Book Group, Inc., et al.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2011 and July 31, 2010

(Thousands of dollars, except per share data)

(unaudited)

On August 12, 2011, a purported class action complaint was filed against Hachette Book Group, Inc., Harper Collins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., Simon & Schuster, Inc., Random House, Inc., (collectively, the “Publisher Defendants”) and Apple, Inc., Amazon.Com, Inc., and Barnes & Noble, Inc. (collectively with the Publisher Defendants, the “Defendants”) in the United State District Court for the Southern District of New York on behalf of purchasers of eBooks of Publisher Defendants through Apple, Amazon, Barnes & Noble and other eBook retailers. The complaint generally alleges a horizontal price fixing and a vertical conspiracy among the Defendants to restrain trade in the consumer retail market of eBooks in the United States in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and Section 2 of the Sherman Act, 15 U.S.C. §2. The complaint generally seeks treble damages in an undetermined amount sustained pursuant to Section 4 of the Clayton Act 15 U.S.C. § 15, costs and fees, and injunctive relief. The Company denies liability and intends to vigorously defend its interests.

(18) Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011 and must be applied retrospectively.

(19) Subsequent Events

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty), a subsidiary of Liberty Media Corporation, pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000, in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock, to be paid quarterly and subject to adjustment in certain circumstances. The entry into the investment agreement and the issuance and sale of the Preferred Stock was approved by the Company’s Board of Directors following a recommendation made by a Special Committee of the Board of Directors. In light of the investment by Liberty, the Company and Liberty Media Corporation have ceased discussions regarding Liberty Media Corporation’s previously announced acquisition proposal. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations of the Company, which was filed with the Secretary of State of the State of Delaware on August 18, 2011. On August 18, 2011, the Company amended the Rights Agreement to reflect the issuance of the Preferred Stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations for the 13 week periods ended July 30, 2011 and July 31, 2010, changes in shareholders’ equity for the 13 week period ended July 30, 2011, and cash flows for the 13 week periods ended July 30, 2011 and July 31, 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of April 30, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated June 29, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York

September 8, 2011

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $22 million as of July 30, 2011, compared with $27 million as of July 31, 2010.

Merchandise inventories increased $26.8 million, or 1.5%, to $1.814 billion as of July 30, 2011, compared with $1.788 billion as of July 31, 2010. This increase was primarily due to additional inventories to support the growth in the eReader, digital accessories and Toys & Games businesses. These increases were offset by declines in the trade book and textbook inventories in line with its comparable sales decline in those categories.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $26.6 million and $21.4 million during the 13 weeks ended July 30, 2011 and July 31, 2010, respectively.

On April 29, 2011, the Company entered into an amended and restated credit agreement (the Amended Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, which amends and restates the Credit Agreement entered into on September 30, 2009. Under the Amended Credit Agreement, Lenders are providing up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility (the Amended Credit Facility), which is secured by eligible inventory with the ability to include eligible real estate and accounts receivable and related assets. Borrowings under the Amended Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Amended Credit Agreement). In addition, the Company has the option to request an increase in commitments under the Amended Credit Agreement by up to $300,000, subject to certain restrictions.

The Amended Credit Agreement requires Availability (as defined in the Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the Amended Credit Agreement) and (ii) $50,000. In addition, the Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

The Company had $509.6 million of outstanding debt under its Credit Facility as of July 30, 2011 compared with $380.0 million as of July 31, 2010. The increase in debt was primarily due to digital investments.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000, in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances. The entry into the investment agreement and the issuance and sale of the Preferred Stock was approved by the Company’s Board of Directors following a recommendation made by a Special Committee of the Board of Directors. In light of the investment by Liberty, the Company and Liberty Media Corporation have ceased discussions regarding Liberty Media’s previously announced acquisition proposal. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations of the Company, which was filed with the Secretary of State of the State of Delaware on August 18, 2011. For further detail, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities and the capacity under the Amended Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has three operating segments: B&N Retail, B&N College and B&N.com.

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

Business Overview

The Company’s financial performance has been adversely impacted in recent years by a number of factors, including the economic downturn, increased competition and the expanding digital market.

The Company’s core business is the operation of B&N Retail and B&N College stores, from which it derives the majority of its sales and net income. B&N Retail comparable store sales have declined in recent years due to lower consumer traffic. Even as the economy improves, the Company expects these trends to continue as consumer spending patterns shift toward internet retailers and digital content. The Company faces increasing competition from the expanding market for electronic books, or “eBooks”, eBook readers and digital distribution of content. In addition, one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. is in the process of liquidating all of its stores under Chapter 11 of the Bankruptcy Code. The Company expects B&N Retail’s sales to be temporarily negatively impacted during the course of the liquidation, and once all of its stores are closed, the Company expects to realize incremental sales in those markets.

Despite these challenges, the Company believes it has attractive opportunities for future development.

The Company has leveraged its unique assets, iconic brands and reach to become a leader in the distribution of digital content. In 2009, the Company entered the eBook market with its acquisition of Fictionwise, a leader in the eBook marketplace, and the popularity of its eBook site continues to grow. Since then, the Company launched its NOOK™ brand of eReading products, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK™, customers gain access to the Company’s expansive NOOK Bookstore™ of more than two million digital titles, and the ability to enjoy content across a wide array of popular devices. The Company’s eBook market share has grown to over 26%.

In October 2010, Barnes & Noble introduced NOOK Color™, the first full-color touch Reader’s Tablet, complementing its NOOK 1st Edition™ and NOOK Wi-Fi 1st Edition™ devices, which offer a paper-like reading experience with a color touch screen for navigation. Most recently, the Company has introduced The All-New NOOK™, The Simple Touch Reader™, the easiest-to-use, most intuitive eReader available that is ultra light, features best-in-class battery performance, a 6-inch full touchscreen and the most advanced E Ink Pearl display at a desirable market price point. In addition to NOOK™ devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK™ software specific application, which has won the Webby People’s Voice Award. Customers can use Barnes & Noble’s free eReading software to access and read books from their personal Barnes & Noble digital library on devices including iPad™, iPhone®, Android™ smartphones and tablets, BlackBerry® and other smartphones, as well as most laptops or full-sized desktop computers. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK™ products and software-enabled devices and BN.com. The Company also offers NOOK Newsstand™, which provides an extensive selection of digital newspapers and magazines, available in both subscription and single copy format, NOOK Kids™, a collection of digital picture and chapter books for children and NOOK Study™, an innovative study platform and software solution for higher education.

As digital and electronic sales become a larger part of its business, the Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset. The Company plans to integrate its traditional retail, trade book and college bookstores businesses with its electronic and internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with the NOOK™ in the Company’s stores.

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. The Company does not expect to open retail stores in new geographic markets or expand the total number of retail stores in the near future.

B&N College provides direct access to a large and well-educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery.

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of its online and digital businesses.

Strategic alternative process. On August 3, 2010, the Company’s Board of Directors created a Special Committee to review strategic alternatives, including a possible sale of the Company. On May 19, 2011, the Company announced that the Special Committee received a proposal from Liberty Media Corporation to acquire the Company. Following the entry by the Company into the investment agreement between the Company and Liberty, the Company and Liberty Media Corporation have ceased discussions regarding Liberty Media Corporation’s previously announced acquisition proposal. For further detail, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.

Results of Operations

13 weeks ended July 30, 2011 compared with the 13 weeks ended July 31, 2010

Sales

The following table summarizes the Company’s sales for the 13 weeks ended July 30, 2011 and July 31, 2010:

	13 weeks ended
Dollars in thousands	July 30, 2011	% Total	July 31, 2010	% Total
B&N Retail	$1,000,565	70.5%	$1,026,269	73.5%
B&N College	219,791	15.5%	224,861	16.1%
B&N.com	198,048	14.0%	144,712	10.4%

Total Sales	$1,418,404	100.0%	$1,395,842	100.0%

During the 13 weeks ended July 30, 2011, the Company’s sales increased $22.6 million, or 1.6%, to $1.42 billion from $1.40 billion during the 13 weeks ended July 31, 2010. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 13 weeks ended July 30, 2011 decreased $25.7 million, or 2.5%, to $1.0 billion from $1.03 billion during the same period a year ago, and accounted for 70.5% of total Company sales. This decrease was primarily attributable to a 1.6% decrease in comparable store sales, which decreased sales by $15.3 million and by closed stores that decreased sales by $14.0 million. The 1.6% decrease in comparable sales was primarily due to the decline in trade books offset by strong sales of digital products and the expansion into areas such as Toys & Games. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., a wholly-owned subsidiary of the Company.

•

B&N College sales decreased $5.1 million, or 2.3%, to $219.8 million during the 13 weeks ended July 31, 2011 from $224.9 million during the 13 weeks ended July 31, 2010. This decrease was primarily attributable to a 1.8% decrease in comparable store sales, which decreased sales by $5.7 million, and by closed stores that decreased sales by $2.4 million, offset by new B&N College stores that contributed to an increase in sales of $3.7 million. This decrease in comparable sales was primarily due to lower textbook and trade book sales partially offset by higher general merchandise sales and the expansion of textbook rentals.

•

B&N.com sales increased $53.3 million, or 36.9%, to $198.0 million during the 13 weeks ended July 30, 2011 from $144.7 million during the 13 weeks ended July 31, 2010. Comparable sales for B&N.com increased 64.5% for the 13 weeks ended July 30, 2011. This increase to sales was primarily due to higher device and digital content sales, offset by lower physical book sales volume.

During the 13 weeks ended July 30, 2011, the Company had no store openings and one store closing, ending the period with 704 Barnes & Noble stores with 18.4 million square feet. During the 13 weeks ended July 30, 2011, the Company added 14 B&N College stores and closed 15, ending the period with 635 B&N College stores. As of July 30, 2011, the Company operated 1,339 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 30, 2011	% of Sales	July 31, 2010	% of Sales
B&N Retail	$705,699	70.5%	$730,598	71.2%
B&N College	168,635	76.7%	174,164	77.5%
B&N.com	156,512	79.0%	139,380	96.3%

Total Cost of Sales and Occupancy	$1,030,846	72.7%	$1,044,142	74.8%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 30, 2011, cost of sales and occupancy decreased $13.3 million, or 1.3%, to $1.03 billion from $1.04 billion during the 13 weeks ended July 31, 2010. Cost of sales and occupancy decreased as a percentage of sales to 72.7% from 74.8% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 70.5% from 71.2% during the same period one year ago. This decrease was primarily attributable to higher margins realized through improved efficiencies associated with NOOK hardware, higher gross margins in the Company’s growing Toys & Games department, and lower occupancy costs offset by the negative comparable sales of trade books.

•

B&N College cost of sales and occupancy decreased to 76.7% from 77.5% during the same period one year ago. This decrease was primarily attributable to higher textbook rentals and general merchandise sales that have higher margins.

•

B&N.com cost of sales and occupancy decreased as a percentage of sales to 79.0% from 96.3% during the same period one year ago. This decrease was primarily attributable to higher mix of more profitable digital content sales, as well as higher margins realized through improved efficiencies associated with NOOK hardware.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 30, 2011	% of Sales	July 31, 2010	% of Sales
B&N Retail	$249,347	24.9%	$270,147	26.3%
B&N College	61,959	28.2%	60,231	26.8%
B&N.com	99,812	50.4%	52,030	36.0%

Total Selling and Administrative Expenses	$411,118	29.0%	$382,408	27.4%

Selling and administrative expenses increased $28.7 million, or 7.5%, to $411.1 million during the 13 weeks ended July 30, 2011 from $382.4 million during the 13 weeks ended July 31, 2010. Selling and administrative expenses increased as a percentage of sales to 29.0% from 27.4% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 24.9% from 26.3% during the same period one year ago due primarily to increased store productivity and lower legal costs.

•

B&N College selling and administrative expenses increased as a percentage of sales to 28.2% from 26.8% during the same period one year ago primarily attributable to the deleveraging of payroll on the increase in textbook rentals.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 50.4% from 36.0% during the same period one year ago. This increase was primarily attributable to increased costs to support digital growth including advertising to support the launch of the NOOK™, The Simple Touch Reader™.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 30, 2011	% of Sales	July 31, 2010	% of Sales
B&N Retail	$37,936	3.8%	$39,403	3.8%
B&N College	10,849	4.9%	10,568	4.7%
B&N.com	6,886	3.5%	6,934	4.8%

Total Depreciation and Amortization	$55,671	3.9%	$56,905	4.1%

During the 13 weeks ended July 30, 2011, depreciation and amortization decreased $1.2 million, or 2.2%, to $55.7 million from $57.0 million during the same period one year ago.

Operating Profit (Loss)

	13 weeks ended
Dollars in thousands	July 30, 2011	% of Sales	July 31, 2010	% of Sales
B&N Retail	$7,582	0.8%	$(13,879)	-1.4%
B&N College	(21,652)	-9.9%	(20,102)	-8.9%
B&N.com	(65,161)	-32.9%	(53,632)	-37.1%

Total Operating Loss	$(79,231)	-5.6%	$(87,613)	-6.3%

The Company’s consolidated operating loss decreased $8.4 million, or 9.6%, to $79.2 million during the 13 weeks ended July 30, 2011 from $87.6 million during the 13 weeks ended July 31, 2010. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 30, 2011	July 31, 2010	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$9,442	$13,263	-28.8%

Net interest expense and amortization of deferred financing fees decreased $3.8 million, to $9.4 million during the 13 weeks ended July 30, 2011 from $13.3 million during the 13 weeks ended July 31, 2010. This decrease was primarily due to the more favorable rates on the amended Credit Facility and the payoff of the senior note in December 2010, relating to the acquisition of B&N College.

Income Taxes

	13 weeks ended
Dollars in thousands	July 30, 2011	Effective Rate	July 31, 2010	Effective Rate
Income Taxes	$(32,067)	36.2%	$(38,333)	38.0%

The Company had income tax benefit of $32.1 million during the 13 weeks ended July 30, 2011 compared with an income tax benefit of $38.3 million during the 13 weeks ended July 31, 2010. The Company’s effective tax rate was 36.2% and 38.0% for the 13 weeks ended July 30, 2011 and July 31, 2010, respectively.

Net Income (Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests of $0.03 million during the 13 weeks ended July 31, 2010. The noncontrolling interest relates to the 50% outside interest in Begin Smart LLC (Begin Smart).

During the 13 weeks ended October 30, 2010, the Company purchased the remaining 50% outside interest in Begin Smart for $.3 million. 100% of Begin Smart results of operations for the period subsequent to the Begin Smart acquisition date are included in the consolidated financial statements.

Net Income (Loss) Attributable to Barnes & Noble, Inc.

	13 weeks ended
Dollars in thousands	July 30, 2011	July 31, 2010
Net Loss Attributable to Barnes & Noble, Inc.	$(56,606)	$(62,518)

As a result of the factors discussed above, the Company reported consolidated net loss attributable to Barnes & Noble, Inc. of $56.6 million during the 13 weeks ended July 30, 2011, compared with consolidated net loss attributable to Barnes & Noble, Inc. of $62.5 million during the 13 weeks ended July 31, 2010.

Critical Accounting Policies

During the first quarter of fiscal 2012, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, potential effects of a bankruptcy filing by one of the Company’s largest competitors and actions taken by that competitor during bankruptcy, including store closures, sales of inventory at discounted prices and elimination of liabilities, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the risk that clearance under the Hart-Scott-Rodino Act with respect to Liberty’s investment in the Company may not be received and the effects of the failure to receive such clearance, and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended April 30, 2011, and in the Company’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 30, 2011, the Company’s cash and cash equivalents totaled approximately $22.4 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $509.6 million and $380.0 million in borrowings under its credit facility at July 30, 2011 and July 31, 2010.

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

A Settlement Agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, and executed by the Company. Preliminary approval of the settlement was granted by the court on June 10, 2009, and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. On August 25, 2011, the District Court ruled that the last remaining appellant of the decision granting final approval of the settlement has no standing to object to the settlement.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the name plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case

Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011. The parties have reached a tentative settlement of this matter. On August 29, 2011, the Court continued a hearing to consider granting preliminary approval of the settlement until October 4, 2011.

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

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. Briefing on the motion is complete.

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On March 21, 2011, Microsoft Corp. submitted a complaint to the U.S. International Trade Commission (U.S. ITC), encaptioned Certain Handheld Electronic Computing Devices, Related Software and Components Thereof, Inv. No. 337-TA-769, requesting that the U.S. ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint was subsequently amended on April 8, 2011. The complaint alleges that the importation into the United States, sale for importation, and/or sale within the United States after importation of Barnes & Noble, Inc.’s and Barnes & Noble.com’s NOOK™ and NOOK Color™ products infringe certain claims of U.S. Patent Nos. 5,778,372 (the ‘372 patent), 6,339,780 (the ‘780 patent), 5,889,522 (the ‘522 patent), 6,891,551 (the ‘551 patent) and 6,957,233 (the ‘233 patent) and requests that the U.S. ITC issue a permanent exclusion order and permanent cease and desist order with respect to these products. On April 1, 2011, the U.S. ITC published a Notice in the Federal Register soliciting comments on any public interest issues raised by the complaint. Barnes & Noble, Inc. and Barnes & Noble.com submitted comments in an April 7, 2011 letter. On April 19, 2011, the ITC served Barnes & Noble, Inc. and Barnes & Noble.com with a Notice of Investigation. On April 25, 2011, the U.S. ITC published the Notice of Investigation in the Federal Register. On May 10, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a response to the complaint denying that they have engaged in any action that would constitute unlawful importation into the United States, sale for importation, or sale within the United States after importation. The response also sets forth six affirmative defenses, including a patent misuse defense. On June 6, 2011, Microsoft moved to strike Barnes & Noble, Inc.’s and Barnes & Noble.com’s patent misuse defense. The Administrative Law Judge (ALJ) has not yet ruled on that motion to strike, but, on July 19, 2011, he ordered that discovery should proceed on the patent misuse defense while the motion is under consideration.

The parties filed their discovery statements on May 16, 2011, and a telephonic preliminary conference before the ALJ took place on June 2, 2011. On June 16, 2011, the parties submitted a joint proposed procedural schedule which the ALJ approved on June 17, 2011. The schedule calls for the end of discovery by December 6, 2011. The ALJ has set a target date of August 27, 2012 with a final determination filed no later than April 27, 2012, and set a pre-hearing conference and tutorial for February 6, 2012 with the hearing to commence immediately thereafter and to conclude no later than February 15, 2012.

On the same day that it submitted its original complaint to the U.S. ITC, Microsoft also filed a complaint against Barnes & Noble, Inc., Barnes & Noble.com, and a number of other defendants in the United States District Court for the Western District of Washington. The district court complaint also alleges that Barnes & Noble, Inc. and Barnes & Noble.com are infringing the ‘372, ‘780, ‘522, ‘551 and ‘233 patents through the sale in the United States and the importation into the United States of the NOOK™ and NOOK Color™ products. Barnes & Noble, Inc. and Barnes & Noble.com answered the district court complaint on April 25, 2011. On May 18, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a motion to stay the district court litigation until the ITC’s determination in the ITC investigation becomes final. On June 8, 2011, the district court granted the motion to stay.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. The Company is evaluating its options to respond to the Complaint as well as its defenses to class certification and on the merits.

Rhonda Burstein v. Hachette Book Group, Inc., et al.

On August 12, 2011, a purported class action complaint was filed against Hachette Book Group, Inc., Harper Collins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., Simon & Schuster, Inc., Random House, Inc., (collectively, the “Publisher Defendants”) and Apple, Inc., Amazon.Com, Inc., and Barnes & Noble, Inc. (collectively with the Publisher Defendants, the “Defendants”) in the United State District Court for the Southern District of New York on behalf of purchasers of eBooks of Publisher Defendants through Apple, Amazon, Barnes & Noble and other eBook retailers. The complaint generally alleges a horizontal price fixing and a vertical conspiracy among the Defendants to restrain trade in the consumer retail market of eBooks in the United States in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and Section 2 of the Sherman Act, 15 U.S.C. §2. The complaint generally seeks treble damages in an undetermined amount sustained pursuant to Section 4 of the Clayton Act 15 U.S.C. § 15, costs and fees, and injunctive relief. The Company denies liability and intends to vigorously defend its interests.

Item 1A.	Risk Factors

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty), a subsidiary of Liberty Media Corporation, pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000,000 in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock, to be paid quarterly and subject to adjustment in certain circumstances. The entry into the investment agreement and the issuance and sale of the Preferred Stock was approved by the Company’s Board of Directors following a recommendation made by a Special Committee of the Board of Directors. In light of the investment by Liberty, the Company and Liberty Media Corporation have ceased discussions regarding Liberty Media Corporation’s previously announced acquisition proposal. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations of the Company, which was filed with the Secretary of State of the State of Delaware on August 18, 2011. On September 2, 2011, the Company filed for Hart Scott Rodino clearance with respect to the subject transaction. There can be no assurances that such clearance will be obtained.

There have been no other material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2011 – May 30, 2011	33,285	$12.81	—	$2,470,561
May 31, 2011 – June 29, 2011	1,679	$18.74	—	$2,470,561
June 30, 2011 – July 30, 2011	8,524	$17.48	—	$2,470,561

Total	43,488	$13.96	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of July 30, 2011.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 30, 2011, the Company has repurchased 33,453,249 shares at a cost of approximately $1.055 billion. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document[1]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[1]

101.DEF	XBRL Taxonomy Definition Linkbase Document[1]

101.LAB	XBRL Taxonomy Label Linkbase Document[1]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[1]

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ JOSEPH J. LOMBARDI
Joseph J. Lombardi
Chief Financial Officer
(principal financial officer)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

September 8, 2011

EXHIBIT INDEX

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document[1]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[1]

101.DEF	XBRL Taxonomy Definition Linkbase Document[1]

101.LAB	XBRL Taxonomy Label Linkbase Document[1]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[1]

[1]	Filed herewith.