Form 10-Q
period 2011-10-29
BARNES & NOBLE INC
filed 2011-12-08
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of November 30, 2011, 60,175,137 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 2,110,530 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 29, 2011

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Sales	$1,891,961	1,904,146	$3,310,365	3,299,989
Cost of sales and occupancy	1,420,297	1,454,026	2,451,143	2,498,169

Gross profit	471,664	450,120	859,222	801,820

Selling and administrative expenses	415,632	403,822	826,750	786,231
Depreciation and amortization	57,755	56,777	113,427	113,681

Operating loss	(1,723)	(10,479)	(80,955)	(98,092)
Interest expense, net and amortization of deferred financing fees	8,460	12,791	17,901	26,053

Loss before taxes	(10,183)	(23,270)	(98,856)	(124,145)
Income taxes	(3,620)	(10,690)	(35,687)	(49,023)

Net loss	(6,563)	(12,580)	(63,169)	(75,122)
Net loss attributable to noncontrolling interests	—	12	—	37

Net loss attributable to Barnes & Noble, Inc.	(6,563)	(12,568)	(63,169)	(75,085)

Basic loss per common share

Net loss attributable to Barnes & Noble, Inc. available for common shareholders	$(0.17)	(0.22)	$(1.16)	(1.34)

Diluted loss per common share

Net loss attributable to Barnes & Noble, Inc. available for common shareholders	$(0.17)	(0.22)	$(1.16)	(1.34)

Weighted average common shares outstanding
Basic	57,261	56,708	57,207	56,239
Diluted	57,261	56,708	57,207	56,239
Dividends declared per common share	$—	0.25	$—	0.50

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 29, 2011	October 30, 2010	April 30, 2011
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,633	30,163	59,429
Receivables, net	240,600	185,253	150,294
Merchandise inventories	1,836,740	1,761,118	1,375,362
Prepaid expenses and other current assets	180,352	126,326	161,936

Total current assets	2,281,325	2,102,860	1,747,021

Property and equipment:
Land and land improvements	8,617	8,617	8,617
Buildings and leasehold improvements	1,220,869	1,210,233	1,204,108
Fixtures and equipment	1,725,135	1,638,652	1,670,488

	2,954,621	2,857,502	2,883,213
Less accumulated depreciation and amortization	2,280,551	2,101,057	2,178,562

Net property and equipment	674,070	756,445	704,651

Goodwill	521,899	526,327	524,113
Intangible assets, net	574,964	573,789	566,578
Other noncurrent assets	55,794	59,845	54,103

Total assets	$4,108,052	4,019,266	3,596,466

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 29, 2011	October 30, 2010	April 30, 2011
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461,981	1,318,744	949,010
Accrued liabilities	724,136	608,301	785,667
Short-term note payable	—	100,000	—

Total current liabilities	2,186,117	2,027,045	1,734,677

Long-term debt	274,900	376,900	313,100
Long-term deferred taxes	275,868	310,712	280,132
Other long-term liabilities	418,923	481,426	448,647
Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204 and zero shares issued, respectively	191,681	—	—
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 90,856, 90,231 and 90,465 shares issued, respectively	91	90	90
Additional paid-in capital	1,331,983	1,313,678	1,323,263
Accumulated other comprehensive loss	(11,630)	(13,212)	(11,630)
Retained earnings	495,830	576,277	562,379
Treasury stock, at cost, 33,527, 33,360 and 33,410 shares, respectively	(1,055,711)	(1,053,650)	(1,054,192)

Total shareholders’ equity	760,563	823,183	819,910

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,108,052	4,019,266	3,596,466

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 29, 2011

(In thousands)

(unaudited)

	Noncontrolling Interest	Barnes & Noble, Inc. Shareholders’ Equity					Total
		Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost
Balance at April 30, 2011	$—	90	1,323,263	(11,630)	562,379	(1,054,192)	$819,910

Comprehensive loss:
Net loss	—	—	—	—	(63,169)	—

Total comprehensive loss							(63,169)
Exercise of 56 common stock options	—	1	677	—	—	—	678
Stock options and restricted stock tax benefits	—	—	(1,333)	—	—	—	(1,333)
Stock-based compensation expense	—	—	9,376	—	—	—	9,376
Accretive dividend on preferred stock	—	—	—	—	(262)	—	(262)
Accrued cash dividends for preferred stockholders	—	—	—	—	(3,118)	—	(3,118)
Treasury stock acquired, 117 shares	—	—	—	—	—	(1,519)	(1,519)

Balance at October 29, 2011	$—	91	1,331,983	(11,630)	495,830	(1,055,711)	$760,563

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars)

(unaudited)

	26 weeks ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net loss	$(63,169)	(75,122)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	116,098	118,432
Stock-based compensation expense	9,376	10,374
Deferred taxes	(2,050)	1,319
Loss on disposal of property and equipment	137	643
Decrease in other long-term liabilities	(29,724)	(24,477)
Changes in operating assets and liabilities, net	(123,260)	(114,208)

Net cash flows used in operating activities	(92,592)	(83,039)

Cash flows from investing activities:
Purchases of property and equipment	(75,516)	(51,449)
Net increase in other noncurrent assets	(34,743)	(37)
Acquisition of Borders Group, Inc. intellectual property	14,528	—
Purchase of non-controlling interest	—	(300)

Net cash flows used in investing activities	(95,731)	(51,786)

Cash flows from financing activities:
Net proceeds from issuance of Series J preferred stock	191,419	—
Net (decrease) increase in credit facility	(38,200)	116,500
Proceeds from exercise of common stock options	678	16,951
Excess tax benefit from stock-based compensation	149	1,586
Purchase of treasury stock	(1,519)	(1,294)
Cash dividend paid to shareholders	—	(29,720)

Net cash flows provided by financing activities	152,527	104,023

Net decrease in cash and cash equivalents	(35,796)	(30,802)
Cash and cash equivalents at beginning of period	59,429	60,965

Cash and cash equivalents at end of period	$23,633	30,163

Changes in operating assets and liabilities, net:
Receivables, net	$(90,306)	(78,677)
Merchandise inventories	(461,378)	(391,007)
Prepaid expenses and other current assets	(18,416)	(21,477)
Accounts payable and accrued liabilities	446,840	376,953

Changes in operating assets and liabilities, net	$(123,260)	(114,208)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$14,006	21,293
Income taxes (net of refunds)	$2,552	17,859
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$—	1,513
Liabilities assumed (including Seller Notes)	—	1,213

Cash paid	$—	300

Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,118	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 29, 2011 and the results of its operations and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 30, 2011 (fiscal 2011).

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has three operating segments: B&N Retail, B&N College and B&N.com (See Note 8).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 29, 2011 are not indicative of the results to be expected for the 52 weeks ending April 28, 2012 (fiscal 2012).

(1) Acquisition of Certain Borders’ Intellectual Property Assets

On October 17, 2011, the Company finalized the purchase of certain intellectual property assets from the Borders Group, Inc. Chapter 11 Bankruptcy for $14,528 including acquisition related fees. These intellectual property assets include a customer list, trade names and URLs. The Company accounted for the transaction as an asset purchase, and these assets are included on its consolidated balance sheet as Intangible Assets. The intangible assets are being amortized on an accelerated basis over a three year period, commencing October 17, 2011. Amortization expense related to the acquisition for the 13 weeks ended October 29, 2011 and October 30, 2010 was $302 and $0, respectively.

(2) Liberty Investment

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty), a subsidiary of Liberty Media Corporation, pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000, in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock, to be paid quarterly and subject to adjustment in certain circumstances. The Preferred Stock is mandatorily redeemable on August 18, 2021 and may be redeemed at the discretion of the Company anytime after August 17, 2016. Starting August 18, 2013, if the closing price of the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

Common Stock exceeds 150% of the then-applicable conversion price of the Preferred Stock for 20 consecutive trading days, the Company may require conversion of all the Preferred Stock to Common Stock.

The holders of the Preferred Stock have the same voting rights as holders of the Company Common Stock and are entitled to elect one or two directors to the board of directors of the Company as long as certain Preferred Share ownership requirements are met.

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

The Preferred Stock does not meet the categories of ASC 480-10, Distinguishing Liabilities from Equity, and is therefore reported as temporary equity for classification purposes. The related issuance costs, which include advisory, legal and accounting fees, of $12,580 were recorded in temporary equity as a reduction of the proceeds from the Liberty investment. This is in line with ASC 480-10-S99 for SEC registrants, which requires shares to be classified outside of permanent equity as temporary equity or mezzanine equity when there are events not solely within the control of the issuer that could trigger redemption. The Company has determined that the various embedded options did not require bifurcation from the Preferred Stock. Additionally, the Company concluded that a beneficial conversion feature did not exist as the effective conversion price was greater than the Company’s share price on the commitment date.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

(5) Revenue Recognition

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

In accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK™ (references to NOOK™ include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™ and NOOK Tablet™ eBook Reader devices) eBook Reader revenue is recognized at the segment point of sale.

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

For the 26 weeks ended October 29, 2011 and October 30, 2010

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

(6) Research and Development Costs for Software Products

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

(7) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended October 29, 2011 and October 30, 2010, participating securities in the amounts of 12,968,680 and 3,215,679, respectively, and participating securities in the amounts of 8,219,135 and 3,168,058 for the 26 weeks ended October 29, 2011 and October 30, 2010, respectively, were excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options were also excluded from the calculation of earnings per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Numerator for basic loss per share:
Net loss attributable to Barnes & Noble, Inc.	$(6,563)	(12,568)	$(63,169)	(75,085)
Accrual of preferred stock dividends	(3,118)	—	(3,118)	—
Accretion of dividends on preferred stock	(262)	—	(262)	—

Net loss available to common shareholders	$(9,943)	(12,568)	$(66,549)	(75,085)
Numerator for diluted loss per share:
Net loss available to common shareholders	$(9,943)	(12,568)	$(66,549)	(75,085)
Effect of dilutive options	—	—	—	—

Net loss available to common shareholders	$(9,943)	(12,568)	$(66,549)	(75,085)
Denominator for basic and diluted loss per share:
Basic weighted average common shares	57,261	56,708	57,207	56,239
Average dilutive options	—	—	—	—

Diluted weighted average common shares	57,261	56,708	57,207	56,239
Basic loss per common share
Net loss attributable to Barnes & Noble, Inc.	$(0.17)	(0.22)	$(1.16)	(1.34)
Diluted loss per common share
Net loss attributable to Barnes & Noble, Inc.	$(0.17)	(0.22)	$(1.16)	(1.34)

(8) Segment Reporting

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has determined that it has three operating segments: B&N Retail, B&N College and B&N.com.

B&N Retail

This segment includes 703 bookstores as of October 29, 2011, primarily under the Barnes & Noble Booksellers trade name. The 703 Barnes & Noble stores generally offer a NOOK™ Boutique/Counter, a comprehensive title base, a café, a children’s section, a Toys & Games department, a DVD/BluRay department, a

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

music department, a magazine section, a gift section, a bargain section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

B&N College

This segment includes 637 stores as of October 29, 2011 that are primarily school-owned stores operated under contracts by B&N College. The 637 B&N College stores generally sell and rent textbooks, and sell course-related materials, emblematic apparel and gifts, trade books, computer products and NOOK™ eBook Readers and accessories, school and dorm supplies, and convenience and café items.

B&N.com

This segment includes the Company’s online business, which includes the Company’s eCommerce site and features an eBookstore, and digital newsstand. Additionally, this segment includes the development and support of the Company’s NOOK™ product offerings as well as channel partner sales. These products enable customers to buy and read eBooks on the widest range of platforms, including NOOK™ eBook Readers and hundreds of the most popular mobile and computing devices using free NOOK™ software.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended		26 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
B&N Retail	$917,576	$930,793	$1,918,141	$1,957,062
B&N College	768,463	796,650	988,254	1,021,512
B&N.com	205,922	176,703	403,970	321,415

Total	$1,891,961	$1,904,146	$3,310,365	$3,299,989

Depreciation and Amortization

	13 weeks ended		26 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
B&N Retail	$38,884	$39,919	$76,821	$79,321
B&N College	11,426	10,758	22,276	21,326
B&N.com	7,445	6,100	14,330	13,034

Total	$57,755	$56,777	$113,427	$113,681

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

Operating Profit (Loss)

	13 weeks ended		26 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
B&N Retail	$(17,867)	$(38,654)	$(10,286)	$(52,535)
B&N College	82,478	84,523	60,826	64,422
B&N.com	(66,334)	(56,348)	(131,495)	(109,979)

Total	$(1,723)	$(10,479)	$(80,955)	$(98,092)

Capital Expenditures

	13 weeks ended		26 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
B&N Retail	$20,829	$13,756	$30,838	$23,620
B&N College	12,464	9,191	21,397	16,368
B&N.com	15,598	7,078	23,281	11,461

Total	$48,891	$30,025	$75,516	$51,449

Total Assets

	October 29, 2011	October 30, 2010
B&N Retail	$2,541,746	$2,518,279
B&N College	1,319,323	1,260,014
B&N.com	246,983	240,973

Total	$4,108,052	$4,019,266

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Reportable segments operating loss	$(1,723)	$(10,479)	$(80,955)	$(98,092)
Interest, net	8,460	12,791	17,901	26,053

Consolidated loss before taxes	$(10,183)	$(23,270)	$(98,856)	$(124,145)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

(9) Changes in Intangible Assets and Goodwill

		As of October 29, 2011
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	3-25	$271,938	$(23,514)	$248,424
Author contracts	10	18,461	(16,127)	2,334
Technology	5-10	5,850	(2,025)	3,825
Distribution contracts	10	8,325	(4,618)	3,707
Other	3-10	6,139	(4,201)	1,938

		$310,713	$(50,485)	$260,228

Unamortizable intangible assets
Trade name				$293,400
Publishing contracts				21,336

				$314,736

Total intangible assets				$574,964

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended October 29, 2011	$7,467
For the 26 weeks ended October 30, 2010	$7,286

Estimated Amortization Expense:
(12 months ending on or about April 30)
2012	$18,414
2013	$19,461
2014	$17,210
2015	$13,276
2016	$11,241

The changes in the carrying amount of goodwill by segment for the 26 weeks ended October 29, 2011 are as follows:

	B&N Retail	B&N College	B&N.com	Total Company
Balance as of April 30, 2011	$225,336	274,070	24,707	$524,113
Benefit of excess tax amortization (a)	—	—	(2,214)	(2,214)

Balance as of October 29, 2011	$225,336	274,070	22,493	$521,899

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(10) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

amounts recorded. The Company recognized gift card breakage of $5,350 and $4,929 during the 13 weeks ended October 29, 2011 and October 30, 2010, respectively and $10,645 and $9,914 during the 26 weeks ended October 29, 2011 and October 30, 2010, respectively. The Company had gift card liabilities of $287,268 and $270,830 as of October 29, 2011 and October 30, 2010, respectively, which amounts are included in accrued liabilities.

(11) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under a junior seller note related to the acquisition of B&N College. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities and store closing expenses. The Company had the following long-term liabilities at October 29, 2011, October 30, 2010 and April 30, 2011:

	October 29, 2011	October 30, 2010	April 30, 2011
Deferred Rent	$244,227	$300,184	$271,451
Junior Seller Note	150,000	150,000	150,000
Other	24,696	31,242	27,196

Total long-term liabilities	$418,923	$481,426	$448,647

(12) Income Taxes

As of October 29, 2011, the Company had $17,084 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,647 accrued for interest and penalties, which is included in the $17,084 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2007 and forward. Some earlier years remain open for a small minority of states.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

(13) Fair Values of Financial Instruments

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables and accounts payable. The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Junior Seller Note are consistent with comparable market debt issues.

(14) Credit Facility

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

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

(15) Stock-Based Compensation

For the 26 weeks ended October 29, 2011 and October 30, 2010, the Company recognized stock-based compensation expense included in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Restricted Stock Expense	$4,052	4,987	$8,131	9,897
Restricted Stock Units Expense	397	—	768	—
Stock Option Expense	238	238	477	477

Stock-Based Compensation Expense	$4,687	5,225	$9,376	10,374

(16) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $589 and $631 for the 13 weeks ended October 29, 2011 and October 30, 2010, respectively, and $1,105 and $1,245 for the 26 weeks ended October 29, 2011 and October 30, 2010, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

ended October 29, 2011 and October 30, 2010, respectively, $75 for the 26 weeks ended October 29, 2011 and October 30, 2010, respectively.

(17) Acquisition of Noncontrolling Interest

Sterling Publishing had a 50% joint venture interest in Begin Smart LLC (Begin Smart), to develop, sell, and distribute books for infants, toddlers, and children under the brand name BEGIN SMART®. During the 13 weeks ended October 30, 2010, the Company purchased the remaining 50% outside interest in Begin Smart for $300. 100% of Begin Smart results of operations for the period subsequent to the Begin Smart acquisition date are included in the consolidated financial statements. The pro forma effect assuming the acquisition of Begin Smart at the beginning of the prior fiscal year is not material.

(18) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010, October 29, 2010, and August 18, 2011, and as may be further amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company’s outstanding common stock (taking into account the common stock issuable under the Series J Preferred Stock but excluding acquisitions as a result of certain increases in liquidation preference of or other adjustments under the Series J Preferred Stock) or a person or group that already beneficially owns 20% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of the Company’s outstanding common stock (taking into account the common stock issuable under the Series J Preferred Stock). The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price.

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

In re Initial Public Offering Securities Litigation

This class action lawsuit, filed in April 2002 (the Action), named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain), a former subsidiary of Barnes & Noble.com, and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers, and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the aftermarket at increasing prices. The amended complaints also allege that the foregoing constitutes violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

an order terminating the Settlement Agreement. On October 2, 2008, plaintiffs agreed to withdraw the class certification motion. On October 10, 2008, the District Court signed an order granting the request.

A Settlement Agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, and executed by the Company. Preliminary approval of the settlement was granted by the court on June 10, 2009, and final court approval of the settlement was granted on October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. On August 25, 2011, the District Court ruled that the last remaining appellant of the decision granting final approval of the settlement has no standing to object to the settlement. This last remaining appellant has appealed the district court’s decision, and plaintiffs have moved to dismiss the appeal.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the named plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011. The parties have reached a tentative settlement of this matter. On August 29, 2011, the Court continued a hearing to consider granting preliminary approval of the settlement. On November 10, 2011, the parties appeared before the Court for the hearing on preliminary approval. At the Court’s request, the parties subsequently submitted supplemental papers to address outstanding issues raised by the Court at the hearing. The Court granted preliminary approval of the settlement on November 22, 2011 and set March 1, 2012 for the final approval hearing.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Pursuant to the Court’s January 19, 2011 Scheduling Order, trial was scheduled to commence on December 12, 2011. On

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

September 28, 2011, the Court adjourned the trial at the request of plaintiffs. Trial is now scheduled to commence on February 6, 2012. Discovery in this matter is proceeding.

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala. The Court has scheduled that pre-motion conference for December 9, 2011.

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On March 21, 2011, Microsoft Corp. submitted a complaint to the U.S. International Trade Commission (U.S. ITC), encaptioned Certain Handheld Electronic Computing Devices, Related Software and Components Thereof, Inv. No. 337-TA-769, requesting that the U.S. ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint was subsequently amended on April 8, 2011. The complaint alleges that the importation into the United States, sale for importation, and/or sale within the United States after importation of Barnes & Noble, Inc.’s and Barnes & Noble.com’s NOOK™ and NOOK Color™ products infringe certain claims of U.S. Patent Nos. 5,778,372 (the ’372 patent), 6,339,780 (the ’780 patent), 5,889,522 (the ’522 patent), 6,891,551 (the ’551 patent) and 6,957,233 (the ’233 patent) and requests that the U.S. ITC issue a permanent exclusion order and permanent cease and desist order with respect to these products. On April 1, 2011, the U.S. ITC published a Notice in the Federal Register soliciting comments on any public interest issues raised by the complaint. Barnes & Noble, Inc. and Barnes & Noble.com submitted comments in an April 7, 2011 letter. On April 19, 2011, the ITC served Barnes & Noble, Inc. and Barnes & Noble.com with a Notice of Investigation. On April 25, 2011, the U.S. ITC published the Notice of Investigation in the Federal Register. On May 10, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a response to the complaint denying that they have engaged in any action that would constitute unlawful importation into the United States, sale for importation, or sale within the United States after importation. The response also sets forth six affirmative defenses, including a patent misuse

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

defense. Through its discovery response on July 15, 2011, Microsoft made allegations of infringement of certain claims in the above five patents against the All-New NOOK™ product, which is also part of the investigation. Further, the Administrative Law Judge (ALJ) ruled on November 14, 2011 that the NOOK Tablet™ is part of the investigation.

The parties filed their discovery statements on May 16, 2011, and a telephonic preliminary conference before the ALJ took place on June 2, 2011. On June 16, 2011, the parties submitted a joint proposed procedural schedule which the ALJ approved on June 17, 2011. The ALJ set a target date of August 27, 2012 with a final determination filed no later than April 27, 2012, and set a pre-hearing conference and tutorial for February 6, 2012 with the hearing to commence immediately thereafter and to conclude no later than February 15, 2012. The schedule called for the end of all discovery by December 6, 2011. On June 6, 2011, Microsoft moved to strike Barnes & Noble, Inc.’s and Barnes & Noble.com’s patent misuse defense. The ALJ ruled on July 19, 2011 that discovery should proceed on the patent misuse defense while the motion was pending and on October 3, 2011 denied the motion. On October 21, 2011, the ALJ ruled that fact discovery on the patent misuse defense would be extended until December 14, 2011 in light of the late production of a large volume of documents by Microsoft relating to that defense. The parties have in principle agreed to January 5, 2012 as the deadline for expert discovery related to the patent misuse defense.

On the same day that it submitted its original complaint to the U.S. ITC, Microsoft also filed a complaint against Barnes & Noble, Inc., Barnes & Noble.com, and a number of other defendants in the United States District Court for the Western District of Washington. The district court complaint also alleges that Barnes & Noble, Inc. and Barnes & Noble.com are infringing the ’372, ’780, ’522, ’551 and ’233 patents through the sale in the United States and the importation into the United States of the NOOK™ and NOOK Color™ products. Barnes & Noble, Inc. and Barnes & Noble.com answered the district court complaint on April 25, 2011. On May 18, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a motion to stay the district court litigation until the ITC’s determination in the ITC investigation becomes final. On June 8, 2011, the district court granted the motion to stay.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

remand the action back to state court, over the Company’s opposition. The Company believes that the district court remanded the action in error. On November 7, 2011, Barnes & Noble petitioned the Ninth Circuit for an appeal of the district court’s remand order. The case is currently in state court, pending the Ninth Circuit’s decision regarding the Company’s petition for permission to review the remand order.

Rhonda Burstein v. Hachette Book Group, Inc., et al.

On August 12, 2011, a purported class action complaint was filed against Hachette Book Group, Inc., Harper Collins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., Simon & Schuster, Inc., Random House, Inc., (collectively, the Publisher Defendants) and Apple, Inc., Amazon.Com, Inc., and Barnes & Noble, Inc. (collectively with the Publisher Defendants, the Defendants) in the United States District Court for the Southern District of New York on behalf of purchasers of eBooks of Publisher Defendants through Apple, Amazon, Barnes & Noble and other eBook retailers. The complaint generally alleges a horizontal price fixing and a vertical conspiracy among the Defendants to restrain trade in the consumer retail market of eBooks in the United States in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and Section 2 of the Sherman Act, 15 U.S.C. §2. The complaint generally seeks treble damages in an undetermined amount sustained pursuant to Section 4 of the Clayton Act 15 U.S.C. § 15, costs and fees, and injunctive relief. Other complaints have been filed against the Publisher Defendants, Apple and/or Amazon that do not name the Company as a defendant resulting in a petition to the U.S. Judicial Panel on Multidistrict Litigation (MDL Panel) to coordinate these cases, including the Burstein action, and consolidate them for pretrial purposes in the Southern District of New York or the Northern District of California. The MDL Panel held a hearing on December 1, 2011. The Company’s date to file a motion to dismiss the Complaint has been extended until after a consolidated amended complaint is filed in the jurisdiction chosen by the MDL Panel. The Company denies liability and intends to vigorously defend its interests.

Barnes & Noble, Inc. and Barnesandnoble.com LLC v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent. Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452, 958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. An initial case management conference has been set for January 20, 2012. The Court has not yet entered a scheduling order in the case.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2011 and October 30, 2010

(Thousands of dollars, except per share data)

(unaudited)

(20) Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 gives the Company the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011. The Company plans to early adopt ASU 2011-08. The adoption is not expected to have an impact on the Company’s Fiscal 2012 Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations for the 13 and 26 week periods ended October 29, 2011 and October 30, 2010, changes in shareholders’ equity for the 26 week period ended October 29, 2011, and cash flows for the 26 week periods ended October 29, 2011 and October 30, 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended October 29, 2011. These interim financial statements are the responsibility of the Company’s management.

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

December 8, 2011

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $23.6 million as of October 29, 2011, compared with $30.2 million as of October 30, 2010.

Merchandise inventories increased $75.6 million, or 4.3%, to $1.837 billion as of October 29, 2011, compared with $1.761 billion as of October 30, 2010. This increase was primarily due to additional inventories to support the growth in the eReader device and accessories businesses. This increase was partially offset by declines in trade book and textbook inventories, consistent with comparable sales decline in those categories.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $75.5 million and $51.4 million during the 26 weeks ended October 29, 2011 and October 30, 2010, respectively. This increase was primarily due to the build-out of digital shops in the Retail stores, as well as increased digital investments.

On April 29, 2011, the Company entered into an amended and restated credit agreement (the Amended Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, which amends and restates the Credit Agreement entered into on September 30, 2009. Under the Amended Credit Agreement, Lenders are providing up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility (the Amended Credit Facility), which is secured by eligible inventory with the ability to include eligible real estate and accounts receivable and related assets. Borrowings under the Amended Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Amended Credit Agreement). In addition, the Company has the option to request an increase in commitments under the Amended Credit Agreement by up to $300 million, subject to certain restrictions.

The Amended Credit Agreement requires Availability (as defined in the Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the Amended Credit Agreement) and (ii) $50 million. In addition, the Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

The Company had $274.9 million of outstanding debt under its Credit Facility as of October 29, 2011 compared with $376.9 million as of October 30, 2010. The decrease in borrowings was due to proceeds received from the issuance of Series J Preferred Stock, offset primarily by digital investments.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances. The entry into the investment agreement and the issuance and sale of the Preferred Stock was approved by the Company’s Board of Directors following a recommendation made by a Special Committee of the Board of Directors. In light of the investment by Liberty, the Company and Liberty Media Corporation have ceased discussions regarding Liberty Media’s previously announced acquisition proposal. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations of the Company, which was filed with the Secretary of State of the State of Delaware on August 18, 2011. For further detail, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities, short-term vendor financing and the capacity under the Amended Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

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

The Company’s core business is the operation of B&N Retail and B&N College stores, from which it derives the majority of its sales and net income. B&N Retail comparable store sales have declined in recent years due to lower consumer traffic. One of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. (Borders), recently completed liquidating all of its stores under Chapter 11 of the Bankruptcy Code. While B&N Retail’s sales have benefited from the liquidation of the Borders stores, the Company expects declining physical book trends to continue as consumer spending shifts further online and toward digital products. The Company faces increasing competition from the expanding market for electronic books, or “eBooks”, eBook readers and digital distribution of content.

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

In October 2010, Barnes & Noble introduced NOOK Color™, the first full-color touch Reader’s Tablet, complementing its NOOK 1st Edition™ and NOOK Wi-Fi 1st Edition™ devices, which offer a paper-like reading experience with a color touch screen for navigation. In May 2011, the Company introduced The All-New NOOK™, The Simple Touch Reader™, the easiest-to-use, most intuitive eReader available that is ultra light, features best-in-class battery performance, a 6-inch full touchscreen and the most advanced E Ink Pearl display at a desirable market price point. On November 7, 2011, Barnes & Noble launched NOOK Tablet™, the Company’s fastest and lightest tablet with the best in entertainment. Concurrent with the launch of NOOK Tablet™, the Company also announced enhancements and new low prices for NOOK Color™ and NOOK Simple Touch™.

In addition to NOOK™ devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK™ software specific application, which has won the Webby People’s Voice Award. Customers can use Barnes & Noble’s free eReading software to access and read books from their personal Barnes & Noble digital library on devices including iPad™, iPhone®, Android™ smartphones and tablets PC and Mac®. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK™ products and software-enabled devices and BN.com. The Company also offers NOOK Newsstand™, which provides an extensive selection of digital newspapers and magazines, available in both subscription and single copy format, NOOK Kids™, a collection of digital picture and chapter books for children and NOOK Study™, an innovative study platform and software solution for higher education.

As digital and electronic sales become a larger part of its business, the Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset. The Company plans to integrate its traditional retail, trade book and college bookstores businesses with its electronic and internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with NOOK™ in the Company’s stores.

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. The Company does not expect to expand the total number of retail stores in the near future.

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

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of its digital businesses.

Strategic alternative process. On August 3, 2010, the Company’s Board of Directors created a Special Committee to review strategic alternatives, including a possible sale of the Company. On May 19, 2011, the Company announced that the Special Committee received a proposal from Liberty Media Corporation to acquire the Company. Following the entry by the Company into the investment agreement between the Company and Liberty, the Company and Liberty Media Corporation have ceased discussions regarding Liberty Media Corporation’s previously announced acquisition proposal. For further detail, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011 and the Liquidity and Capital Resources section of this Form 10-Q.

Results of Operations

13 and 26 weeks ended October 29, 2011 compared with the 13 and 26 weeks ended October 30, 2010

Sales

The following table summarizes the Company’s sales for the 13 and 26 weeks ended October 29, 2011 and October 30, 2010:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2011	% Total	October 30, 2010	% Total	October 29, 2011	% Total	October 30, 2010	% Total
B&N Retail	$917,576	48.5%	$930,793	48.9%	$1,918,141	57.9%	$1,957,062	59.3%
B&N College	768,463	40.6%	796,650	41.8%	988,254	29.9%	1,021,512	31.0%
B&N.com	205,922	10.9%	176,703	9.3%	403,970	12.2%	321,415	9.7%

Total Sales	$1,891,961	100.0%	$1,904,146	100.0%	$3,310,365	100.0%	$3,299,989	100.0%

During the 13 weeks ended October 29, 2011, the Company’s sales decreased $12.2 million, or 0.6%, to $1.892 billion from $1.904 billion during the 13 weeks ended October 30, 2010. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 13 weeks ended October 29, 2011 decreased $13.2 million, or 1.4%, to $917.6 million from $930.8 million during the same period a year ago, and accounted for 48.5% of total Company sales. This decrease was primarily attributable to a 0.6% decrease in comparable store sales, which decreased sales by $5.1 million and by closed stores that decreased sales by $13.3 million. The 0.6% decrease in comparable sales was primarily due to a decline in trade books, offset by increases in digital products and non-book categories. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., a wholly-owned subsidiary of the Company.

•

B&N College sales decreased $28.2 million, or 3.5%, to $768.5 million during the 13 weeks ended October 29, 2011 from $796.7 million during the 13 weeks ended October 30, 2010. The decrease in sales was primarily due to a higher mix of textbook rentals, which have a lower price than new or used textbooks. In addition, a portion of textbook rental sales are deferred over the rental period. For the 13 weeks ended October 29, 2011, closed stores decreased sales by $18.5 million and new B&N College stores contributed to an increase in sales of $20.5 million. Comparable store sales for the 13 weeks ended October 29, 2011 increased 0.4%.

•

B&N.com sales increased $29.2 million, or 16.5%, to $205.9 million during the 13 weeks ended October 29, 2011 from $176.7 million during the 13 weeks ended October 30, 2010. Comparable sales for B&N.com increased 38.2% for the 13 weeks ended October 29, 2011. This increase to sales was primarily due to higher sales of devices and digital content.

During the 13 weeks ended October 29, 2011, B&N Retail had no store openings and one store closing, and B&N College added five stores and closed three.

During the 26 weeks ended October 29, 2011, the Company’s sales increased $10.4 million, or 0.3%, to $3.310 billion from $3.300 billion during the 26 weeks ended October 30, 2010. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 26 weeks ended October 29, 2011 decreased $38.9 million, or 2.0%, to $1.918 billion from $1.957 billion during the same period a year ago, and accounted for 57.9% of total Company sales. This decrease was primarily attributable to a 1.1% decrease in comparable store sales, which decreased sales by $20.4 million, and by closed stores that decreased sales by $27.3 million. The decrease in comparable sales was primarily due to a decline in trade books, offset by increases in digital products and non-book categories.

•

B&N College sales decreased $33.3 million, or 3.3% to $988.3 million during the 26 weeks ended October 29, 2011 from $1.022 billion during the 26 weeks ended October 30, 2010. The decrease in sales was primarily due to a higher mix of textbook rentals, which have a lower price than new or used textbooks. In addition, a portion of textbook rental sales are deferred over the rental period. For the 26 weeks ended October 29, 2011, closed stores decreased sales by $20.9 million and new B&N College stores contributed to an increase in sales of $24.2 million. Comparable store sales for the 26 weeks ended October 29, 2011 decreased 0.1%.

•

B&N.com sales increased $82.6 million, or 25.7%, to $404.0 million during the 26 weeks ended October 29, 2011 from $321.4 million during the 26 weeks ended October 30, 2010. Comparable sales for B&N.com increased 50.0% for the 26 weeks ended October 29, 2011. This increase to sales was primarily due to higher sales of devices and digital content.

During the 26 weeks ended October 29, 2011, B&N Retail had no store openings and two store closings, bringing its total number of Barnes & Noble stores to 703 with 18.4 million square feet, and B&N College added 19 stores and closed 18, ending the period with 637 B&N College stores. As of October 29, 2011, the Company operated 1,340 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2011	% of Sales	October 30, 2010	% of Sales	October 29, 2011	% of Sales	October 30, 2010	% of Sales
B&N Retail	$644,507	70.2%	$661,079	71.0%	$1,350,206	70.4%	$1,391,677	71.1%
B&N College	600,875	78.2%	627,500	78.8%	769,510	77.9%	801,665	78.5%
B&N.com	174,915	84.9%	165,447	93.6%	331,427	82.0%	304,827	94.8%

Total Cost of Sales and Occupancy	$1,420,297	75.1%	$1,454,026	76.4%	$2,451,143	74.0%	$2,498,169	75.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 29, 2011, cost of sales and occupancy decreased $33.7 million, or 2.3%, to $1.420 billion from $1.454 billion during the 13 weeks ended October 30, 2010. Cost of sales and occupancy decreased as a percentage of sales to 75.1% from 76.4% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 70.2% from 71.0% during the same period one year ago. This decrease was primarily attributable to higher margins realized through improved efficiencies associated with NOOK hardware, and lower occupancy costs, offset by deleveraging against the negative comparable sales of trade books.

•

B&N College cost of sales and occupancy decreased as a percentage of sales to 78.2% from 78.8% during the same period one year ago driven by increased textbook rentals and higher margin general merchandise products.

•

B&N.com cost of sales and occupancy decreased as a percentage of sales to 84.9% from 93.6% during the same period one year ago. This decrease was primarily attributable to a higher mix of more profitable digital content sales, as well as higher margins realized through improved efficiencies associated with NOOK hardware.

During the 26 weeks ended October 29, 2011, cost of sales and occupancy decreased $47.0 million, or 1.9%, to $2.451 billion from $2.498 billion during the 26 weeks ended October 30, 2010. Cost of sales and occupancy decreased as a percentage of sales to 74.0% from 75.7% during the same period one year ago. The decrease by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 70.4% from 71.1% during the same period one year ago. This decrease was primarily attributable to higher margins realized through improved efficiencies associated with NOOK hardware and lower occupancy costs, offset by deleveraging against the negative comparable sales of trade books.

•

B&N College cost of sales and occupancy decreased as a percentage of sales to 77.9% from 78.5% during the same period one year ago driven by increased textbook rentals and higher margin general merchandise products.

•

B&N.com cost of sales and occupancy decreased as a percentage of sales to 82.0% from 94.8% during the same period one year ago. This decrease was primarily attributable to a higher mix of more profitable digital content sales, as well as higher margins realized through improved efficiencies associated with NOOK hardware.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2011	% of Sales	October 30, 2010	% of Sales	October 29, 2011	% of Sales	October 30, 2010	% of Sales
B&N Retail	$252,052	27.5%	$268,449	28.8%	$501,400	26.1%	$538,599	27.5%
B&N College	73,684	9.6%	73,869	9.3%	135,642	13.7%	134,099	13.1%
B&N.com	89,896	43.7%	61,504	34.8%	189,708	47.0%	113,533	35.3%

Total Selling and Administrative Expenses	$415,632	22.0%	$403,822	21.2%	$826,750	25.0%	$786,231	23.8%

Selling and administrative expenses increased $11.8 million, or 2.9%, to $415.6 million during the 13 weeks ended October 29, 2011 from $403.8 million during the 13 weeks ended October 30, 2010. Selling and administrative expenses increased as a percentage of sales to 22.0% from 21.2% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 27.5% from 28.8% during the same period one year ago due primarily to lower legal costs relating to the shareholder rights plan litigation and a proxy contest in the prior year period.

•

B&N College selling and administrative expenses increased as a percentage of sales to 9.6% from 9.3% during the same period one year ago primarily attributable to the deleveraging against the increase in textbook rentals.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 43.7% from 34.8% during the same period one year ago. This increase was primarily attributable to increased costs to support digital growth, higher legal costs and higher advertising production costs.

Selling and administrative expenses increased $40.5 million, or 5.2%, to $826.8 million during the 26 weeks ended October 29, 2011 from $786.2 million during the 26 weeks ended October 30, 2010. Selling and administrative expenses increased as a percentage of sales to 25.0% from 23.8% during the same period one year ago. The increase (decrease) by segment is as follows:

•	B&N Retail selling and administrative expenses decreased as a percentage of sales to 26.1% from 27.5% during the same period one year ago due primarily to lower legal costs.

•

B&N College selling and administrative expenses increased as a percentage of sales to 13.7% from 13.1% during the same period one year ago primarily attributable to the deleveraging against the increase in textbook rentals.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 47.0% from 35.3% during the same period one year ago. This increase was primarily attributable to increased costs to support digital growth and higher legal costs.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2011	% of Sales	October 30, 2010	% of Sales	October 29, 2011	% of Sales	October 30, 2010	% of Sales
B&N Retail	$38,884	4.2%	$39,919	4.3%	$76,821	4.0%	$79,321	4.1%
B&N College	11,426	1.5%	10,758	1.4%	22,276	2.3%	21,326	2.1%
B&N.com	7,445	3.6%	6,100	3.5%	14,330	3.5%	13,034	4.1%

Total Depreciation and Amortization	$57,755	3.1%	$56,777	3.0%	$113,427	3.4%	$113,681	3.4%

During the 13 weeks ended October 29, 2011, depreciation and amortization increased $1.0 million, or 1.7%, to $57.8 million from $56.8 million during the same period one year ago.

During the 26 weeks ended October 29, 2011, depreciation and amortization decreased $0.3 million, or 0.2%, to $113.4 million from $113.7 million during the same period last year.

Operating Profit (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2011	% of Sales	October 30, 2010	% of Sales	October 29, 2011	% of Sales	October 30, 2010	% of Sales
B&N Retail	$(17,867)	-1.9%	$(38,654)	-4.2%	$(10,286)	-0.5%	$(52,535)	-2.7%
B&N College	82,478	10.7%	84,523	10.6%	60,826	6.2%	64,422	6.3%
B&N.com	(66,334)	-32.2%	(56,348)	-31.9%	(131,495)	-32.6%	(109,979)	-34.2%

Total Operating Loss	$(1,723)	-0.1%	$(10,479)	-0.6%	$(80,955)	-2.4%	$(98,092)	-3.0%

The Company’s consolidated operating loss decreased $8.8 million, or 83.6%, to $(1.7) million during the 13 weeks ended October 29, 2011 from $(10.5) million during the 13 weeks ended October 30, 2010. This decrease was due to the matters discussed above.

The Company’s consolidated operating loss decreased $17.1 million, or 17.5%, to $(81.0) million during the 26 weeks ended October 29, 2011 from an operating loss of $(98.1) million during the 26 weeks ended October 30, 2010. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 29, 2011	October 30, 2010	% of Change	October 29, 2011	October 30, 2010	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$8,460	$12,791	-33.9%	$17,901	$26,053	-31.3%

Net interest expense and amortization of deferred financing fees decreased $4.3 million, to $8.5 million during the 13 weeks ended October 29, 2011 from $12.8 million during the 13 weeks ended October 30, 2010. This decrease was primarily due to the more favorable rates on the amended Credit Facility, lower borrowings driven by the Liberty investment and the payoff of the senior note in December 2010 relating to the acquisition of B&N College.

Net interest expense and amortization of deferred financing fees decreased $8.2 million, to $17.9 million during the 26 weeks ended October 29, 2011 from $26.1 million during the 26 weeks ended October 30, 2010. This decrease was due to the same matters discussed above.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2011	Effective Rate	October 30, 2010	Effective Rate	October 29, 2011	Effective Rate	October 30, 2010	Effective Rate
Income Taxes	$(3,620)	35.6%	$(10,690)	45.9%	$(35,687)	36.1%	$(49,023)	39.5%

The Company had income tax benefit of $(3.6) million during the 13 weeks ended October 29, 2011 compared with an income tax benefit of $(10.7) million during the 13 weeks ended October 30, 2010. The Company’s effective tax rate was 35.6% and 45.9% for the 13 weeks ended October 29, 2011 and October 30, 2010, respectively. The lower effective tax rate for the 13 weeks ended October 29, 2011 was primarily due to a lower state effective tax rate in the current period combined with discrete items in the prior year period.

Income tax benefit during the 26 weeks ended October 29, 2011 was $(35.7) million compared with an income tax benefit of $(49.0) million during the 26 weeks ended October 30, 2010. The Company’s effective tax rate was 36.1% and 39.5% for the 26 weeks ended October 29, 2011 and October 30, 2010, respectively.

Net Loss Attributable to Barnes & Noble, Inc.

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net Loss Attributable to Barnes & Noble, Inc.	$(6,563)	$(12,568)	$(63,169)	$(75,085)

As a result of the factors discussed above, the Company reported consolidated net loss attributable to Barnes & Noble, Inc. of $(6.6) million during the 13 weeks ended October 29, 2011, compared with consolidated net loss attributable to Barnes & Noble, Inc. of $(12.6) million during the 13 weeks ended October 30, 2010.

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of $(63.2) million during the 26 weeks ended October 29, 2011, compared with a consolidated net loss attributable to Barnes & Noble, Inc. of $(75.1) million during the 26 weeks ended October 30, 2010.

Critical Accounting Policies

During the second quarter of fiscal 2012, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, the risk that the expected sales lift from Borders’ store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the risk that the Company may not be able to penetrate the international market or that such penetration will be slower than anticipated, risks associated with increased and/or different regulatory, tax, and legal frameworks in the international marketplace, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K and Form 10-K/A, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 29, 2011, the Company’s cash and cash equivalents totaled approximately $23.6 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $274.9 million and $376.9 million in borrowings under its credit facility at October 29, 2011 and October 30, 2010, respectively.

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

In re Initial Public Offering Securities Litigation

This class action lawsuit, filed in April 2002 (the Action), named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (Fatbrain), a former subsidiary of Barnes & Noble.com, and its former officers and directors. The amended complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers, and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the aftermarket at increasing prices. The amended complaints also allege that the foregoing constitutes violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

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

A Settlement Agreement in principle, subject to court approval, was negotiated among counsel for all of the issuers, plaintiffs, insurers and underwriters, and executed by the Company. Preliminary approval of the settlement was granted by the court on June 10, 2009, and final court approval of the settlement was granted on

October 5, 2009. Pursuant to the settlement, no settlement payment will be made by the Company. Since that time, various notices of appeal have been filed by certain objectors on an interlocutory basis. On August 25, 2011, the District Court ruled that the last remaining appellant of the decision granting final approval of the settlement has no standing to object to the settlement. This last remaining appellant has appealed the district court’s decision, and plaintiffs have moved to dismiss the appeal.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the named plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011. The parties have reached a tentative settlement of this matter. On August 29, 2011, the Court continued a hearing to consider granting preliminary approval of the settlement. On November 10, 2011, the parties appeared before the Court for the hearing on preliminary approval. At the Court’s request, the parties subsequently submitted supplemental papers to address outstanding issues raised by the Court at the hearing. The Court granted preliminary approval of the settlement on November 22, 2011 and set March 1, 2012 for the final approval hearing.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Pursuant to the Court’s January 19, 2011 Scheduling Order, trial was scheduled to commence on December 12, 2011. On September 28, 2011, the Court adjourned the trial at the request of plaintiffs. Trial is now scheduled to commence on February 6, 2012. Discovery in this matter is proceeding.

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of

Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala. The Court has scheduled that pre-motion conference for December 9, 2011.

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On March 21, 2011, Microsoft Corp. submitted a complaint to the U.S. International Trade Commission (U.S. ITC), encaptioned Certain Handheld Electronic Computing Devices, Related Software and Components Thereof, Inv. No. 337-TA-769, requesting that the U.S. ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint was subsequently amended on April 8, 2011. The complaint alleges that the importation into the United States, sale for importation, and/or sale within the United States after importation of Barnes & Noble, Inc.’s and Barnes & Noble.com’s NOOK™ and NOOK Color™ products infringe certain claims of U.S. Patent Nos. 5,778,372 (the ’372 patent), 6,339,780 (the ’780 patent), 5,889,522 (the ’522 patent), 6,891,551 (the ’551 patent) and 6,957,233 (the ’233 patent) and requests that the U.S. ITC issue a permanent exclusion order and permanent cease and desist order with respect to these products. On April 1, 2011, the U.S. ITC published a Notice in the Federal Register soliciting comments on any public interest issues raised by the complaint. Barnes & Noble, Inc. and Barnes & Noble.com submitted comments in an April 7, 2011 letter. On April 19, 2011, the ITC served Barnes & Noble, Inc. and Barnes & Noble.com with a Notice of Investigation. On April 25, 2011, the U.S. ITC published the Notice of Investigation in the Federal Register. On May 10, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a response to the complaint denying that they have engaged in any action that would constitute unlawful importation into the United States, sale for importation, or sale within the United States after importation. The response also sets forth six affirmative defenses, including a patent misuse defense. Through its discovery response on July 15, 2011, Microsoft made allegations of infringement of certain claims in the above five patents against the All-New NOOK™ product, which is also part of the investigation. Further, the Administrative Law Judge (ALJ) ruled on November 14, 2011 that the NOOK Tablet™ is part of the investigation.

The parties filed their discovery statements on May 16, 2011, and a telephonic preliminary conference before the ALJ took place on June 2, 2011. On June 16, 2011, the parties submitted a joint proposed procedural schedule which the ALJ approved on June 17, 2011. The ALJ set a target date of August 27, 2012 with a final determination filed no later than April 27, 2012, and set a pre-hearing conference and tutorial for February 6, 2012 with the hearing to commence immediately thereafter and to conclude no later than February 15, 2012. The schedule called for the end of all discovery by December 6, 2011. On June 6, 2011, Microsoft moved to strike Barnes & Noble, Inc.’s and Barnes & Noble.com’s patent misuse defense. The ALJ ruled on July 19, 2011 that discovery should proceed on the patent misuse defense while the motion was pending and on October 3, 2011 denied the motion. On October 21, 2011, the ALJ ruled that fact discovery on the patent misuse defense would be extended until December 14, 2011 in light of the late production of a large volume of documents by Microsoft relating to that defense. The parties have in principle agreed to January 5, 2012 as the deadline for expert discovery related to the patent misuse defense.

On the same day that it submitted its original complaint to the U.S. ITC, Microsoft also filed a complaint against Barnes & Noble, Inc., Barnes & Noble.com, and a number of other defendants in the United States District Court for the Western District of Washington. The district court complaint also alleges that Barnes & Noble, Inc.

and Barnes & Noble.com are infringing the ’372, ’780, ’522, ’551 and ’233 patents through the sale in the United States and the importation into the United States of the NOOK™ and NOOK Color™ products. Barnes & Noble, Inc. and Barnes & Noble.com answered the district court complaint on April 25, 2011. On May 18, 2011, Barnes & Noble, Inc. and Barnes & Noble.com filed a motion to stay the district court litigation until the ITC’s determination in the ITC investigation becomes final. On June 8, 2011, the district court granted the motion to stay.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to remand the action back to state court, over the Company’s opposition. The Company believes that the district court remanded the action in error. On November 7, 2011, Barnes & Noble petitioned the Ninth Circuit for an appeal of the district court’s remand order. The case is currently in state court, pending the Ninth Circuit’s decision regarding the Company’s petition for permission to review the remand order.

Rhonda Burstein v. Hachette Book Group, Inc., et al.

On August 12, 2011, a purported class action complaint was filed against Hachette Book Group, Inc., Harper Collins Publishers, Inc., Macmillan Publishers, Inc., Penguin Group (USA) Inc., Simon & Schuster, Inc., Random House, Inc., (collectively, the Publisher Defendants) and Apple, Inc., Amazon.Com, Inc., and Barnes & Noble, Inc. (collectively with the Publisher Defendants, the Defendants) in the United States District Court for the Southern District of New York on behalf of purchasers of eBooks of Publisher Defendants through Apple, Amazon, Barnes & Noble and other eBook retailers. The complaint generally alleges a horizontal price fixing and a vertical conspiracy among the Defendants to restrain trade in the consumer retail market of eBooks in the United States in violation of Section 1 of the Sherman Act, 15 U.S.C. §1 and Section 2 of the Sherman Act, 15 U.S.C. §2. The complaint generally seeks treble damages in an undetermined amount sustained pursuant to Section 4 of the Clayton Act 15 U.S.C. § 15, costs and fees, and injunctive relief. Other complaints have been filed against the Publisher Defendants, Apple and/or Amazon that do not name the Company as a defendant resulting in a petition to the U.S. Judicial Panel on Multidistrict Litigation (MDL Panel) to coordinate these cases, including the Burstein action, and consolidate them for pretrial purposes in the Southern District of New York or the Northern District of California. The MDL Panel held a hearing on December 1, 2011. The Company’s date to file a motion to dismiss the Complaint has been extended until after a consolidated amended complaint is filed in the jurisdiction chosen by the MDL Panel. The Company denies liability and intends to vigorously defend its interests.

Barnes & Noble, Inc. and Barnesandnoble.com LLC v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent. Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452, 958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. An initial case management conference has been set for January 20, 2012. The Court has not yet entered a scheduling order in the case.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2011 – August 29, 2011	25,813	$13.12	—	$2,470,561
August 30, 2011 – September 28, 2011	11,485	$12.56	—	$2,470,561
September 29, 2011 – October 29, 2011	36,312	$11.83	—	$2,470,561

Total	73,610	$12.40	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of October 29, 2011.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 29, 2011, the Company has repurchased 33,526,859 shares at a cost of approximately $1.056 billion. The repurchased shares are held in treasury.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document[1]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[1]

101.DEF	XBRL Taxonomy Definition Linkbase Document[1]

101.LAB	XBRL Taxonomy Label Linkbase Document[1]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[1]

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN LINDSTROM
Allen Lindstrom
Interim Chief Financial Officer
(principal financial and accounting officer)

December 8, 2011

EXHIBIT INDEX

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document[1]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[1]

101.DEF	XBRL Taxonomy Definition Linkbase Document[1]

101.LAB	XBRL Taxonomy Label Linkbase Document[1]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[1]

[1]	Filed herewith.