Form 10-Q
period 2012-01-28
BARNES & NOBLE INC
filed 2012-03-08
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2012

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

As of February 29, 2012, 60,195,555 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 2,070,945 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 28, 2012

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Sales	$2,439,124	2,323,780	$5,749,490	5,623,768
Cost of sales and occupancy	1,786,308	1,710,108	4,237,451	4,208,276

Gross profit	652,816	613,672	1,512,039	1,415,492

Selling and administrative expenses	502,870	443,531	1,329,619	1,229,762
Depreciation and amortization	60,273	57,010	173,701	170,691

Operating profit	89,673	113,131	8,719	15,039
Interest expense, net and amortization of deferred financing fees	8,773	13,639	26,675	39,693

Income (loss) before taxes	80,900	99,492	(17,956)	(24,654)
Income taxes	28,869	38,909	(6,818)	(10,114)

Net income (loss)	52,031	60,583	(11,138)	(14,540)
Net loss attributable to noncontrolling interests	—	—	—	37

Net income (loss) attributable to Barnes & Noble, Inc.	$52,031	60,583	$(11,138)	(14,503)

Basic earnings (loss) per common share
Net income (loss) attributable to Barnes & Noble, Inc. available for common shareholders	$0.78	1.01	$(0.33)	(0.26)

Diluted earnings (loss) per common share
Net income (loss) attributable to Barnes & Noble, Inc. available for common shareholders	$0.71	1.00	$(0.33)	(0.26)

Weighted average common shares outstanding
Basic	57,371	56,894	57,261	56,457
Diluted	69,447	57,036	57,261	56,457
Dividends declared per common share	$—	0.25	$—	0.75

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 28, 2012	January 29, 2011	April 30, 2011
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,397	26,477	59,429
Receivables, net	396,854	356,546	150,294
Merchandise inventories	1,814,898	1,615,874	1,375,362
Prepaid expenses and other current assets	169,535	118,486	161,936

Total current assets	2,408,684	2,117,383	1,747,021

Property and equipment:
Land and land improvements	2,541	8,617	8,617
Buildings and leasehold improvements	1,191,224	1,206,172	1,204,108
Fixtures and equipment	1,752,333	1,648,244	1,670,488

	2,946,098	2,863,033	2,883,213
Less accumulated depreciation and amortization	2,309,607	2,130,662	2,178,562

Net property and equipment	636,491	732,371	704,651

Goodwill	520,792	525,220	524,113
Intangible assets, net	569,488	570,110	566,578
Other noncurrent assets	54,418	51,536	54,103

Total assets	$4,189,873	3,996,620	3,596,466

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 28, 2012	January 29, 2011	April 30, 2011
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,488,552	1,244,363	949,010
Accrued liabilities	910,058	790,215	785,667

Total current liabilities	2,398,610	2,034,578	1,734,677

Long-term debt	101,600	304,400	313,100
Long-term deferred taxes	275,436	310,268	280,132
Other long-term liabilities	408,291	473,378	448,647
Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, zero and zero shares issued, respectively	191,958	—	—
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 90,928, 90,274 and 90,465 shares issued, respectively	91	90	90
Additional paid-in capital	1,337,777	1,319,004	1,323,263
Accumulated other comprehensive loss	(11,630)	(13,212)	(11,630)
Retained earnings	543,582	621,796	562,379
Treasury stock, at cost, 33,537, 33,363 and 33,410 shares, respectively	(1,055,842)	(1,053,682)	(1,054,192)

Total shareholders’ equity	813,978	873,996	819,910

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,189,873	3,996,620	3,596,466

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 28, 2012

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity					Total
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost
Balance at April 30, 2011	90	1,323,263	(11,630)	562,379	(1,054,192)	$819,910

Comprehensive loss:
Net loss	—	—	—	(11,138)	—

Total comprehensive loss						(11,138)
Exercise of 89 common stock options	1	1,055	—	—	—	1,056
Stock options and restricted stock tax benefits	—	(1,376)	—	—	—	(1,376)
Stock-based compensation expense	—	14,835	—	—	—	14,835
Accretive dividend on preferred stock	—	—	—	(578)	—	(578)
Accrued/paid cash dividends for preferred stockholders	—	—	—	(7,081)	—	(7,081)
Treasury stock acquired, 127 shares	—	—	—	—	(1,650)	(1,650)

Balance at January 28, 2012	91	1,337,777	(11,630)	543,582	(1,055,842)	$813,978

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 28, 2012 and January 29, 2011

(In thousands)

(unaudited)

	39 weeks ended
	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net loss	$(11,138)	(14,540)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	177,735	177,818
Stock-based compensation expense	14,835	15,660
Property and equipment impairment charge	11,586	2,589
Deferred taxes	(1,375)	1,982
(Gain) loss on disposal of property and equipment	2,365	(573)
Decrease in other long-term liabilities	(40,356)	(32,525)
Changes in operating assets and liabilities, net	(36,334)	(20,694)

Net cash flows from operating activities	117,318	129,717

Cash flows used in investing activities:
Proceeds from sale of distribution center	18,000	—
Purchases of property and equipment	(123,471)	(82,072)
Net (increase) decrease in other noncurrent assets	(5,712)	5,889
Purchase of Borders Group, Inc. intellectual property	(14,528)	—
Fictionwise earn-out payments	—	(4,418)
Purchase of non-controlling interest	—	(300)

Net cash flows used in investing activities	(125,711)	(80,901)

Cash flows used in financing activities:
Net proceeds from issuance of Series J preferred stock	191,380	—
Net (decrease) increase in credit facility	(211,500)	44,000
Cash dividend paid to shareholders	(3,118)	(44,783)
Proceeds from exercise of common stock options	1,056	17,074
Purchase of treasury stock	(1,650)	(1,326)
Excess tax benefit from stock-based compensation	193	1,731
Payment of short term note payable	—	(100,000)

Net cash flows used in financing activities	(23,639)	(83,304)

Net decrease in cash and cash equivalents	(32,032)	(34,488)
Cash and cash equivalents at beginning of period	59,429	60,965

Cash and cash equivalents at end of period	$27,397	26,477

Changes in operating assets and liabilities, net:
Receivables, net	$(246,560)	(249,970)
Merchandise inventories	(439,536)	(245,763)
Prepaid expenses and other current assets	(7,599)	(13,637)
Accounts payable and accrued liabilities	657,361	488,676

Changes in operating assets and liabilities, net	$(36,334)	(20,694)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$17,722	39,216
Income taxes (net of refunds)	$2,179	17,854

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 28, 2012 and January 29, 2011

(In thousands)

(unaudited)

	39 weeks ended
	January 28, 2012	January 29, 2011
Supplemental disclosure of subsidiaries acquired:
Assets acquired (net of cash acquired)	$—	1,513
Liabilities assumed (including Seller Notes)	—	1,213

Cash paid	$—	300
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,963	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 28, 2012 and the results of its operations and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 30, 2011 (fiscal 2011).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 28, 2012 are not indicative of the results to be expected for the 52 weeks ending April 28, 2012 (fiscal 2012).

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis, as well as wireless access and wireless connectivity with the purchase of certain NOOK™ devices from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK™ and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS and the wireless access is deferred and recognized on a straight-line basis over the 2-year estimated life of NOOK™.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended January 28, 2012 and January 29, 2011 was calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 39 weeks ended January 28, 2012 and January 29, 2011, participating securities in the amounts of 3,476,296 and 3,227,690, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		39 weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Numerator for basic income (loss) per share:
Net income (loss) attributable to Barnes & Noble, Inc.	$52,031	60,583	$(11,138)	(14,503)
Accrual of preferred stock dividends	(3,963)	—	(7,081)	—
Accretion of dividends on preferred stock	(316)	—	(578)	—
Less allocation of earnings and dividends to participating securities	(2,735)	(3,329)	—	—

Net income (loss) available to common shareholders	$45,017	57,254	$(18,797)	(14,503)
Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$45,017	57,254	$(18,797)	(14,503)
Accrual of preferred stock dividends	3,963	—	—	—
Accretion of dividends on preferred stock	316	—	—	—
Effect of dilutive options	3	6	—	—

Net income (loss) available to common shareholders	$49,299	57,260	$(18,797)	(14,503)
Denominator for basic income (loss) per share:
Basic weighted average common shares	57,371	56,894	57,261	56,457
Denominator for diluted income (loss) per share:
Basic weighted average common shares	57,371	56,894	57,261	56,457
Preferred shares	12,000	—	—	—
Average dilutive options	76	142	—	—

Diluted weighted average common shares	69,447	57,036	57,261	56,457
Basic income (loss) per common share
Net income (loss) attributable to Barnes & Noble, Inc. available for common shareholders	$0.78	1.01	$(0.33)	(0.26)
Diluted income (loss) per common share
Net income (loss) attributable to Barnes & Noble, Inc. available for common shareholders	$0.71	1.00	$(0.33)	(0.26)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(6) Segment Reporting

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has determined that it has three operating segments: B&N Retail, B&N College and B&N.com. As previously announced on January 5, 2012, the Company is evaluating its reporting segments due to the increased significance of the NOOK business platform. The evaluation is expected to be complete by the end of this fiscal year, which may result in reporting NOOK as a separate operating segment.

B&N Retail

This segment includes 691 bookstores as of January 28, 2012, primarily under the Barnes & Noble Booksellers trade name. The 691 Barnes & Noble stores generally offer a NOOK™ Boutique/Counter, a comprehensive title base, a café, a children’s section, a Toys & Games department, a DVD/BluRay department, a music department, a magazine section, a gift section, a bargain section and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s publishing operation, Sterling Publishing.

B&N College

This segment includes 641 stores as of January 28, 2012 that are primarily school-owned stores operated under contracts by B&N College. The 641 B&N College stores generally sell and rent textbooks, and sell course-related materials, emblematic apparel and gifts, trade books, computer products and NOOK™ eBook Readers and accessories, school and dorm supplies, and convenience and café items.

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

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended		39 weeks ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
B&N Retail	$1,494,050	$1,464,457	$3,412,191	$3,421,519
B&N College	524,604	539,893	1,512,859	1,561,404
B&N.com	420,470	319,430	824,440	640,845

Total	$2,439,124	$2,323,780	$5,749,490	$5,623,768

Depreciation and Amortization

	13 weeks ended		39 weeks ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
B&N Retail	$40,590	$40,052	$117,411	$119,372
B&N College	11,484	10,821	33,760	32,147
B&N.com	8,199	6,137	22,530	19,172

Total	$60,273	$57,010	$173,701	$170,691

Operating Profit (Loss)

	13 weeks ended		39 weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
B&N Retail	$166,331	$137,540	$156,047	$85,006
B&N College	25,214	32,192	86,040	96,614
B&N.com	(101,872)	(56,601)	(233,368)	(166,581)

Total	$89,673	$113,131	$8,719	$15,039

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Capital Expenditures

	13 weeks ended		39 weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
B&N Retail	$26,590	$16,634	$57,428	$40,254
B&N College	8,646	8,510	30,043	24,878
B&N.com	12,719	5,479	36,000	16,940

Total	$47,955	$30,623	$123,471	$82,072

Total Assets

	January 28, 2012	January 29, 2011
B&N Retail	$2,603,027	$2,431,407
B&N College	1,369,474	1,317,920
B&N.com	217,372	247,293

Total	$4,189,873	$3,996,620

A reconciliation of operating profit from reportable segments to income (loss) from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Reportable segments operating profit	$89,673	$113,131	$8,719	$15,039
Interest, net	8,773	13,639	26,675	39,693

Consolidated income (loss) before taxes	$80,900	$99,492	$(17,956)	$(24,654)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(7) Changes in Intangible Assets and Goodwill

		As of January 28, 2012
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	3-25	$271,938	$(27,985)	$243,953
Author contracts	10	18,461	(16,588)	1,873
Technology	5-10	5,850	(2,225)	3,625
Distribution contracts	10	8,325	(4,775)	3,550
Other	3-10	6,175	(4,424)	1,751

		$310,749	$(55,997)	$254,752

Unamortizable intangible assets
Trade name				$293,400
Publishing contracts				21,336

				$314,736

Total intangible assets				$569,488

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Aggregate Amortization Expense:
For the 39 weeks ended January 28, 2012	$12,980
For the 39 weeks ended January 29, 2011	$10,972

Estimated Amortization Expense:
(12 months ending on or about April 30)
2012	$18,416
2013	$19,463
2014	$17,212
2015	$13,277
2016	$11,241

The changes in the carrying amount of goodwill by segment for the 39 weeks ended January 28, 2012 are as follows:

	B&N Retail	B&N College	B&N.com	Total Company
Balance as of April 30, 2011	$225,336	274,070	24,707	$524,113
Benefit of excess tax amortization (a)	—	—	(3,321)	(3,321)

Balance as of January 28, 2012	$225,336	274,070	21,386	$520,792

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued is not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company recognized gift card breakage of $12,554 and $10,685 during the 13 weeks ended January 28, 2012 and January 29, 2011, respectively and $23,199 and $20,599 during the 39 weeks ended January 28, 2012 and January 29, 2011, respectively. The Company had gift card liabilities of $367,555 and $354,775 as of January 28, 2012 and January 29, 2011, respectively, which amounts are included in accrued liabilities.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under a junior seller note related to the acquisition of B&N College. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities and store closing expenses. The Company had the following long-term liabilities at January 28, 2012, January 29, 2011 and April 30, 2011:

	January 28, 2012	January 29, 2011	April 30, 2011
Deferred Rent	$230,542	$286,417	$271,451
Junior Seller Note	150,000	150,000	150,000
Other	27,749	36,961	27,196

Total long-term liabilities	$408,291	$473,378	$448,647

(10) Income Taxes

As of January 28, 2012, the Company had $17,269 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,853 accrued for interest and penalties, which is included in the $17,269 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The tax years that remain subject to examination are primarily 2007 and forward. Some earlier years remain open for a small minority of states.

(11) Fair Values of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 –	Observable inputs that reflect quoted prices in active markets

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

The Company had $101,600 of outstanding debt under its Credit Facility as of January 28, 2012 compared with $304,400 as of January 29, 2011.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(13) Stock-Based Compensation

For the 13 and 39 weeks ended January 28, 2012 and January 29, 2011, the Company recognized stock-based compensation expense included in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Restricted Stock Expense	$4,279	5,048	$12,410	14,945
Restricted Stock Units Expense	430	—	1,198	—
Stock Option Expense	751	238	1,227	715

Stock-Based Compensation Expense	$5,460	5,286	$14,835	15,660

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $504 and $665 for the 13 weeks ended January 28, 2012 and January 29, 2011, respectively, and $1,608 and $1,909 for the 39 weeks ended January 28, 2012 and January 29, 2011, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended January 28, 2012 and January 29, 2011, respectively, $113 for the 39 weeks ended January 28, 2012 and January 29, 2011, respectively.

(15) Sale of Distribution Facility

On December 29, 2011, the Company sold its distribution facility located in South Brunswick, New Jersey for $18,000, which resulted in a loss of $2,178.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(16) Acquisition of Certain Borders’ Intellectual Property Assets

On October 17, 2011, the Company finalized the purchase of certain intellectual property assets from the Borders Group, Inc. Chapter 11 Bankruptcy for $14,528 including acquisition related fees. These intellectual property assets include a customer list, trade names and URLs. The Company accounted for the transaction as an asset purchase, and these assets are included on its consolidated balance sheet as Intangible Assets. The intangible assets are being amortized on an accelerated basis over a three year period, commencing October 17, 2011. Amortization expense related to the acquisition for the 13 weeks and 39 weeks ended January 28, 2012 was $1,816 and $2,119, respectively.

(17) Liberty Investment

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty), a subsidiary of Liberty Media Corporation, pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000, in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock, to be paid quarterly and subject to adjustment in certain circumstances. The Preferred Stock is mandatorily redeemable on August 18, 2021 and may be redeemed at the discretion of the Company anytime after August 17, 2016. Starting August 18, 2013, if the closing price of the Common Stock exceeds 150% of the then-applicable conversion price of the Preferred Stock for 20 consecutive trading days, the Company may require conversion of all the Preferred Stock to Common Stock.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

The Preferred Stock does not meet the categories of ASC 480-10, Distinguishing Liabilities from Equity, and is therefore reported as temporary equity for classification purposes. The related issuance costs, which include advisory, legal and accounting fees, of $12,621 were recorded in temporary equity as a reduction of the proceeds from the Liberty investment. The Company will be required to accrete these fees on a straight line basis as dividends over the ten year term. This is in line with ASC 480-10-S99 for SEC registrants, which requires shares to be classified outside of permanent equity as temporary equity or mezzanine equity when there are events not solely within the control of the issuer that could trigger redemption. The Company has determined that the various embedded options did not require bifurcation from the Preferred Stock. Additionally, the Company concluded that a beneficial conversion feature did not exist as the effective conversion price was greater than the Company’s share price on the commitment date.

(18) Acquisition of Noncontrolling Interest

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the named plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011 and reached a tentative settlement. On August 29, 2011, the Court continued a hearing to consider granting

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

preliminary approval of the settlement. On November 10, 2011, the parties appeared before the Court for the hearing on preliminary approval. At the Court’s request, the parties subsequently submitted supplemental papers to address outstanding issues raised by the Court at the hearing. The Court granted preliminary approval of the settlement on November 22, 2011 and has now set March 26, 2012 for the final approval hearing.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Pursuant to the Court’s January 19, 2011 Scheduling Order, trial was scheduled to commence on December 12, 2011. On September 28, 2011, the Court adjourned the trial at the request of plaintiffs. On January 17, 2012, the Court issued a revised Scheduling Order. Trial is now scheduled to commence on June 18, 2012. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Those motions were briefed on March 2, 2012 and argument has been scheduled for March 27, 2012. Discovery in this matter is proceeding.

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala, and simultaneously filed an amended complaint on behalf of Ms. Parker asserting the same claims asserted in Mr. Strugala’s original complaint. The Court held a pre-motion conference on December 9, 2011, at which the parties agreed that Ms. Parker could be substituted for Mr. Strugala without prejudice to any of defendants’ rights. On January 20, 2012, defendants moved to dismiss the amended complaint. Briefing on that motion is scheduled to be completed on May 4, 2012.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On April 25, 2011, the U.S. International Trade Commission (ITC) published notice that it had instituted an investigation under Section 337 of the Tariff Act of 1930 into allegations by Microsoft Corporation that certain of the Company’s NOOK eReader infringe Microsoft’s U.S. Patent Nos. 5,778,372; 5,889,522; 6,339,780; 6,891,551; and 6,957,233. Microsoft sought a prospective order from the ITC excluding allegedly infringing NOOK products from the United States. Barnes & Noble vigorously contested Microsoft’s allegations, and alleged that Microsoft was abusing its patents to coerce the Company into licensing Microsoft’s patent portfolio. On January 31, 2012, the Administrative Law Judge (ALJ) rejected the Company’s patent misuse defense by granting Microsoft’s summary determination motion directed to that defense. Barnes & Noble filed a petition asking the ITC to review the ALJ’s summary determination ruling. That petition is pending. Microsoft withdrew the ‘780 and ‘551 patents from the investigation, and the case was tried before an ALJ on the three remaining patents on February 6-10, 2012. The Commission’s staff attorney supported Barnes & Noble’s position that each of Microsoft’s asserted patents is invalid and/or not infringed by Barnes & Noble. The ITC is presently scheduled to issue its final determination on August 27, 2012. Microsoft also filed suit against the Company in the United States District Court for the Western District of Washington alleging infringement of the same set of patents. The district court litigation has been stayed pending final resolution of the ITC matter.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. The Court has set certain pretrial dates in the case, including a claim construction hearing on November 19, 2012. The Court has not yet set a trial date in the case.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2012 and January 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(21) Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In addition, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.(ASU 2011-12). ASU 2011-12 effectively defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in ASU 2011-05 are not affected by this update. These ASUs are effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011 and must be applied retrospectively. The adoption is not expected to have an impact on the Company’s Fiscal 2012 Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations for the 13 and 39 week periods ended January 28, 2012 and January 29, 2011, changes in shareholders’ equity for the 39 week period ended January 28, 2012, and cash flows for the 39 week periods ended January 28, 2012 and January 29, 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended January 28, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of April 30, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated June 29, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York

March 8, 2012

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $27.4 million as of January 28, 2012, compared with $26.5 million as of January 29, 2011.

Merchandise inventories increased $199.0 million, or 12.3%, to $1.815 billion as of January 28, 2012, compared with $1.616 billion as of January 29, 2011. This increase was primarily due to higher device and accessory inventories, as the Company over-anticipated the growth in consumer demand for its NOOK Simple Touch devices this holiday season. Receivables, net increased $40.3 million or 11.3% to $396.9 million as of January 28, 2012, compared to $356.5 million as of January 29, 2011. This increase was primarily due to higher shipments of NOOK products to third party channel partners. Prepaid expenses and other current assets increased $51.0 million or 43.1% to $169.5 million as of January 28, 2012, compared to $118.5 million as of January 29, 2011. This increase was primarily due to an increase in the B&N College textbook rental business. Accounts payable increased $244.2 million or 19.6% to $1.489 billion as of January 28, 2012, compared to $1.244 billion as of January 29, 2011 due to device purchases and increased digital content sales. Accrued liabilities increased $119.8 million or 15.2% to $910.1 million as of January 28, 2012, compared to $790.2 million as of January 29, 2011 due primarily to changes in accrued taxes, gift cards and deferred textbook rental income.

On December 29, 2011, the Company sold its distribution facility located in South Brunswick, New Jersey for $18.0 million, which resulted in a loss of $2.2 million.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $123.5 million and $82.1 million during the 39 weeks ended January 28, 2012 and January 29, 2011, respectively. This increase was primarily due to the build-out of digital shops and other merchandising initiatives in the B&N Retail stores, as well as increased digital investments.

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

The Company had $101.6 million of outstanding debt under its Credit Facility as of January 28, 2012 compared with $304.4 million as of January 29, 2011. The decrease in borrowings was due to proceeds received from the issuance of Series J Preferred Stock.

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

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has three operating segments: B&N Retail, B&N College and B&N.com. As previously announced on January 5, 2012, the Company is evaluating its reporting segments due to the increased significance of the NOOK business platform. The evaluation is expected to be complete by the end of this fiscal year, which may result in reporting NOOK as a separate operating segment.

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

Business Overview

The Company’s financial performance has been adversely impacted in recent years by a number of factors, including the economic downturn, increased competition and the expanding digital market. However, recently the Company has benefited from reduced physical bookstore competition in the marketplace, as well as the successful execution of new marketing strategies.

The Company’s core business is the operation of B&N Retail and B&N College stores, from which it derives the majority of its sales and net income.

B&N Retail comparable store sales trends have improved as one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. (Borders), completed liquidating all of its stores under Chapter 11 of the Bankruptcy Code earlier this fiscal year. While the Company expects declining physical book trends to continue industry wide as consumer spending shifts further online and toward digital products, it expects to be the beneficiary of further market consolidation as other non-book retailers reduce their presence in the book category. Additionally, the Company continues to experience positive trends in its juvenile, gift and toys & games businesses as a result of the successful execution of new marketing strategies. Other categories such as Café and Newsstand also improved as a result of increased store traffic.

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

The Company is an innovator in the eReader category, and in October 2010, Barnes & Noble introduced NOOK Color™, the first full-color touch Reader’s Tablet, complementing its NOOK 1st Edition™ and NOOK Wi-Fi 1st Edition™ devices, which offer a paper-like reading experience with a color touch screen for navigation. In May 2011, the Company introduced NOOK Simple Touch ™, the easy-to-use, intuitive eReader that is ultra light, features best-in-class battery performance, a 6-inch full touchscreen and the most advanced E Ink Pearl display at a desirable market price point. On November 7, 2011, Barnes & Noble launched NOOK Tablet™, the Company’s fastest and lightest tablet with the best in entertainment. On February 21, 2012, Barnes & Noble launched NOOK Tablet™ – 8GB, a new addition to the highly rated NOOK Tablet line.

In addition to NOOK™ devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK™ software specific application, which has won the Webby People’s Voice Award. Customers can use Barnes & Noble’s free eReading software to access and read books from their personal Barnes & Noble digital library on devices including iPad™, iPhone®, Android™ smartphones and tablets, PC and Mac®. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK™ products and software-enabled devices and BN.com. The Company also offers NOOK Newsstand™, which provides an extensive selection of digital newspapers and magazines, available in both subscription and single copy format, NOOK Kids™, a collection of digital picture and chapter books for children and NOOK Study™, an innovative study platform and software solution for higher education.

As digital and electronic sales become a larger part of its business, the Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset. The Company is utilizing its traditional retail bookstores to promote NOOK™ via NOOK counters, NOOK Boutiques and NOOK Digital Shop within the bookstores. These dedicated areas provide customers the ability to see, feel and experiment with NOOK™, speak to knowledgeable NOOKsellers and receive pre- and post-sales customer support. Barnes & Noble offers NOOK™ owners Always Free NOOK Support in all of its retail bookstores, as well as free Wi-Fi® connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions.

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

Results of Operations

13 and 39 weeks ended January 28, 2012 compared with the 13 and 39 weeks ended January 29, 2011

Sales

The following table summarizes the Company’s sales for the 13 and 39 weeks ended January 28, 2012 and January 29, 2011:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	% Total	January 29, 2011	% Total	January 28, 2012	% Total	January 29, 2011	% Total
B&N Retail	$1,494,050	61.3%	$1,464,457	63.0%	$3,412,191	59.4%	$3,421,519	60.8%
B&N College	524,604	21.5%	539,893	23.2%	1,512,859	26.3%	1,561,404	27.8%
B&N.com	420,470	17.2%	319,430	13.8%	824,440	14.3%	640,845	11.4%

Total Sales	$2,439,124	100.0%	$2,323,780	100.0%	$5,749,490	100.0%	$5,623,768	100.0%

During the 13 weeks ended January 28, 2012, the Company’s sales increased $115.3 million, or 5.0%, to $2.439 billion from $2.324 billion during the 13 weeks ended January 29, 2011. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 13 weeks ended January 28, 2012 increased $29.6 million, or 2.0%, to $1.494 billion from $1.464 billion during the same period a year ago, and accounted for 61.3% of total Company sales. This increase was primarily attributable to a 2.8% increase in comparable store sales, which increased sales by $39.0 million, offset by closed stores that decreased sales by $17.6 million. The comparable sales increase was primarily driven by higher physical book sales. Store traffic increased as the Company benefitted from a consolidating physical book market. B&N Retail also experienced positive comparable sales in categories where it has relayed its stores and expanded its product assortment, such as juvenile, toys and games, and gift. The balance of the sales change was primarily due to lower deferred device revenues. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., a wholly-owned subsidiary of the Company.

•

B&N College sales decreased $15.3 million, or 2.8%, to $524.6 million during the 13 weeks ended January 28, 2012 from $539.9 million during the 13 weeks ended January 29, 2011. The decrease in sales was primarily due to a higher mix of textbook rentals, which have a lower price than new or used textbooks. In addition, a portion of textbook rental sales are deferred over the rental period. Comparable store sales, however, for the 13 weeks ended January 28, 2012 were flat. For the 13 weeks ended January 28, 2012, closed stores decreased sales by $12.5 million, while new B&N College stores contributed to an increase in sales of $19.0 million.

•

B&N.com sales increased $101.0 million, or 31.6%, to $420.5 million during the 13 weeks ended January 28, 2012 from $319.4 million during the 13 weeks ended January 29, 2011. Comparable sales for B&N.com increased 42.1% for the 13 weeks ended January 28, 2012. This increase to sales was primarily due to the continued growth in the NOOK business, offset by lower online physical product sales.

During the 13 weeks ended January 28, 2012, B&N Retail had no store openings and 12 store closings, and B&N College added four stores and closed none.

During the 39 weeks ended January 28, 2012, the Company’s sales increased $125.7 million, or 2.2%, to $5.750 billion from $5.624 billion during the 39 weeks ended January 29, 2011. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 39 weeks ended January 28, 2012 decreased $9.3 million, or 0.3%, to $3.412 billion from $3.422 billion during the same period a year ago, and accounted for 59.4% of total Company sales. This decrease was primarily attributable to closed stores, which decreased sales by $44.9 million, offset by a 0.6% increase in comparable store sales, which increased sales by $18.7 million. The increase in comparable sales was primarily due to higher sales of NOOK products, offset by lower physical book sales. B&N Retail also experienced positive comparable sales in categories where it has relayed its stores and expanded its product assortment, such as juvenile, toys and games, and gift. The balance of the sales change was primarily due to lower deferred device revenues.

•

B&N College sales decreased $48.5 million, or 3.1%, to $1.513 billion during the 39 weeks ended January 28, 2012 from $1.561 billion during the 39 weeks ended January 29, 2011. The decrease in sales was primarily due to a higher mix of textbook rentals, which have a lower price than new or used textbooks. In addition, a portion of textbook rental sales are deferred over the rental period. Comparable store sales, however, for the 39 weeks ended January 28, 2012 decreased 0.1%. For the 39 weeks ended January 28, 2012, closed stores decreased sales by $33.4 million and new B&N College stores contributed to an increase in sales of $43.2 million.

•

B&N.com sales increased $183.6 million, or 28.6%, to $824.4 million during the 39 weeks ended January 28, 2012 from $640.8 million during the 39 weeks ended January 29, 2011. Comparable sales for B&N.com increased 46.0% for the 39 weeks ended January 28, 2012. This increase to sales was primarily due to the continued growth in the NOOK business offset by lower online physical product sales.

During the 39 weeks ended January 28, 2012, B&N Retail had no store openings and 14 store closings, bringing its total number of Barnes & Noble stores to 691 with 18.0 million square feet, and B&N College added 23 stores and closed 18, ending the period with 641 B&N College stores. As of January 28, 2012, the Company operated 1,332 stores in the fifty states and the District of Columbia.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	% of Sales	January 29, 2011	% of Sales	January 28, 2012	% of Sales	January 29, 2011	% of Sales
B&N Retail	$997,444	66.8%	$993,106	67.8%	$2,347,649	68.8%	$2,384,784	69.7%
B&N College	418,063	79.7%	427,782	79.2%	1,187,574	78.5%	1,229,446	78.7%
B&N.com	370,801	88.2%	289,220	90.5%	702,228	85.2%	594,046	92.7%

Total Cost of Sales and Occupancy	$1,786,308	73.2%	$1,710,108	73.6%	$4,237,451	73.7%	$4,208,276	74.8%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 28, 2012, cost of sales and occupancy increased $76.2 million, or 4.5%, to $1.786 billion from $1.710 billion during the 13 weeks ended January 29, 2011. Cost of sales and occupancy decreased as a percentage of sales to 73.2% from 73.6% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 66.8% from 67.8% during the same period one year ago. This decrease was primarily attributable to higher product margins and lower occupancy costs.

•

B&N College cost of sales and occupancy increased as a percentage of sales to 79.7% from 79.2% during the same period one year ago driven by increased occupancy costs associated with renewals and by deleveraging. In the third quarter, an incremental $12 million of textbook rental margin was deferred as compared to last year, the majority of which will be realized in the fourth quarter.

•

B&N.com cost of sales and occupancy decreased as a percentage of sales to 88.2% from 90.5% during the same period one year ago. This decrease was primarily attributable to a stronger mix of digital products.

During the 39 weeks ended January 28, 2012, cost of sales and occupancy increased $29.2 million, or 0.7%, to $4.237 billion from $4.208 billion during the 39 weeks ended January 29, 2011. Cost of sales and occupancy decreased as a percentage of sales to 73.7% from 74.8% during the same period one year ago. The decrease by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 68.8% from 69.7% during the same period one year ago. This decrease was primarily attributable to higher product margins and lower occupancy costs.

•	B&N College cost of sales and occupancy slightly decreased as a percentage of sales to 78.5% from 78.7% during the same period one year ago.

•

B&N.com cost of sales and occupancy decreased as a percentage of sales to 85.2% from 92.7% during the same period one year ago. This decrease was primarily attributable to a stronger mix of digital products.

Gross Margin

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	% of Sales	January 29, 2011	% of Sales	January 28, 2012	% of Sales	January 29, 2011	% of Sales
B&N Retail	$496,606	33.2%	$471,351	32.2%	$1,064,542	31.2%	$1,036,735	30.3%
B&N College	106,541	20.3%	112,111	20.8%	325,285	21.5%	331,958	21.3%
B&N.com	49,669	11.8%	30,210	9.5%	122,212	14.8%	46,799	7.3%

Total Gross Margin	$652,816	26.8%	$613,672	26.4%	$1,512,039	26.3%	$1,415,492	25.2%

The Company’s consolidated gross margin increased $39.1 million, or 6.4%, to $652.8 million during the 13 weeks ended January 28, 2012 from $613.7 million during the 13 weeks ended January 29, 2011. This increase was due to the matters discussed above.

The Company’s consolidated gross margin increased $96.5 million, or 6.8%, to $1.512 billion during the 39 weeks ended January 28, 2012 from $1.415 billion during the 39 weeks ended January 29, 2011. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	% of Sales	January 29, 2011	% of Sales	January 28, 2012	% of Sales	January 29, 2011	% of Sales
B&N Retail	$289,685	19.4%	$293,759	20.1%	$791,084	23.2%	$832,357	24.3%
B&N College	69,843	13.3%	69,098	12.8%	205,485	13.6%	203,197	13.0%
B&N.com	143,342	34.1%	80,674	25.3%	333,050	40.4%	194,208	30.3%

Total Selling and Administrative Expenses	$502,870	20.6%	$443,531	19.1%	$1,329,619	23.1%	$1,229,762	21.9%

Selling and administrative expenses increased $59.3 million, or 13.4%, to $502.9 million during the 13 weeks ended January 28, 2012 from $443.5 million during the 13 weeks ended January 29, 2011. Selling and administrative expenses increased as a percentage of sales to 20.6% from 19.1% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 19.4% from 20.1% during the same period one year ago primarily due to sales leverage and increased store productivity, partially offset by higher asset impairments and loss recorded on the sale of a distribution facility.

•

B&N College selling and administrative expenses increased as a percentage of sales to 13.3% from 12.8% during the same period one year ago primarily attributable to sales deleverage against the increase in textbook rentals.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 34.1% from 25.3% during the same period one year ago. This increase was primarily attributable to an increase in advertising costs, higher legal fees and additional resources hired over the past year to support digital growth.

Selling and administrative expenses increased $99.9 million, or 8.1%, to $1.330 billion during the 39 weeks ended January 28, 2012 from $1.230 billion during the 39 weeks ended January 29, 2011. Selling and administrative expenses increased as a percentage of sales to 23.1% from 21.9% during the same period one year ago. The increase (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 23.2% from 24.3% during the same period one year ago due primarily to sales leverage and increased store productivity, partially offset by higher asset impairments.

•

B&N College selling and administrative expenses increased as a percentage of sales to 13.6% from 13.0% during the same period one year ago primarily attributable to sales deleverage against the increase in textbook rentals.

•

B&N.com selling and administrative expenses increased as a percentage of sales to 40.4% from 30.3% during the same period one year ago. This increase was primarily attributable to an increase in advertising costs, higher legal fees and additional resources hired over the past year to support digital growth.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	% of Sales	January 29, 2011	% of Sales	January 28, 2012	% of Sales	January 29, 2011	% of Sales
B&N Retail	$40,590	2.7%	$40,052	2.7%	$117,411	3.4%	$119,372	3.5%
B&N College	11,484	2.2%	10,821	2.0%	33,760	2.2%	32,147	2.1%
B&N.com	8,199	1.9%	6,137	1.9%	22,530	2.7%	19,172	3.0%

Total Depreciation and Amortization	$60,273	2.5%	$57,010	2.5%	$173,701	3.0%	$170,691	3.0%

During the 13 weeks ended January 28, 2012, depreciation and amortization increased $3.3 million, or 5.7%, to $60.3 million from $57.0 million during the same period one year ago primarily due to amortization of intellectual property assets purchased from the Borders Group, Inc.

During the 39 weeks ended January 28, 2012, depreciation and amortization increased $3.0 million, or 1.8%, to $173.7 million from $170.7 million during the same period last year primarily due to amortization of intellectual property assets purchased from the Borders Group, Inc.

Operating Profit (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	% of Sales	January 29, 2011	% of Sales	January 28, 2012	% of Sales	January 29, 2011	% of Sales
B&N Retail	$166,331	11.1%	$137,540	9.4%	$156,047	4.6%	$85,006	2.5%
B&N College	25,214	4.8%	32,192	6.0%	86,040	5.7%	96,614	6.2%
B&N.com	(101,872)	-24.2%	(56,601)	-17.7%	(233,368)	-28.3%	(166,581)	-26.0%

Total Operating Profit	$89,673	3.7%	$113,131	4.9%	$8,719	0.2%	$15,039	0.3%

The Company’s consolidated operating profit decreased $23.5 million, or 20.7%, to $89.7 million during the 13 weeks ended January 28, 2012 from $113.1 million during the 13 weeks ended January 29, 2011. This decrease was due to the matters discussed above.

The Company’s consolidated operating profit decreased $6.3 million, or 42.0%, to $8.7 million during the 39 weeks ended January 28, 2012 from an operating profit of $15.0 million during the 39 weeks ended January 29, 2011. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 28, 2012	January 29, 2011	% of Change	January 28, 2012	January 29, 2011	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$8,773	$13,639	-35.7%	$26,675	$39,693	-32.8%

Net interest expense and amortization of deferred financing fees decreased $4.9 million, to $8.8 million during the 13 weeks ended January 28, 2012 from $13.6 million during the 13 weeks ended January 29, 2011. This decrease was primarily due to the more favorable rates on the amended Credit Facility, lower borrowings driven by the Liberty investment and the payoff of the senior note in December 2010 relating to the acquisition of B&N College.

Net interest expense and amortization of deferred financing fees decreased $13.0 million, to $26.7 million during the 39 weeks ended January 28, 2012 from $39.7 million during the 39 weeks ended January 29, 2011. This decrease was due to the same matters discussed above.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2012	Effective Rate	January 29, 2011	Effective Rate	January 28, 2012	Effective Rate	January 29, 2011	Effective Rate
Income Taxes	$28,869	35.7%	$38,909	39.1%	$(6,818)	38.0%	$(10,114)	41.0%

The Company had income tax expense of $28.9 million during the 13 weeks ended January 28, 2012 compared with an income tax expense of $38.9 million during the 13 weeks ended January 29, 2011. The Company’s effective tax rate was 35.7% and 39.1% for the 13 weeks ended January 28, 2012 and January 29, 2011, respectively. The lower effective tax rate for the 13 weeks ended January 28, 2012 is primarily due to a lower state effective tax rate in the current period combined with discrete items in the prior year.

Income tax benefit during the 39 weeks ended January 28, 2012 was $(6.8) million compared with an income tax benefit of $(10.1) million during the 39 weeks ended January 29, 2011. The Company’s effective tax rate was 38.0% and 41.0% for the 39 weeks ended January 28, 2012 and January 29, 2011, respectively. The lower effective tax rate for the 39 weeks ended January 28, 2012 is primarily due to a lower state effective tax rate in the current period combined with discrete items in the prior period.

Net Income (Loss) Attributable to Barnes & Noble, Inc.

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$52,031	$60,583	$(11,138)	$(14,503)

As a result of the factors discussed above, the Company reported consolidated net income attributable to Barnes & Noble, Inc. of $52.0 million during the 13 weeks ended January 28, 2012, compared with consolidated net income attributable to Barnes & Noble, Inc. of $60.6 million during the 13 weeks ended January 29, 2011.

As a result of the factors discussed above, the Company reported a consolidated net loss attributable to Barnes & Noble, Inc. of $(11.1) million during the 39 weeks ended January 28, 2012, compared with a consolidated net loss attributable to Barnes & Noble, Inc. of $(14.5) million during the 39 weeks ended January 29, 2011.

Critical Accounting Policies

During the third quarter of fiscal 2012, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that the expected sales lift from Borders’ store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the business resulting from the review of a potential separation of the NOOK digital business, the possibility that no NOOK digital business separation transaction may occur or the form or nature of any such separation or any other transaction which may arise out of such review, the impact on the retail business of any separation of the NOOK digital business, the costs and disruptions arising out of a separation of the NOOK digital business, the risk that Barnes & Noble may not recoup its investments in the NOOK digital business as part of any separation of the NOOK digital business and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K and Form 10-K/A, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC. The forward looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK eReader and content in countries outside the United States: the Company may not be successful in reaching agreements with international companies, the terms of agreements that we reach may not be advantageous to the Company, the Company’s NOOK device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 28, 2012, the Company’s cash and cash equivalents totaled approximately $27.4 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $101.6 million and $304.4 million in borrowings under its credit facility at January 28, 2012 and January 29, 2011, respectively.

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

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. (B&N Booksellers) in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. On June 3, 2009, B&N Booksellers filed an answer denying all claims. Discovery concerning purported class member payroll checks and related information is ongoing. On August 19, 2010, B&N Booksellers filed a motion to dismiss the case for lack of a class representative when the named plaintiff advised she did not wish to continue to serve in that role. On October 15, 2010, the Court issued an order denying B&N Bookseller’s motion to dismiss. The Court further ruled that Ms. Minor could not serve as a class representative. The Court also granted Plaintiff’s Motion to Compel Further Responses to previously-

served discovery seeking contact information for the putative class. B&N Booksellers provided that information on October 15, 2010. The previously scheduled Case Management Conference was continued to January 27, 2011. Plaintiff’s counsel filed an amended complaint on January 26, 2011, adding two new named Plaintiffs, Jacob Allum and Cesar Caminiero. At the Case Management Conference held on January 27, 2011, the Court ordered the parties to complete mediation by May 6, 2011. The parties held a mediation on April 11, 2011 and reached a tentative settlement. On August 29, 2011, the Court continued a hearing to consider granting preliminary approval of the settlement. On November 10, 2011, the parties appeared before the Court for the hearing on preliminary approval. At the Court’s request, the parties subsequently submitted supplemental papers to address outstanding issues raised by the Court at the hearing. The Court granted preliminary approval of the settlement on November 22, 2011 and has now set March 26, 2012 for the final approval hearing.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Chancery Court against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Chancery Court issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. The Company provided this shareholder with certain documents, on a confidential basis, in response to its demand. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Chancery Court against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. At that time, this shareholder also filed a motion for expedited proceedings. At a hearing held on September 21, 2009, the court denied plaintiff’s request for expedited proceedings. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. Also on October 6, 2009, the plaintiff in the sixth case filed a separate motion seeking to consolidate its case with the Consolidated Cases and appoint it as co-lead plaintiff and to appoint its counsel as co-lead counsel. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. The Company and defendants sought an extension of their time to answer or otherwise respond to the complaints while the plaintiffs’ respective consolidation motions were pending. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. Plaintiffs designated the Consolidated Complaint filed on November 3, 2009 to be the operative Complaint. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. On January 29, 2010, plaintiffs informed defendants that they would amend their Complaint rather than respond to defendants’ motions to dismiss. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. Pursuant to the Court’s January 19, 2011 Scheduling Order, trial was scheduled to commence on December 12, 2011. On September 28, 2011, the Court adjourned the trial at the request of plaintiffs. On January 17, 2012, the Court issued a revised Scheduling Order. Trial is now scheduled to commence on June 18, 2012. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Those motions were briefed on March 2, 2012 and argument has been scheduled for March 27, 2012. Discovery in this matter is proceeding.

Stephen Strugala v. Leonard Riggio, et al.

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala, and simultaneously filed an amended complaint on behalf of Ms. Parker asserting the same claims asserted in Mr. Strugala’s original complaint. The Court held a pre-motion conference on December 9, 2011, at which the parties agreed that Ms. Parker could be substituted for Mr. Strugala without prejudice to any of defendants’ rights. On January 20, 2012, defendants moved to dismiss the amended complaint. Briefing on that motion is scheduled to be completed on May 4, 2012.

Microsoft Corp. v. Barnes & Noble, Inc. et al.

On April 25, 2011, the U.S. International Trade Commission (ITC) published notice that it had instituted an investigation under Section 337 of the Tariff Act of 1930 into allegations by Microsoft Corporation that certain of the Company’s NOOK eReaders infringe Microsoft’s U.S. Patent Nos. 5,778,372; 5,889,522; 6,339,780; 6,891,551; and 6,957,233. Microsoft sought a prospective order from the ITC excluding allegedly infringing NOOK products from the United States. Barnes & Noble vigorously contested Microsoft’s allegations, and alleged that Microsoft was abusing its patents to coerce the Company into licensing Microsoft’s patent portfolio. On January 31, 2012, the Administrative Law Judge (ALJ) rejected the Company’s patent misuse defense by granting Microsoft’s summary determination motion directed to that defense. Barnes & Noble filed a petition asking the ITC to review the ALJ’s summary determination ruling. That petition is pending. Microsoft withdrew the ‘780 and ‘551 patents from the investigation, and the case was tried before an ALJ on the three remaining patents on February 6-10, 2012. The Commission’s staff attorney supported Barnes & Noble’s position that each of Microsoft’s asserted patents is invalid and/or not infringed by Barnes & Noble. The ITC is presently scheduled to issue its final determination on August 27, 2012. Microsoft also filed suit against the Company in the United States District Court for the Western District of Washington alleging infringement of the same set of patents. The district court litigation has been stayed pending final resolution of the ITC matter.

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

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. The Court has set certain pretrial dates in the case, including a claim construction hearing on November 19, 2012. The Court has not yet set a trial date in the case.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2011 – November 28, 2011	7,177	$11.85	—	$2,470,561
November 29, 2011 – December 28, 2011	2,133	$14.60	—	$2,470,561
December 29, 2011 – January 28, 2012	1,011	$14.12	—	$2,470,561

Total	10,321	$12.64	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of January 28, 2012.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 28, 2012, the Company has repurchased 33,537,180 shares at a cost of approximately $1.056 billion. The repurchased shares are held in treasury.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

15.1[1]	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1[1]	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	Certification by the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[1]	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document[1]

101.CAL	XBRL Taxonomy Calculation Linkbase Document[1]

101.DEF	XBRL Taxonomy Definition Linkbase Document[1]

101.LAB	XBRL Taxonomy Label Linkbase Document[1]

101.PRE	XBRL Taxonomy Presentation Linkbase Document[1]

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN LINDSTROM
Allen Lindstrom
Interim Chief Financial Officer
(principal financial and accounting officer)

March 8, 2012

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