Form 10-K
period 2012-04-28
BARNES & NOBLE INC
filed 2012-06-27
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $476,847,804 based upon the closing market price of $12.00 per share of Common Stock on the New York Stock Exchange as of October 29, 2011.

As of May 31, 2012, 60,027,900 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 1,321,112 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 28, 2012 are incorporated by reference into Parts II and IV.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that the expected sales lift from Borders Group Inc.’s store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the business resulting from the review of a potential separation of the NOOK digital business, the risk that the transactions contemplated by the partnership with Microsoft Corporation (Microsoft) to form a new Company subsidiary (NewCo) to be comprised of NOOK and B&N College, including with respect to any spin-off, split-off or other disposition by the Company of its interest in NewCo, are not able to be implemented on the terms contemplated or at all, the risk that the transactions do not achieve the expected benefits for the parties including the risk that NewCo’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that the separation of the digital and college businesses or any subsequent spin-off, split-off or other disposition by the Company of its interest in NewCo results in adverse impacts on the Company or NewCo (including as a result of termination of agreements and other adverse impacts), the potential impact on the Company’s retail business of the separation, the potential tax consequences for the Company and its shareholders of a subsequent spin-off, split-off or other disposition by the Company of its interest in NewCo, the risk that the international expansion contemplated by the relationship is not successful, the risk that NewCo is not able to perform its obligations under the commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the costs and disruptions arising out of any such separation of NOOK and B&N College, the risk that the Company may not recoup its investments in NOOK as part of any separation transaction, the risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts and other factors which may be outside of the Company’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” and in the Company’s other filings made hereafter from time to time with the Securities and Exchange Commission (SEC). The forward-looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK® eReader and content in countries outside the United States: the Company may not be successful in reaching agreements with international companies, the terms of agreements that the Company reach may not be advantageous to it, the Company’s NOOK® device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 is a leading content, commerce and technology company providing customers easy and convenient access to books, magazines, newspapers and other content across its multi-channel distribution platform. As of April 28, 2012, the Company operates 1,338 bookstores in 50 states, including 647 bookstores on college campuses, operates one of the Web’s largest eCommerce sites and develops digital content products and software. Given the dynamic nature of the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership and fuel sales growth across multiple channels.

Of the 1,338 bookstores, 691 operate primarily under the Barnes & Noble Booksellers trade name. Barnes & Noble College Booksellers, LLC (B&N College), a wholly-owned subsidiary of Barnes & Noble, operates 647 college bookstores at colleges and universities across the United States. Barnes & Noble Retail (B&N Retail) operates the 691 retail bookstores. Retail also includes the Company’s eCommerce site and Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, including the development and support of the Company’s NOOK product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third-party distribution partners, B&N Retail and B&N College. The Company employed approximately 35,000 full and part-time employees as of April 28, 2012.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, NOOK® (references to NOOK® include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™ and NOOK Simple Touch with GlowLightTM eBook Reader devices)2 and related accessories, bargain books, magazines, gifts, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on barnesandnoble.com. On September 30, 2009 Barnes & Noble completed the acquisition of Barnes & Noble College Booksellers, Inc. from Leonard Riggio and Louise Riggio pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among the Company and the Sellers (the Acquisition). The Acquisition of B&N College has allowed the Company to expand into sales of textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items on college and university campuses. In fiscal year ended April 30, 2011 (fiscal 2011), B&N College began offering a textbook rental option to its customers, and expanded its electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). B&N College offers its

[1]	Based upon sales reported in trade publications and public filings.
[2]

Any reference to NOOK®, NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™ and NOOK Simple Touch with GlowLight™ includes the trademark symbol (® or ™, as applicable) even if a symbol is not included.

customers a full suite of textbook options—new, used, digital and rental. The Company previously licensed the “Barnes & Noble” trade name from B&N College under certain agreements. The Acquisition gave the Company exclusive ownership of its trade name.

To address dynamic changes in the book selling industry, Barnes & Noble has been transforming its business from a store-based model to a multi-channel model centered on its retail stores, Internet and digital commerce. Barnes & Noble is currently the only enterprise to offer readers the option of store visits, eCommerce, and digital delivery of books to Barnes & Noble-branded devices or other devices of their choosing.

Barnes & Noble’s strategy is to:

•	continue to invest in the digital business to fuel NOOK and content sales;

•	use its infrastructure to deliver digital content to customers wirelessly and online;

•	utilize the strong Barnes & Noble brand and retail footprint to attract customers to its multi-channel platform; and

•	expand its distribution channels through strategic partnerships with world-class hardware and software companies and retail partners.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is the Company’s website, barnesandnoble.com.

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison Investment Holdings, Inc. (Morrison), and Microsoft Corporation (Microsoft) pursuant to which the Company will form a Delaware limited liability company (NewCo), and transfer to NewCo the Company’s digital device, digital content and college bookstore businesses and NewCo will sell to Morrison, and Morrison will purchase, 300 million convertible preferred membership interests in NewCo for an aggregate purchase price of $300.0 million. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NewCo will develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.

As part of the partnership with Microsoft described above, the Company, through NewCo, plans to launch the NOOK® digital bookstore in 10 countries within 12 months, putting NOOK.com websites onto the screens of tens of millions of Windows users. Once the NOOK digital bookstore is launched, customers in these countries will have access to one of the world’s largest marketplaces of digital copyright content and reading technologies, enabling them to buy and consume books, magazines and other forms of content on the world’s best mobile platforms, including WindowsTM, IOSTM, and AndroidTM. The Company is also exploring opportunities to give consumers outside of the U.S. access to its award-winning NOOK portfolio of reading products through potential distribution partnerships yet to be announced. While there can be no assurances, the Company intends to have one or more distribution agreements in place to sell NOOK® devices in certain countries outside the U.S. prior to the 2012 holiday season.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204.0 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances.

The Company was incorporated in Delaware in 1986.

Segments

Prior to fiscal year-end, the Company reported an operating segment titled B&N.com which included both its digital business and eCommerce operations. Due to the increased focus on the digital business and the Company’s recently developed ability to review the digital business separate from its eCommerce business, the Company performed an evaluation on the effect of its impact on the identification of operating segments. The assessment considered the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, during the fourth quarter of fiscal 2012 the Company has determined that the segment previously referred to as B&N.com is no longer applicable and has created a new segment titled NOOK to report upon its digital business, moving the eCommerce business (i.e., sales of physical merchandise over the Internet) into the B&N Retail segment. Also as a result of this assessment, certain corporate office and other costs have been allocated to all three segments. The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 691 bookstores as of April 28, 2012, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a comprehensive title base, a NOOK® department/Boutique/Counter, a café, a Children’s department, an Educational Toys & Games department, a Music/DVDs/BluRay department, a gift department, a magazine department, and bargain department and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com and the publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2012, the Company reduced the Barnes & Noble store base by 0.4 million square feet, bringing the total square footage to 18.0 million square feet, a 1.9% decrease from fiscal 2011. The Company did not open any new Barnes & Noble stores in fiscal 2012.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 28, 2012, Barnes & Noble had stores in 162 of the total 210 Designated Market Area markets. In 67 of the 162 markets, the Company has only one Barnes

& Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 22,000 to 165,000 titles. The comprehensive title selection is diverse and reflects local interests. Bestsellers typically represent between 2% and 5% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at barnesandnoble.com while offering an option to have the book sent to the store or shipped directly to the customer. The website additionally allows customers to purchase over two million eBooks, newspapers and magazines. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

NOOK® Boutique/Counter. The Company is utilizing its traditional retail bookstores to promote NOOK® via NOOK counters, NOOK Boutiques™ and NOOK Digital Shop™ within the bookstores. These dedicated areas provide customers the ability to see, feel and experiment with NOOK®, speak to knowledgeable booksellers and receive pre- and post-sales customer support. The Company offers NOOK® owners Always Free NOOK Support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. The devices, which provide a fun, easy-to-use and immersive reading experience, include NOOK Simple Touch™, NOOK Tablet™, NOOK Color™ and most recently, NOOK Simple Touch with GlowLight™. These devices have received numerous accolades in product reviews from, among others, msnbc.com, PCWorld, ZDNet, Time® Magazine, PCMAG.com, CNET and The Wall Street Journal and the NOOK Color™ was the winner of the coveted “People’s Choice Award” in the Last Gadget Standing competition at the 2011 International Consumer Electronics Show in Las Vegas. The NOOK® devices have also opened up an additional market for NOOK® related accessories such as stands, covers, lights and other items. The Company is collaborating with top designers such as Jonathan Adler, Kate Spade, Jack Spade and Legendary Palm Beach Design House Lilly Pulitzer® to further personalize customers reading experience.

Educational Toys & Games Department. Barnes & Noble stores have expanded the educational toys & games and adult games & puzzles departments both in stores and online. The Company has also created the “ultimate playroom” for children with the rollout of 2,500 square foot boutiques in select stores. The department has implemented a program that enhances ease and appropriateness of product choice for consumers by designating products to specific age groupings based on development milestones. This strategy is complemented by the launch of B&N Kids’ Expert Circle on Barnes & Noble.com. The program is meant to serve as a trusted resource for parents and educators by partnering with experts in the fields of literacy, arts and educations, child development and pediatric medicine, who will share advice and parenting tips and offer book and toy suggestions on B&N Kids.

Music/DVD/BluRay Departments. Many of the Barnes & Noble stores have music/DVD/BluRay departments, which range in size from 1,000 to 5,000 square feet. The music/DVD/BluRay departments typically stock over 15,000 titles. The Company’s DVD and BluRay selection focuses on foreign films, documentaries and episodic TV shows. The music selection is tailored to the tastes of the Company’s core customers, centering on classical music, opera, jazz, blues and pop rock.

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

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 22,000 to 165,000 unique titles, of which approximately 30,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than 13 million titles. It includes over 3.7 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of Barnes & Noble.com’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

The Company has a multi-channel eCommerce marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this eCommerce program is the Company’s website, barnesandnoble.com.

In this way, the website serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at barnesandnoble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK® customers can access free Wi-Fi connectivity; enjoy the Read In Store™ feature to browse many complete eBooks for free, and the More In Store™ program, which offers free, exclusive content and special promotions.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard®, an affinity credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard receive an additional 5% rebate for all purchases made in Barnes & Noble stores or at barnesandnoble.com. In addition, points are accumulated for purchases made elsewhere, and are redeemed for Barnes & Noble gift cards which can be used for purchases in either channel. The Company believes that its website complements its bookstores in many ways. It not only serves as a marketing tool, it offers convenient shopping alternatives for its customers. Customers can reserve products online and pick them up in store, as well as order products online while in the store and have them ship directly to their home.

Store Locations and Properties. The Company’s experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers, freestanding buildings and regional shopping malls. More recently, the real estate personnel focuses on renegotiating leases as they expire.

The B&N Retail segment includes 691 bookstores as of April 28, 2012, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state and the District of Columbia as of April 28, 2012 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	13
Alaska	2	Montana	4
Arizona	18	Nebraska	4
Arkansas	5	Nevada	5
California	80	New Hampshire	4
Colorado	17	New Jersey	24
Connecticut	13	New Mexico	3
Delaware	2	New York	46
District of Columbia	2	North Carolina	21
Florida	44	North Dakota	3
Georgia	21	Ohio	19
Hawaii	3	Oklahoma	5
Idaho	3	Oregon	7
Illinois	30	Pennsylvania	27
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	11
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	56
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	18	Virginia	25
Michigan	21	Washington	18
Minnesota	20	West Virginia	1
Mississippi	3	Wisconsin	11
		Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games and history & current affairs, as well as a large and growing presence in children’s books. Sterling with its distinguished heritage, open mind to incubating new businesses and an all-consuming, entrepreneurial zest has a 12,000+ title base of eBooks and print books. In addition, Sterling also distributes 1,600+ titles on behalf of client publishers.

Operations

The Company has seasoned management teams for its retail stores, including those for real estate, merchandising and store operations. Field management includes regional vice presidents and district managers supervising multiple store locations.

The Barnes & Noble management team is led by experienced management in both traditional product lines and in digital eCommerce. The Barnes & Noble management team employs highly skilled professionals with both media expertise and supply chain management skills. This combination ensures a positive customer experience regardless of a customer’s preference for a physical product or a digital one.

Each Barnes & Noble store generally employs a store manager, two assistant store managers, a café manager and approximately 40 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill new positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

Field management for all of the Company’s bookstores, including regional vice presidents, district managers and store managers, participate in an incentive program tied to store productivity. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

Barnes & Noble has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. District managers participate in annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company utilizing a blended learning approach, including on-the job training, eLearning, facilitator-led training and training aids available at each bookstore.

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

The Company’s B&N Retail segment purchases physical books on a regular basis from over 900 publishers and over 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 52% of the B&N Retail’s book purchases during fiscal 2012, and no single supplier accounted for more than 16% of B&N Retail’s purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

As of April 28, 2012, the Company had approximately 2,000,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has approximately 230,000 square feet of distribution center capacity for facilitating sales by Sterling Publishing to third parties.

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

The Company believes that it has built a leading interactive eCommerce platform, and plans to continue to invest in technologies that will enable it to offer its customers the most convenient and user-friendly online shopping experience. B&N Retail has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of service to its customers. The overall mix of technologies and applications allows the Company to support a distributed, scalable and secure eCommerce environment.

The Company uses Intel®-based server technology in a fully redundant configuration to power its website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users (known as hosting). The Company utilizes two hosting locations. Both locations are hosted internally by the Company. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and use three separate Internet service providers. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

Competition

The book business is highly competitive in every channel in which Barnes & Noble operates. B&N Retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. B&N Retail competes with other bookstores, including Books-A-Million. It also faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in B&N Retail stores. B&N Retail also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors have greater financial and other resources and different business strategies than B&N Retail does. B&N Retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments.

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 28, 2012, the B&N Retail segment had approximately 30,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions, with the exception of 40 employees, and the Company believes that its relationship with its employees is generally excellent.

B&N College

On September 30, 2009, the Company acquired B&N College, one of the largest contract operators of bookstores on college and university campuses across the United States. As of April 28, 2012, B&N College operated 647 stores nationwide. B&N College’s customer base can purchase various items from their campus stores, including textbooks and course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, convenience and café items and more recently textbook rentals. In fiscal 2011, B&N College began offering a textbook rental option to its customers and expanded its electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). A significant number of textbooks are now available in multiple formats: new, used, rental and digital (rental and ownership), resulting in improved choice and substantial student savings.

B&N College operates 613 traditional college bookstores and 34 academic superstores, which are generally larger in size, offer cafés and provide a sense of community that engages the surrounding campus and local communities in college activities and culture. The traditional bookstores range in size from 500 to 48,000 square feet. The academic superstores range in size from 8,000 to 75,000 square feet.

B&N College generally operates its stores pursuant to multi-year management service agreements under which a school designates B&N College to operate the official school bookstore on campus and B&N College provides the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guarantee.

B&N College’s business strategy is to maintain long-term relationships with colleges and universities by providing high-quality service to college administrators, faculty and students. The Company believes that the key elements contributing to the success of B&N College are:

•	Conversion of more institutionally run college bookstores to contract-managed stores;

•	Opening College Superstores in select markets;

•	Optimizing comparable store sales through:

¡	Leveraging increasing student enrollment trends;

¡	Expanding targeted email and social media marketing;

¡	Increasing web sales of textbooks and other collegiate merchandise;

¡	Expansion of textbook rentals and electronic textbook sales; and

¡

New merchandising initiatives to roll out additional products and services to B&N College locations. In addition to expanding product selection in existing stores, initiatives include two concept stores – RechargeU, offering fresh and pre-packaged foods and beverages and The Tech Store, which provides multiple, interactive stations for students to try computer hardware as well as purchase related computer accessories.

Customers. B&N College’s three customer constituencies are students, faculty members and campus administrators. B&N College’s customer base consists of students and faculty members who exhibit relatively predictable purchasing patterns based on the timing of university and college terms.

Marketing. B&N College uses a variety of marketing efforts and promotional campaigns to raise awareness for special initiatives, such as holiday promotions, freshman orientation, homecoming and graduation events, and to drive traffic to the stores. To reach its target customers, B&N College implements focused e-mail marketing campaigns for students and alumni, customized in-store promotions, and special events. B&N College also utilizes student ambassadors to drive key promotions and enhance the reputation of the on-campus bookstore.

B&N College also offers NOOK Study™, a platform and software solution for higher education, NOOK Kids™, a collection of digital picture and chapter books for children, and NOOK Books en español™, the first-ever Spanish language digital bookstore in the United States of America.

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

Store Locations

Traditional Bookstores. As of April 28, 2012, B&N College operated 613 bookstores in its traditional format, including state universities, private universities and community colleges. The typical B&N College bookstore is located on campus in a location convenient to students and faculty. These bookstores range in size from 500 to 48,000 square feet.

Academic Superstores. As of April 28, 2012, B&N College operated 34 B&N College academic superstores at select major campuses, such as the University of Pennsylvania, Yale University, the College of William and Mary, Boston University, DePaul University, Vanderbilt University, and Georgia Institute of Technology (Georgia Tech). B&N College academic superstores offer universities an exciting establishment on their campuses and further enable B&N College to differentiate itself. B&N College academic superstores, which range in size from 8,000 to 75,000 square feet, include a café, and carry a large selection of course-required textbooks, supplies, emblematic clothing and gifts, and 10,000 to 110,000 titles of trade and reference books. B&N College academic superstores are positioned in locations that attract customers from the neighborhood community as well as students and faculty from the university. They are open extended hours and have ongoing events such as author signings. These stores differ from traditional format B&N College stores since the majority have a customer base that includes the general public and sales which are less dependent on course-required materials.

B&N College maintains individual customized websites for the bookstores it manages. Students can choose to shop in the comfortable and inviting atmosphere of B&N College’s bookstores, or they can opt to go to the virtual bookstore for their collegiate needs. Designed to appeal to faculty, students, alumni and parents, the sites feature both services and eCommerce options. Services include faculty and author profiles, calendars of events and general store operating policies. eCommerce options include a full college shopping experience, from online textbook ordering, school specific merchandise to general reading.

The number of B&N College stores located in each state listed below and the District of Columbia as of April 28, 2012, is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	16	Missouri	9
Arizona	8	Nevada	1
Arkansas	6	New Hampshire	4
California	30	New Jersey	19
Colorado	3	New Mexico	7
Connecticut	7	New York	67
Delaware	2	North Carolina	18
District of Columbia	1	North Dakota	1
Florida	28	Ohio	29
Georgia	13	Oklahoma	5
Idaho	1	Oregon	4
Illinois	17	Pennsylvania	59
Indiana	16	Rhode Island	3
Iowa	1	South Carolina	13
Kansas	2	South Dakota	2
Kentucky	31	Tennessee	12
Louisiana	11	Texas	63
Maryland	20	Virginia	23
Massachusetts	29	Washington	11
Michigan	25	West Virginia	11
Minnesota	6	Wisconsin	6
Mississippi	7

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

B&N College has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. Store managers participate in annual sales and leadership conferences, and regional managers participate in at least semi-annual sales and leadership conferences. Store and regional managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by B&N College. The Company utilizes a blended learning approach, including on-the job training, e-Learning, facilitator-led training and training aids available at each bookstore.

Purchasing

B&N College’s purchasing procedures vary by product type and are usually made at the store level, with corporate oversight. Faculty members are responsible for selecting (adopting) the appropriate textbooks for their course offerings. This process typically occurs three months in advance of the two peak selling periods, the fall term (August/September) and the spring term (January/February), when students purchase course materials and supplies for upcoming classes. After titles are adopted for the upcoming term, B&N College determines how much inventory it will need to purchase based on several factors, including student enrollment and the previous term’s textbook sales histories. B&N College first uses the Text Net™ system to determine if other company stores have the necessary new or used books on hand and may transfer the inventory to the appropriate stores. After internal sourcing, B&N College purchases books from outside suppliers. B&N College also offers rental and eBook options on a significant percentage of its titles to ensure that students are given the choice of all available formats. As part of its contract with the particular institution, B&N College guarantees that it will order textbooks for all courses.

B&N College’s primary suppliers of new textbooks include Pearson Education (Prentice Hall), Cengage (Thomson) Learning, MBS Textbook Exchange, Inc. (MBS), McGraw-Hill, MPS (VHPS) and John Wiley & Sons. B&N College’s primary suppliers of used textbooks are students, returns of previously rented books and MBS. The stores offer a “cash for books” program in which students can sell their books back to the store at the end of the semester. Buybacks are heaviest in December and May. Students typically receive 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not. Both textbooks and trade books are generally returnable to publishers for full credit.

The larger superstores, which feature an expanded selection of trade books, use the Barnes & Noble BookMaster system. In the smaller stores, trade (general reading) book purchasing also is controlled at the store level.

B&N College stores also feature collegiate and athletic apparel relating to a school and/or its sports programs and other custom-branded school spirit products, including t-shirts, sweatshirts and hats. Other merchandise, such as laptops and other computer related products, notebooks, backpacks, school supplies and related items are also offered. In addition, many stores also provide students with a place to purchase convenience items, such as food, beverages and dormitory products. General merchandise vendors and products are initially selected by the merchants in the B&N College home office and approved assortments are provided to the stores. Stores make selections from these assortments based on the unique needs of their campus, in conjunction with the home office merchants.

Competition

Approximately 50% of college bookstores are operated by the educational institutions themselves. Follett, a contract operator of campus bookstores, Nebraska Book Company, a contract operator of on-campus and off-campus bookstores, Amazon, and Chegg.com, an online textbook rental company, compete directly with B&N College. In addition, publishers are increasing efforts to sell directly to students and technology companies like Apple and Amazon are increasing their digital offerings to students. B&N College offers customers a full suite of textbook options—new, used, digital and rental.

Seasonality

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters. Textbook rentals, which primarily occur at the beginning of the semester, are being recognized over the rental period.

Employees

As of April 28, 2012, B&N College had approximately 4,750 full- and part-time employees. B&N College’s employees are not represented by unions, with the exception of 31 employees, and the Company believes that its relationship with its employees is generally excellent.

NOOK

This segment includes the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories to third party distribution partners, as well as to B&N Retail and B&N College. Additionally, this segment includes the development and support of the Company’s NOOK® product offerings.

NOOK produces a number of different eReaders, including NOOK Tablet™, NOOK Color™, NOOK Simple Touch™ and NOOK Simple Touch with GlowLight™. These devices are designed in Palo Alto, California. NOOK Simple Touch™ and NOOK Simple Touch with GlowLight™ provide customers a simple, easy to use, intuitive eReader on an E Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. NOOK Tablet™ and NOOK Color™, in addition to providing access to the Company’s digital content catalog, provide users access to the NOOK App store, a dedicated email client, web browsing capability and much more. Always Free NOOK Support in any of our bookstores, provide customers the ability to interact with a knowledgeable NOOKseller to receive pre- and post- customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices, Read In Store™ access, which allows owners to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. The NOOK® eReading products also allow for digital lending of a wide selection of books through its LendMe® technology.

Barnes & Noble’s NOOK® eReading software provides customers the ability to purchase digital content and access to their Lifetime Library on a wide range of digital platforms, including iPad™, iPhone®, iPod touch®, Android™ smartphones and tablets, as well as most PC and Mac® laptops or full-sized desktop computers. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers have a seamless experience across their devices.

Third-Party Distribution Network. In addition to selling NOOK® devices through its own bookstores, the Company also sells devices through other third-party retail channels. Our third-party retail partners include Best Buy, Walmart, Staples, Target, Radio Shack, Books-A-Million, OfficeMax, Fred Meyer, P.C. Richard & Son, Office Depot, Fry’s Electronics and Systemax Inc. retailers. These additional retailers expand the reach of our NOOK® devices.

Operations

The digital products group has knowledgeable product development and operational management teams for designing and delivering on the digital products business. Barnes & Noble has brought in many new managers to its Manhattan and Palo Alto digital operations centers to promote the host of established and emerging digital products. Digital product management oversees product concept, software development, engineering and user experience. Operational management oversees demand planning, strategic sourcing, manufacturing, return and refurbishment and customer service.

The Company’s development office in Palo Alto employs experienced engineers in the Company’s digital product area. NOOK digital products management team is focused on next generation strategic products that offer customers with a range of digital reading products to enhance the reading experience. The software, engineering and user interface teams provide for new or upgraded products. NOOK digital products remain competitive as a result of its investments in ongoing research and development efforts.

Purchasing/Distribution

NOOK acquires the rights to distribute digital content from publishers and distributes the content on barnesandnoble.com, NOOK® devices and other eBookstore platforms. Certain digital content is distributed under an agency pricing model in which the publishers set fixed prices for eBooks and NOOK receives a fixed commission on content sold through the eBookstore. The majority of the Company’s eBook sales are sold under the agency model.

NOOK utilizes the Company’s purchasing power and its world class distribution centers to synergistically facilitate the purchasing and shipping of its devices and accessory sales.

Competition

The eReader business is highly competitive. NOOK competes primarily on price and device functionality. The importance of price varies depending on the competitor, with some of NOOK’s competitors engaging in significant discounting and other promotional activities. NOOK competes primarily with other eReaders on functionality, consumer appeal, availability of digital content and price. NOOK competes with many online digital businesses, notably Amazon.com and Apple. Some of the Company’s competitors may have greater financial and other resources and different business strategies than NOOK does.

Seasonality

The NOOK business, like that of many technology companies, is impacted by the launch of new products and the promotional efforts to support those new products, as well as the traditional retail holiday selling seasonality.

Employees

As of April 28, 2012, NOOK had approximately 533 full- and part-time employees. NOOK’s employees are not represented by unions and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, NOOK®, The All-New NOOK™, The Simple Touch Reader™, NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Tablet™, Reader’s Tablet™, NOOK Simple Touch™, NOOK Simple Touch with GlowLight™, NOOK Books™, NOOK Bookstore™, NOOK Newsstand™, NOOK Newspapers™, NOOK Digital Shop™, PubIt!™, NOOK Kids™, Read In Store™, More In Store™, NOOK Friends™, LendMe®, NOOK Boutiques™, NOOK Books en español™, NOOK Study™, Lifetime Library™ , Registration Integration™, Text Net™, Books Etc™, Borders™, Borders Books & Music™ and borders.com™, some of which are registered or pending with the United States Patent and Trademark Office.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, including Barnes & Noble College Booksellers, LLC, (2) “Barnes & Noble” refer to Barnes & Noble, Inc. and its subsidiaries excluding Barnes & Noble College Booksellers, LLC, (3) “B&N College” refer to Barnes & Noble College Booksellers, LLC and (4) “NOOK®” refer to NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch ™, NOOK Simple Touch with GlowLight™ and/or NOOK Tablet™ Reader devices.

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

B&N College’s sales are also affected by the overall economic environment, including as a result of reductions in funding levels at colleges and universities, although historically the effect has been less significant than in the Barnes & Noble retail stores. Students also may spend less on textbooks and other general merchandise in a difficult economic environment. B&N College’s business is also dependent on, among other things, college and university funding, government grants and funding, which may be negatively impacted in an economic downturn. The economic downturn has adversely impacted B&N College’s business during the past fiscal year.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s core business is its operation of Barnes & Noble retail stores across the United States, and it derived over a majority of its sales from Barnes & Noble retail stores in its most recent fiscal year. Management generally believes that the Company’s retail stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and may close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

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

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2012, Barnes & Noble’s five largest suppliers accounted for approximately 45 percent of the dollar value of merchandise purchased. During fiscal 2012, B&N College’s five largest suppliers accounted for approximately 55 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, most suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, certain of our merchandise, including electronic readers, are sourced, directly or indirectly, from outside the

United States, including, without limitation, from suppliers in China. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise and/or adversely affect our results of operations. Furthermore, the Barnes & Noble and B&N College businesses are each dependent on the continued supply of trade books, in the case of Barnes & Noble, and textbooks, in the case of B&N College. The publishing industry generally has suffered due, among other things, to changing consumer preferences away from the print medium and due to the difficult economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity.

The Company’s businesses rely on certain key personnel

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of Leonard Riggio, Chairman, William J. Lynch Jr., Chief Executive Officer, Mitchell S. Klipper, Chief Executive Officer-Barnes & Noble Retail, Michael P. Huseby, Chief Financial Officer, Max J. Roberts, President of B&N College, and Eugene V. DeFelice, Vice President, General Counsel and Corporate Secretary, as well as certain other key officers of the Company and its subsidiaries including Barnes & Noble.com.

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

The Company’s businesses are seasonal.

The Company’s businesses are seasonal. For the Company’s businesses other than B&N College, sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. For fiscal 2012, 33% of sales and 102% of operating income of B&N Retail were generated in its third fiscal quarter. Operating results in the Company’s businesses other than B&N College depend significantly upon the holiday selling season in the third fiscal quarter. The B&N College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters. Less than satisfactory net sales for any fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year and may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

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

The Company’s digital content offerings, including NOOK®, depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that it uses is compromised or otherwise malfunctions, the Company could be subject to claims, and content providers may be unwilling to include their content in its service.

The Company faces data security risks with respect to personal information.

The Company’s business involves the receipt and storage of personal information about customers and employees. The Company’s use of personal information is regulated at the international, federal and state levels. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If the Company fails to comply with these laws and regulations, it could be subjected to legal risk. In addition, even if the Company fully complies with all laws and regulations and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the Company’s security measures could misappropriate the Company or its users’ proprietary information and cause interruption in its operations. Any compromise of the Company’s data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure and a loss of confidence in its security measures, which could harm the business. Data security breaches may also result from non-technical means, for example, actions by an employee.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates will limit its stockholders’ ability to influence corporate matters and may involve other risks.

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, an employee of the Company and formerly the Company’s Vice Chairman, are brothers and together are currently the beneficial owners of an aggregate of approximately 30.6% of the Company’s outstanding capital stock as of April 28, 2012, a majority of which is beneficially owned solely by Leonard Riggio. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of a note issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

In addition, Liberty Media, holds 204,000 shares of the Company’s Series J Preferred Stock (Preferred Stock), which are convertible, at the option of the holder thereof, into shares of Common Stock representing approximately 16.6% of the Common Stock outstanding as of August 29, 2011, based on the current conversion rate. The holders of the Preferred Stock vote on an as-converted basis with holders of Common Stock on manners submitted to a vote of Common Stock and have the right, voting as a separate class, to elect two directors to the board of directors of the Company, subject to reduction upon certain ownership requirements ceasing to be met. Liberty Media also has veto rights over certain matters relating to the Company and its subsidiaries and certain rights upon a change of control of the Company.

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

The Company’s announced evaluation of strategic exploratory work may result in the sale of the NOOK digital business or other strategic transaction.

On January 5, 2012, the Company announced that it was pursuing strategic exploratory work to separate the NOOK business in order to capitalize on its rapid growth and its favorable leadership position in the expanding market for digital content. On April 30, 2012, the Company announced the formation of a strategic partnership with Microsoft Corporation (Microsoft) in a new Company subsidiary (NewCo) to be comprised of NOOK and B&N College. The Company is actively engaged in the formation of NewCo and intends to explore all alternatives for how a strategic separation of NewCo may occur and whether such separation would create shareholder value. However, there can be no assurance that the review will result in a strategic separation or the creation of a stand-alone public company, and there is no timetable for this review. There is the potential for various adverse impacts on the Company and its businesses as a result of this proposed partnership, including, without limitation, the risk that the transactions contemplated by the partnership, including with respect to any spin-off, split-off or other disposition by the Company of its interest in NewCo, are not able to be implemented on the terms contemplated or at all, the risk that the transactions do not achieve the expected benefits for the parties including the risk that NewCo’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that the separation of NOOK and B&N College or any subsequent spin-off, split-off or other disposition by the Company of its interest in NewCo results in adverse impacts on Company or NewCo (including as a result of termination of agreements and other adverse impacts), the potential impact on B&N Retail of the separation, the potential tax consequences for the Company and its shareholders of a subsequent spin-off, split-off or other disposition by the Company of its interest in NewCo, the risk that the international expansion contemplated by the relationship is not successful, the risk that NewCo is not able to perform its obligations under the commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the costs and disruptions arising out of any such separation of NOOK and B&N College, the risk that the Company may not recoup its investments in the NOOK digital business as part of any separation transaction, and risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts. Moreover, the form or nature of any such separation or any other transaction which may arise out of such proposed partnership may have an adverse impact on the Company’s operations and stock price.

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

Barnes & Noble, which has historically limited its operations to the United States, has begun to conduct operations internationally, including in China. There is no assurance that any investment by Barnes & Noble to expand its operations internationally will be successful.

In particular, the Company has announced that it is in discussions with strategic partners including publishers, retailers and technology companies in international markets that may lead to expansion of the NOOK business abroad. There can be no assurances that the Company will actually be successful in reaching agreements with these partners. Moreover, the terms of any agreements that are reached may not be advantageous to the Company. The NOOK® device may require technological changes to comply with applicable foreign laws. It also may not be accepted in a particular marketplace where other companies may have already entered with products that have achieved some customer acceptance.

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

The book business is highly competitive in every channel in which Barnes & Noble operates. Barnes & Noble retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of Barnes & Noble’s competitors engaging in significant discounting and other promotional activities. NOOK® competes primarily with other eBook readers on functionality, consumer appeal, availability of digital content and price. Barnes & Noble competes with large bookstores including Books-A-Million and smaller format bookstores. It faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in Barnes & Noble retail stores. Barnes & Noble also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of the Company’s competitors may have greater financial and other resources and different business strategies than Barnes & Noble does. Barnes & Noble retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. The music and DVD businesses are also highly competitive, and Barnes & Noble faces competition from mass merchants, discounters, the Internet and digital distribution. Barnes & Noble faces competition from the expanding market for digital content and hardware, including without limitation electronic books or “eBooks” and eBook readers. New and enhanced technologies, including new digital technologies and new web services technologies, may increase Barnes & Noble’s competition. Competition may also intensify as Barnes & Noble’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce Barnes & Noble’s sales and profits.

If Barnes & Noble is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of Barnes & Noble’s retail stores are located in leased premises. Barnes & Noble’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Barnes & Noble has 442 leases up for renewal by April 30, 2016. If the cost of leasing existing retail stores increases, Barnes & Noble may not be able to maintain its existing store locations as leases expire. In addition, Barnes & Noble may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. Barnes & Noble’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

Barnes & Noble faces various risks as an Internet retailer and as a digital retailer.

Business risks related to its online and digital businesses include risks associated with the need to keep pace with rapid technological change, risks associated with the timing of the adoption of new digital products or platforms, Internet security risks, risks of system failure or inadequacy, protection of digital rights, supply chain risks, government regulation and legal uncertainties with respect to the Internet and digital content, risks related to data privacy and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on Barnes & Noble’s business.

The Company faces the risk of a shift in consumer spending patterns to Internet retailers and digital content.

The Company has entered parts of the online and digital markets in which it has limited experience and may in the future expand into additional areas. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for the Company’s traditional product lines. The gross margin for Barnes & Noble’s online sales is generally lower than for sales in its retail stores. Although the Company has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. Barnes & Noble also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically Barnes & Noble offered a selection of music products in its retail stores, but has dramatically decreased such selection because of the increased competition from the download of digital music. B&N College is experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers selling directly to students; print-on-demand textbooks; CD-ROMs; textbook rental companies; and student-to-student transactions over the Internet. In addition, B&N College is experiencing a trend toward increased textbook rentals rather than textbook sales. These challenges may negatively affect the Company’s operating results.

Barnes & Noble’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

Barnes & Noble may require additional capital in the future to sustain or grow Barnes & Noble’s online and digital businesses. Barnes & Noble’s gross profits and margins in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, Barnes & Noble may have limited or no experience in its newer products and services, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its NOOK® eBook reader, as well as new gift products and educational toys and games products. Some of these offerings may present new and difficult technological challenges, and Barnes & Noble may be subject to claims or recalls if customers of these offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

Barnes & Noble depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

NOOK® and other Company products are manufactured by a third-party manufacturer outside the United States, and Barnes & Noble relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While Barnes & Noble’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or Barnes & Noble’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, Barnes & Noble may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect Barnes & Noble’s reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, Barnes & Noble’s financial condition and operating results could be adversely affected.

The Company or its digital business may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that the its products are free of such minerals. The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules are not yet implemented, the implementation of these requirements may limit the pool of suppliers who can provide Barnes & Noble DRC Conflict Free components and parts, and the Company cannot make assurances that it will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, because the Barnes & Noble supply chain is complex, the Company may face reputational challenges with its customers, stockholders and other stakeholders if it is unable to sufficiently verify the origins for the defined conflict metals used in its products.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business (including governmental investigations and litigation relating to the agency pricing model for digital content distribution). Existing and future laws and regulations and their application and/or enforcement may impede the growth of the Internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models including the agency pricing model. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, the characteristics and quality of products and services and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act). Unfavorable regulatory and legal developments, including among other things the U.S. Department of Justice’s lawsuit against Apple Inc. and certain U.S. publishers for allegedly colluding to raise the price of electronic books and the settlement between the U.S. Department of Justice and certain of the U.S. publishers that were party to that lawsuit, could diminish the demand for the Company’s products and services, increase its cost of doing business, decrease its margins and materially adversely impact its results of operations or financial operations.

The Company relies on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third-parties to offer their digital content, including on NOOK® and through its eBookstore. Its licensing arrangements with these third-parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to offer a wide variety of content at reasonable prices with acceptable usage rules, its financial condition and operating results may be materially adversely affected.

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

All but one of the active Barnes & Noble stores is leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 690 leased stores open as of April 28, 2012 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2013	123
2014	136
2015	101
2016	82
2017	105
2018 and later	143

B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. In many cases, either party may cancel. The contracts for the 647 B&N College stores as of April 28, 2012 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2013	68
2014	22
2015	36
2016	43
2017	33
2018 and later	445

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

The Company leases two additional locations in New York, New York for office space: approximately 90,000 square feet under a lease expiring in 2015, for Barnes & Noble.com and NOOK administrative offices, and approximately 56,000 square feet under a lease expiring in 2014, for Sterling Publishing administrative offices. Additionally, Sterling leases approximately 23,000 square feet of office space in Asheville, North Carolina under a lease expiring in 2017.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2017 and approximately 259,000 square feet of office space in Palo Alto, California under leases expiring in 2013, 2015 and 2021.

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

The Company records a liability when it believes that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. The Company may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if proceedings are in the early stages; (iii) if there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) if there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) if there are significant factual issues to be determined or resolved; (vi) if the proceedings involve a large number of parties; (vii) if relevant law is unsettled or novel or untested legal theories are presented; or (viii) if the proceedings are taking place in jurisdictions where the laws are complex or unclear. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. With respect to the legal matters described below, the Company has determined, based on its current knowledge, that the amount of loss or range of loss, that is reasonably possible including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

The following is a discussion of the material legal matters involving the Company.

Minor v. Barnes & Noble Booksellers, Inc. et al.

On May 1, 2009, a purported class action complaint was filed against B&N Booksellers, Inc. in the Superior Court for the State of California alleging wage payments by instruments in a form that did not comply with the requirements of the California Labor Code, allegedly resulting in impermissible wage payment reductions and calling for imposition of statutory penalties. The complaint also alleges a violation of the California Labor Code’s Private Attorneys General Act and seeks restitution of such allegedly unpaid wages under California’s unfair competition law, and an injunction compelling compliance with the California Labor Code. The complaint alleges two subclasses of 500 and 200 employees, respectively (there may be overlap among the subclasses), but contains no allegations concerning the number of alleged violations or the amount of recovery sought on behalf of the purported class. The Court granted preliminary approval of the settlement on November 22, 2011 and granted final approval of the settlement on April 6, 2012.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Court of Chancery against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Court of Chancery issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Court of Chancery against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Briefing on those motions was completed by March 2, 2012. The Court ruled on those motions on March 27, 2012, denying summary judgment as to Defendants Lawrence Zilavy and Michael Del Giudice and granting summary judgment in as to, and dismissing all claims against, Defendants Stephen Riggio, Irene R. Miller, Margaret T. Monaco and William Dillard, II. On June 13, 2012, all remaining defendants agreed to settle all remaining claims, subject to receipt of court approval (the Settlement). In the Settlement, the sellers in the Transaction have agreed to waive $22,750,000 of the purchase price by waiving a corresponding principal amount (and interest on) of the Junior Seller Note issued by the Company to the sellers as part of the purchase price of the Transaction. If the Settlement Agreement is approved by the Delaware Court of Chancery, the Consolidated Cases will be dismissed, on the merits, with prejudice. Upon approval, the $22,750,000 reduction in purchase price will be recorded as a credit to additional paid in capital.

Whitney Parker v. Leonard Riggio, et al. (formerly Stephen Strugala v. Leonard Riggio, et al.)

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York by Stephen Strugala against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala, and simultaneously filed an amended complaint on behalf of Ms. Parker containing substantially the same claims asserted in Mr. Strugala’s original complaint. The Court held a pre-motion conference on December 9, 2011, at which the parties agreed that Ms. Parker could be substituted for Mr. Strugala without prejudice to any of defendants’ rights. On January 20, 2012, defendants moved to dismiss the amended complaint. Briefing on that motion was completed on May 4, 2012.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at

Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to remand the action back to state court, over the Company’s opposition. On November 7, 2011, the Company petitioned the Ninth Circuit for an appeal of the district court’s remand order. The Ninth Circuit affirmed the district court’s remand order on May 18, 2012.

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. The Court has set certain pretrial dates in the case, including a claim construction hearing on March 12, 2013. The Court has not yet set a trial date in the case.

Dustin Torrez, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On October 11, 2011, a complaint was filed in the Superior Court for the State of California, County of San Francisco against the Company. The complaint is styled as a California state-wide class action. It alleges violations of California Civil Code section 1747.08 (the Song-Beverly Credit Card Act of 1971) due to the Company’s alleged improper requesting and recording of zip codes from California customers who used credit cards as payment. The Summons and Complaint have not been served on the Company.

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP

TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$21.06	$10.40	$23.20	$11.89
Second Quarter	17.62	9.75	17.92	12.70
Third Quarter	18.73	9.35	17.29	12.27
Fourth Quarter	14.74	10.45	19.50	8.45

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2012
Common stock, $0.001 par value	2,202

Dividends

The Company paid dividends to preferred shareholders in the amount of $7,081,000 in fiscal 2012.

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

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2012 – February 27, 2012	12,560	$12.25	—	$2,470,561
February 28, 2012 – March 28, 2012	16	$13.39	—	$2,470,561
March 29, 2012 – April 28, 2012	172,508	$13.25	—	$2,470,561

Total	185,084	$13.18	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 and 2009 Incentive Plans. The 2004 and 2009 Incentive Plans provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2.5 million as of April 28, 2012.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 28, 2012, the Company has repurchased 33,722,264 shares at a cost of approximately $1.1 billion under its stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 28, 2012 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 28, 2012, the Company’s cash and cash equivalents totaled approximately $54,131,000.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $324,200,000 and $313,100,000 in borrowings under its credit facility at April 28, 2012 and April 30, 2011, respectively.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 28, 2012.

BDO USA, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of April 28, 2012 as stated in their report incorporated herein as part of the Company’s Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 28, 2012 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 28, 2012 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 28, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,860,000	$18.76	1,001,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,860,000	$18.76	1,001,000

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52-week period ended April 28, 2012, 52-week period ended April 30, 2011 and the 52-week period ended May 1, 2010 (in thousands):

	Balance at beginning of period	Acquisition of B&N College	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 28, 2012	$4,565	$—	$1,844	$(468)	$5,941
April 30, 2011	$2,522	$—	$2,096	$(53)	$4,565
May 1, 2010	$1,738	$1,097	$(181)	$(132)	$2,522

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (3)

3.3	Form of Certificate of Designation, dated as of November 17, 2009. (4)

3.4	Amended and Restated By-laws of the Company. (5)

3.5	Amendment to Amended and Restated By-laws of the Company. (6)

4.1	Specimen Common Stock certificate. (2)

4.2	Rights Agreement, dated as of November 17, 2009, between Barnes & Noble, Inc. and Mellon Investor Services LLC, as Rights Agent. (4)

4.3	First Amendment dated as of February 17, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (7)

4.4	Second Amendment dated as of June 23, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (22)

4.5	Third Amendment dated as of October 29, 2010, to the Rights Agreement, dated as of November 17, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent. (25)

4.6	Issuance and sale of Series J Preferred Stock of the Company to Liberty GIC, Inc. as of August 18, 2011, to Liberty GIC, Inc.. (30)

10.1	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (28)

10.2	First Amendment to the Amended and Restated Credit Agreement, dated as of April 27, 2012, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (31)

10.3	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (6)

Exhibit No.	Description

10.4	The Company’s 2009 Executive Performance Plan. (8)

10.5	The Company’s 2004 Executive Performance Plan. (9)

10.6	First Amendment to the Company’s 2004 Executive Performance Plan. (10)

10.7	The Company’s 2009 Incentive Plan. (8)

10.8	The Company’s 2004 Incentive Plan. (9)

10.9	Amendment to the Company’s 2004 Incentive Plan. (11)

10.10	Second Amendment to the Company’s 2004 Incentive Plan. (10)

10.11	The Company’s Amended and Restated 1996 Incentive Plan. (12)

10.12	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (11)

10.13	Form of Option Award Agreement of the Company. (13)

10.14	Form of Restricted Stock Award Agreement of the Company. (13)

10.15	The Company’s Amended and Restated Deferred Compensation Plan. (10)

10.16	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (14)

10.17	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (14)

10.18	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (15)

10.19	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (10)

10.20	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (16)

10.21	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (17)

10.22	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (16)

10.23	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (18)

10.24	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (10)

Exhibit No.	Description

10.25	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (16)

10.26	Transitional Employment Agreement between the Company and Joseph J. Lombardi, dated October 21, 2011. (32)

10.27	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (19)

10.28	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (22)

10.29	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (22)

10.30	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (23)

10.31	Form of Option Award Agreement pursuant to the Company’s 2009 Incentive Plan. (23)

10.32	Form of Restricted Stock Award Agreement pursuant to the Company’s 2009 Incentive Plan. (23)

10.33	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (25)

10.34	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (26)

10.35	Restricted Stock Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (28)

10.36	Employment Agreement between the Company and Michael P. Huseby, dated March 9, 2012. (31)

10.37	Investment Agreement between the Company and Liberty GIC, Inc dated August 18, 2011. (29)

10.38	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation dated April 27, 2012. (30)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (33)

14.1	Code of Business Conduct and Ethics. (20)

Exhibit No.	Description

21.1	List of Subsidiaries. (33)

23.1	Consent of BDO USA, LLP. (33)

23.2	Report of BDO USA, LLP. (33)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (33)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (33)

101.INS	XBRL Instance Document. (33)

101.SCH	XBRL Taxonomy Extension Schema Document. (33)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (33)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (33)

101.LAB	XBRL Taxonomy Label Linkbase Document. (33)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (33)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(4)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

Exhibit No.	Description

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(7)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2010.

(8)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(9)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(14)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(15)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(20)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

Exhibit No.	Description

(21)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 23, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 29, 2010.

(25)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 25, 2011.

(29)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2011.

(30)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(31)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2012.

(32)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 21, 2012.

(33)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ William J. Lynch, Jr.
William J. Lynch, Jr.
Chief Executive Officer
June 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	June 27, 2012

/s/ William J. Lynch, Jr. William J. Lynch, Jr.	Chief Executive Officer (principal executive officer)	June 27, 2012

/s/ Michael P. Huseby Michael P. Huseby	Chief Financial Officer (principal financial officer)	June 27, 2012

/s/ Allen W. Lindstrom Allen W. Lindstrom	Vice President, Corporate Controller (principal accounting officer)	June 27, 2012

/s/ George Campbell Jr. George Campbell Jr.	Director	June 27, 2012

/s/ Mark D. Carleton Mark D. Carleton	Director	June 27, 2012

/s/ William Dillard II William Dillard II	Director	June 27, 2012

/s/ David G. Golden David G. Golden	Director	June 27, 2012

/s/ Patricia L. Higgins Patricia L. Higgins	Director	June 27, 2012

/s/ Gregory B. Maffei Gregory B. Maffei	Director	June 27, 2012

/s/ Irene R. Miller Irene R. Miller	Director	June 27, 2012

/s/ David A. Wilson David A. Wilson	Director	June 27, 2012