Form 10-Q
period 2012-07-28
BARNES & NOBLE INC
filed 2012-08-31
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

As of July 31, 2012, 59,956,047 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 1,153,694 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 28, 2012

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 28, 2012	July 30, 2011
Sales	$1,453,507	1,418,404
Cost of sales and occupancy	1,039,619	1,030,846

Gross profit	413,888	387,558

Selling and administrative expenses	410,055	411,118
Depreciation and amortization	58,035	55,671

Operating loss	(54,202)	(79,231)
Interest expense, net and amortization of deferred financing fees	8,941	9,442

Loss before taxes	(63,143)	(88,673)
Income taxes	(22,163)	(32,067)

Net loss	$(40,980)	(56,606)

Loss per common share
Basic	$(0.78)	(0.99)
Diluted	$(0.78)	(0.99)
Weighted average common shares outstanding
Basic	58,021	57,153
Diluted	58,021	57,153

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	July 28, 2012	July 30, 2011
Net loss	$(40,980)	(56,606)
Other comprehensive earnings, net of tax	—	—

Total comprehensive loss	$(40,980)	(56,606)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 28, 2012	July 30, 2011	April 28, 2012
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,221	22,353	54,131
Receivables, net	144,297	156,543	160,497
Merchandise inventories, net	1,947,422	1,814,436	1,561,841
Prepaid expenses and other current assets	192,316	156,632	221,324

Total current assets	2,304,256	2,149,964	1,997,793

Property and equipment:
Land and land improvements	2,541	8,617	2,541
Buildings and leasehold improvements	1,200,928	1,208,454	1,196,764
Fixtures and equipment	1,804,193	1,690,529	1,784,492

	3,007,662	2,907,600	2,983,797
Less accumulated depreciation and amortization	2,410,984	2,228,562	2,361,142

Net property and equipment	596,678	679,038	622,655

Goodwill	518,578	523,006	519,685
Intangible assets, net	562,522	563,034	564,054
Other noncurrent assets	62,650	56,615	61,062

Total assets	$4,044,684	3,971,657	3,765,249

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 28, 2012	July 30, 2011	April 28, 2012
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,387,004	1,275,708	959,423
Accrued liabilities	474,467	403,667	546,495
Gift card liabilities	312,855	301,249	321,362

Total current liabilities	2,174,326	1,980,624	1,827,280

Long-term debt	302,800	509,600	324,200
Long-term deferred taxes	268,410	279,716	268,774
Other long-term liabilities	397,415	434,334	405,065
Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, zero and 204 shares issued, respectively	192,589	—	192,273
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 91,833, 90,641 and 91,376 shares issued, respectively	92	91	91
Additional paid-in capital	1,347,990	1,327,948	1,340,909
Accumulated other comprehensive loss	(16,635)	(11,630)	(16,635)
Retained earnings	436,336	505,773	481,574
Treasury stock, at cost, 33,743, 33,453 and 33,722 shares, respectively	(1,058,639)	(1,054,799)	(1,058,282)

Total shareholders’ equity	709,144	767,383	747,657

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,044,684	3,971,657	3,765,249

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 28, 2012

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 28, 2012	$91	1,340,909	(16,635)	481,574	(1,058,282)	$747,657

Net loss	—	—	—	(40,980)	—	(40,980)
Exercise of 153 common stock options	1	1,979	—	—	—	1,980
Stock options and restricted stock tax benefits	—	62	—	—	—	62
Stock-based compensation expense	—	5,040	—	—	—	5,040
Accretive dividend on preferred stockholders	—	—	—	(316)	—	(316)
Accrued/paid dividends for preferred stockholders	—	—	—	(3,942)	—	(3,942)
Treasury stock acquired, 21 shares	—	—	—	—	(357)	(357)

Balance at July 28, 2012	$92	1,347,990	(16,635)	436,336	(1,058,639)	$709,144

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended July 28, 2012 and July 30, 2011

(In thousands)

(unaudited)

	13 weeks ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net loss	$(40,980)	(56,606)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	59,381	57,006
Stock-based compensation expense	5,040	4,689
Deferred taxes	743	691
Loss on disposal of property and equipment	40	111
Decrease in other long-term liabilities	(7,650)	(14,313)
Changes in operating assets and liabilities, net	2,603	(194,898)

Net cash flows provided by (used in) operating activities	19,177	(203,320)

Cash flows used in investing activities:
Purchases of property and equipment	(26,457)	(26,625)
Net increase in other noncurrent assets	(2,943)	(3,847)
Other investing activities, net	(4,100)	—

Net cash flows used in investing activities	(33,500)	(30,472)

Cash flows (used in) provided by financing activities:
Net (decrease) increase in credit facility	(21,400)	196,500
Proceeds from exercise of common stock options	1,980	678
Purchase of treasury stock	(357)	(607)
Excess tax benefit from stock-based compensation	190	145

Net cash flows (used in) provided by financing activities	(19,587)	196,716

Net decrease in cash and cash equivalents	(33,910)	(37,076)
Cash and cash equivalents at beginning of period	54,131	59,429

Cash and cash equivalents at end of period	$20,221	22,353

Changes in operating assets and liabilities, net:
Receivables, net	$16,200	(6,249)
Merchandise inventories	(385,581)	(439,074)
Prepaid expenses and other current assets	29,008	5,304
Accounts payable and accrued liabilities	342,976	245,121

Changes in operating assets and liabilities, net	$2,603	(194,898)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$10,259	10,296
Income taxes (net of refunds)	$1,660	1,872
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 28, 2012 and the results of its operations and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 28, 2012 (fiscal 2012).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 28, 2012 are not indicative of the results to be expected for the 52 weeks ending April 27, 2013 (fiscal 2013).

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

(3) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale, other than those with multiple elements and FOB destination point shipping terms. The Company’s products are considered delivered once they have been shipped and title and risk of loss have transferred. While the majority of the Company’s shipping terms are FOB shipping point, there are certain third party distribution partners with shipping terms of FOB destination point. Certain of the Company sales agreements with these distribution partners contain rights of inspection or acceptance provisions as is standard in the Company’s industry. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

In accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® (references to NOOK® include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™ and NOOK Simple Touch™ with GlowLightTM eBook Reader devices) eBook Reader revenue is recognized at the segment point of sale.

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis, as well as wireless access and wireless connectivity with the purchase of NOOK® devices from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK® and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS and the wireless access is deferred and recognized on a straight-line basis over the 2-year estimated life of NOOK®.

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 2% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of July 28, 2012, July 30, 2011 and April 28, 2012 was $18,171, $18,338 and $19,785, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

The Company also pays certain vendors who distribute NOOK® a commission on the content sales sold through that device. The Company accounts for these transactions as a reduction in the sales price of the NOOK® based on historical trends of content sales and a liability is established for the estimated commission expected to be paid over the life of the product. The Company recognizes revenue of the content at the point of sale of the content. The Company records revenue from sales of digital content, sales of third-party extended warranties, service contracts and other products, for which the Company is not obligated to perform, and for which the Company does not meet the criteria for gross revenue recognition under ASC 605-45-45, Reporting Revenue Gross as a Principal versus Net as an Agent, on a net basis. All other revenue is recognized on a gross basis.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

(4) Research and Development Costs for Software Products

The Company follows the guidance in ASC 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding software development costs to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and therefore research and development costs are generally expensed as incurred.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 28, 2012 and July 30, 2011, participating securities in the amounts of 2,921,248 and 3,469,589, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	July 28, 2012	July 30, 2011
Numerator for basic loss per share:
Net loss	$(40,980)	(56,606)
Preferred stock dividends	(3,942)	—
Accretion of dividends on preferred stock	(316)	—

Net loss available to common shareholders	$(45,238)	(56,606)
Numerator for diluted loss per share:
Net loss available to common shareholders	$(45,238)	(56,606)
Denominator for basic and diluted loss per share:
Basic weighted average common shares	58,021	57,153
Average dilutive options	—	—

Diluted weighted average common shares	58,021	57,153
Loss per common share
Basic	$(0.78)	(0.99)
Diluted	$(0.78)	(0.99)

(6) Segment Reporting

Through the third quarter of fiscal 2012, the Company reported an operating segment titled B&N.com which included both its digital business and eCommerce operations. Due to the increased focus on the digital business and the Company’s recently developed ability to review the digital business separate from its eCommerce business, the Company performed an evaluation on the effect of its impact on the identification of operating segments. The assessment considered the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. As a result of this assessment, during the fourth quarter of fiscal 2012 the Company determined that the segment previously referred to as B&N.com is no longer applicable and created a new segment titled NOOK to report upon its digital business, moving the eCommerce business (i.e., sales of physical merchandise over the Internet) into the B&N Retail segment. Also as a result of this assessment, certain corporate office and other costs have been allocated to all three segments. The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 689 bookstores as of July 28, 2012, primarily under the Barnes & Noble Booksellers trade name. The 689 Barnes & Noble stores generally offer a NOOK® department, boutique,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

counter, a comprehensive trade book title base, a café, a Children’s department, a Toys & Games department, a DVDs/BluRay department, a music department, a gift department, a magazine department, bargain department and a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and the publishing operation, Sterling Publishing.

B&N College

This segment includes 667 stores as of July 28, 2012 that are primarily school-owned stores operated under contracts by B&N College and sales of digital content within the higher education marketplace through NOOK Study™. The 667 B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products and NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third party distribution partners, B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended
	July 28, 2012	July 30, 2011
B&N Retail	$1,119,387	$1,097,252
B&N College	220,718	220,494
NOOK	191,975	191,412
Elimination (a)	(78,573)	(90,754)

Total	$1,453,507	$1,418,404

Sales by Product Line

	13 weeks ended
	July 28,	July 30,
	2012	2011
Media (b)	62%	61%
Digital (c)	18%	20%
Other (d)	20%	19%

Total	100%	100%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

Depreciation and Amortization

	13 weeks ended
	July 28, 2012	July 30, 2011
B&N Retail	$40,940	$39,485
B&N College	11,715	10,849
NOOK	5,380	5,337

Total	$58,035	$55,671

Operating Profit (Loss)

	13 weeks ended
	July 28, 2012	July 30, 2011
B&N Retail	$33,621	$211
B&N College	(25,747)	(23,053)
NOOK	(62,076)	(56,389)

Total	$(54,202)	$(79,231)

Capital Expenditures

	13 weeks ended
	July 28, 2012	July 30, 2011
B&N Retail	$9,616	$12,390
B&N College	9,533	8,933
NOOK	7,308	5,302

Total	$26,457	$26,625

Total Assets (e)

	July 28, 2012	July 30, 2011
B&N Retail	$2,242,167	$2,005,773
B&N College	1,385,414	1,506,871
NOOK	417,103	459,013

Total	$4,044,684	$3,971,657

(a)	Represents the elimination of intercompany sales from NOOK to Barnes & Noble Retail and Barnes & Noble College on a sell through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes toys & games, café products, college apparel, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

A reconciliation of operating profit from reportable segments to income (loss) from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	July 28, 2012	July 30, 2011
Reportable segments operating loss	$(54,202)	$(79,231)
Interest expense, net and amortization of deferred financing costs	8,941	9,442

Consolidated loss before taxes	$(63,143)	$(88,673)

(7) Changes in Intangible Assets and Goodwill

		As of July 28, 2012
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	3-25	$271,938	$(36,814)	$235,124
Author contracts	10	18,461	(17,511)	950
Technology	3-10	9,950	(2,856)	7,094
Distribution contracts	10	8,325	(5,089)	3,236
Other	3-10	6,188	(4,806)	1,382

		$314,862	$(67,076)	$247,786

Unamortizable Intangible Assets
Trade name				$293,400
Publishing contracts				21,336

				$314,736

Total intangible assets				$562,522

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 13 weeks ended July 28, 2012	$5,641
For the 13 weeks ended July 30, 2011	$3,544

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

Estimated Amortization Expense:
(12 months ending on or about April 30)
2013	$20,720
2014	$18,583
2015	$14,647
2016	$11,355
2017	$10,875

On October 17, 2011, the Company finalized the purchase of certain intellectual property assets from the Borders Group, Inc. Chapter 11 Bankruptcy for $14,528 including acquisition related fees. These intellectual property assets include a customer list, trade names and URLs. The Company accounted for the transaction as an asset purchase, and these assets are included on its consolidated balance sheet as Intangible Assets. The intangible assets are being amortized on an accelerated basis over a three year period, commencing October 17, 2011. Amortization expense related to the acquisition for the 13 weeks ended July 28, 2012 was $1,816.

The changes in the carrying amount of goodwill by segment for the 13 weeks ended July 28, 2012 are as follows:

	B&N Retail	B&N College	NOOK	Total Company
Balance as of April 28, 2012	$225,336	274,070	20,279	$519,685
Benefit of excess tax amortization (a)	(1,107)	—	—	(1,107)

Balance as of July 28, 2012	$224,229	274,070	20,279	$518,578

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued are not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. The Company recognized gift card breakage of $6,045 and $5,295 during the 13 weeks ended July 28, 2012 and July 30, 2011, respectively. The Company had gift card liabilities of $312,855 and $301,249 as of July 28, 2012 and July 30, 2011, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under a junior seller note related to the acquisition of B&N College. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities, store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at July 28, 2012, July 30, 2011 and April 28, 2012:

	July 28, 2012	July 30, 2011	April 28, 2012
Deferred rent	$212,603	$257,899	$220,875
Junior seller note	150,000	150,000	150,000
Other	34,812	26,435	34,190

Total long-term liabilities	$397,415	$434,334	$405,065

(10) Income Taxes

As of July 28, 2012, the Company had $17,129 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $4,034 accrued for interest and penalties, which is included in the $17,129 of unrecognized tax benefits noted above.

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

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 –	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

The Company’s financial instruments include cash, receivables and accounts payable. The fair values of cash, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Seller Note are consistent with comparable market debt issues.

(12) Credit Facility

On April 27, 2012, the Company entered into an amendment (the 2012 Amended Credit Facility) to its existing agreement with Bank of America, N.A. entered into on April 29, 2011, as administrative agent, collateral agent and swing line lender, and other lenders in order to permit the transactions contemplated by the investment agreement among the Company, Morrison Investment Holdings, Inc., and Microsoft Corporation and to make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith.

On April 29, 2011, the Company entered into an amended and restated credit agreement (the 2011 Amended Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, which amended and restated the credit agreement (the 2009 Credit Agreement) entered into on September 30, 2009 with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders. Under the 2011 Amended Credit Agreement, Lenders are providing up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility, which is secured by eligible inventory with the ability to include eligible real estate and accounts receivable and related assets. Borrowings under the 2011 Amended Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the 2011 Amended Credit Agreement). In addition, the Company has the option to request an increase in commitments under the 2011 Amended Credit Agreement by up to $300,000, subject to certain restrictions.

The 2011 Amended Credit Agreement requires Availability (as defined in the 2011 Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the 2011 Amended Credit Agreement) and (ii) $50,000. In addition, the 2011 Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the 2011 Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

As a result of the 2011 Amended Credit Agreement, $6,580 of deferred financing fees related to the 2009 Credit Facility were written off in fiscal 2011, and included in net interest expenses. The remaining unamortized deferred costs of $16,341 and new charges of $10,180 relating to the Company’s 2011 Amended Credit Facility were deferred and are being amortized over the five-year term of the 2011 Amended Credit Facility.

The Company had $302,800 of outstanding debt under the 2012 Amended Credit Facility as of July 28, 2012 compared with $509,600 as of July 30, 2011. The Company had $35,067 of outstanding letters of credit under its 2012 Amended Credit Facility as of July 28, 2012 compared with $31,214 as of July 30, 2011.

(13) Stock-Based Compensation

For the 13 weeks ended July 28, 2012 and July 30, 2011, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	July 28, 2012	July 30, 2011
Restricted stock expense	$3,628	4,080
Restricted stock unit expense	705	371
Stock option expense	707	238

Stock-based compensation expense	$5,040	4,689

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $745 and $515 for the 13 weeks ended July 28, 2012 and July 30, 2011, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended July 28, 2012 and July 30, 2011, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

(15) Microsoft

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison Investment Holdings, Inc. (Morrison), and Microsoft Corporation (Microsoft) pursuant to which the Company will form a Delaware limited liability company (NewCo), and transfer to NewCo the Company’s digital device, digital content and college bookstore businesses and NewCo will sell to Morrison, and Morrison will purchase, 300,000 convertible preferred membership interests in NewCo (Series A Preferred) for an aggregate purchase price of $300,000.

Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NewCo will develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.

The closing conditions are set forth in the definitive documents between the parties. While there can be no assurance that the transaction will close or close by a particular date certain, the Company is actively pursuing work in connection with the closing conditions and is working to try and complete the required conditions in this Fall and, in any event, prior to the required date set forth in the definitive agreement.

Investment Agreement

Pursuant to the agreement, Microsoft would invest $300,000 in NewCo in exchange for 300,000 Series A Preferred interest, representing approximately 17.6% of the common membership interest in NewCo on an as-converted basis. Following Microsoft’s investment, the Company would retain the common membership interest in NewCo, representing approximately 82.4% of the common membership interests in NewCo (after giving effect to the conversion of the Series A Preferred interests into common membership interests).

Commercial Agreement

Under the commercial agreement, NewCo will develop certain applications for Windows 8 for purchasing and consumption of digital reading content. The commercial agreement also requires NewCo to use its good faith efforts to undertake an international expansion of the digital business.

As part of the commercial agreement, NewCo and Microsoft would share in the revenues, net of certain items, from digital content purchased from NewCo by customers using the NewCo Windows 8 applications or through certain Microsoft products and services that may be developed in the future and are designed to interact

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

with the NewCo online bookstore. Microsoft will make certain nonrefundable advance payments to NewCo in connection with such revenue sharing. For each of the first three years after the launch of such application for Windows 8, these advance payments would be equal to $60,000 per year. These advance payments would be subject to deferral under certain circumstances. Microsoft would also pay to NewCo $25,000 each year for the first five years of the term for purposes of assisting NewCo in acquiring local digital reading content and technology development in the performance of NewCo’s obligations under the commercial agreement.

Settlement and License Agreement

The patent agreement provides for Microsoft and its subsidiaries to license to the Company and its affiliates certain intellectual property in exchange for royalty payments based on sales of certain devices. Additionally, the Company and Microsoft will dismiss certain outstanding patent litigation between the Company, Microsoft and their respective affiliates in accordance with the settlement and license agreement.

(16) Liberty Investment

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

The holders of shares of Series J Preferred Stock will be entitled to vote on all matters presented to the holders of common stock (as a single class with such holders), on an as-converted basis. In addition, for so long as Liberty and its affiliates continue to meet certain ownership requirements, the holders of the Series J Preferred Stock voting as a separate class will be entitled to elect two directors to the Board, and Liberty will have consent rights under the investment agreement over certain matters.

The entry into the investment agreement and the issuance and sale of the Preferred Stock was approved by the Company’s Board of Directors following a recommendation made by a Special Committee of the Board of Directors. In light of the investment by Liberty, the Company and Liberty Media Corporation ceased discussions regarding Liberty Media Corporation’s previously announced acquisition proposal. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations of the Company, which was filed with the Secretary of State of the State of Delaware on August 18, 2011. On August 18, 2011, the Company amended the Rights Agreement to reflect the issuance of the Preferred Stock.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

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

(17) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement described below, the Purchase Price). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010, October 29, 2010 and August 18, 2011 and as may be further amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights will be exercisable upon the earlier of (i) such date the Company learns that a person or group, without Board approval, acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company’s outstanding common stock or a person or group that already beneficially owns 20% or more of the Company’s outstanding common stock at the time the Rights Agreement was entered into, without Board approval, acquires any additional shares (other than pursuant to the Company’s compensation or benefit plans) (any person or group specified in this sentence, an Acquiring Person) and (ii) such date a person or group announces an intention to commence or following the commencement of (as designated by the Board) a tender or exchange offer which could result in the beneficial ownership of 20% or more of the Company’s outstanding common stock. The Rights will expire on November 17, 2012, unless earlier redeemed or canceled by the Company. If a person or group becomes an Acquiring Person, each Rights holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right and payment of the Purchase Price, that number of 1/1000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price. In the event the Company is acquired in a merger or other business combination by an Acquiring Person, or 50% or more of the Company’s assets are sold to an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50% of the market price.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Court of Chancery against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Court of Chancery issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Court of Chancery against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Briefing on those motions was completed by March 2, 2012. The Court ruled on those motions on March 27, 2012, denying summary judgment as to Defendants Lawrence Zilavy and Michael Del Giudice and granting summary judgment as to, and dismissing all claims against, Defendants Stephen Riggio, Irene R. Miller, Margaret T. Monaco and William Dillard, II. On June 13, 2012, all remaining defendants agreed to settle all remaining claims, subject to receipt of court approval (the Settlement). In the Settlement, the sellers in the Transaction have agreed to waive $22,750 of the purchase price by waiving a corresponding principal amount (and interest on) of the Junior Seller Note issued by the Company to the sellers as part of the purchase price of the Transaction. A hearing will be held on September 4, 2012 to approve the Settlement and what, if any, attorney’s fees will be paid by the Company to plaintiffs. If the Settlement Agreement is approved by the Delaware Court of Chancery, the Consolidated Cases will be dismissed, on the merits, with prejudice. Upon approval, the $22,750 reduction in purchase price will be recorded as a credit to additional paid in capital.

Whitney Parker v. Leonard Riggio, et al. (formerly Stephen Strugala v. Leonard Riggio, et al.)

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York by Stephen Strugala against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala, and simultaneously filed an amended complaint on behalf of Ms. Parker containing substantially the same claims asserted in Mr. Strugala’s original complaint. The Court held a pre-motion conference on December 9, 2011, at which the parties agreed that Ms. Parker could be substituted for Mr. Strugala without prejudice to any of defendants’ rights. On January 20, 2012, defendants moved to dismiss the amended complaint. Briefing on that motion was completed on May 4, 2012. On August 3, 2012, the Court granted defendants’ motion to dismiss, dismissing the complaint in its entirety and denying plaintiff’s request for leave to replead.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to remand the action back to state court, over the Company’s opposition. On November 7, 2011, the Company petitioned the Ninth Circuit for an appeal of the district court’s remand order. The Ninth Circuit affirmed the district court’s remand order on May 18, 2012. The parties are currently engaged in pre-certification discovery. The Court has not yet set a date for plaintiff’s anticipated motion for class certification, and it has not yet set a trial date.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents that it had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. The Court has set certain pretrial dates in the case, including a claim construction hearing on March 11, 2013. The Court has not yet set a trial date in the case.

Dustin Torrez, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On October 11, 2011, a complaint was filed in the Superior Court for the State of California, County of San Francisco against the Company. The complaint is styled as a California state-wide class action. It alleges violations of California Civil Code section 1747.08 (the Song-Beverly Credit Card Act of 1971) due to the Company’s alleged improper requesting and recording of zip codes from California customers who used credit cards as payment. The complaint was re-filed in the Superior Court for the State of California, County of San Francisco on December 23, 2011 as a separate action. The Summons and Complaint have not been served on the Company for either action. On February 10, 2012, the plaintiff filed a request that the action filed in December be dismissed with prejudice.

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to stay all proceedings pending final resolution of the motion to compel arbitration on July 20, 2012. The Court has not yet ruled on the motion to compel arbitration or the motion to stay.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2012 and July 30, 2011

(Thousands of dollars, except per share data)

(unaudited)

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On July 19, 2012, each party filed motions for summary judgment, and Barnes & Noble, Inc. and barnesandnoble.com llc filed motions to exclude as unreliable certain opinions of Deep9’s technical expert and to preclude Deep9’s damages expert from testifying at trial. Briefing on those motions was completed on August 10, 2012. On August 2, 2012, Deep9 filed a Daubert motion to preclude Barnes & Noble, Inc. and barnesandnoble.com llc’s damages expert from testifying at trial, which Barnes & Noble, Inc. and barnesandnoble.com llc are opposing. Briefing on Deep9’s Daubert motion was completed on August 13, 2012. The Court has not yet ruled on any of the pending summary judgment or Daubert motions. A five day jury trial is scheduled to begin on October 22, 2012.

(19) Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (ASU 2012-02). ASU 2012-02 will allow the Company the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Determining that it is more likely than not that an indefinite-lived intangible asset is impaired will require quantitative impairment testing, otherwise, no further action will be required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 18, 2012, with early adoption permitted. The adoption is not expected to have an impact on the Company’s Fiscal 2014 Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheets of Barnes & Noble, Inc. and Subsidiaries as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations and comprehensive loss for the 13 week periods ended July 28, 2012 and July 30, 2011, changes in shareholders’ equity for the 13 week period ended July 28, 2012, and cash flows for the 13 week periods ended July 28, 2012 and July 30, 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 28, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. and Subsidiaries as of April 28, 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated June 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 28, 2012 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York

August 31, 2012

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company’s cash and cash equivalents were $20.2 million as of July 28, 2012, compared with $22.4 million as of July 30, 2011.

Merchandise inventories increased $133.0 million, or 7.3%, to $1.95 billion as of July 28, 2012, compared with $1.81 billion as of July 30, 2011. This increase was due to several factors, including college new stores, timing of college back-to-school rush, expanded title count and increased depth per title in the growing retail Juvenile business, and expanded footage in non-book categories such as Toys & Games and Gift. Receivables, net decreased $12.2 million or 7.8% to $144.3 million as of July 28, 2012, compared to $156.5 million as of July 30, 2011. This decrease was due to lower channel partner balances. Prepaid expenses and other current assets increased $35.7 million or 22.8% to $192.3 million as of July 28, 2012, compared to $156.6 million as of July 30, 2011. This increase was primarily due to higher short-term deferred taxes. Accounts Payable increased $111.3 million or 8.7% to $1.39 billion as of July 28, 2012, compared to $1.28 billion as of July 30, 2011. The increase in Accounts Payable was in proportion to the increase in inventory and was 71% and 70% of merchandise inventory as of July 28, 2012 and July 30, 2011, respectively. Accrued liabilities increased $70.8 million or 17.5% to $474.5 million as of July 28, 2012, compared to $403.7 million as of July 30, 2011. This increase was primarily due to several factors, including timing of expenses, compensation, legal fees, accrued taxes and deferred income. Gift card liabilities increased $11.6 million or 3.9% to $312.9 million as of July 28, 2012, compared to $301.2 million as of July 30, 2011 on higher sales.

The Company’s investing activities consist principally of capital expenditures for the Company’s website and digital initiatives, new store construction, the maintenance of existing stores and system enhancements for the Company’s stores. Capital expenditures totaled $26.5 million and $26.6 million during the 13 weeks ended July 28, 2012 and July 30, 2011, respectively.

On April 27, 2012, the Company entered into an amendment (the 2012 Amended Credit Facility) to its existing agreement with Bank of America, N.A. entered into on April 29, 2011, as administrative agent, collateral agent and swing line lender, and other lenders in order to permit the transactions contemplated by the investment agreement among the Company, Morrison Investment Holdings, Inc. (Morrison), and Microsoft Corporation (Microsoft) and to make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith.

On April 29, 2011, the Company entered into an amended and restated credit agreement (the 2011 Amended Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, which amended and restated the credit agreement (the 2009 Credit Agreement) entered into on September 30, 2009 with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders. Under the 2011 Amended Credit Agreement, Lenders are providing up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility (the 2011 Amended Credit Facility), which is secured by eligible inventory with the ability to include eligible real estate and accounts receivable and related assets. Borrowings under the 2011 Amended Credit Agreement are limited to a specified percentage of eligible inventories with the ability to include eligible real estate, accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the 2011 Amended Credit Agreement). In addition, the Company has the option to request an increase in commitments under the 2011 Amended Credit Agreement by up to $300.0 million, subject to certain restrictions.

The 2011 Amended Credit Agreement requires Availability (as defined in the 2011 Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the 2011 Amended Credit Agreement) and (ii) $50 million. In addition, the 2011 Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the 2011 Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

On July 28, 2012, the Company had borrowings of $282.6 million net of cash on hand against its $1.0 billion credit facility. Compared to the same time last year, this is a reduction of $204.7 million as the Company used the net proceeds from the Liberty investment last August to reduce its debt. The Company had $35.1 million of outstanding letters of credit under the 2012 Amended Credit Facility as of July 28, 2012 compared with $31.2 million as of July 30, 2011.

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison and Microsoft pursuant to which the Company will form a Delaware limited liability company (NewCo), and transfer to NewCo the Company’s digital device, digital content and college bookstore businesses and NewCo will sell to Morrison, and Morrison will purchase, 300 million convertible preferred membership interests in NewCo for an aggregate purchase price of $300.0 million. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NewCo will develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.

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

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has three operating segments: B&N Retail, B&N College and NOOK.

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

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the economic downturn, increased competition and the expanding digital market. However, recently the Company has benefited from reduced physical bookstore competition in the marketplace, as well as the successful execution of new marketing strategies.

The Company derives the majority of its sales and net income from its B&N Retail and B&N College stores.

B&N Retail comparable store sales trends have improved as one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. (Borders), completed liquidating all of its stores under Chapter 11 of the Bankruptcy Code in early fiscal 2012. While the Company expects declining physical book trends to continue industry-wide as consumer spending shifts further online and toward digital products, it expects to be the beneficiary of further market consolidation as other non-book retailers reduce their presence in the book category. Additionally, the Company continues to experience positive trends in its Juvenile, Gift and Toys & Games businesses as a result of the successful execution of new marketing strategies. Other categories such as Café and Newsstand also improved as a result of increased store traffic.

The Company has leveraged its unique assets, iconic brands and reach to become a leader in the distribution of digital content. In 2009, the Company entered the eBook market with its acquisition of Fictionwise, Inc., a leader in the eBook marketplace, and the popularity of its eBook site continues to grow. Since then, the Company launched its NOOK® brand of eReading products, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK®, customers gain access to the Company’s expansive NOOK Bookstore™ of more than two million digital titles, and the ability to enjoy content access to a wide array of popular devices.

In October 2010, Barnes & Noble introduced NOOK Color™, the first full-color touch Reader’s Tablet™, complementing its NOOK 1st Edition™ and NOOK Wi-Fi 1st Edition™ devices, which offer a paper-like reading experience with a color touch screen for navigation. In May 2011, the Company introduced The All-New NOOK™, The Simple Touch Reader™, the easiest-to-use, most intuitive eReader available that is ultra light, features best-in-class battery performance, a 6-inch full touchscreen and the most advanced E Ink Pearl display at a desirable market price point. On November 7, 2011, Barnes & Noble launched NOOK Tablet™, the Company’s fastest and lightest tablet with the best in entertainment. On February 21, 2012, Barnes & Noble launched NOOK Tablet™ – 8GB, a new addition to the highly rated NOOK Tablet™ line. On April 12, 2012, the Company introduced NOOK Simple Touch™ with GlowLightTM, the world’s first E Ink device with patent-pending lighting technology that lets you read in the dark.

In addition to NOOK® devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK® software specific application, which has won the Webby People’s Voice Award. Customers can use Barnes & Noble’s eReading software to access and read books from their personal Barnes & Noble digital library on devices including iPad™, iPhone®, Android™ smartphones and tablets, PC and Mac®. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK® products and software-enabled devices and BN.com. The Company also offers NOOK Newsstand™, which provides an extensive selection of digital newspapers and magazines, available in both subscription and single copy format, NOOK Kids™, a collection of digital picture and chapter books for children and NOOK Study™, an innovative study platform and software solution for higher education.

As digital and electronic sales become a larger part of its business, the Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset. The Company will continue to integrate its traditional retail, trade book and college bookstores businesses with its electronic and Internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with the NOOK® in the Company’s stores.

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. While the Company plans to open a few retail stores in new geographic markets, the Company does not expect to expand the total number of retail stores in the near future.

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

Results of Operations

13 weeks ended July 28, 2012 compared with the 13 weeks ended July 30, 2011

Sales

The following table summarizes the Company’s sales for the 13 weeks ended July 28, 2012 and July 30, 2011:

	13 weeks ended
Dollars in thousands	July 28, 2012	% Total	July 30, 2011	% Total
B&N Retail	$1,119,387	77.0%	$1,097,252	77.4%
B&N College	220,718	15.2%	220,494	15.5%
NOOK	191,975	13.2%	191,412	13.5%
Elimination	(78,573)	(5.4)%	(90,754)	(6.4)%

Total Sales	$1,453,507	100.0%	$1,418,404	100.0%

During the 13 weeks ended July 28, 2012, the Company’s sales increased $35.1 million, or 2.5%, to $1.45 billion from $1.42 billion during the 13 weeks ended July 30, 2011. The increase by segment is as follows:

•

B&N Retail sales for the 13 weeks ended July 28, 2012 increased $22.1 million, or 2.0%, to $1.12 billion from $1.10 billion during the same period a year ago, and accounted for 77.0% of total Company sales. This increase was primarily attributable to a 4.6% increase in comparable store sales, which increased sales by $43.1 million, offset by closed stores that decreased sales by $16.1 million. The comparable sales increase was driven by higher physical book sales due to the Borders liquidations and bestselling titles. B&N Retail also experienced positive comparable sales in categories where it has relayed its stores and expanded its product assortment, such as Juvenile, Toys & Games, and Gift. Sales of NOOK® products in bookstores declined due primarily to lower average selling prices. B&N Retail also includes its eCommerce business and third-party sales of Sterling Publishing Co., Inc.

•

B&N College sales increased $0.2 million, or 0.1%, to $220.7 million during the 13 weeks ended July 28, 2012 from $220.5 million during the 13 weeks ended July 30, 2011. Sales were essentially flat, as new store sales were offset by a higher mix of textbook rentals, which have a lower price than new or used textbooks. Comparable store sales for the 13 weeks ended July 28, 2012 decreased 2.0% during this non back-to-school rush period. New B&N College stores contributed to an increase in sales of $7.3 million during the quarter, while closed stores decreased sales by $3.0 million.

•

NOOK sales increased $0.5 million, or 0.3%, to $192.0 million during the 13 weeks ended July 28, 2012 from $191.4 million during the 13 weeks ended July 30, 2011. Digital content sales increased 46.1% for the quarter. Digital content sales are defined to include digital lockers, digital newsstand and the apps business. Device sales revenue declined for the quarter due to lower average selling prices and device production scaling issues related to the NOOK Simple Touch™ with GlowLight™.

•	The elimination represents sales from NOOK to B&N Retail and B&N College that were sold through to the end user.

During the 13 weeks ended July 28, 2012, B&N Retail had no store openings and two store closings, and B&N College had 25 openings and five closings.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 28, 2012	% of Sales	July 30, 2011	% of Sales
B&N Retail	$782,651	69.9%	$786,803	71.7%
B&N College	169,675	76.9%	169,322	76.8%
NOOK	87,293	77.0%	74,721	74.2%

Total Cost of Sales
and Occupancy	$1,039,619	71.5%	$1,030,846	72.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 28, 2012, cost of sales and occupancy increased $8.8 million, or 0.9%, to $1.04 billion from $1.03 billion during the 13 weeks ended July 30, 2011. Cost of sales and occupancy decreased as a percentage of sales to 71.5% from 72.7% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 69.9% from 71.7% during the same period one year ago. This decrease was primarily attributable to a higher mix of higher margin core products and slightly lower occupancy costs.

•	B&N College cost of sales and occupancy increased slightly as a percentage of sales to 76.9% from 76.8% during the same period one year ago.

•

NOOK cost of sales and occupancy increased as a percentage of sales to 77.0% from 74.2% during the same period one year ago. This increase in cost of sales and occupancy was primarily due to product markdowns on NOOK® price adjustments as well as higher occupancy costs on increased office space in Palo Alto, CA.

Gross Margin

	13 weeks ended
Dollars in thousands	July 28, 2012	% of Sales	July 30, 2011	% of Sales
B&N Retail	$336,736	30.1%	$310,449	28.3%
B&N College	51,043	23.1%	51,172	23.2%
NOOK	26,109	23.0%	25,937	25.8%

Total Gross Margin	$413,888	28.5%	$387,558	27.3%

The Company’s consolidated gross margin increased $26.3 million, or 6.8%, to $413.9 million during the 13 weeks ended July 28, 2012 from $387.6 million during the 13 weeks ended July 30, 2011. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 28, 2012	% of Sales	July 30, 2011	% of Sales
B&N Retail	$262,175	23.4%	$270,753	24.7%
B&N College	65,075	29.5%	63,376	28.7%
NOOK	82,805	73.0%	76,989	76.5%

Total Selling and Administrative Expenses	$410,055	28.2%	$411,118	29.0%

Selling and administrative expenses decreased $1.1 million, or 0.3%, to $410.0 million during the 13 weeks ended July 28, 2012 from $411.1 million during the 13 weeks ended July 30, 2011. Selling and administrative expenses decreased as a percentage of sales to 28.2% from 29.0% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 23.4% from 24.7% during the same period one year ago. The current year selling and administrative expenses included the reversal of an incentive compensation accrual related to fiscal 2012. Excluding this item, selling and administrative expenses as a percentage of sales would have decreased to 23.7% from 24.7% during the same period one year ago. This decrease was primarily due to improved store productivity.

•

B&N College selling and administrative expenses increased as a percentage of sales to 29.5% from 28.7% during the same period one year ago primarily due to new store openings and increased expenses for digital higher education initiatives.

•

NOOK selling and administrative expenses decreased as a percentage of sales to 73.0% from 76.5% during the same period one year ago. The current year selling and administrative expenses included the reversal of an incentive compensation accrual related to fiscal 2012. Excluding this item, selling and administrative expenses as a percentage of sales would have decreased to 76.0% from 76.5% during the same period one year ago. Expenses increased $5.8 million for the quarter primarily to support international expansion plans as well as increased advertising.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 28, 2012	% of Sales	July 30, 2011	% of Sales
B&N Retail	$40,940	3.7%	$39,485	3.6%
B&N College	11,715	5.3%	10,849	4.9%
NOOK	5,380	4.7%	5,337	5.3%

Total Depreciation and Amortization	$58,035	4.0%	$55,671	3.9%

During the 13 weeks ended July 28, 2012, depreciation and amortization increased $2.4 million, or 4.2%, to $58.0 million from $55.7 million during the same period one year ago.

Operating Profit (Loss)

	13 weeks ended
Dollars in thousands	July 28, 2012	% of Sales	July 30, 2011	% of Sales
B&N Retail	$33,621	3.0%	$211	0.0%
B&N College	(25,747)	(11.7)%	(23,053)	(10.5)%
NOOK	(62,076)	(54.7)%	(56,389)	(56.0)%

Total Operating Loss	$(54,202)	(3.7)%	$(79,231)	(5.6)%

The Company’s consolidated operating loss decreased $25.1 million, or 31.7%, to $(54.2) million during the 13 weeks ended July 28, 2012 from $(79.2) million during the 13 weeks ended July 30, 2011. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 28, 2012	July 30, 2011	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$8,941	$9,442	(5.3)%

Net interest expense and amortization of deferred financing fees decreased $0.5 million to $8.9 million during the 13 weeks ended July 28, 2012 from $9.4 million during the 13 weeks ended July 30, 2011.

Income Taxes

	13 weeks ended
Dollars in thousands	July 28, 2012	Effective Rate	July 30, 2011	Effective Rate
Income Taxes	$(22,163)	35.1%	$(32,067)	36.2%

The Company had an income tax benefit of $22.2 million during the 13 weeks ended July 28, 2012 compared with an income tax benefit of $32.1 million during the 13 weeks ended July 30, 2011. The Company’s effective tax rate was 35.1% and 36.2% for the 13 weeks ended July 28, 2012 and July 30, 2011, respectively.

Net Loss

	13 weeks ended
Dollars in thousands	July 28, 2012	July 30, 2011
Net Loss	$(40,980)	$(56,606)

As a result of the factors discussed above, the Company reported consolidated net loss of $(41.0) million during the 13 weeks ended July 28, 2012, compared with consolidated net loss of $(56.6) million during the 13 weeks ended July 30, 2011.

Critical Accounting Policies

During the first quarter of fiscal 2013, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that the expected sales lift from Borders’ store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the business resulting from the review of a potential separation of the NOOK digital business, the risk that the transactions contemplated by the partnership with Microsoft Corporation (Microsoft) to form a new Company subsidiary (NewCo) to be comprised of NOOK and B&N College, including with respect to any spin-off, split-off or other disposition by the Company of its interest in NewCo, are not able to be implemented on the terms contemplated or at all, the risk that the transactions do not achieve the expected benefits for the parties including the risk that NewCo’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that the separation of the digital and college businesses or any subsequent spin-off, split-off or other disposition by the Company of its interest in NewCo results in adverse impacts on the

Company or NewCo (including as a result of termination of agreements and other adverse impacts), the potential impact on the Company’s retail business of the separation, the potential tax consequences for the Company and its shareholders of a subsequent spin-off, split-off or other disposition by the Company of its interest in NewCo, the risk that the international expansion contemplated by the relationship is not successful, the risk that NewCo is not able to perform its obligations under the commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the costs and disruptions arising out of any such separation of NOOK and B&N College, the risk that Barnes & Noble may not recoup its investments in NOOK as part of any separation, the risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K and Form 10-K/A, and in Barnes & Noble’s other filings made hereafter from time to time with the Securities and Exchange Commission. The forward looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK® eReader and content in countries outside the United States: the Company may not be successful in reaching agreements with international companies, the terms of agreements that the Company reaches may not be advantageous to the Company, the Company’s NOOK® device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 28, 2012, the Company’s cash and cash equivalents totaled approximately $20.2 million.

Additionally, the Company may from time to time borrow money under the 2011 Amended Credit Facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the 2011 Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $302.8 million and $509.6 million in borrowings under its credit facility at July 28, 2012 and July 30, 2011, respectively.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Court of Chancery against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Court of Chancery issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Court of Chancery against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Briefing on those motions was completed by March 2, 2012. The Court ruled on those motions on March 27, 2012, denying summary judgment as to Defendants Lawrence Zilavy and Michael Del Giudice and granting summary judgment as to, and dismissing all claims against, Defendants Stephen Riggio, Irene R. Miller, Margaret T. Monaco and William Dillard, II. On June 13, 2012, all remaining defendants agreed to settle all remaining claims, subject to receipt of court approval (the Settlement). In the Settlement, the sellers in the Transaction have agreed to waive $22,750 of the purchase price by waiving a corresponding principal amount (and interest on) of the Junior Seller Note issued by the Company to the sellers as part of the purchase price of the Transaction. A hearing will be held on September 4, 2012 to approve the Settlement and what, if any, attorney’s fees will be paid by the Company to plaintiffs. If the Settlement Agreement is approved by the Delaware Court of Chancery, the Consolidated Cases will be dismissed, on the merits, with prejudice. Upon approval, the $22,750 reduction in purchase price will be recorded as a credit to additional paid in capital.

Whitney Parker v. Leonard Riggio, et al. (formerly Stephen Strugala v. Leonard Riggio, et al.)

On December 21, 2010, a complaint was filed in the United States District Court for the Southern District of New York by Stephen Strugala against the Company’s current directors and former directors Lawrence Zilavy and Michael Del Giudice. The complaint is purportedly brought both directly, on behalf of a putative class of shareholders, and derivatively, on behalf of the Company. The complaint generally alleges breaches of fiduciary duties, waste and unjust enrichment in connection with the Company’s acquisition of Barnes & Noble College Booksellers, the adoption of the Shareholder Rights Plan, and other unspecified instances of alleged mismanagement and alleged wrongful conduct. The complaint also generally alleges violations of Section 14(a) of the 1934 Act in connection with the issuance of various proxy statements by the Company. The complaint generally seeks declaratory and equitable relief, including injunctive relief, and costs and fees. On January 19, 2011, the Court granted the parties’ Stipulation and Order. On February 18, 2011, the plaintiff filed a Notice of Voluntary Dismissal of Claim, dismissing without prejudice his putative class claim for violations of Section 14(a) of the 1934 Act. On March 8, 2011, defendants filed a motion to dismiss all claims in the litigation. On October 4, 2011, the Court granted defendants’ motion to dismiss, but also granted plaintiff leave to replead within 30 days. On November 3, 2011, plaintiff requested a pre-motion conference with the Court to discuss an anticipated motion to substitute a new plaintiff, Ms. Whitney Parker, for Mr. Strugala, and simultaneously filed an amended complaint on behalf of Ms. Parker containing substantially the same claims asserted in Mr. Strugala’s original complaint. The Court held a pre-motion conference on December 9, 2011, at which the parties agreed that Ms. Parker could be substituted for Mr. Strugala without prejudice to any of defendants’ rights. On January 20, 2012, defendants moved to dismiss the amended complaint. Briefing on that motion was completed on May 4, 2012. On August 3, 2012, the Court granted defendants’ motion to dismiss, dismissing the complaint in its entirety and denying plaintiff’s request for leave to replead.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to remand the action back to state court, over the Company’s opposition. On November 7, 2011, the Company petitioned the Ninth Circuit for an appeal of the district court’s remand order. The Ninth Circuit affirmed the district court’s remand order on May 18, 2012. The parties are currently engaged in pre-certification discovery. The Court has not yet set a date for plaintiff’s anticipated motion for class certification, and it has not yet set a trial date.

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents that it had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. The Court has set certain pretrial dates in the case, including a claim construction hearing on March 11, 2013. The Court has not yet set a trial date in the case.

Dustin Torrez, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On October 11, 2011, a complaint was filed in the Superior Court for the State of California, County of San Francisco against the Company. The complaint is styled as a California state-wide class action. It alleges violations of California Civil Code section 1747.08 (the Song-Beverly Credit Card Act of 1971) due to the Company’s alleged improper requesting and recording of zip codes from California customers who used credit cards as payment. The complaint was re-filed in the Superior Court for the State of California, County of San Francisco on December 23, 2011 as a separate action. The Summons and Complaint have not been served on the Company for either action. On February 10, 2012, the plaintiff filed a request that the action filed in December be dismissed with prejudice.

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to stay all proceedings pending final resolution of the motion to compel arbitration on July 20, 2012. The Court has not yet ruled on the motion to compel arbitration or the motion to stay.

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On July 19, 2012, each party filed motions for summary judgment, and Barnes & Noble, Inc. and barnesandnoble.com llc filed motions to exclude as unreliable certain opinions of Deep9’s technical expert and to preclude Deep9’s damages expert from testifying at trial. Briefing on those motions was completed on August 10, 2012. On August 2, 2012, Deep9 filed a Daubert motion to preclude Barnes & Noble, Inc. and barnesandnoble.com llc’s damages expert from testifying at trial, which Barnes & Noble, Inc. and barnesandnoble.com llc are opposing. Briefing on Deep9’s Daubert motion was completed on August 13, 2012. The Court has not yet ruled on any of the pending summary judgment or Daubert motions. A five day jury trial is scheduled to begin on October 22, 2012.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 29, 2012 – May 28, 2012	12,618	$18.08	—	$2,470,561
May 29, 2012 – June 27, 2012	1,764	$15.36	—	$2,470,561
June 28, 2012 – July 28, 2012	6,179	$16.46	—	$2,470,561

Total	20,561	$17.36	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of July 28, 2012.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 28, 2012, the Company has repurchased 33,742,825 shares at a cost of approximately $1.06 billion. The repurchased shares are held in treasury.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

10.1	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010.

10.2	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement.

10.3	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009.

10.4	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010.

10.5	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009.

10.6	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ MICHAEL P. HUSEBY
Michael P. Huseby
Chief Financial Officer
(principal financial officer)

By:	/s/ ALLEN LINDSTROM
Allen Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

August 31, 2012

EXHIBIT INDEX

10.1	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010.

10.2	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement.

10.3	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009.

10.4	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010.

10.5	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009.

10.6	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document