Form 10-Q
period 2012-10-27
BARNES & NOBLE INC
filed 2012-12-06
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

As of November 30, 2012, 59,902,354 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 894,946 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 27, 2012

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales	$1,884,532	1,891,961	$3,338,039	3,310,365
Cost of sales and occupancy	1,404,034	1,420,297	2,443,653	2,451,143

Gross profit	480,498	471,664	894,386	859,222

Selling and administrative expenses	415,747	415,632	825,802	826,750
Depreciation and amortization	57,613	57,755	115,648	113,427

Operating profit (loss)	7,138	(1,723)	(47,064)	(80,955)
Interest expense, net and amortization of deferred financing fees	8,122	8,460	17,064	17,901

Income (Loss) before taxes	(984)	(10,183)	(64,128)	(98,856)
Income taxes	(409)	(3,620)	(22,573)	(35,687)

Net income (loss)	(575)	(6,563)	(41,555)	(63,169)
Net loss attributable to noncontrolling interests	2,808	—	2,808	—

Net income (loss) attributable to Barnes & Noble, Inc.	$2,233	(6,563)	$(38,747)	(63,169)

Basic loss per common share
Loss attributable to Barnes & Noble, Inc. available for common shareholders	$(0.04)	(0.17)	$(0.82)	(1.16)
Diluted loss per common share
Loss attributable to Barnes & Noble, Inc. available for common shareholders	$(0.04)	(0.17)	$(0.82)	(1.16)
Weighted average common shares outstanding
Basic	58,168	57,261	58,094	57,207
Diluted	58,168	57,261	58,094	57,207

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	13 weeks ended		26 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income (loss) attributable to Barnes & Noble, Inc.	$2,233	(6,563)	$(38,747)	(63,169)
Other comprehensive earnings, net of tax	—	—	—	—

Total comprehensive loss	$2,233	(6,563)	$(38,747)	(63,169)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 27, 2012	October 29, 2011	April 28, 2012
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470,994	23,633	54,131
Receivables, net	224,545	240,600	160,497
Merchandise inventories, net	1,796,208	1,836,740	1,561,841
Prepaid expenses and other current assets	223,325	180,352	221,324

Total current assets	2,715,072	2,281,325	1,997,793

Property and equipment:
Land and land improvements	2,541	8,617	2,541
Buildings and leasehold improvements	1,211,156	1,220,869	1,196,764
Fixtures and equipment	1,833,667	1,725,135	1,784,492

	3,047,364	2,954,621	2,983,797
Less accumulated depreciation and amortization	2,462,310	2,280,551	2,361,142

Net property and equipment	585,054	674,070	622,655

Goodwill	515,524	521,899	519,685
Intangible assets, net	558,157	574,964	564,054
Other noncurrent assets	57,218	55,794	61,062

Total assets	$4,431,025	4,108,052	3,765,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,448,397	1,461,981	959,423
Accrued liabilities	470,975	436,868	546,495
Gift card liabilities	297,191	287,268	321,362

Total current liabilities	2,216,563	2,186,117	1,827,280

Long-term debt	338,400	274,900	324,200
Long-term deferred taxes	292,879	275,868	268,774
Other long-term liabilities	364,966	418,923	405,065
Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	192,904	191,681	192,273
Preferred Membership Interests in NOOK Media, LLC	289,054	—	—
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 92,037, 90,856 and 91,376 shares issued, respectively	92	91	91
Additional paid-in capital	1,377,992	1,331,983	1,340,909
Accumulated other comprehensive loss	(16,635)	(11,630)	(16,635)
Retained earnings	434,174	495,830	481,574
Treasury stock, at cost, 33,801, 33,527 and 33,722 shares, respectively	(1,059,364)	(1,055,711)	(1,058,282)

Total shareholders’ equity	736,259	760,563	747,657

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,431,025	4,108,052	3,765,249

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 27, 2012

(In thousands)

(unaudited)

		Barnes & Noble, Inc. Shareholders’ Equity
	Non-controlling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 28, 2012	$—	91	1,340,909	(16,635)	481,574	(1,058,282)	$747,657

Net income (loss)	2,808	—	—	—	(41,555)	—	—
							(38,747)
Reduction of junior note (see Note 19)	—	—	24,292	—	—	—	24,292
Exercise of 158 common stock options	—	1	2,041	—	—	—	2,042
Stock options and restricted stock tax benefits	—	—	(457)	—	—	—	(457)
Stock-based compensation expense	—	—	11,207	—	—	—	11,207
Accretive dividend on preferred stockholders	—	—	—	—	(769)	—	(769)
Accrued/paid dividends for preferred stockholders	—	—	—	—	(7,884)	—	(7,884)
Treasury stock acquired, 79 shares	—	—	—	—	—	(1,082)	(1,082)

Balance at October 27, 2012	$2,808	92	1,377,992	(16,635)	431,366	(1,059,364)	$736,259

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 27, 2012 and October 29, 2011

(In thousands)

(unaudited)

	26 weeks ended
	October 27, 2012	October 29, 2011
Cash flows from (used in) operating activities:
Net loss	$(41,555)	(63,169)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	118,339	116,098
Stock-based compensation expense	11,207	9,376
Deferred taxes	15,507	(2,050)
Loss on disposal of property and equipment	—	137
Decrease in other long-term liabilities	(17,349)	(29,724)
Changes in operating assets and liabilities, net	96,624	(123,260)
Tikatok impairment charge	1,973	—

Net cash flows provided by (used in) operating activities	184,746	(92,592)

Cash flows used in investing activities:
Purchases of property and equipment	(66,953)	(75,516)
Net (decrease) increase in other noncurrent assets	30	(5,687)
Other investing activities, net	(4,100)	—
Acquisition of Borders Group, Inc. intellectual property	—	(14,528)

Net cash flows used in investing activities	(71,023)	(95,731)

Cash flows provided by financing activities:
Net proceeds from issuance of Preferred Membership interest	291,724	—
Net increase (decrease) in credit facility	14,200	(38,200)
Proceeds from exercise of common stock options	2,042	678
Purchase of treasury stock	(1,082)	(1,519)
Excess tax benefit from stock-based compensation	198	149
Cash dividends paid to shareholders	(3,942)	—
Net proceeds from issuance of Series J preferred stock	—	191,419

Net cash flows provided by financing activities	303,140	152,527

Net increase (decrease) in cash and cash equivalents	416,863	(35,796)
Cash and cash equivalents at beginning of period	54,131	59,429

Cash and cash equivalents at end of period	$470,994	23,633

Changes in operating assets and liabilities, net:
Receivables, net	$(64,048)	(90,306)
Merchandise inventories	(234,367)	(461,378)
Prepaid expenses and other current assets	(2,001)	(18,416)
Accounts payable and accrued liabilities	397,040	446,840

Changes in operating assets and liabilities, net	$96,624	(123,260)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$13,073	14,006
Income taxes (net of refunds)	$2,291	2,552
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	3,118

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 27, 2012 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 28, 2012 (fiscal 2012).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 27, 2012 are not indicative of the results to be expected for the 52 weeks ending April 27, 2013 (fiscal 2013).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at October 27, 2012.

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

(3) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale, other than those with multiple elements and FOB destination point shipping terms. The Company’s products are considered delivered once they have been shipped and title and risk of loss have transferred. While the majority of the Company’s shipping terms are FOB shipping point, there are certain third party distribution partners with shipping terms of FOB destination point. Certain of the Company’s sales agreements with these distribution partners contain rights of inspection or acceptance provisions as is standard in the Company’s industry. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

In accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® eBook Reader revenue is recognized at the segment point of sale. (References to NOOK® include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™, NOOK Simple Touch™ with GlowLightTM, NOOK® HD and NOOK® HD+ eBook Reader devices.)

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 2% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of October 27, 2012, October 29, 2011 and April 28, 2012 was $15,946, $16,027 and $19,785, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended October 27, 2012 and October 29, 2011, participating securities in the amounts of 2,846,643 and 3,474,175, respectively, and participating securities in the amounts of 2,886,968 and 3,471,882 for the 26 weeks ended October 27, 2012 and October 29, 2011, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator for basic loss per share:
Net income (loss) attributable to Barnes & Noble, Inc.	$2,233	(6,563)	$(38,747)	(63,169)
Preferred stock dividends	(3,942)	(3,118)	(7,883)	(3,118)
Accretion of dividends on preferred stock	(453)	(262)	(769)	(262)

Net loss available to common shareholders	$(2,162)	(9,943)	$(47,399)	(66,549)
Numerator for diluted loss per share:
Net loss available to common shareholders	$(2,162)	(9,943)	$(47,399)	(66,549)
Denominator for basic and diluted loss per share:
Basic weighted average common shares	58,168	57,261	58,094	57,207
Basic loss per common share
Net loss attributable to Barnes & Noble, Inc. available for common shareholders	$(0.04)	(0.17)	$(0.82)	(1.16)
Diluted loss per common share
Net loss attributable to Barnes & Noble, Inc. available for common shareholders	$(0.04)	(0.17)	$(0.82)	(1.16)

(6) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 689 bookstores as of October 27, 2012, primarily under the Barnes & Noble Booksellers trade name. The 689 Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s e-Commerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 674 stores as of October 27, 2012 that are primarily school-owned stores operated under contracts by B&N College and include sales of digital content within the higher education marketplace through NOOK Study™. The 674 B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third party distribution partners, B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended		26 weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
B&N Retail	$996,028	$1,025,802	$2,115,415	$2,123,054
B&N College	773,007	769,650	993,725	990,144
NOOK	160,347	151,847	352,322	343,259
Elimination (a)	(44,850)	(55,338)	(123,423)	(146,092)

Total	$1,884,532	$1,891,961	$3,338,039	$3,310,365

Sales by Product Line

	13 weeks ended		26 weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Media (b)	70%	71%	66%	66%
Digital (c)	11%	11%	14%	15%
Other (d)	19%	18%	20%	19%

Total	100%	100%	100%	100%

Depreciation and Amortization

	13 weeks ended		26 weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
B&N Retail	$38,982	$40,558	$79,922	$80,044
B&N College	11,859	11,426	23,574	22,275
NOOK	6,772	5,771	12,152	11,108

Total	$57,613	$57,755	$115,648	$113,427

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Operating Profit (Loss)

	13 weeks ended		26 weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
B&N Retail	$(10,595)	$(26,469)	$23,027	$(26,259)
B&N College	75,928	81,365	50,181	58,312
NOOK	(58,195)	(56,619)	(120,272)	(113,008)

Total	$7,138	$(1,723)	$(47,064)	$(80,955)

Capital Expenditures

	13 weeks ended		26 weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
B&N Retail	$13,250	$27,157	$22,866	$39,547
B&N College	13,989	12,464	23,522	21,397
NOOK	13,257	9,270	20,565	14,572

Total	$40,496	$48,891	$66,953	$75,516

Total Assets (e)

	October 27, 2012	October 29, 2011
B&N Retail	$2,449,730	$2,193,596
B&N College	1,334,895	1,398,592
NOOK	646,400	515,864

Total	$4,431,025	$4,108,052

(a)	Represents the elimination of intercompany sales from NOOK to Barnes & Noble Retail and Barnes & Noble College on a sell through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes toys & games, café products, college apparel, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

A reconciliation of operating profit from reportable segments to income (loss) from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Reportable segments operating profit	$7,138	$(1,723)	$(47,064)	$(80,955)
Interest, net	8,122	8,460	17,064	17,901

Consolidated income (loss) before taxes	$(984)	$(10,183)	$(64,128)	$(98,856)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(7) Changes in Intangible Assets and Goodwill

		As of October 27, 2012
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	3-25	$271,938	$40,923	$231,015
Author contracts	10	18,461	17,972	489
Technology	3-10	10,710	3,179	7,531
Distribution contracts	10	8,325	5,245	3,080
Other	3-10	6,232	4,926	1,306

		$315,666	$72,245	$243,421

Unamortizable Intangible Assets
Trade name				$293,400
Publishing contracts				21,336

				$314,736

Total intangible assets				$558,157

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended October 27, 2012	$11,095
For the 26 weeks ended October 29, 2011	$7,467

Estimated Amortization Expense:
(12 months ending on or about April 30)
2013	$20,920
2014	$18,954
2015	$15,019
2016	$11,527
2017	$10,875

On October 17, 2011, the Company finalized the purchase of certain intellectual property assets from the Borders Group, Inc. Chapter 11 Bankruptcy for $14,528 including acquisition related fees. These intellectual

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

property assets include a customer list, trade names and URLs. The Company accounted for the transaction as an asset purchase, and these assets are included on its consolidated balance sheet as Intangible Assets. The intangible assets are being amortized on an accelerated basis over a three-year period, commencing October 17, 2011. Amortization expense related to the acquisition for the 26 weeks ended October 27, 2012 was $3,329.

The changes in the carrying amount of goodwill by segment for the 26 weeks ended October 27, 2012 are as follows:

	B&N Retail	B&N College	NOOK	Total Company
Balance as of April 28, 2012	$225,336	274,070	20,279	$519,685
Benefit of excess tax amortization (a)	(2,214)	—	—	(2,214)
Tikatok Impairment	—	—	(1,947)	(1,947)

Balance as of October 27, 2012	$223,122	274,070	18,332	$515,524

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued are not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company recognized gift card breakage of $6,015 and $5,350 during the 13 weeks ended October 27, 2012 and October 29, 2011, respectively and $12,060 and $10,645 during the 26 weeks ended October 27, 2012 and October 29, 2011, respectively. The Company had gift card liabilities of $297,191 and $287,268 as of October 27, 2012 and October 29, 2011, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent and obligations under a junior seller note related to the acquisition of B&N College. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities, store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at October 27, 2012, October 29, 2011 and April 28, 2012:

	October 27, 2012	October 29, 2011	April 28, 2012
Deferred rent	$203,680	$244,227	$220,875
Junior seller note	127,250	150,000	150,000
Other	34,036	24,696	34,190

Total long-term liabilities	$364,966	$418,923	$405,065

(10) Income Taxes

As of October 27, 2012, the Company had $16,445 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,940 accrued for interest and penalties, which is included in the $16,445 of unrecognized tax benefits noted above.

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

The Company’s financial instruments include cash, receivables and accounts payable. The fair values of cash, receivables and accounts payable approximates carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the junior seller note are consistent with comparable market debt issues.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

The Company had $338,400 of outstanding debt under the 2012 Amended Credit Facility as of October 27, 2012 compared with $274,900 as of October 29, 2011. The Company had $34,567 of outstanding letters of credit under its 2012 Amended Credit Facility as of October 27, 2012 compared with $30,964 as of October 29, 2011.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

(13) Stock-Based Compensation

For the 13 and 26 weeks ended October 27, 2012 and October 29, 2011, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Restricted Stock Expense	$4,565	4,052	$8,192	8,131
Restricted Stock Units Expense	763	397	1,469	768
Stock Option Expense	614	238	1,321	477

Stock-Based Compensation Expense	$5,942	4,687	$10,982	9,376

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $842 and $589 for the 13 weeks ended October 27, 2012 and October 29, 2011, respectively, and $1,587 and $1,105 for the 26 weeks ended October 27, 2012 and October 29, 2011, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended October 27, 2012 and October 29, 2011, respectively, and $75 and $75 for the 26 weeks ended October 27, 2012 and October 29, 2011, respectively.

(15) Microsoft

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison Investment Holdings, Inc. (Morrison), and Microsoft Corporation (Microsoft) pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media (Series A Preferred) for an aggregate purchase price of $300,000.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Concurrently with its entry into this agreement, the Company also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NOOK Media would develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.

The parties closed Morrison’s investment in NOOK Media and the commercial agreement became effective on October 4, 2012.

Investment Agreement

Pursuant to the agreement, Microsoft invested $300,000 in NOOK Media in exchange for 300,000 Series A Preferred interest, representing approximately 17.6% of the common membership interest in NOOK Media on an as-converted basis. Following Microsoft’s investment, the Company retained the common membership interest in NOOK Media, representing approximately 82.4% of the common membership interests in NOOK Media (after giving effect to the conversion of the Series A Preferred interests into common membership interests). The investment agreement is classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity, net of investment fees. The temporary equity designation is due to a potential put feature after five years on the preferred membership interests.

Commercial Agreement

Under the commercial agreement, NOOK Media will develop certain applications for Windows 8 for purchasing and consumption of digital reading content. The commercial agreement also requires NOOK Media to use its good faith efforts to undertake an international expansion of the digital business.

As part of the commercial agreement, NOOK Media and Microsoft will share in the revenues, net of certain items, from digital content purchased from NOOK Media by customers using the NOOK Media Windows 8 applications or through certain Microsoft products and services that may be developed in the future and are designed to interact with the NOOK Media online bookstore. Microsoft will make certain guaranteed advance payments to NOOK Media in connection with such revenue sharing. For each of the first three years after the launch of such application for Windows 8, these advance payments will be equal to $60,000 per year. These advance payments will be subject to deferral under certain circumstances. Microsoft will also pay to NOOK Media $25,000 each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement.

The guaranteed advance payments in connection with revenue sharing as well as the amounts received for purposes of assisting NOOK Media in acquiring local digital reading content and technology development received from Microsoft will be treated as debt in accordance with ASC 470-10-25-2, Sales of Future Revenues or Various Other Measures of Income. The Company has estimated the cash flows associated with the commercial agreement and is amortizing the discount on the debt to interest expense over the term of the agreement in accordance with ASC 835-30-35-2, The Interest Method.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Settlement and License Agreement

The patent agreement provides for Microsoft and its subsidiaries to license to the Company and its affiliates certain intellectual property in exchange for royalty payments based on sales of certain devices. Additionally, the Company and Microsoft dismissed certain outstanding patent litigation between the Company, Microsoft and their respective affiliates in accordance with the settlement and license agreement. The Company will record the royalty expense upon future NOOK sales in the income statement in selling and administrative expenses with no expense or liability for the sale of prior devices.

(16) Tikatok Impairment Charge

During the 13 weeks ended October 27, 2012, the Company decided to shut down the operations of Tikatok. Tikatok was an online platform where parents and their children and others can write, illustrate and publish stories into hardcover and paperback books. This decision resulted in an impairment charge of $1,973, including the write off of goodwill of $1,947 and intangible assets of $26 during the second quarter of fiscal 2013. The effect of Tikatok operations is not material to the overall results of the Company.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

(18) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010, October 29, 2010 and August 18, 2011 and as may be further amended from time to time, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights expired on November 17, 2012.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Court of Chancery against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Court of Chancery issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Court of Chancery against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. The Company and defendants filed motions to dismiss the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Consolidated Complaint on January 12, 2010. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Briefing on those motions was completed by March 2, 2012. The Court ruled on those motions on March 27, 2012, denying summary judgment as to Defendants Lawrence Zilavy and Michael Del Giudice and granting summary judgment as to, and dismissing all claims against, Defendants Stephen Riggio, Irene R. Miller, Margaret T. Monaco and William Dillard, II. On June 13, 2012, all remaining defendants agreed to settle all remaining claims, subject to receipt of court approval (the Settlement). In the Settlement, the sellers in the Transaction agreed to waive $22,750 of the purchase price by waiving a corresponding principal amount (and interest on) of the junior seller note issued by the Company to the sellers as part of the purchase price of the Transaction. At a hearing on September 4, 2012, the Court approved the Settlement, and the Consolidated Cases were dismissed, on the merits, with prejudice. The court awarded $7,000 in attorney’s fees to plaintiffs to be paid by the Company. Based upon the finalization of these court awarded attorney fees, the Company reversed $4,657 of a previously estimated settlement accrual through selling and administrative expenses in the second quarter of fiscal 2013. This accrual was initially recorded in the fourth quarter of fiscal 2012. Upon approval, the $22,750 reduction in purchase price was recorded as a credit to additional paid in capital. In addition to the reduction in purchase price, $1,542 of interest due to the sellers was forfeited and recorded as a credit to additional paid in capital during the second quarter of fiscal 2013.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to remand the action back to state court, over the Company’s opposition. On November 7, 2011, the Company petitioned the Ninth Circuit for an appeal of the district court’s remand order. The Ninth Circuit affirmed the district court’s remand order on May 18, 2012. The parties are currently engaged in pre-certification discovery. The state court has not yet set a date for plaintiff’s anticipated motion for class certification, and it has not yet set a trial date.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents that it had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on April 29, 2013. The District Court has not yet set a trial date in the case.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The court denied the Company’s motion to compel arbitration, and the Company has appealed that denial to the Ninth Circuit Court of Appeals. The Company has also moved to stay proceedings pending appeal of the denial of the motion to compel arbitration, moved to dismiss the complaint, and moved to transfer the action to New York. The court has not yet ruled on the motion to stay, motion to dismiss, or motion to transfer.

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The District Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On September 21, 2012, the District Court granted Barnes & Noble, Inc. and barnesandnoble.com llc’s motion for summary judgment of non-infringement as to both of Deep9’s patents-in-suit, and entered judgment in favor of Barnes & Noble, Inc. and barnesandnoble.com llc. On October 16, 2012, Deep9 filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Deep9’s appeal currently is pending.

Technology Properties Limited et al. v. Barnes & Noble Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of Barnes & Noble, Inc.’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, Barnes & Noble filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. Barnes & Noble also asserted ten affirmative defenses. The ALJ subsequently set a procedural schedule that governs the investigation, with the following important dates: fact discovery ends on February 22,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

2013; initial expert reports are due March 27, 2013; and expert discovery ends on May 1, 2013. The trial is scheduled for June 3 to June 14, 2013, with a final initial determination due by September 6, 2013, and a target date for ITC resolution of the investigation on January 6, 2014. On September 28, 2012, Co-Respondent Sierra Wireless filed a motion seeking to terminate the investigation due to TPL’s alleged lack of candor toward the ITC in failing to disclose ongoing California state court litigation that calls into question the proper ownership of the ‘336 patent. On October 16, 2012, Barnes & Noble and several Co-Respondents filed a motion to stay the investigation, asking the ALJ to provide sufficient time for the California state court to resolve the ownership dispute. Those motions are currently pending before the ALJ.

Also on July 24, 2012, TPL filed a complaint against Barnes & Noble, Inc. in the United States District Court for the Northern District of California. The complaint similarly alleges that Barnes & Noble is infringing the ‘336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 21, 2012, TPL and Barnes & Noble filed a stipulation agreeing to stay the action pending final resolution of the ITC action. On September 26, 2012, the District Court granted the motion to stay.

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company has been served with a complaint in one putative class action and understands that three additional putative class actions also have been filed. The complaints are brought in federal district courts in the Northern Districts of California and Illinois and allege on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble stores common-law claims such as claims for negligence, breach of contract and invasion of privacy, as well as statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions seek various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. The four actions of which the Company is aware, in order of filing, are: Nowak v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of Illinois on October 27, 2012; Winstead v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of Illinois on October 29, 2012; Honor et ano. v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of Illinois on November 2, 2012; and Dieffenbach v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of California on November 9, 2012. The actions are all in their initial phases. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

The Company also has received inquiries related to this matter from the Federal Trade Commission and seven state attorneys general. The Company has responded to these inquiries and is continuing to cooperate with them. In addition, payment card companies and associations may seek to impose fines by reason of the tampering and federal or state enforcement authorities may seek penalties or other remedies against the Company.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2012 and October 29, 2011

(Thousands of dollars, except per share data)

(unaudited)

At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or state and federal inquiries.

Adrea, LLC

Adrea, LLC (Adrea), a joint venture of Sony, Philips, Discovery Networks and Intertrust, has expressed its belief that the Company must enter into a license for its portfolio of patents and patent applications that Adrea considers essential to eReader technology. The Company has expressed its disagreement to Adrea, and has not entered into a license agreement. As of November 15, 2012, no legal proceedings had been initiated.

(20) Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU 2012-02, Intangibles-Goodwill and Other. ASU 2012-02 will allow the Company the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Determining that it is more likely than not that an indefinite-lived intangible asset is impaired will require quantitative impairment testing, otherwise, no further action will be required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 18, 2012, with early adoption permitted. The adoption is not expected to have an impact on the Company’s Fiscal 2013 Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Barnes & Noble, Inc. and subsidiaries as of October 27, 2012, and the related condensed consolidated statements of income for the three-month and six-month periods ended October 27, 2012, and the condensed consolidated statements of cash flows for the six-month periods then ended October 27, 2012. These financial statements are the responsibility of the Company’s management. The condensed consolidated balance sheet of the Company as of October 29, 2011, and for the three-month and six-month periods then ended were reviewed by other accountants whose report dated December 8, 2011 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of October 27, 2012, and for the three-month and six-month periods then ended for them to be in conformity with U.S. generally accepted accounting principles.

The consolidated balance sheet of Barnes & Noble, Inc. and subsidiaries as of April 28, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated June 27, 2012, expressed an unqualified opinion on those statements.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
New York, New York
December 6, 2012

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility, cash received and committed in the formation of NOOK Media, LLC (NOOK Media) and short-term vendor financing.

The Company’s cash and cash equivalents were $471.0 million as of October 27, 2012, compared with $23.6 million as of October 29, 2011. This increase is due to the formation of NOOK Media as discussed below.

Merchandise inventories decreased $40.5 million, or 2.2%, to $1.796 billion as of October 27, 2012, compared with $1.837 billion as of October 29, 2011. This decrease was primarily due to timing of product receipts. Receivables, net decreased $16.1 million or 6.7% to $224.5 million as of October 27, 2012, compared to $240.6 million as of October 29, 2011. This decrease is due to mix of channel partners and increased collection efforts. Prepaid expenses and other current assets increased $43.0 million or 23.8% to $223.3 million as of October 27, 2012, compared to $180.4 million as of October 29, 2011. This increase was primarily due to higher textbook rental inventory on the growth in this business and higher short-term deferred taxes. Accounts Payable decreased $13.6 million or 0.9% to $1.448 billion as of October 27, 2012, compared to $1.462 billion as of October 29, 2011. Accounts payable was 81% and 80% of merchandise inventory as of October 27, 2012 and October 29, 2011, respectively. Accrued liabilities increased $34.1 million or 7.8% to $471.0 million as of October 27, 2012, compared to $436.9 million as of October 29, 2011. This increase was primarily due to several factors, including deferred income (textbook rentals and member program), compensation and general timing of expenses. Gift card liabilities increased $9.9 million or 3.5% to $297.2 million as of October 27, 2012, compared to $287.3 million as of October 29, 2011 due to additional business.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores, digital initiatives and enhancements to systems and the website. Capital expenditures totaled $67.0 million and $75.5 million during the 26 weeks ended October 27, 2012 and October 29, 2011, respectively.

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

On October 27, 2012, the Company had borrowings of $338.4 million against its $1.0 billion credit facility compared to $274.9 million in the prior year period. The Company had $34.6 million of outstanding letters of credit under the 2012 Amended Credit Facility as of October 27, 2012 compared with $31.0 million as of October 29, 2011.

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison and Microsoft pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300 million convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NOOK Media would develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.

On October 4, 2012, NOOK Media was formed and it has received the $300.0 million Microsoft investment. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. At closing, B&N Retail assumed the outstanding bank borrowings of the Company. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

In November 2012, the Company received $21.3 million from Microsoft related to the first installment on the guaranteed advance payments to NOOK Media and the payment related to assisting NOOK Media in acquiring local digital reading content and technology development.

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

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities, cash received and committed in the formation of NOOK Media, short-term vendor financing and the capacity under the Amended Credit Facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

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

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the economic downturn, increased online competition and the expanding digital market. However, recently the Company has benefited from reduced physical bookstore competition in the marketplace, as well as the successful execution of new merchandising strategies.

The Company derives the majority of its sales and net income from its B&N Retail and B&N College stores.

B&N Retail comparable store sales trends have improved as one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. (Borders), completed liquidating all of its stores under Chapter 11 of the Bankruptcy Code in early fiscal 2012. While the Company expects declining physical book trends to continue industry-wide as consumer spending shifts further online and toward digital products, it expects to be the beneficiary of further market consolidation as other non-book retailers reduce their presence in the book category. Additionally, the Company continues to experience positive trends in its Juvenile, Gift and Toys & Games businesses as a result of the successful execution of new merchandising strategies. Other categories such as Café also improved as a result of increased store traffic.

The Company has leveraged its unique assets, iconic brands and reach to become a leader in the distribution of digital content. In 2009, the Company entered the eBook market and the popularity of its eBook site continues to grow. Since then, the Company launched its NOOK® brand of eReading products, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK®, customers gain access to the expansive NOOK Store™ of more than three million digital books, plus periodicals, comics, apps, movies and TV shows, and the ability to enjoy content across a wide array of popular devices through free NOOK Reading Apps™ and NOOK Video apps.

Over the past several years, the Company has introduced leading devices in the tablet and eReader categories. In April 2012, the Company introduced NOOK Simple Touch™ with GlowLightTM, the world’s first E Ink device with patent-pending lighting technology that lets you read in the dark. In September 2012, the Company introduced NOOK® HD, the lightest and highest-resolution 7-Inch HD tablet, and NOOK® HD+, the world’s lightest full HD tablet.

In addition to NOOK® devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK® software specific application, which has won the Webby People’s Voice Award. Customers can use Barnes & Noble’s eReading software to access and read books from their personal Barnes & Noble digital library on devices including Windows 8 PCs and tablets, iPad™, iPhone®, Android™ smartphones and tablets, PC and Mac®. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK® products and software-enabled devices and BN.com. The Company also offers NOOK Newsstand™, which provides an extensive selection of digital newspapers and magazines, available in both subscription and single copy format, NOOK Kids™, a collection of digital picture and chapter books for children, NOOK Study™, an innovative study platform and software solution for higher education, and NOOK Video™, which offers an extensive and diverse digital collection of standard and high-definition movies and TV shows available for streaming and download.

In the Fall of 2012, the Company began selling NOOK® devices internationally, through its website and partnerships with leading retailers, as well as digital content in the U.K. The Company plans to continue to expand into additional international markets and believes that its newly formed partnership with Microsoft will help foster that expansion.

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

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. While the Company plans to open a few retail stores in new geographic markets, the Company expects to reduce the total number of retail stores.

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

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility, cash received and committed in the formation of NOOK Media and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of its digital businesses.

Results of Operations

13 and 26 weeks ended October 27, 2012 compared with the 13 and 26 weeks ended October 29, 2011

Sales

The following table summarizes the Company’s sales for the 13 and 26 weeks ended October 27, 2012 and October 29, 2011:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	% Total	October 29, 2011	% Total	October 27, 2012	% Total	October 29, 2011	% Total
B&N Retail	$996,028	52.9%	$1,025,802	54.2%	$2,115,415	63.4%	$2,123,054	64.1%
B&N College	773,007	41.0%	769,650	40.7%	993,725	29.8%	990,144	29.9%
NOOK	160,347	8.5%	151,847	8.0%	352,322	10.6%	343,259	10.4%
Elimination	(44,850)	(2.4)%	(55,338)	(2.9)%	(123,423)	(3.7)%	(146,092)	(4.4)%

Total Sales	$1,884,532	100.0%	$1,891,961	100.0%	$3,338,039	100.0%	$3,310,365	100.0%

During the 13 weeks ended October 27, 2012, the Company’s sales decreased $7.4 million, or 0.4%, to $1.88 billion from $1.89 billion during the 13 weeks ended October 29, 2011. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 13 weeks ended October 27, 2012 decreased $29.8 million, or 2.9%, to $996.0 million from $1.03 billion during the same period a year ago, and accounted for 52.9% of total Company sales. The decrease was attributable to closed stores, which reduced sales by $14.5 million, and lower online sales, which declined by $16.7 million. Comparable store sales were flat versus the prior year. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•

B&N College sales increased $3.4 million, or 0.4%, to $773.0 million during the 13 weeks ended October 27, 2012 from $769.7 million during the 13 weeks ended October 29, 2011. The increase was attributable to new B&N College stores which increased sales by $35.0 million, offset by lower comparable store sales and closed stores that reduced sales by $24.8 million and $6.4 million, respectively. Sales were impacted by the continued growth of textbook rentals, which have a lower price than new or used textbooks, and a portion of rental sales are deferred over the rental period. On a comparable basis, which reflects the retail selling price when rented, sales declined 0.5% versus the prior year.

•

NOOK sales increased $8.5 million, or 5.6%, to $160.3 million during the 13 weeks ended October 27, 2012 from $151.8 million during the 13 weeks ended October 29, 2011. The increase was attributable to higher digital content sales, offset by lower device sales. Digital content sales are defined to include digital eBooks, digital newsstand and the apps business. Device sales declined due primarily to lower average selling prices.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis.

During the 13 weeks ended October 27, 2012, B&N Retail had no store openings or closings, and B&N College had 11 openings and four closings.

During the 26 weeks ended October 27, 2012, the Company’s sales increased $27.7 million, or 0.8%, to $3.34 billion from $3.31 billion during the 26 weeks ended October 29, 2011. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 26 weeks ended October 27, 2012 decreased $7.6 million, or 0.4%, to $2.11 billion from $2.12 billion during the same period a year ago, and accounted for 63.4% of total Company sales. The decrease was primarily attributable to closed stores that reduced sales by $30.6 million and lower online sales of $25.7 million, offset by an increase in comparable sales of 2.4%, which increased sales by $42.7 million. The comparable sales increase was driven by higher physical book sales in the first quarter due to the Borders liquidations and stronger titles. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•

B&N College sales increased $3.6 million, or 0.4%, to $993.7 million during the 26 weeks ended October 27, 2012 from $990.1 million during the 26 weeks ended October 29, 2011. The increase was attributable to new B&N College stores which increased sales by $42.3 million, offset by comparable store sales and closed stores that reduced sales by $28.7 million and $9.4 million, respectively. Sales were impacted by the continued growth of textbook rentals, which have a lower price than new or used textbooks, and a portion of rental sales are deferred over the rental period. On a comparable basis, which reflects the retail selling price when rented, sales declined 0.8% versus the prior year.

•

NOOK sales increased $9.1 million, or 2.6%, to $352.3 million during the 26 weeks ended October 27, 2012 from $343.3 million during the 26 weeks ended October 29, 2011. The increase was attributable to higher digital content sales, offset by lower device and accessory sales. Digital content sales are defined to include digital eBooks, digital newsstand and the apps business. Device sales declined due primarily to lower average selling prices.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis.

During the 26 weeks ended October 27, 2012, B&N Retail had no store openings and two store closings, and B&N College had 36 openings and nine closings.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales
B&N Retail	$702,667	70.5%	$735,312	71.7%	$1,485,316	70.2%	$1,522,115	71.7%
B&N College	604,786	78.2%	601,959	78.2%	774,462	77.9%	771,281	77.9%
NOOK	96,581	83.6%	83,026	86.0%	183,875	80.3%	157,747	80.0%

Total Cost of Sales
and Occupancy	$1,404,034	74.5%	$1,420,297	75.1%	$2,443,653	73.2%	$2,451,143	74.0%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 27, 2012, cost of sales and occupancy decreased $16.3 million, or 1.1%, to $1.40 billion from $1.42 billion during the 13 weeks ended October 29, 2011. Cost of sales and occupancy decreased as a percentage of sales to 74.5% from 75.1% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 70.5% from 71.7% during the same period one year ago. This decrease was primarily attributable to a higher mix of higher margin core products and increased vendor allowances.

•	B&N College cost of sales and occupancy remained flat as a percentage of sales at 78.2% as compared to the same period one year ago.

•

NOOK cost of sales and occupancy decreased as a percentage of sales to 83.6% from 86.0% during the same period one year ago. This decrease was primarily due to a higher mix of higher margin content sales, partially offset by lower device margins on lower average selling prices and higher occupancy costs on increased office space in Palo Alto, CA.

During the 26 weeks ended October 27, 2012, cost of sales and occupancy decreased $7.5 million, or 0.3%, to $2.44 billion from $2.45 billion during the 26 weeks ended October 29, 2011. Cost of sales and occupancy decreased as a percentage of sales to 73.2% from 74.0% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 70.2% from 71.7% during the same period one year ago. This decrease was primarily attributable to a higher mix of higher margin core products, and increased vendor allowances.

•	B&N College cost of sales and occupancy remained flat as a percentage of sales at 77.9% as compared to the same period one year ago.

•

NOOK cost of sales and occupancy remained relatively flat as a percentage of sales at 80.3% versus 80.0% during the same period one year ago. This decrease was primarily due to a higher mix of higher margin content sales, partially offset by lower device margins on lower average selling prices and higher occupancy costs on increased office space in Palo Alto, CA.

Gross Margin

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales
B&N Retail	$293,362	29.5%	$290,490	28.3%	$630,099	29.8%	$600,939	28.3%
B&N College	168,221	21.8%	167,691	21.8%	219,263	22.1%	218,863	22.1%
NOOK	18,915	16.4%	13,483	14.0%	45,024	19.7%	39,420	20.0%

Total Gross Margin	$480,498	25.5%	$471,664	24.9%	$894,386	26.8%	$859,222	26.0%

The Company’s consolidated gross margin increased $8.8 million, or 1.9%, to $480.5 million during the 13 weeks ended October 27, 2012 from $471.7 million during the 13 weeks ended October 29, 2011. This increase was due to the matters discussed above.

The Company’s consolidated gross margin increased $35.2 million, or 4.1%, to $894.4 million during the 26 weeks ended October 27, 2012 from $859.2 million during the 26 weeks ended October 29, 2011. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales
B&N Retail	$264,974	26.6%	$276,401	26.9%	$527,150	24.9%	$547,154	25.8%
B&N College	80,434	10.4%	74,900	9.7%	145,508	14.6%	138,276	14.0%
NOOK	70,339	60.9%	64,331	66.7%	153,144	66.9%	141,320	71.7%

Total Selling and Administrative Expenses	$415,747	22.1%	$415,632	22.0%	$825,802	24.7%	$826,750	25.0%

Selling and administrative expenses increased $0.1 million, or 0.0%, to $415.7 million during the 13 weeks ended October 27, 2012 from $415.6 million during the 13 weeks ended October 29, 2011. Selling and administrative expenses increased as a percentage of sales at 22.1% from 22.0% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 26.6% from 26.9% during the same period one year ago. The current quarter included the reversal of $4.7 million of accruals recorded in fiscal 2012, resulting from the final settlement of the litigation related to the acquisition of B&N College. Excluding this reversal, selling and administrative expenses were relatively flat with the prior year.

•

B&N College selling and administrative expenses increased as a percentage of sales to 10.4% from 9.7% during the same period one year ago given the higher volume of textbook rental deferrals, expected to be offset in future periods and increased expenses for digital higher education initiatives.

•	NOOK selling and administrative expenses decreased as a percentage of sales to 60.9% from 66.7% during the same period one year ago due primarily to leverage on the sales increase.

Selling and administrative expenses decreased $0.9 million, or 0.1%, to $825.8 million during the 26 weeks ended October 27, 2012 from $826.8 million during the 26 weeks ended October 29, 2011. Selling and administrative expenses decreased as a percentage of sales to 24.7% from 25.0% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 24.9% from 25.8% during the same period one year ago. This decrease was primarily due to improved store productivity and reversals of accruals for incentive compensation and legal settlement fees.

•

B&N College selling and administrative expenses increased as a percentage of sales to 14.6% from 14.0% during the same period one year ago given the higher volume of textbook rental deferrals, expected to be offset in future periods, and increased expenses for digital higher education initiatives.

•	NOOK selling and administrative expenses decreased as a percentage of sales to 66.9% from 71.7% during the same period one year ago due primarily to leverage on the sales increase.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales
B&N Retail	$38,982	3.9%	$40,558	4.0%	$79,922	3.8%	$80,044	3.8%
B&N College	11,859	1.5%	11,426	1.5%	23,574	2.4%	22,275	2.2%
NOOK	6,772	5.9%	5,771	6.0%	12,152	5.3%	11,108	5.6%

Total Depreciation and Amortization	$57,613	3.1%	$57,755	3.1%	$115,648	3.5%	$113,427	3.4%

During the 13 weeks ended October 27, 2012, depreciation and amortization decreased $0.1 million, or 0.2%, to $57.6 million from $57.8 million during the same period one year ago.

During the 26 weeks ended October 27, 2012, depreciation and amortization increased $2.2 million, or 2.0%, to $115.6 million from $113.4 million during the same period one year ago.

Operating Profit (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales
B&N Retail	$(10,595)	(1.1)%	$(26,469)	(2.6)%	$23,027	1.1%	$(26,259)	(1.2)%
B&N College	75,928	9.8%	81,365	10.6%	50,181	5.0%	58,312	5.9%
NOOK	(58,195)	(50.4)%	(56,619)	(58.7)%	(120,272)	(52.5)%	(113,008)	(57.3)%

Total Operating Profit (Loss)	$7,138	0.4%	$(1,723)	(0.1)%	$(47,064)	(1.4)%	$(80,955)	(2.4)%

The Company’s consolidated operating profit (loss) increased $8.9 million, or 514.3%, to an operating profit of $7.1 million during the 13 weeks ended October 27, 2012 from an operating loss of $1.7 million during the 13 weeks ended October 29, 2011. This increase was due to the matters discussed above.

The Company’s consolidated operating loss decreased $33.9 million, or 41.9%, to $47.1 million during the 26 weeks ended October 27, 2012 from $81.0 million during the 26 weeks ended October 29, 2011. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 27, 2012	October 29, 2011	% of Change	October 27, 2012	October 29, 2011	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$8,122	$8,460	(4.0)%	$17,064	$17,901	(4.7)%

Net interest expense and amortization of deferred financing fees decreased $0.3 million to $8.1 million during the 13 weeks ended October 27, 2012 from $8.5 million during the 13 weeks ended October 29, 2011. This decrease is attributable to lower average borrowings.

Net interest expense and amortization of deferred financing fees decreased $0.8 million to $17.1 million during the 26 weeks ended October 27, 2012 from $17.9 million during the 26 weeks ended October 29, 2011. This decrease is attributable to lower average borrowings.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2012	Effective Rate	October 29, 2011	Effective Rate	October 27, 2012	Effective Rate	October 29, 2011	Effective Rate
Income Taxes	$(409)	41.6%	$(3,620)	35.5%	$(22,573)	35.2%	$(35,687)	36.1%

The Company had an income tax benefit of $(0.4) million during the 13 weeks ended October 27, 2012 compared with an income tax benefit of $(3.6) million during the 13 weeks ended October 29, 2011. The Company’s effective tax rate was 41.6% and 35.5% for the 13 weeks ended October 27, 2012 and October 29, 2011, respectively. The higher effective tax rate is due primarily to an adjustment to the expected full-year tax benefit associated with an increase in the estimated annual effective tax rate from 35.1% to 35.2%.

The Company had an income tax benefit of $(22.6) million during the 26 weeks ended October 27, 2012 compared with an income tax benefit of $(35.7) million during the 26 weeks ended October 29, 2011. The Company’s effective tax rate was 35.2% and 36.1% for the 26 weeks ended October 27, 2012 and October 29, 2011, respectively.

Net Income (Loss) Attributable to Barnes & Noble, Inc.

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$2,233	$(6,563)	$(38,747)	$(63,169)

As a result of the factors discussed above, the Company reported consolidated net income attributable to Barnes & Noble, Inc. of $2.2 million during the 13 weeks ended October 27, 2012, compared with consolidated net loss attributable to Barnes & Noble, Inc. of $(6.6) million during the 13 weeks ended October 29, 2011.

As a result of the factors discussed above, the Company reported consolidated net loss attributable to Barnes & Noble, Inc. of $(38.7) million during the 26 weeks ended October 27, 2012, compared with consolidated net loss attributable to Barnes & Noble, Inc. of $(63.2) million during the 26 weeks ended October 29, 2011.

Critical Accounting Policies

During the second quarter of fiscal 2013, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that the expected sales lift from Borders’ store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the business resulting from the review of a potential separation of the NOOK digital business, spin-off, split-off or other disposition by the Company of its interest in NOOK Media, the risk that the transactions to form NOOK Media do not achieve the expected benefits for the parties including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that the separation of the digital and college businesses or any subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media results in adverse impacts on the Company or NOOK Media (including as a result of termination of agreements and other adverse impacts), the potential impact on the Company’s retail business of the separation, the potential tax consequences for the Company and its shareholders of a subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media, the risk that the international expansion contemplated by the relationship is not successful, the risk that NOOK Media is not able to perform its obligations under the commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the risk that Barnes & Noble may not recoup its investments in NOOK as part of any separation, the risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K and Form 10-K/A, and in Barnes & Noble’s other filings made hereafter from time to time with the Securities and Exchange Commission. The forward looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK® eReader and content in countries outside the United States: the Company may not be successful in reaching agreements with international companies, the terms of agreements that the Company reaches may not be advantageous to the Company, the Company’s NOOK® device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 27, 2012, the Company’s cash and cash equivalents totaled approximately $471.0 million.

Additionally, the Company may from time to time borrow money under the 2011 Amended Credit Facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the 2011 Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $338.4 million and $274.9 million in borrowings under its credit facility at October 27, 2012 and October 29, 2011, respectively.

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

Between August 17, 2009 and August 31, 2009, five putative shareholder derivative complaints were filed in Delaware Court of Chancery against the Company’s directors. The complaints generally allege breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Company’s entry into a definitive agreement to purchase Barnes & Noble College Booksellers, which was announced on August 10, 2009 (the Transaction). The complaints generally seek damages in favor of the Company in an unspecified amount; costs, fees and interest; disgorgement; restitution; and equitable relief, including injunctive relief. On September 1, 2009, the Delaware Court of Chancery issued an Order of Consolidation consolidating the five lawsuits (the Consolidated Cases) and directing plaintiffs to file a consolidated amended complaint. In a related development, on August 27, 2009, the Company received a demand pursuant to Delaware General Corporation Law, Section 220, on behalf of the Electrical Workers Pension Fund, Local 103, I.B.E.W., a shareholder, seeking to inspect certain books and records related to the Transaction. On September 18, 2009, this shareholder filed a shareholder derivative complaint in Delaware Court of Chancery against certain of the Company’s directors alleging breach of fiduciary duty and unjust enrichment and seeking to enjoin the consummation of the Transaction. On October 6, 2009, the plaintiffs in the Consolidated Cases filed a motion seeking to consolidate the later-filed sixth case with the Consolidated Cases. On November 3, 2009, a Consolidated Complaint was filed in the Consolidated Cases. On December 11, 2009, the court entered an order consolidating all actions and appointing co-lead counsel for plaintiffs. The Company and defendants filed motions to dismiss the Consolidated Complaint on January 12, 2010. Plaintiffs filed an Amended Consolidated Complaint on March 16, 2010. The Company and defendants filed motions to dismiss the Amended Consolidated Complaint on April 30, 2010. Plaintiffs filed their response to the motion to dismiss on June 2, 2010. Oral argument on the motions to dismiss was held on October 21, 2010. Following those arguments, the Court denied the Company’s motion to dismiss, denied in part and granted in part the motion to dismiss filed by Defendants Leonard Riggio, Stephen Riggio and Lawrence Zilavy, and denied in part and granted in part the motion to dismiss filed by the remaining defendants, dismissing all claims asserted against Directors George Campbell, Jr. and Patricia Higgins. All defendants except Leonard Riggio moved for summary judgment on December 21, 2011. Briefing on those motions was completed by March 2, 2012. The Court ruled on those motions on March 27, 2012, denying summary judgment as to Defendants Lawrence Zilavy and Michael Del Giudice and granting summary judgment as to, and dismissing all claims against, Defendants Stephen Riggio, Irene R. Miller, Margaret T. Monaco and William Dillard, II. On June 13, 2012, all remaining defendants agreed to settle all remaining claims, subject to receipt of court approval (the Settlement). In the Settlement, the sellers in the Transaction agreed to waive $22,750,000 of the purchase price by waiving a corresponding principal amount (and interest on) of the junior seller note issued by the Company to the sellers as part of the purchase price of the Transaction. At a hearing on September 4, 2012, the Court approved the Settlement, and the Consolidated Cases were dismissed, on the merits, with prejudice. The court awarded $7,000,000 in attorney’s fees to plaintiffs to be paid by the Company. Based upon the finalization of these court awarded attorney fees, the Company reversed $4,657,000 of a previously estimated settlement accrual through selling and administrative expenses in the second quarter of fiscal 2013. This accrual was initially recorded in the fourth quarter of fiscal 2012. Upon approval, the $22,750,000 reduction in purchase price was recorded as a credit to additional paid in capital. In addition to the reduction in purchase price, $1,542,000 of interest due to the sellers was forfeited and recorded as a credit to additional paid in capital during the second quarter of fiscal 2013.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On August 30, 2011, the Company filed an answer in state court, and on August 31, 2011 it removed the action to federal court pursuant to the Class Action Fairness Act of 2005, 28 U.S.C. § 1332(d). On October 28, 2011, the district court granted plaintiff’s motion to remand the action back to state court, over the Company’s opposition. On November 7, 2011, the Company petitioned the Ninth Circuit for an appeal of the district court’s remand order. The Ninth Circuit affirmed the district court’s remand order on May 18, 2012. The parties are currently engaged in pre-certification discovery. The state court has not yet set a date for plaintiff’s anticipated motion for class certification, and it has not yet set a trial date.

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents that it had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on April 29, 2013. The District Court has not yet set a trial date in the case.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The court denied the Company’s motion to compel arbitration, and the Company has appealed that denial to the Ninth Circuit Court of Appeals. The Company has also moved to stay proceedings pending appeal of the denial of the motion to compel arbitration, moved to dismiss the complaint, and moved to transfer the action to New York. The court has not yet ruled on the motion to stay, motion to dismiss, or motion to transfer.

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The District Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On September 21, 2012, the District Court granted Barnes & Noble, Inc. and barnesandnoble.com llc’s motion for summary judgment of non-infringement as to both of Deep9’s patents-in-suit, and entered judgment in favor of Barnes & Noble, Inc. and barnesandnoble.com llc. On October 16, 2012, Deep9 filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Deep9’s appeal currently is pending.

Technology Properties Limited et al. v. Barnes & Noble Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of Barnes & Noble, Inc.’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, Barnes & Noble filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. Barnes & Noble also asserted ten affirmative defenses. The ALJ subsequently set a procedural schedule that governs the investigation, with the following important dates: fact discovery ends on February 22, 2013; initial expert reports are due March 27, 2013; and expert discovery ends on May 1, 2013. The trial is scheduled for June 3 to June 14, 2013, with a final initial determination due by September 6, 2013, and a target date for ITC resolution of the investigation on January 6, 2014. On September 28, 2012, Co-Respondent Sierra Wireless filed a motion seeking to terminate the investigation due to TPL’s alleged lack of candor toward the ITC in failing to disclose ongoing California state court litigation that calls into question the proper ownership of the ‘336 patent. On October 16, 2012, Barnes & Noble and several Co-Respondents filed a motion to stay the investigation, asking the ALJ to provide sufficient time for the California state court to resolve the ownership dispute. Those motions are currently pending before the ALJ.

Also on July 24, 2012, TPL filed a complaint against Barnes & Noble, Inc. in the United States District Court for the Northern District of California. The complaint similarly alleges that Barnes & Noble is infringing the ‘336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 21, 2012, TPL and Barnes & Noble filed a stipulation agreeing to stay the action pending final resolution of the ITC action. On September 26, 2012, the District Court granted the motion to stay.

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company has been served with a complaint in one putative class action and understands that three additional putative class actions also have been filed. The complaints are brought in federal district courts in the Northern Districts of California and Illinois and allege on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble stores common-law claims such as claims for negligence, breach of contract and invasion of privacy, as well as statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions seek various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. The four actions of which the Company is aware, in order of filing, are: Nowak v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of Illinois on October 27, 2012; Winstead v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of Illinois on October 29, 2012; Honor et ano. v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of Illinois on November 2, 2012; and Dieffenbach v. Barnes & Noble, Inc., filed in the U.S. District Court for the Northern District of California on November 9, 2012. The actions are all in their initial phases. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

The Company also has received inquiries related to this matter from the Federal Trade Commission and seven state attorneys general. The Company has responded to these inquiries and is continuing to cooperate with them. In addition, payment card companies and associations may seek to impose fines by reason of the tampering and federal or state enforcement authorities may seek penalties or other remedies against the Company.

At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or state and federal inquiries.

Adrea, LLC

Adrea, LLC (Adrea), a joint venture of Sony, Philips, Discovery Networks and Intertrust, has expressed its belief that the Company must enter into a license for its portfolio of patents and patent applications that Adrea considers essential to eReader technology. The Company has expressed its disagreement to Adrea, and has not entered into a license agreement. As of November 15, 2012, no legal proceedings had been initiated.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2012 – August 27, 2012	22,885	$12.42	—	$2,470,561
August 28, 2012 – September 26, 2012	6,784	$11.97	—	$2,470,561
September 27, 2012 – October 27, 2012	29,113	$12.37	—	$2,470,561

Total	58,782	$12.34	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of October 27, 2012.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 27, 2012, the Company has repurchased 33,801,607 shares at a cost of approximately $1.06 billion. The repurchased shares are held in treasury.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2012.

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ MICHAEL P. HUSEBY
Michael P. Huseby
Chief Financial Officer
(principal financial officer)

By:	/S/ ALLEN LINDSTROM
Allen Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

December 6, 2012

EXHIBIT INDEX

10.1	Second Amendment to Amended and Restated Credit Agreement dated as of October 4, 2012.

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document