Form 10-Q
period 2013-01-26
BARNES & NOBLE INC
filed 2013-03-07
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2013

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

As of February 28, 2013, 59,887,059 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 804,319 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 26, 2013

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Sales	$2,223,945	2,439,124	$5,561,984	5,749,489
Cost of sales and occupancy	1,674,384	1,786,308	4,118,037	4,237,451

Gross profit	549,561	652,816	1,443,947	1,512,038

Selling and administrative expenses	494,094	502,870	1,319,896	1,329,620
Depreciation and amortization	55,761	60,273	171,409	173,699

Operating profit (loss)	(294)	89,673	(47,358)	8,719
Interest expense, net and amortization of deferred financing fees	8,772	8,773	25,835	26,675

Income (Loss) before taxes	(9,066)	80,900	(73,193)	(17,956)
Income taxes	(3,008)	28,869	(25,580)	(6,818)

Net income (loss)	$(6,058)	52,031	$(47,613)	(11,138)

Income (loss) per common share
Basic	$(0.18)	0.78	$(1.05)	(0.33)
Diluted	$(0.18)	0.71	$(1.05)	(0.33)
Weighted average common shares outstanding
Basic	58,316	57,371	58,168	57,261
Diluted	58,316	69,447	58,168	57,261

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net income (loss)	$(6,058)	52,031	$(47,613)	(11,138)
Other comprehensive earnings, net of tax	—	—	—	—

Total comprehensive income (loss)	$(6,058)	52,031	$(47,613)	(11,138)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 26, 2013	January 28, 2012	April 28, 2012
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,643	27,397	54,131
Receivables, net	387,459	396,854	160,497
Merchandise inventories, net	1,784,949	1,814,898	1,561,841
Prepaid expenses and other current assets	186,324	169,535	221,324

Total current assets	2,572,375	2,408,684	1,997,793

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,208,770	1,191,224	1,196,764
Fixtures and equipment	1,845,100	1,752,333	1,784,492

	3,056,411	2,946,098	2,983,797
Less accumulated depreciation and amortization	2,483,042	2,309,607	2,361,142

Net property and equipment	573,369	636,491	622,655

Goodwill	514,417	520,792	519,685
Intangible assets, net	553,099	569,488	564,054
Other noncurrent assets	63,001	54,418	61,062

Total assets	$4,276,261	4,189,873	3,765,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,360,613	1,488,552	959,423
Accrued liabilities	563,028	542,503	546,495
Gift card liabilities	386,704	367,555	321,362

Total current liabilities	2,310,345	2,398,610	1,827,280

Long-term debt	—	101,600	324,200
Long-term deferred taxes	273,475	275,436	268,774
Other long-term liabilities	390,025	408,291	405,065
Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	193,220	191,958	192,273
Preferred Membership Interests in NOOK Media, LLC	381,184	—	—
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 92,139, 90,928 and 91,376 shares issued, respectively	92	91	91
Additional paid-in capital	1,383,430	1,337,777	1,340,909
Accumulated other comprehensive loss	(16,635)	(11,630)	(16,635)
Retained earnings	420,627	543,582	481,574
Treasury stock, at cost, 33,810, 33,537 and 33,722 shares, respectively	(1,059,502)	(1,055,842)	(1,058,282)

Total shareholders’ equity	728,012	813,978	747,657

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,276,261	4,189,873	3,765,249

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 26, 2013

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 28, 2012	$91	1,340,909	(16,635)	481,574	(1,058,282)	$747,657

Comprehensive income:
Net loss	—	—	—	(47,613)	—

						(47,613)
Reduction of junior note	—	24,292	—	—	—	24,292
Exercise of 180 common stock options	1	2,290	—	—	—	2,291
Stock options and restricted stock tax benefits	—	(991)	—	—	—	(991)
Stock-based compensation expense	—	16,930	—	—	—	16,930
Accretive dividend on preferred stockholders	—	—	—	(1,508)	—	(1,508)
Accrued/paid dividends for preferred stockholders	—	—	—	(11,826)	—	(11,826)
Treasury stock acquired, 88 shares	—	—	—	—	(1,220)	(1,220)

Balance at January 26, 2013	$92	1,383,430	(16,635)	420,627	(1,059,502)	$728,012

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 26, 2013 and January 28, 2012

(In thousands)

(unaudited)

	39 weeks ended
	January 26, 2013	January 28, 2012
Cash flows from operating activities:
Net loss	$(47,613)	(11,138)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	175,444	177,735
Stock-based compensation expense	16,930	14,835
Property and equipment impairment charge	3,959	11,586
Deferred taxes	(2,790)	(1,375)
Loss on disposal of property and equipment	1,189	2,365
Decrease in other long-term liabilities	(19,785)	(40,356)
Changes in operating assets and liabilities, net	75,090	(36,334)
Tikatok impairment charge	1,973	—

Net cash flows provided by operating activities	204,397	117,318

Cash flows from investing activities:
Proceeds from sale of distribution center	—	18,000
Purchases of property and equipment	(111,095)	(123,471)
Net increase in other noncurrent assets	(7,121)	(5,712)
Other investing activities, net	(4,100)	—
Acquisition of Borders Group, Inc. intellectual property	—	(14,528)

Net cash flows used in investing activities	(122,316)	(125,711)

Cash flows from financing activities:
Net proceeds from issuance of Preferred Membership interest	380,623	—
Net proceeds from Microsoft Commercial Agreement financing transaction	27,495	—
Net decrease in credit facility	(324,200)	(211,500)
Proceeds from exercise of common stock options	2,290	1,056
Purchase of treasury stock	(1,220)	(1,650)
Excess tax benefit from stock-based compensation	326	193
Cash dividends paid to shareholders	(7,883)	(3,118)
Net proceeds from issuance of Series J preferred stock	—	191,380

Net cash flows provided by (used in) financing activities	77,431	(23,639)

Net increase (decrease) in cash and cash equivalents	159,512	(32,032)
Cash and cash equivalents at beginning of period	54,131	59,429

Cash and cash equivalents at end of period	$213,643	27,397

Changes in operating assets and liabilities, net:
Receivables, net	$(226,962)	(246,560)
Merchandise inventories	(223,108)	(439,536)
Prepaid expenses and other current assets	35,000	(7,599)
Accounts payable and accrued liabilities	490,160	657,361

Changes in operating assets and liabilities, net	$75,090	(36,334)

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$23,166	25,326
Income taxes (net of refunds)	$2,859	2,179
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	3,963

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 26, 2013 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 28, 2012 (fiscal 2012).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 26, 2013 are not indicative of the results to be expected for the 52 weeks ending April 27, 2013 (fiscal 2013).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at January 26, 2013. NOOK merchandise inventories are recorded based on the average cost method.

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

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

In accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale. (References to NOOK® include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™, NOOK Simple Touch™ with GlowLightTM, NOOK® HD and NOOK® HD+ eBook Reader devices.)

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis with the purchase of NOOK® devices from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK® and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS is deferred and recognized on a straight-line basis over the 2-year estimated life of NOOK® devices.

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 2% and 6%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of January 26, 2013, January 28, 2012 and April 28, 2012 was $18,855, $21,498 and $19,785, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

The Company rents both physical and digital textbooks. Revenue from physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue for digital textbooks is deferred and recognized over the rental period commencing the earlier of when the textbook has been downloaded or one year from point of sale.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

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

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended January 28, 2012 was calculated using the two-class method for stock options, restricted stock and restricted stock units and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended January 26, 2013, 39 weeks ended January 26, 2013 and January 28, 2012, participating securities in the amount of 2,750,951, 2,841,629 and 3,476,296, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		39 weeks ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Numerator for basic income (loss) per share:
Net income (loss)	$(6,058)	52,031	$(47,613)	(11,138)
Preferred stock dividends	(3,942)	(3,963)	(11,825)	(7,081)
Accretion of dividends on preferred stock	(739)	(316)	(1,508)	(578)
Less allocation of earnings and dividends to participating securities	—	(2,735)	—	—

Net income (loss) available to common shareholders	$(10,739)	45,017	$(60,946)	(18,797)
Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$(10,739)	45,017	$(60,946)	(18,797)
Preferred stock dividends	—	3,963	—	—
Accretion of dividends on preferred stock	—	316	—	—
Effect of dilutive options	—	3	—	—

Net income (loss) available to common shareholders	$(10,739)	49,299	$(60,946)	(18,797)
Denominator for basic income (loss) per share:
Basic weighted average common shares	58,316	57,371	58,168	57,261
Denominator for diluted income (loss) per share:
Basic weighted average common shares	58,316	57,371	58,168	57,261
Preferred shares	—	12,000	—	—
Average dilutive options	—	76	—	—

Diluted weighted average common shares	58,316	69,447	58,168	57,261
Income (loss) per common share:
Basic	$(0.18)	0.78	$(1.05)	(0.33)
Diluted	$(0.18)	0.71	$(1.05)	(0.33)

(6) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 677 bookstores as of January 26, 2013, primarily under the Barnes & Noble Booksellers trade name. The 677 Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s e-Commerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 678 stores as of January 26, 2013 that are primarily school-owned stores operated under contracts by B&N College and include sales of digital content within the higher education marketplace through NOOK Study™. The 678 B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third party distribution partners, B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales

	13 weeks ended		39 weeks ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
B&N Retail	$1,505,151	$1,677,326	$3,620,566	$3,800,380
B&N College	517,228	525,627	1,510,953	1,515,771
NOOK	315,965	426,595	668,287	769,854
Elimination (a)	(114,399)	(190,424)	(237,822)	(336,516)

Total	$2,223,945	$2,439,124	$5,561,984	$5,749,489

Sales by Product Line

	13 weeks ended		39 weeks ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Media (b)	64%	61%	67%	66%
Digital (c)	15%	20%	13%	15%
Other (d)	21%	19%	20%	19%

Total	100%	100%	100%	100%

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Depreciation and Amortization

	13 weeks ended		39 weeks ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
B&N Retail	$35,107	$42,467	$115,029	$122,510
B&N College	11,479	11,485	35,053	33,760
NOOK	9,175	6,321	21,327	17,429

Total	$55,761	$60,273	$171,409	$173,699

Operating Profit (Loss)

	13 weeks ended		39 weeks ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
B&N Retail	$176,850	$155,123	$199,877	$128,865
B&N College	22,434	23,694	72,615	82,006
NOOK	(199,578)	(89,144)	(319,850)	(202,152)

Total	$(294)	$89,673	$(47,358)	$8,719

Capital Expenditures

	13 weeks ended		39 weeks ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
B&N Retail	$9,132	$29,665	$31,998	$69,212
B&N College	6,230	8,646	29,752	30,042
NOOK	28,780	9,644	49,345	24,217

Total	$44,142	$47,955	$111,095	$123,471

Total Assets (e)

	January 26,	January 28,
	2013	2012
B&N Retail	$2,162,959	$2,013,623
B&N College	1,289,732	1,526,739
NOOK	823,570	649,511

Total	$4,276,261	$4,189,873

(a)	Represents the elimination of intercompany sales from NOOK to Barnes & Noble Retail and Barnes & Noble College on a sell through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes toys & games, café products, college apparel, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

A reconciliation of operating profit from reportable segments to income (loss) from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Reportable segments operating profit (loss)	$(294)	$89,673	$(47,358)	$8,719
Interest, net	8,772	8,773	25,835	26,675

Consolidated income (loss) before taxes	$(9,066)	$80,900	$(73,193)	$(17,956)

(7) Changes in Intangible Assets and Goodwill

		As of January 26, 2013
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	3-25	$271,938	$44,582	$227,356
Author contracts	10	18,461	18,434	27
Technology	3-10	10,710	3,814	6,896
Distribution contracts	10	8,325	5,402	2,923
Other	3-10	6,257	5,096	1,161

		$315,691	$77,328	$238,363

Unamortizable Intangible Assets
Trade name				$293,400
Publishing contracts				21,336

				$314,736

Total intangible assets				$553,099

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 39 weeks ended January 26, 2013	$16,176
For the 39 weeks ended January 28, 2012	$12,980

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Estimated Amortization Expense:
(12 months ending on or about April 30)
2013	$21,031
2014	$18,861
2015	$15,029
2016	$11,508
2017	$10,878

On October 17, 2011, the Company finalized the purchase of certain intellectual property assets from the Borders Group, Inc. Chapter 11 Bankruptcy for $14,528 including acquisition related fees. These intellectual property assets include a customer list, trade names and URLs. The Company accounted for the transaction as an asset purchase, and these assets are included on its consolidated balance sheet as Intangible Assets. The intangible assets are being amortized on an accelerated basis over a three-year period, commencing October 17, 2011. Amortization expense related to the acquisition for the 39 weeks ended January 26, 2013 was $4,237.

The changes in the carrying amount of goodwill by segment for the 39 weeks ended January 26, 2013 are as follows:

	B&N Retail	B&N College	NOOK	Total Company
Balance as of April 28, 2012	$225,336	274,070	20,279	$519,685
Benefit of excess tax amortization (a)	(3,321)	—	—	(3,321)
Tikatok Impairment	—	—	(1,947)	(1,947)

Balance as of January 26, 2013	$222,015	274,070	18,332	$514,417

(a)	The tax basis of goodwill arising from an acquisition during the 52 weeks ended January 29, 2005 exceeded the related basis for financial reporting purposes by approximately $96,576. In accordance with ASC 740-10-30, Accounting for Income Taxes, the Company is recognizing the tax benefits of amortizing such excess as a reduction of goodwill as it is realized on the Company’s income tax return.

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued are not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company recognized gift card breakage of $6,001 and $12,554 during the 13 weeks ended January 26, 2013 and January 28, 2012, respectively and $18,061 and $23,199 during the 39 weeks ended January 26, 2013 and January 28, 2012, respectively. The Company had gift card liabilities of $386,704 and $367,555 as of January 26, 2013 and January 28, 2012, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, obligations under a junior seller note related to the acquisition of B&N College and the Microsoft Commercial Agreement financing transaction (See Note 15). The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities, store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at January 26, 2013, January 28, 2012 and April 28, 2012:

	January 26, 2013	January 28, 2012	April 28, 2012
Deferred rent	$195,725	$230,542	$220,875
Junior seller note	127,250	150,000	150,000
Microsoft Commercial Agreement financing transaction	28,547	—	—
Other	38,503	27,749	34,190

Total long-term liabilities	$390,025	$408,291	$405,065

(10) Income Taxes

As of January 26, 2013, the Company had $17,169 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $3,874 accrued for interest and penalties, which is included in the $17,169 of unrecognized tax benefits noted above.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

The Company’s financial instruments include cash, receivables, accounts payable and preferred membership interests warrants. The fair values of cash, receivables and accounts payable approximates carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the junior seller note are consistent with comparable market debt issues. The fair value of the preferred membership interests warrants was determined using the Monte Carlo simulation method (see Note 16).

(12) Credit Facility

On April 27, 2012, the Company entered into an amendment to its existing agreement with Bank of America, N.A. entered into on April 29, 2011, as administrative agent, collateral agent and swing line lender, and other lenders in order to permit the transactions contemplated by the investment agreement among the Company, Morrison Investment Holdings, Inc., and Microsoft Corporation and to make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. On December 21, 2012, the Company entered into an amendment to its existing agreement with Bank of America, N.A. entered into on April 29, 2011, as administrative agent, collateral agent and swing line lender, and other lenders in order to permit the transactions contemplated by the investment agreement between NOOK Media LLC and a subsidiary of Pearson plc and make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. The 2011 Amended Credit Agreement, as amended and modified to date, is hereinafter referred to as the 2012 Amended Credit Facility.

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

For the 39 weeks ended January 26, 2013 and January 28, 2012

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

The Company had no outstanding debt under the 2012 Amended Credit Facility as of January 26, 2013 compared with $101,600 as of January 28, 2012. The Company had $34,567 of outstanding letters of credit under its 2012 Amended Credit Facility as of January 26, 2013 compared with $32,568 as of January 28, 2012.

(13) Stock-Based Compensation

For the 13 and 39 weeks ended January 26, 2013 and January 28, 2012, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Restricted Stock Expense	$4,078	4,279	$12,269	12,410
Restricted Stock Units Expense	758	430	2,228	1,198
Stock Option Expense	887	751	2,208	1,227

Stock-Based Compensation Expense	$5,723	5,460	$16,705	14,835

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

barnesandnoble.com llc (Barnes & Noble.com) Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $751 and $504 for the 13 weeks ended January 26, 2013 and January 28, 2012, respectively, and $2,338 and $1,608 for the 39 weeks ended January 26, 2013 and January 28, 2012, respectively.

The Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended January 26, 2013 and January 28, 2012, respectively, and $113 and $113 for the 39 weeks ended January 26, 2013 and January 28, 2012, respectively.

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

Investment Agreement

Pursuant to the agreement, Microsoft invested $300,000 in NOOK Media in exchange for 300,000 Series A Preferred interests, representing approximately 17.6% of the common membership interest in NOOK Media on an as-converted basis as of closing. Following Microsoft’s investment, the Company retained the common membership interest in NOOK Media, representing approximately 82.4% of the common membership interests in NOOK Media (after giving effect to the conversion of the Series A Preferred interests into common membership interests) as of closing. The investment agreement is classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity, net of investment fees. The temporary equity designation is due to a potential put feature after five years on the preferred membership interests. The preferred membership interests have a liquidation preference equal to the original investment.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

(16) Pearson

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89,500 of cash in NOOK Media at a post-money valuation of approximately $1,789,000 in exchange for preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of the NOOK Media subsidiary and Microsoft, which also holds preferred membership interests, owns approximately 16.8%. The preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media of approximately $1,789,000. The fair value of the preferred membership interests warrant liability was calculated using the Monte Carlo simulation approach.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

This methodology values financial derivatives whose value is dependent on an underlying total equity value by sampling random paths for the total equity value. The assumptions that are analyzed and incorporated into the model include closing date, valuation date, sales price of the preferred B shares and warrants, warrant expiration date, time to liquidity event, risk-free rate, volatility, various correlations and the probability of meeting the net sales target. Based on the Company’s analysis, the total fair value of preferred membership interests warrants as of the valuation date was $1,700 and was recorded as a noncurrent asset and a long term liability. The noncurrent asset is being amortized over the vesting period in line with its net sales target.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

(17) Tikatok Impairment Charge

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

(18) Liberty Investment

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

For the 39 weeks ended January 26, 2013 and January 28, 2012

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

The Preferred Stock does not meet the categories of ASC 480-10, Distinguishing Liabilities from Equity, and is therefore reported as temporary equity for classification purposes. The related issuance costs, which include advisory, legal and accounting fees, of $12,621 were recorded in temporary equity as a reduction of the proceeds from the Liberty investment. The Company will be required to accrete these fees on a straight-line basis as dividends over the ten-year term. This is in line with ASC 480-10-S99 for SEC registrants, which requires shares to be classified outside of permanent equity as temporary equity or mezzanine equity when there are events not solely within the control of the issuer that could trigger redemption. The Company has determined that the various embedded options did not require bifurcation from the Preferred Stock. Additionally, the Company concluded that a beneficial conversion feature did not exist as the effective conversion price was greater than the Company’s share price on the commitment date.

(19) Shareholders’ Equity

On November 17, 2009, the Board of Directors of the Company declared a dividend, payable to stockholders of record on November 27, 2009 of one right (a Right) per each share of outstanding Common Stock of the Company, par value $0.001 per share (Common Stock), to purchase 1/1000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the Preferred Stock), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement). In connection therewith, on November 17, 2009, the Company entered into a Rights Agreement, dated November 17, 2009 (as amended February 17, 2010, June 23, 2010, October 29, 2010 and August 18, 2011, the Rights Agreement) with Mellon Investor Services LLC, as Rights Agent. The Rights expired on November 17, 2012.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble that they were dropping another asserted patent – leaving a total of five asserted patents in the case. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on April 29, 2013. The District Court has not yet set a trial date in the case.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The District Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On September 21, 2012, the District Court granted Barnes & Noble, Inc. and barnesandnoble.com llc’s motion for summary judgment of non-infringement as to both of Deep9’s patents-in-suit, and entered judgment in favor of Barnes & Noble, Inc. and barnesandnoble.com llc. On October 16, 2012, Deep9 filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On December 21, 2012, Deep9 served its Brief of Appellant in the Federal Circuit. On February 15, 2013, Barnes & Noble, Inc. and barnesandnoble.com llc served their Brief of Appellees in the Federal Circuit. Deep9’s Reply Brief of Appellant in the Federal Circuit was filed on March 4, 2013. The Federal Circuit has not yet set a date for oral argument.

Technology Properties Limited et al. v. Barnes & Noble Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of Barnes & Noble, Inc.’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, Barnes & Noble filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. Barnes & Noble also asserted ten affirmative defenses. The ALJ subsequently set a procedural schedule that governs the investigation, with the following important dates: fact discovery ends on February 22, 2013; initial expert reports are due March 27, 2013; and expert discovery ends on May 1, 2013. The trial is scheduled for June 3 to June 14, 2013, with a final initial determination due by September 6, 2013, and a target date for ITC resolution of the investigation on January 6, 2014. On February 12, 2013, TPL entered into a stipulation in which it agreed that the NOOK Simple Touch, NOOK Simple Touch with GlowLight, NOOK HD, and NOOK HD+ are the only Barnes & Noble products accused of infringement in the investigation; therefore, the NOOK 1st Edition, NOOK Color, and NOOK Tablet products are no longer accused of infringement in the investigation.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company has been served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleges on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common-law claims such as claims for negligence, breach of contract and invasion of privacy, as well as statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions seek various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. The putative class action filed in California is in the process of being transferred to the United States District Court for the Northern District of Illinois, where the court has ordered it consolidated with the three putative class actions filed in that court. The plaintiffs have been ordered to file a single consolidated complaint in the case, which the Company expects will contain allegations and prayers for relief substantively similar to those previously reported. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

The Company also has received inquiries related to this matter from the Federal Trade Commission and eight state attorneys general, all of which have either been closed or have not had any recent activity, and the Company intends to cooperate with them if further activity arises. In addition, payment card companies and associations may impose fines by reason of the tampering and federal or state enforcement authorities may impose penalties or other remedies against the Company.

At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or state and federal inquiries related to this matter.

Adrea, LLC

Adrea, LLC (Adrea), a joint venture of Sony, Philips, Discovery Networks and Intertrust, has expressed its belief that the Company must enter into a license for its portfolio of patents and patent applications that Adrea considers essential to eReader technology. The Company has expressed its disagreement to Adrea, and has not entered into a license agreement. As of February 15, 2013, no legal proceedings had been initiated.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2013 and January 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The Company is investigating the allegations and claims in the complaint.

(21) Subsequent Events

On February 25, 2013, the Board of Directors of Barnes & Noble, Inc. received notice from Mr. Leonard Riggio, the Company’s founder, largest stockholder and Chairman of the Board, that Mr. Riggio plans to propose to purchase all of the assets of the retail business of the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Barnes & Noble, Inc. and subsidiaries as of January 26, 2013, and the related condensed consolidated statements of income for the three-month and nine-month periods ended January 26, 2013, and the condensed consolidated statements of cash flows for the nine-month periods then ended January 26, 2013. These financial statements are the responsibility of the Company’s management. The condensed consolidated balance sheet of the Company as of January 28, 2012, and for the three-month and nine-month periods then ended were reviewed by other accountants whose report dated March 8, 2012 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of January 26, 2013, and for the three-month and nine-month periods then ended for them to be in conformity with U.S. generally accepted accounting principles.

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

March 7, 2013

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent Events

On February 25, 2013, the Board of Directors of Barnes & Noble, Inc. received notice from Mr. Leonard Riggio, the Company’s founder, largest stockholder and Chairman of the Board, that Mr. Riggio plans to propose to purchase all of the assets of the retail business of the Company.

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility, cash received and committed in the formation of NOOK Media, LLC (NOOK Media), cash received from the Pearson strategic investment in NOOK Media and short-term vendor financing.

The Company’s cash and cash equivalents were $213.6 million as of January 26, 2013, compared with $27.4 million as of January 28, 2012. This increase is due to the formation of NOOK Media as discussed below, partially offset by changes in working capital.

On January 26, 2013, the Company had no borrowings against its $1.0 billion credit facility compared to $101.6 million in the prior year period. The Company had $34.6 million of outstanding letters of credit as of January 26, 2013 compared with $32.6 million as of January 28, 2012.

The Company has arrangements with third-party manufacturers to produce its Nook products. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments are generally made far in advance of finished product delivery. The holiday sales shortfall resulted in higher than anticipated levels of unfinished goods. As a result, the Company is in negotiations with certain vendors for purchase commitments totaling approximately $80.0 million. Based on current negotiations and product development plans, the Company has recorded a provision of $30.4 million in the third quarter for commitments which it estimates as the most likely outcome. Future charges may be required based on the final result of these negotiations as well as changes in forecasted sales.

Merchandise inventories decreased $29.9 million, or 1.7%, to $1.785 billion as of January 26, 2013, compared with $1.815 billion as of January 28, 2012. This decrease included lower trade book inventory at B&N Retail, on higher than anticipated core sales trends and improved core inventory management in the distribution centers, partially offset by an increase in inventory at B&N College related to timing of back-to-school rush and new store growth; NOOK inventories were relatively flat with the prior year. Receivables of $387.5 million at January 26, 2013 are inclusive of B&N College back-to-school rush balances due from schools, as well as NOOK holiday channel partner shipments. Prepaid expenses and other current assets increased $16.8 million, or 9.9%, to $186.3 million as of January 26, 2013, compared to $169.5 million as of January 28, 2012. This increase was primarily due to higher textbook rental inventory and higher short-term deferred taxes. Accounts Payable decreased $127.9 million, or 8.6%, to $1.361 billion as of January 26, 2013, compared to $1.489 billion as of January 28, 2012. Accounts payable was 76% and 82% of merchandise inventory as of January 26, 2013 and January 28, 2012, respectively. Accrued liabilities increased $20.5 million, or 3.8%, to $563.0 million as of January 26, 2013, compared to $542.5 million as of January 28, 2012. This increase was due to several factors, including a higher reserve for commitments for unfinished goods, deferred income (textbook rentals and member program) and general timing of expenses. Gift card liabilities of the B&N Retail segment increased $19.1 million, or 5.2%, to $386.7 million as of January 26, 2013, compared to $367.6 million as of January 28, 2012 due to increased gift card sales.

The Company’s investing activities consist principally of capital expenditures for new store construction, the maintenance of existing stores, build out of Palo Alto facility, digital initiatives and enhancements to systems and the website. Capital expenditures totaled $111.1 million and $123.5 million during the 39 weeks ended January 26, 2013 and January 28, 2012, respectively.

On April 27, 2012, the Company entered into an amendment to its existing agreement with Bank of America, N.A. entered into on April 29, 2011, as administrative agent, collateral agent and swing line lender, and other lenders in order to permit the transactions contemplated by the investment agreement among the Company, Morrison Investment Holdings, Inc. (Morrison), and Microsoft Corporation (Microsoft) and to make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. On December 21, 2012, the Company entered into an amendment to its existing agreement with Bank of America, N.A. entered into on April 29, 2011, as administrative agent, collateral agent and swing line lender, and other lenders in order to permit the transactions contemplated by the investment agreement between NOOK Media LLC and a subsidiary of Pearson plc and make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. The 2011 Amended Credit Agreement, as amended and modified to date, is hereinafter referred to as the 2012 Amended Credit Facility.

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

The 2011 Amended Credit Agreement requires Availability (as defined in the 2011 Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the 2011 Amended Credit Agreement) and (ii) $50 million. In addition, the 2011 Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, dispose of assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the 2011 Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison and Microsoft pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300 million convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The preferred membership interests have a liquidation preference equal to the original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NOOK Media would develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the commercial agreement, for each of the first three years after the launch of such application for Windows 8, these advance payments will be equal to $60.0 million per year. These advance payments will be subject to deferral under certain circumstances. Microsoft will also pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement.

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

During the third quarter, the Company received $27.5 million from Microsoft related to installments on the guaranteed advance payments to NOOK Media and payments related to assisting NOOK Media in acquiring local digital reading content and technology development.

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89.5 million of cash in NOOK Media at a post-money valuation of approximately $1.789 billion in exchange for preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of the NOOK Media subsidiary and Microsoft, which also holds preferred membership interests, owns approximately 16.8%. The preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media of approximately $1.789 billion.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

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

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities, cash received and committed in the formation of NOOK Media, short-term vendor financing and the capacity under the credit facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

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

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Textbook rentals, which primarily occur at the beginning of the semester, are being recognized over the rental period.

The NOOK business, like that of many technology companies, is impacted by the launch of new products and the promotional efforts to support those new products, as well as the traditional retail holiday selling seasonality.

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the economic downturn, increased online competition and the expanding digital market. However, the Company has benefited from reduced physical bookstore competition in the marketplace, as well as the successful execution of new merchandising strategies.

The Company derives the majority of its sales and net income from its B&N Retail and B&N College stores.

B&N Retail comparable store sales benefited as one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. (Borders), completed liquidating all of its stores under Chapter 11 of the Bankruptcy Code in early fiscal 2012. While the Company expects declining physical book trends to continue industry-wide as consumer spending shifts further online and toward digital products, it expects to be the beneficiary of further market consolidation as other non-book retailers reduce their presence in the book category. Additionally, the Company continues to experience positive trends in its Gift and Toys & Games businesses as a result of the successful execution of new merchandising strategies.

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

In the fall of 2012, the Company began selling NOOK® devices internationally, through its website and partnerships with leading retailers, as well as digital content in the U.K. The Company plans to continue to expand into additional international markets and believes that its partnership with Microsoft will help foster that expansion. Additionally, the Company believes that its newly formed partnership with Pearson will accelerate customer access to digital content by pairing Pearson’s leading expertise in online learning with NOOK’s expertise in reading technology, online commerce and customer service. The Company has made significant investments over the past three years building the valuable NOOK digital retailing platform, which has resulted in millions of digital customers buying content from Barnes & Noble. While the Company experienced disappointing NOOK device sales over the most recent holiday selling season, the Company’s digital strategy will continue to center around delivering the best digital reading, shopping and content experience in the market, while also being diligent about calibrating expenses to business trends in order to scale the business to profitability over time.

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

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. While the Company plans to open a few retail stores in new geographic markets, the Company expects to reduce the total net number of retail stores.

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

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility, cash received and committed in the formation of NOOK Media, cash received from the Pearson strategic investment in NOOK Media and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support the growth of its digital businesses.

Results of Operations

13 and 39 weeks ended January 26, 2013 compared with the 13 and 39 weeks ended January 28, 2012

Sales

The following table summarizes the Company’s sales for the 13 and 39 weeks ended January 26, 2013 and January 28, 2012:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	% Total	January 28, 2012	% Total	January 26, 2013	% Total	January 28, 2012	% Total
B&N Retail	$1,505,151	67.7%	$1,677,326	68.8%	$3,620,566	65.1%	$3,800,380	66.1%
B&N College	517,228	23.3%	525,627	21.5%	1,510,953	27.2%	1,515,771	26.4%
NOOK	315,965	14.2%	426,595	17.5%	668,287	12.0%	769,854	13.4%
Elimination	(114,399)	(5.1)%	(190,424)	(7.8)%	(237,822)	(4.3)%	(336,516)	(5.9)%

Total Sales	$2,223,945	100.0%	$2,439,124	100.0%	$5,561,984	100.0%	$5,749,489	100.0%

During the 13 weeks ended January 26, 2013, the Company’s sales decreased $215.2 million, or 8.8%, to $2.224 billion from $2.439 billion during the 13 weeks ended January 28, 2012. The decrease by segment is as follows:

•

B&N Retail sales for the 13 weeks ended January 26, 2013 decreased $172.2 million, or 10.3%, to $1.51 billion from $1.68 billion during the same period a year ago, and accounted for 67.7% of total Company sales. The decrease was attributable to a 7.3% decrease in comparable store sales, which decreased sales by $102.1 million and lower online sales, which declined by $50.0 million. Closed store sales decreased sales by $20.9 million, offset by new stores that increased sales by $3.8 million. Core comparable store sales, which exclude sales of NOOK products, decreased 2.2% as compared to the prior year. Sales of NOOK products in the Retail segment declined during the quarter due to lower unit volume. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•

B&N College sales decreased $8.4 million, or 1.6%, to $517.2 million during the 13 weeks ended January 26, 2013 from $525.6 million during the 13 weeks ended January 28, 2012. The decrease was attributable to a 5.2% decrease in comparable store sales which decreased sales by $27.9 million. The back-to-school rush season extended past the close of the Company’s third fiscal quarter, factoring in the two additional weeks in February that contributed to this year’s rush season, comparable store sales decreased 2.1% for the quarter. In addition, closed stores decreased sales by $5.1 million, offset by new stores which increased sales by $24.0 million.

•

NOOK sales decreased $110.6 million, or 25.9%, to $316.0 million during the 13 weeks ended January 26, 2013 from $426.6 million during the 13 weeks ended January 28, 2012. The decrease was due to lower device unit volume, $21.2 million of incremental channel partner returns given the holiday sales shortfall and $15.4 million of promotional allowances to optimize future sales opportunities. Digital content sales increased 6.8% during the 13 weeks ended January 26, 2013.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. Lower than last year due to lower device sales by B&N Retail.

During the 13 weeks ended January 26, 2013, B&N Retail had two store openings and 14 closings, and B&N College had four openings and no closings.

During the 39 weeks ended January 26, 2013, the Company’s sales decreased $187.5 million, or 3.3%, to $5.56 billion from $5.75 billion during the 39 weeks ended January 28, 2012. The decrease by segment is as follows:

•

B&N Retail sales for the 39 weeks ended January 26, 2013 decreased $179.8 million, or 4.7%, to $3.62 billion from $3.80 billion during the same period a year ago, and accounted for 65.1% of total Company sales. The decrease was attributable to a 1.9% decrease in comparable store sales, which decreased sales by $59.4 million and lower online sales, which declined by $74.0 million. Core comparable store sales, which exclude sales of NOOK products, increased 1.8% as compared to the prior year. Sales of NOOK products in the Retail segment declined due to lower unit volume. Closed stores decreased sales by $51.4 million, offset by new stores that increased sales by $3.8 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•

B&N College sales decreased $4.8 million, or 0.3%, to $1.51 billion during the 39 weeks ended January 26, 2013 from $1.52 billion during the 39 weeks ended January 28, 2012. The decrease was attributable to a 2.3% decrease in comparable store sales which decreased sales by $56.7 million. The back-to-school rush season extended past the close of the Company’s third fiscal quarter, factoring in the two additional weeks in February that contributed to this year’s rush season, comparable store sales decreased 1.3% for the 39 weeks ended January 26, 2013. In addition closed stores also contributed to the decrease in sales by $14.5 million while new stores increased sales by $66.2 million. Sales were impacted by the continued growth of textbook rentals, which have a lower price than new or used textbooks, and a portion of rental sales are deferred over the rental period.

•

NOOK sales decreased $101.6 million, or 13.2%, to $668.3 million during the 39 weeks ended January 26, 2013 from $769.9 million during the 39 weeks ended January 28, 2012. This decrease was primarily due to lower device unit volume, $21.2 million of incremental channel partner returns given the holiday sales shortfall, and $15.4 million of promotional allowances to optimize future sales opportunities, partially offset by higher content sales. Digital content sales increased 27.9% during the 39 weeks ended January 26, 2013.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. Lower than last year due to lower device sales by B&N Retail.

During the 39 weeks ended January 26, 2013, B&N Retail had two store openings and 16 store closings, and B&N College had 40 openings and nine closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	% of Sales	January 28, 2012	% of Sales	January 26, 2013	% of Sales	January 28, 2012	% of Sales
B&N Retail	$1,004,954	66.8%	$1,158,823	69.1%	$2,490,271	68.8%	$2,680,938	70.5%
B&N College	407,547	78.8%	418,960	79.7%	1,182,008	78.2%	1,190,241	78.5%
NOOK	376,282	119.1%	398,949	93.5%	683,580	102.3%	702,788	91.3%
Elimination	(114,399)	(36.2%)	(190,424)	(44.6%)	(237,822)	(35.6%)	(336,516)	(43.7%)

Total Cost of Sales and Occupancy	$1,674,384	75.3%	$1,786,308	73.2%	$4,118,037	74.0%	$4,237,451	73.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 26, 2013, cost of sales and occupancy decreased $111.9 million, or 6.3%, to $1.674 billion from $1.786 billion during the 13 weeks ended January 28, 2012. Cost of sales and occupancy increased as a percentage of sales to 75.3% from 73.2% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 66.8% from 69.1% during the same period one year ago. This decrease was attributable to a higher mix of higher margin core products and increased vendor allowances.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 78.8% from 79.7% during the same period one year ago due to a higher mix of higher margin textbook rentals.

•

NOOK cost of sales and occupancy increased as a percentage of sales to 119.1% from 93.5% during the same period one year ago. This increase was attributable to $58.7 million of additional inventory charges, as the holiday sales shortfall resulted in higher than anticipated levels of finished and unfinished goods. Additional provisions may be required if the Company adopts more aggressive short-term promotional strategies, units turn at slower than historical paces, or permanent price markdowns accelerate. Also contributing to the increase was higher occupancy costs on increased office space in Palo Alto, CA, partially offset by a higher mix of higher margin content sales.

During the 39 weeks ended January 26, 2013, cost of sales and occupancy decreased $119.4 million, or 2.8%, to $4.118 billion from $4.237 billion during the 39 weeks ended January 28, 2012. Cost of sales and occupancy increased as a percentage of sales to 74.0% from 73.7% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 68.8% from 70.5% during the same period one year ago. This decrease was attributable to a higher mix of higher margin core products and increased vendor allowances.

•

B&N College cost of sales and occupancy decreased as a percentage of sales to 78.2% from 78.5% during the same period one year ago due to a higher mix of higher margin textbook rentals, partially offset by increases in occupancy associated with contract renewals.

•

NOOK cost of sales and occupancy increased as a percentage of sales at 102.3% versus 91.3% during the same period one year ago. This increase was attributable to $58.7 million of additional inventory charges, as the holiday sales shortfall resulted in higher than anticipated levels of finished and unfinished goods. Additional provisions may be required if the Company adopts more aggressive short-term promotional strategies, units turn at slower than historical paces, or permanent price markdowns accelerate. Also contributing to the increase was higher occupancy costs on increased office space in Palo Alto, CA, partially offset by a higher mix of higher margin content sales.

Gross Margin

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	% of Sales	January 28, 2012	% of Sales	January 26, 2013	% of Sales	January 28, 2012	% of Sales
B&N Retail	$500,197	33.2%	$518,503	30.9%	$1,130,295	31.2%	$1,119,442	29.5%
B&N College	109,681	21.2%	106,667	20.3%	328,945	21.8%	325,530	21.5%
NOOK	(60,317)	(29.9)%	27,646	11.7%	(15,293)	(3.6)%	67,066	15.5%

Total Gross Margin	$549,561	24.7%	$652,816	26.8%	$1,443,947	26.0%	$1,512,038	26.3%

The Company’s consolidated gross margin decreased $103.2 million, or 15.8%, to $549.6 million during the 13 weeks ended January 26, 2013 from $652.8 million during the 13 weeks ended January 28, 2012. This decrease was due to the matters discussed above.

The Company’s consolidated gross margin decreased $68.1 million, or 4.5%, to $1.444 billion during the 39 weeks ended January 26, 2013 from $1.512 billion during the 39 weeks ended January 28, 2012. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	% of Sales	January 28, 2012	% of Sales	January 26, 2013	% of Sales	January 28, 2012	% of Sales
B&N Retail	$288,240	19.2%	$320,913	19.1%	$815,389	22.5%	$868,067	22.8%
B&N College	75,768	14.6%	71,488	13.6%	221,277	14.6%	209,764	13.8%
NOOK	130,086	64.5%	110,469	46.8%	283,230	65.8%	251,789	58.1%

Total Selling and Administrative Expenses	$494,094	22.2%	$502,870	20.6%	$1,319,896	23.7%	$1,329,620	23.1%

Selling and administrative expenses decreased $8.8 million, or 1.7%, to $494.1 million during the 13 weeks ended January 26, 2013 from $502.9 million during the 13 weeks ended January 28, 2012. Selling and administrative expenses increased as a percentage of sales to 22.2% from 20.6% during the same period one year ago. The increase as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased slightly as a percentage of sales to 19.2% from 19.1% during the same period one year ago.

•

B&N College selling and administrative expenses increased as a percentage of sales to 14.6% from 13.6% during the same period one year ago due to new stores and increased expenses for digital higher education initiatives.

•

NOOK selling and administrative expenses increased as a percentage of sales to 64.5% from 46.8% during the same period one year ago due to deleveraging on decreased sales, higher advertising costs and increased costs to support international expansion expenses.

Selling and administrative expenses decreased $9.7 million, or 0.7%, to $1.32 billion during the 39 weeks ended January 26, 2013 from $1.33 billion during the 39 weeks ended January 28, 2012. Selling and administrative expenses increased as a percentage of sales to 23.7% from 23.1% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail selling and administrative expenses decreased as a percentage of sales to 22.5% from 22.8% during the same period one year ago. This decrease was due to lower legal fees and lower store impairment charges.

•

B&N College selling and administrative expenses increased as a percentage of sales to 14.6% from 13.8% during the same period one year ago due to new stores and increased expenses for digital higher education initiatives.

•

NOOK selling and administrative expenses increased as a percentage of sales to 65.8% from 58.1% during the same period one year ago due to deleveraging on decreased sales, higher advertising costs and increased costs to support international expansion.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	% of Sales	January 28, 2012	% of Sales	January 26, 2013	% of Sales	January 28, 2012	% of Sales
B&N Retail	$35,107	2.3%	$42,467	2.5%	$115,029	3.2%	$122,510	3.2%
B&N College	11,479	2.2%	11,485	2.2%	35,053	2.3%	33,760	2.2%
NOOK	9,175	4.6%	6,321	2.7%	21,327	5.0%	17,429	4.0%

Total Depreciation and Amortization	$55,761	2.5%	$60,273	2.5%	$171,409	3.1%	$173,699	3.0%

During the 13 weeks ended January 26, 2013, depreciation and amortization decreased $4.5 million, or 7.5%, to $55.8 million from $60.3 million during the same period one year ago. This decrease was primarily attributable to store closings and fully depreciated assets, partially offset by additional capital expenditures.

During the 39 weeks ended January 26, 2013, depreciation and amortization decreased $2.3 million, or 1.3%, to $171.4 million from $173.7 million during the same period one year ago. This decrease was primarily attributable to store closings and fully depreciated assets, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	% of Sales	January 28, 2012	% of Sales	January 26, 2013	% of Sales	January 28, 2012	% of Sales
B&N Retail	$176,850	11.7%	$155,123	9.2%	$199,877	5.5%	$128,865	3.4%
B&N College	22,434	4.3%	23,694	4.5%	72,615	4.8%	82,006	5.4%
NOOK	(199,578)	(99.0)%	(89,144)	(37.7)%	(319,850)	(74.3)%	(202,152)	(46.6)%

Total Operating Profit (Loss)	$(294)	(0.0)%	$89,673	3.7%	$(47,358)	(0.9)%	$8,719	0.2%

The Company’s consolidated operating profit (loss) decreased $90.0 million, or 100.3%, to an operating loss of $0.3 million during the 13 weeks ended January 26, 2013 from an operating profit of $89.7 million during the 13 weeks ended January 28, 2012. This decrease was due to the matters discussed above.

The Company’s consolidated operating profit (loss) decreased $56.1 million, to a loss of $47.4 million during the 39 weeks ended January 26, 2013 from a profit of $8.7 million during the 39 weeks ended January 28, 2012. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 26, 2013	January 28, 2012	% of Change	January 26, 2013	January 28, 2012	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$8,772	$8,773	(0.0)%	$25,835	$26,675	(3.1)%

Net interest expense and amortization of deferred financing fees remained relatively flat at $8.8 million during the 13 weeks ended January 26, 2013 from the same period one year ago. Net interest expense and amortization of deferred financing fees during the 13 weeks ended January 26, 2013 includes $1.1 million of interest related to the Microsoft Commercial Agreement financing transaction. Excluding this interest, the decrease was attributable to lower average borrowings partially offset by higher average borrowing rates.

Net interest expense and amortization of deferred financing fees decreased $0.8 million to $25.8 million during the 39 weeks ended January 26, 2013 from $26.7 million during the 39 weeks ended January 28, 2012. Net interest expense and amortization of deferred financing fees during the 39 weeks ended January 26, 2013 includes $1.1 million of interest related to the Microsoft Commercial Agreement financing transaction. Excluding this interest, the decrease was attributable to lower average borrowings partially offset by higher average borrowing rates.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2013	Effective Rate	January 28, 2012	Effective Rate	January 26, 2013	Effective Rate	January 28, 2012	Effective Rate
Income Taxes	$(3,008)	33.2%	$28,869	35.7%	$(25,580)	34.9%	$(6,818)	38.0%

The Company had an income tax benefit of $(3.1) million during the 13 weeks ended January 26, 2013 compared with an income tax provision of $28.9 million during the 13 weeks ended January 28, 2012. The Company’s effective tax rate was 33.2% and 35.7% for the 13 weeks ended January 26, 2013 and January 28, 2012, respectively.

The Company had an income tax benefit of $(25.6) million during the 39 weeks ended January 26, 2013 compared with an income tax benefit of $(6.8) million during the 39 weeks ended January 28, 2012. The Company’s effective tax rate was 34.9% and 38.0% for the 39 weeks ended January 26, 2013 and January 28, 2012, respectively.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis. As part of this evaluation the Company reviews all evidence both positive and negative to determine if a valuation allowance is needed. At the end of the quarter the Company was in a cumulative loss position but this negative evidence was outweighed by the positive evidence available and no valuation allowance, other than those previously recorded against particular deferred assets, is recorded. The Company’s review of positive evidence included the review of feasible tax planning strategies that may be implemented and the reversal of temporary items. The Company will monitor the need for the additional valuation allowance at each quarter in the future and if the negative evidence outweighs the positive evidence an allowance will be recorded.

Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net Income (Loss)	$(6,058)	$52,031	$(47,613)	$(11,138)

As a result of the factors discussed above, the Company reported consolidated net loss of $(6.1) million during the 13 weeks ended January 26, 2013, compared with consolidated net income of $52.0 million during the 13 weeks ended January 28, 2012.

As a result of the factors discussed above, the Company reported consolidated net loss of $(47.6) million during the 39 weeks ended January 26, 2013, compared with consolidated net loss of $(11.1) million during the 39 weeks ended January 28, 2012.

Critical Accounting Policies

During the third quarter of fiscal 2013, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012 for additional information relating to the Company’s use of estimates and other critical accounting policies.

Additional Information

In fiscal 2013, the Board of Directors of the Company approved stock ownership guidelines for all directors as recommended by the Compensation Committee of the Board, at a level of three times the annual board cash retainer. Pursuant to these guidelines any individual director would need to be in compliance with this requirement the latter of three years from: (a) a director joining the Board or (b) December 12, 2012. Both vested and unvested stock and restricted stock units that are beneficially owned by a director would count toward the requirement. Additionally, in fiscal 2013, the Board of Directors approved the adoption of an Insider Trading Policy that reaffirmed the Company’s commitment to comply with insider trading laws, and contained a number of protections and mechanisms to implement that commitment. For example, these included such mechanisms as blackout periods for certain covered individuals, preclearance of trades by Board members and certain employees, and a prohibition on short sales, buying or selling puts, calls or derivatives, and pledges and margin accounts by certain individuals (except as may be approved by the Audit Committee). The foregoing is a description of these guidelines and policies as of the date hereof and the Company reserves the right to modify or revoke, or grant exceptions from, these guidelines and policies and disclaims any obligation to disclose any such modification, revocation or exception.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements.

Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for the Company’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in the Company’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that the expected sales lift from Borders’ store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of the Company’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of the Company’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the business resulting from the review of a potential separation of the NOOK digital business, the risk that the transactions with Microsoft and Pearson do not achieve the expected benefits for the parties including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that any subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media or other separation of the Company’s businesses results in adverse impacts on the Company or NOOK Media (including as a result of termination of agreements and other adverse impacts), the potential impact on the Company’s retail business of any separation, the potential tax consequences for the Company and its shareholders of a subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media or other separation of the Company’s businesses, the risk that the international expansion contemplated by the relationship with Microsoft or otherwise is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the costs and disruptions arising out of any such separation of the NOOK digital and College businesses or other separation of the Company’s businesses, the risk that Barnes & Noble may not recoup its investments in the NOOK digital business as part of any separation transaction, the risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K and Form 10-K/A, and in Barnes & Noble’s other filings made hereafter from time to time with the Securities and Exchange Commission. Our forward looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK e-reader and content in countries outside the United States: the Company may not be successful in reaching agreements with international companies, the terms of agreements that the Company reaches may not be advantageous to the Company, the Company’s NOOK device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 26, 2013, the Company’s cash and cash equivalents totaled approximately $213.6 million.

Additionally, the Company may from time to time borrow money under the 2011 Amended Credit Facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the 2011 Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $0 and $101.6 million in borrowings under its credit facility at January 26, 2013 and January 28, 2012, respectively.

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

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California, Case No. 11-CV-2709 EMC. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble,

Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble that they were dropping another asserted patent – leaving a total of five asserted patents in the case. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on April 29, 2013. The District Court has not yet set a trial date in the case.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California, County of Orange against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration.

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The

complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The District Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On September 21, 2012, the District Court granted Barnes & Noble, Inc. and barnesandnoble.com llc’s motion for summary judgment of non-infringement as to both of Deep9’s patents-in-suit, and entered judgment in favor of Barnes & Noble, Inc. and barnesandnoble.com llc. On October 16, 2012, Deep9 filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On December 21, 2012, Deep9 served its Brief of Appellant in the Federal Circuit. On February 15, 2013, Barnes & Noble, Inc. and barnesandnoble.com llc served their Brief of Appellees in the Federal Circuit. Deep9’s Reply Brief of Appellant in the Federal Circuit was filed on March 4, 2013. The Federal Circuit has not yet set a date for oral argument.

Technology Properties Limited et al. v. Barnes & Noble Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of Barnes & Noble, Inc.’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, Barnes & Noble filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. Barnes & Noble also asserted ten affirmative defenses. The ALJ subsequently set a procedural schedule that governs the investigation, with the following important dates: fact discovery ends on February 22, 2013; initial expert reports are due March 27, 2013; and expert discovery ends on May 1, 2013. The trial is scheduled for June 3 to June 14, 2013, with a final initial determination due by September 6, 2013, and a target date for ITC resolution of the investigation on January 6, 2014. On February 12, 2013, TPL entered into a stipulation in which it agreed that the NOOK Simple Touch, NOOK Simple Touch with GlowLight, NOOK HD, and NOOK HD+ are the only Barnes & Noble products accused of infringement in the investigation; therefore, the NOOK 1st Edition, NOOK Color, and NOOK Tablet products are no longer accused of infringement in the investigation.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company has been served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleges on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common-law claims such as claims for negligence, breach of contract and invasion of privacy, as well as statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions seek various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. The putative class action filed in California is in the process of being transferred to the United States District Court for the Northern District of Illinois, where the court has ordered it consolidated with the three putative class actions filed in that court. The plaintiffs have been ordered to file a single consolidated complaint in the case, which the Company expects will contain allegations and prayers for relief substantively similar to those previously reported. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

The Company also has received inquiries related to this matter from the Federal Trade Commission and eight state attorneys general, all of which have either been closed or have not had any recent activity, and the Company intends to cooperate with them if further activity arises. In addition, payment card companies and associations may impose fines by reason of the tampering and federal or state enforcement authorities may impose penalties or other remedies against the Company.

At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or state and federal inquiries related to this matter.

Adrea, LLC

Adrea, LLC (Adrea), a joint venture of Sony, Philips, Discovery Networks and Intertrust, has expressed its belief that the Company must enter into a license for its portfolio of patents and patent applications that Adrea considers essential to eReader technology. The Company has expressed its disagreement to Adrea, and has not entered into a license agreement. As of February 15, 2013, no legal proceedings had been initiated.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The Company is investigating the allegations and claims in the complaint.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 28, 2012 – November 26, 2012	5,491	$16.78	—	$2,470,561
November 27, 2012 – December 26, 2012	2,109	$14.35	—	$2,470,561
December 27, 2012 – January 26, 2013	1,057	$14.22	—	$2,470,561

Total	8,657	$15.88	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of January 26, 2013.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 26, 2013, the Company has repurchased 33,810,264 shares at a cost of approximately $1.06 billion. The repurchased shares are held in treasury.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012.

10.2	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013.

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/S/ MICHAEL P. HUSEBY
Michael P. Huseby
Chief Financial Officer
(principal financial officer)

By:	/S/ ALLEN LINDSTROM
Allen Lindstrom
Vice President, Corporate Controller
(principal accounting officer)

March 7, 2013

EXHIBIT INDEX

10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012.

10.2	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013.

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document