Form 10-K
period 2013-04-27
BARNES & NOBLE INC
filed 2013-07-29
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $611,254,527 based upon the closing market price of $14.85 per share of Common Stock on the New York Stock Exchange as of October 29, 2012.

As of May 31, 2013, 59,702,169 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 282,735 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 27, 2013 are incorporated by reference into Parts II and IV.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to Barnes & Noble that are based on the beliefs of the management of Barnes & Noble as well as assumptions made by and information currently available to the management of Barnes & Noble. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to Barnes & Noble or the management of Barnes & Noble, identify forward-looking statements. Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with reducing the extent of internal manufacturing and design of devices, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that the expected sales lift from Borders’ store closures is not achieved in whole or part, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the performance and successful integration of acquired businesses, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the business resulting from the review of a potential separation of the NOOK digital business, the risk that the transactions with Microsoft Corporation (Microsoft) and Pearson plc do not achieve the expected benefits for the parties including the risk that NOOK Media LLC’s (NOOK Media) applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that any subsequent spin-off, split-off or other disposition by Barnes & Noble of its interest in NOOK Media or other separation of Barnes & Noble’s businesses results in adverse impacts on Barnes & Noble or NOOK Media (including as a result of termination of agreements and other adverse impacts), the potential impact on Barnes & Noble’s retail business of any separation, the potential tax consequences for Barnes & Noble and its shareholders of a subsequent spin-off, split-off or other disposition by Barnes & Noble of its interest in NOOK Media or other separation of Barnes & Noble’s businesses, the risk that the international expansion contemplated by the relationship with Microsoft or otherwise is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the costs and disruptions arising out of any such separation of the NOOK digital and College businesses or other separation of Barnes & Noble’s businesses, the risk that Barnes & Noble may not recoup its investments in the NOOK digital business as part of any separation transaction, the risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” and in Barnes & Noble’s other filings made hereafter from time to time with the SEC. Our forward looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK® e-reader and content in countries outside the United States: we may not be successful in reaching agreements with international companies, the terms of agreements that we reach may not be advantageous to us, our NOOK® device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to Barnes & Noble or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Barnes & Noble undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 is a leading content, commerce and technology company providing customers easy and convenient access to books, magazines, newspapers and other content across its multi-channel distribution platform. As of April 27, 2013, the Company operates 1,361 bookstores in 50 states, including 686 bookstores on college campuses, operates one of the Web’s largest eCommerce sites and develops digital reading products and operates one of the largest digital bookstores. Given the dynamic nature of the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership in selling content to drive sales across its multiple channels.

Of the 1,361 bookstores, 675 operate primarily under the Barnes & Noble Booksellers trade name. Barnes & Noble College Booksellers, LLC (B&N College) operates 686 college bookstores at colleges and universities across the United States. Barnes & Noble Retail (B&N Retail) operates the 675 retail bookstores. Retail also includes the Company’s eCommerce site and Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption through the web, NOOK® reading devices and reading software for iOS, Android and Windows 8. The Company employed approximately 34,000 full and part-time employees as of April 27, 2013.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, textbooks and course-related materials, NOOK®2 and related accessories, bargain books, magazines, gifts, emblematic apparel and gifts, school and dorm supplies, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on barnesandnoble.com. The Company also offers a textbook rental option to its customers, electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). The Company offers its customers a full suite of textbook options—new, used, digital and rental.

To address dynamic changes in the book selling industry, Barnes & Noble has been transforming its business from a store-based model to a multi-channel model centered on its retail stores, Internet and digital commerce. The Company offers readers the option of store visits, eCommerce, and digital delivery of books to devices of their choosing, including the award winning NOOK® eReaders.

[1]	Based upon sales reported in trade publications and public filings.
[2]

Any reference to NOOK® include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™, NOOK Simple Touch with GlowLight™, NOOK® HD and NOOK® HD+ eReader devices, and each of which includes the trademark symbol (® or ™, as applicable) even if a trademark symbol is not included.

Barnes & Noble’s strategy is to:

•	utilize the strong Barnes & Noble brand and retail footprint to attract customers to its multi-channel platform;

•	expand its distribution channels through strategic partnerships with world-class hardware and software companies and retail partners;

•	drive content sales through the web, NOOK® Readers and 3rd party devices;

•	use its infrastructure to deliver digital content to customers; and

•	continue to grow campus partnerships including store locations and students served while continuing its investment in the digital higher education business

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is the Company’s website, barnesandnoble.com.

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison Investment Holdings, Inc. (Morrison) and Microsoft Corporation (Microsoft) pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The convertible preferred membership interests have a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, whereby, among other things, NOOK Media has developed and distributed a Windows 8 application for e-reading and digital content purchases, and has entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the commercial agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and will continue to receive advance payments of $60.0 million per year from Microsoft. These advance payments are subject to deferral under certain circumstances. Microsoft has paid and is obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89.5 million of cash in NOOK Media at a post-money valuation of approximately $1.789 billion in exchange for convertible preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of NOOK Media and Microsoft, which holds convertible preferred membership interests, owns approximately 16.8%. The convertible preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media of approximately $1.789 billion.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204.0 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock, based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances.

The Company was incorporated in Delaware in 1986.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company has three operating segments: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 675 bookstores as of April 27, 2013, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2013, the Company reduced the Barnes & Noble store base by 0.3 million square feet, bringing the total square footage to 17.7 million square feet, a 1.7% decrease from fiscal 2012. The Company opened two new Barnes & Noble stores in fiscal 2013, which total 49,000 square feet in size.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 27, 2013, Barnes & Noble had stores in 162 of the total 210 Designated Market Area markets. In 67 of the 162 markets, the Company has only one Barnes & Noble store.

The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 21,000 to 170,000 titles. The comprehensive title selection is diverse and reflects local interests. Bestsellers typically represent between 2% and 5% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at barnesandnoble.com while offering an option to have the book sent to the store or shipped directly to the customer. The website additionally allows customers to purchase over three million eBooks, newspapers and magazines. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

NOOK® Boutique/Counter. The Company is utilizing its traditional retail bookstores to promote NOOK® via NOOK counters, NOOK Boutiques™ and NOOK Digital Shops™ within the bookstores. These dedicated areas provide customers the ability to see, feel and experiment with NOOK®, speak to knowledgeable booksellers, NOOKsellers and receive pre- and post-sales customer support. The Company offers NOOK® owners Always Free NOOK Support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. The Retail bookstores also offer NOOK Book Two-for-One Weekends, a special, in-store only, ‘Buy One Get One Free’ offer on a select list of popular and bestselling eBooks. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include NOOK® HD, NOOK® HD+, NOOK Simple Touch™ and NOOK Simple Touch with GlowLight™. NOOK expanded its extensive catalog of reading and entertainment with Google Play on NOOK® HD and NOOK® HD+. NOOK® customers using NOOK® HD and NOOK® HD+ can enjoy the best in reading and entertainment with access to one of the world’s largest digital reading content catalogs, more than 700,000 Android apps and games, millions of songs, thousands of movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. The NOOK® devices have also opened up an additional market for NOOK® related accessories such as stands, covers, lights and other items. The Company is collaborating with top designers such as Jonathan Adler, Kate Spade, Jack Spade and Legendary Palm Beach Design House Lilly Pulitzer® to further personalize customers reading experience.

Educational Toys & Games Department. Barnes & Noble stores have expanded the educational toys & games and adult games & puzzles departments both in stores and online. The Company has also created the “ultimate playroom” for children with the rollout of 2,500 square foot boutiques in select stores. The department has implemented a program that enhances ease and appropriateness of product choice for consumers by designating products to specific age groupings based on development milestones. This strategy is complemented by the launch of B&N Kids’ Expert Circle on barnesandnoble.com. The program is meant to serve as a trusted resource for parents and educators by partnering with experts in the fields of literacy, arts and educations, child development and pediatric medicine, who will share advice and parenting tips and offer book and toy suggestions on B&N Kids.

Music/DVD/BluRay Departments. Many of the Barnes & Noble stores have music/DVD/BluRay departments, which range in size from 1,000 to 5,000 square feet. The music/DVD/BluRay departments typically stock over 14,000 titles. The Company’s DVD and BluRay selection focuses on current and classic movies, documentaries, episodic and British TV shows and foreign films. The music selection is tailored to the tastes of the Company’s core customers, centering on classical music, jazz, pop rock and show tunes.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers and 20% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. barnesandnoble.com also utilizes a competitive model that includes everyday low pricing as well as various promotional offerings designed for members and non-members alike and enables the Company to offer better value to its customers.

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

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 21,000 to 170,000 unique titles, of which approximately 28,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. BookMaster, the Company’s proprietary inventory management database, has more than 14 million titles. It includes approximately 4.1 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, BookMaster allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of the Company’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

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

Another example of a multi-channel initiative is the Barnes & Noble MasterCard®, an affinity credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard® receive an additional 5% rebate for all purchases made in Barnes & Noble stores or at barnesandnoble.com. In addition, points are accumulated for purchases made elsewhere, and are redeemed for Barnes & Noble gift cards which can be used for purchases in either channel. The Company believes that its website complements its bookstores in many ways. It not only serves as a marketing tool, it offers convenient shopping alternatives for its customers. Customers can reserve products online and pick them up in store, as well as order products online while in the store and have them ship directly to their home.

Store Locations and Properties. The Company’s experienced real estate personnel select sites for new Barnes & Noble stores after an extensive review of demographic data and other information relating to market potential, bookstore visibility and access, available parking, surrounding businesses, compatible nearby tenants, competition and the location of other Barnes & Noble stores. Most stores are located in high-visibility areas adjacent to main traffic corridors in strip shopping centers, freestanding buildings and regional shopping malls. The real estate personnel continue to focus on renegotiating leases as they expire.

The B&N Retail segment includes 675 bookstores as of April 27, 2013, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state and the District of Columbia as of April 27, 2013 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	13
Alaska	2	Montana	4
Arizona	18	Nebraska	4
Arkansas	5	Nevada	4
California	77	New Hampshire	4
Colorado	16	New Jersey	24
Connecticut	13	New Mexico	3
Delaware	2	New York	43
District of Columbia	1	North Carolina	21
Florida	43	North Dakota	3
Georgia	20	Ohio	19
Hawaii	3	Oklahoma	5
Idaho	3	Oregon	7
Illinois	29	Pennsylvania	26
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	11
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	53
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	18	Virginia	25
Michigan	21	Washington	18
Minnesota	20	West Virginia	1
Mississippi	3	Wisconsin	11
		Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games and history & current affairs, as well as a large children’s line. Sterling with a solid backlist and robust value publishing program, has a 13,000+ title base of eBooks and print books. In addition, Sterling also distributes approximately 1,300 titles on behalf of client publishers.

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

Each Barnes & Noble store generally employs a store manager, two assistant store managers, two merchandise managers, a café manager, a receiving manager and approximately 40 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill new positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

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

Purchasing

Barnes & Noble’s buyers negotiate terms, discounts and cooperative advertising allowances with publishers and other suppliers for barnesandnoble.com and all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has buyers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company’s B&N Retail segment purchases physical books on a regular basis from over 800 publishers and over 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 55% of the B&N Retail’s book purchases during fiscal 2013, and no single supplier accounted for more than 17% of B&N Retail’s purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

As of April 27, 2013, the Company has approximately 1,975,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has approximately 230,000 square feet of distribution center capacity for facilitating sales by Sterling Publishing to third parties.

Information Technologies

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 27, 2013, the B&N Retail segment had approximately 28,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions, with the exception of 37 employees, and the Company believes that its relationship with its employees is generally excellent.

B&N College

As of April 27, 2013, B&N College operated 686 stores nationwide. B&N College’s customer base can purchase various items from their campus stores, including textbooks and course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, convenience and café items and more recently textbook rentals. B&N College provides extensive textbook rental options to its customers and has expanded its electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). A significant number of textbooks are now available in multiple formats: new, used, rental and digital (rental and ownership), resulting in improved choice and substantial student savings.

B&N College operates 651 traditional college bookstores and 35 academic superstores, which are generally larger in size, offer cafés and provide a sense of community that engages the surrounding campus and local communities in college activities and culture. The traditional bookstores range in size from 500 to 48,000 square feet. The academic superstores range in size from 8,000 to 75,000 square feet.

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

Marketing. B&N College builds relationships with students from their acceptance letter and forward throughout their enrollment. By leveraging email and social media marketing channels that are relevant to students, B&N College engages and promotes its bookstore offerings and benefits and promotions to drive traffic and sales. To reach its target customers, B&N College uses dynamic digital marketing strategies, both through email and social media, fully customized to the individual school brand, focused on customer acquisition, engagement and driving traffic and sales, both in store and online. These campaigns celebrate and support the lifecycle of students from freshman through Alumni, and drive awareness and loyalty for back to school, holiday, graduation, homecoming, game day and monthly general merchandise promotions. B&N College also offers NOOK Study™, a software solution for higher education.

B&N College utilizes a social commerce platform which integrates the social networking features of approximately 600 campus bookstore Facebook pages with its eCommerce website. This creates a seamless social shopping experience and expands the Company’s social media and communication capabilities. B&N College also integrates this tool in its marketing, communications, and customer service initiatives.

B&N College leverages its advanced online bookstore platform to simplify the purchasing experience for its customers and drive textbook sales. B&N College’s Registration Integration™ service enables students to reserve and order textbooks online at the time they enroll in a course. Over 35% of our stores actively utilize Registration Integration.

Store Locations

Traditional Bookstores. As of April 27, 2013, B&N College operated 651 bookstores in its traditional format, including state universities, private universities and community colleges. The typical B&N College bookstore is located on campus in a location convenient to students and faculty. These bookstores range in size from 500 to 48,000 square feet.

Academic Superstores. As of April 27, 2013, B&N College operated 35 B&N College academic superstores at select major campuses, such as the University of Pennsylvania, Yale University, the College of William and Mary, Boston University, DePaul University, Vanderbilt University, and Georgia Institute of Technology. B&N College academic superstores offer universities an exciting establishment on their campuses and further enable B&N College to differentiate itself. B&N College academic superstores, which range in size from 8,000 to 75,000 square feet, include a café, and carry a large selection of course-required textbooks, supplies, emblematic clothing and gifts, and trade and reference books. B&N College academic superstores are positioned in locations that attract customers from the neighborhood community as well as students and faculty from the university. They are open extended hours and have ongoing events such as author signings. These stores differ from traditional format B&N College stores since the majority have a customer base that includes the general public and sales which are less dependent on course-required materials.

B&N College maintains individual customized websites for the bookstores it manages. Students can choose to shop in the comfortable and inviting atmosphere of B&N College’s bookstores, or they can opt to go to the virtual bookstore for their collegiate needs. Designed to appeal to faculty, students, alumni and parents, the sites feature both services and eCommerce options. Services include faculty and author profiles, calendars of events and general store operating policies. eCommerce options include a full college shopping experience, from online textbook ordering and school specific merchandise to general reading.

The number of B&N College stores located in each state listed below and the District of Columbia as of April 27, 2013, is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	17	Missouri	8
Arizona	9	Nevada	1
Arkansas	8	New Hampshire	5
California	34	New Jersey	18
Colorado	3	New Mexico	7
Connecticut	7	New York	70
Delaware	2	North Carolina	23
District of Columbia	2	North Dakota	1
Florida	35	Ohio	29
Georgia	13	Oklahoma	5
Idaho	1	Oregon	4
Illinois	20	Pennsylvania	62
Indiana	14	Rhode Island	3
Iowa	6	South Carolina	14
Kansas	2	South Dakota	2
Kentucky	32	Tennessee	12
Louisiana	11	Texas	64
Maryland	20	Virginia	21
Massachusetts	29	Washington	14
Michigan	25	West Virginia	12
Minnesota	6	Wisconsin	6
Mississippi	9

Operations

B&N College has seasoned management teams for its college bookstores, including those for marketing to prospective new accounts, merchandising and store operations. Field management includes territory vice presidents and regional managers supervising multiple store locations.

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

Field management for all B&N College stores, including territory vice presidents, regional managers and store managers, participate in an incentive program tied to store productivity. B&N College believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

B&N College has in-store training programs providing specific information needed for success at each level, beginning with the entry-level bookseller position. Store managers participate in annual sales and leadership conferences, and regional managers participate in at least semi-annual sales and leadership conferences. Store and regional managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by B&N College. The Company utilizes a blended learning approach, including on-the job training, e-Learning, facilitator-led training and training aids available at each bookstore.

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

Competition

Approximately 50% of college bookstores are operated by the educational institutions themselves. Follett Corporation, a contract operator of campus bookstores, Nebraska Book Company, a contract operator of on-campus and off-campus bookstores, Amazon.com, and Chegg.com, an online textbook rental company, compete directly with B&N College. In addition, publishers are increasing efforts to sell directly to students and technology companies like Apple and Amazon.com are increasing their digital offerings to students. B&N College offers customers a full suite of textbook options—new, used, digital and rental.

Seasonality

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters. Revenues from textbook rentals, which primarily occur at the beginning of the semester, are recognized over the rental period.

Employees

As of April 27, 2013, B&N College had approximately 5,100 full- and part-time employees. B&N College’s employees are not represented by unions, with the exception of 30 employees, and the Company believes that its relationship with its employees is generally excellent.

NOOK

This segment includes the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories through B&N Retail, B&N College and third party distribution partners. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while reducing its existing cost structure. As part of this commitment, the Company’s intends to continue to offer the best black-and-white and color eReaders on the market, backed by quality customer service and technology support for those devices. The Company will continue to sell its existing device inventory through reduced and promotional pricing. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships.

Barnes & Noble’s NOOK digital bookstore and Reading Apps™ provide customers the ability to purchase and read their digital content and access to their Lifetime Library on a wide range of digital platforms, including Windows 8 PCs and tablets, iPad™, iPhone® , Android™ smartphones and tablets, PC and Mac®. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers can access their NOOK content from almost all of today’s most popular devices. The NOOK digital bookstore offers one of the most comprehensive catalogs of books and magazines, numbering over 3 million titles. NOOK continues to enhance its catalog and added approximately 426,000 new titles in the past year and 167,000 in the fourth quarter.

NOOK currently sells a number of different devices to satisfy customers digital needs, including media tablets NOOK® HD, NOOK® HD+, and award winning dedicated ereaders NOOK Simple Touch™ and NOOK Simple Touch with GlowLight™. These devices are designed in Palo Alto, California and to date have been sourced, manufactured and produced by the Company. NOOK® HD and NOOK® HD+ provide customers access to the millions of books and magazines in the NOOK Store, and, through Google Play, more than 700,000 Android apps and games, millions of songs, thousands of movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK Simple Touch™ and NOOK Simple Touch with GlowLight™ provide customers a simple, easy to use, intuitive eReader on an E Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. Always Free NOOK Support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable NOOKseller to receive pre- and post- customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices, Read In Store™ access, which allows owners to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. NOOK® devices also allow for digital lending of a wide selection of books through its LendMe® technology.

Third-Party Distribution Network. In addition to selling NOOK® devices through its bookstores, the Company also sells devices through other third-party retail channels. The Company’s third-party retail partners include Best Buy, Walmart, Staples, Target, Kmart, Sears, Radio Shack, Books-A-Million, OfficeMax, Fred Meyer, P.C. Richard & Son, Office Depot, Fry’s Electronics and Systemax Inc. retailers. These additional retailers expand the reach of our NOOK® devices.

International Expansion. The Company sells digital content in the U.K. directly through its NOOK devices and its nook.co.uk website. The Company plans to continue to expand into additional international markets and believes that its partnership with Microsoft will help foster that expansion. Under its partnership agreements with Microsoft, the Company previously disclosed that it expected to be in 10 international markets by June 30, 2013. While substantial progress has been made towards meeting the target expansion requirement, the Company now expects expansion into these 10 markets to be accomplished by the end of 2013.

Operations

The digital products group has knowledgeable product development and operational management teams in the areas of reading software, digital content retailing and mobile device development. Digital product management oversees product concept, software development, engineering and user experience. Operational management has historically overseen demand planning, strategic sourcing, manufacturing, return and refurbishment of hardware. The Company expects that digital product management’s role will continue to focus on eReading devices and reading platforms, while also shifting to the management of third-party partner relationships, as NOOK explores moving color tablet manufacturing functions to third-party manufacturers.

The Company’s development office in Palo Alto employs experienced engineers in the Company’s digital product area. The NOOK digital products management team is currently focused on next generation digital reading products to enhance the reading experience and help consumers discover content in new and interesting ways. The Digital Services team, which includes the Cloud and Commerce group, is responsible for maintaining and developing the NOOK’s digital bookstore service.

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

NOOK utilizes the Company’s purchasing power and its distribution centers to synergistically facilitate the purchasing and shipping of devices and accessories.

Competition

The eReader and tablet businesses are highly competitive. NOOK competes primarily on price and device functionality. The importance of price varies depending on the competitor, with some of NOOK’s competitors engaging in significant discounting and other promotional activities. NOOK competes primarily with other eReaders and tablets on functionality, consumer appeal, availability of digital content and price. NOOK competes with many online digital businesses, notably Amazon.com and Apple. Some of the Company’s competitors have substantially greater financial and other resources and may have different business strategies than NOOK does.

Seasonality

The NOOK business, like that of many technology companies, is impacted by the launch of new products and the promotional efforts to support those new products, as well as the traditional retail holiday selling seasonality.

Employees

As of April 27, 2013, NOOK had approximately 750 full-time employees. NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, NOOK®, The All-New NOOK™, The Simple Touch Reader™, NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Tablet™, Reader’s Tablet™, NOOK Simple Touch™, NOOK Simple Touch with GlowLight™, NOOK® HD, NOOK® HD+, NOOK Books™, NOOK Bookstore™, NOOK Newsstand™, NOOK Newspapers™, NOOK Digital Shop™, PubIt!™, NOOK Kids™, Read In Store™, More In Store™, NOOK Friends™, LendMe®, NOOK Boutiques™, NOOK Books en español™, NOOK Study™, Lifetime

Library™ , Registration Integration™, Text Net™, Books Etc™, Borders™, Borders Books & Music™ and borders.com™, some of which are registered or pending with the United States Patent and Trademark Office.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, including Barnes & Noble College Booksellers, LLC, (2) “Barnes & Noble” refer to Barnes & Noble, Inc. and its subsidiaries excluding Barnes & Noble College Booksellers, LLC, (3) “B&N College” refer to Barnes & Noble College Booksellers, LLC and (4) “NOOK®” refer to NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Simple Touch with GlowLight™, NOOK HD™, NOOK HD+™, and/or NOOK Tablet™ Reader, and any other NOOK branded products and devices.

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

B&N College’s sales are also affected by the overall economic environment, including as a result of reductions in funding levels at colleges and universities, although historically the effect has been less significant than in the Barnes & Noble retail stores. B&N College’s sales are also impacted by changes in enrollments at colleges and universities. Students also may spend less on textbooks and other general merchandise in a difficult economic environment. B&N College’s business is also dependent on, among other things, college and university funding, government grants and funding, which may be negatively impacted in an economic downturn. The economic downturn has adversely impacted B&N College’s business during the past fiscal year.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s core business is its operation of Barnes & Noble retail stores across the United States, and it derived over a majority of its sales from Barnes & Noble retail stores in its most recent fiscal year. Management generally believes that the Company’s retail stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and expects to close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

Increases in the complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

Increases in the complexity of the Company’s business could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions. These increases in complexity include each of the increase in the size and scope of the Company’s operations as a result of the acquisition of B&N College, the expansion of the Company’s digital strategy, the formation of NOOK Media LLC (NOOK Media) and the commercial agreements with and investments by Microsoft Corporation (Microsoft) and Pearson plc (Pearson) in NOOK Media. There can be no assurance that the Company will be able to manage increases in the complexity of its businesses effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as it employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit its growth. If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm its business.

The Company faces the risk of disruption of supplier relationships and/or supply chain and/or inventory surplus.

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2013, Barnes & Noble’s five largest suppliers accounted for approximately 46 percent of the dollar value of merchandise purchased. During fiscal 2013, B&N College’s five largest suppliers accounted for approximately 53 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, most suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, certain of our merchandise, including electronic readers, are sourced, directly or indirectly, from outside the United States, including, without limitation, from suppliers in China. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise and/or adversely affect our results of operations. Furthermore, the Barnes & Noble and B&N College businesses are each dependent on the continued supply of trade books, in the case of Barnes & Noble, and textbooks, in the case of B&N College. The publishing industry generally has suffered due, among other things, to changing consumer preferences away from the print medium and due to the difficult economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity. The Company has arrangements with third-party manufacturers. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments may be made far in advance of finished product delivery. Sales shortfalls or incorrect forecasts or estimates by the Company, may result in higher than anticipated levels of unfinished goods or finished goods inventories.

The Company’s businesses rely on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of certain key personnel of the Company.

The loss of the services of these key personnel could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers.

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

The Company’s businesses are seasonal.

The Company’s businesses are seasonal. For the Company’s businesses other than B&N College, sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. For fiscal 2013, 33% of sales and 79% of operating income of B&N Retail were generated in its third fiscal quarter. Operating results in the Company’s businesses other than B&N College depend significantly upon the holiday selling season in the third fiscal quarter. The B&N College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Less than satisfactory net sales for any fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year and may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

The Company’s results of operations may fluctuate from quarter to quarter, which could affect the Company’s business, financial condition and results of operations.

The Company’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond its control. These factors include the timing of new product releases, the level of success of the Company’s product releases, the timing of store openings or closings, the addition or termination of B&N College contracts to manage bookstores for colleges and universities, the timing of the start of college and university semesters, shifts in the timing of certain promotions and the effect of impairments on the Company’s assets. These and other factors could affect the Company’s business, financial condition and results of operations, and this makes the prediction of the Company’s financial results on a quarterly basis difficult. The Company’s quarterly financial results have been and may in the future be below the expectations of public market analysts and investors.

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

The Company’s business involves the receipt, storage, processing and transmission of personal information about customers and employees. Personal information about customers is obtained in connection with the Company’s membership programs, e-commerce operations digital media businesses as well as through retail transactions in stores operated by the Company. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. The Company’s handling and use of personal information is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes, and may be difficult to achieve. If the Company fails to comply with these laws, regulations and standards, it could be subjected to legal risk. In addition, even if the Company fully complies with all laws, regulations, and standards and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the Company’s security measures could misappropriate the Company or its users’ proprietary information and cause interruption in its operations. Any compromise of the Company’s data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in its security measures, which could harm the business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.

The Company has incurred data security breaches in the past, including the Company’s discovery in 2012 that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. This matter has given rise to putative class action litigation on behalf of customers, banks, or other card issuers, and inquiries from federal and state government agencies. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief. In addition, payment card companies and associations may impose fines by reason of the tampering and federal and state enforcement authorities may impose penalties or other remedies against the Company. At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates will limit its stockholders’ ability to influence corporate matters and may involve other risks.

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, are brothers and together are currently the beneficial owners of an aggregate of approximately 30.1% of the Company’s outstanding capital stock as of April 27, 2013, a majority of which is beneficially owned solely by Leonard Riggio. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of a note issued in connection with the acquisition of B&N College and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

In addition, Liberty Media, holds 204,000 shares of the Company’s Series J Preferred Stock (Preferred Stock), which are convertible, at the option of the holder thereof, into shares of Common Stock representing approximately 16.7% of the Common Stock outstanding as of April 27, 2013, based on the current conversion rate. The holders of the Preferred Stock vote on an as-converted basis with holders of Common Stock on manners submitted to a vote of Common Stock and have the right, voting as a separate class, to elect two directors to the board of directors of the Company, subject to reduction upon certain ownership requirements ceasing to be met. Liberty Media also has veto rights over certain matters relating to the Company and its subsidiaries and certain rights upon a change of control of the Company.

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

Changes in sales and other tax collection regulations or inability of the Company to utilize tax credits or assets, could harm the Company’s businesses or financial performance.

Barnes & Noble and B&N College collected sales tax on the majority of the products and services that they sold in their respective prior fiscal years that were subject to sales tax, and they generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere herein reflect management’s best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, there can be no assurance that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, the Company’s businesses may be subject to claims for not collecting sales tax on the products and services it currently sells for which sales tax is not collected. There is a risk that existing tax credits and tax assets may not be utilized or may expire.

The Company’s announced evaluation of strategic exploratory work may result in the sale of the NOOK digital business or other strategic transaction.

On January 5, 2012, the Company announced that it was pursuing strategic exploratory work to separate the NOOK business in order to capitalize on its rapid growth and its favorable leadership position in the expanding market for digital content. On October 4, 2012, the Company closed a strategic partnership with Microsoft that involved an investment by Microsoft in NOOK Media, comprised of the NOOK business and B&N College and a commercial agreement between NOOK Media and Microsoft. Additionally, on January 22, 2013, the Company closed a strategic investment by a subsidiary of Pearson in NOOK Media. The Company continues to explore all alternatives for a strategic separation of NOOK Media from the remainder of the Company’s businesses and whether such separation would create shareholder value. However, there can be no assurance that the review will result in a strategic separation or the creation of a stand-alone public company, and there is no timetable for this review. There is the potential for various adverse impacts on the Company and its businesses as a result of this partnership, including, without limitation, the risk that any spin-off, split-off or other disposition by the Company of its interest in NOOK Media or other separation of the Company’s businesses, are not able to be implemented, the risk that the transactions do not achieve the expected benefits for the parties including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risk that the separation of NOOK and B&N College or any subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media or other separation of the Company’s businesses results in adverse impacts on the Company or NOOK Media (including as a result of termination of agreements and other adverse impacts), the potential impact on B&N Retail of separation, the potential tax consequences for the Company and its shareholders of a subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media or other separation of the Company’s businesses, the risk that the international expansion contemplated by the relationship is not successful, the risk that NOOK Media is not able to perform its obligations under the commercial agreement, including with respect to the development of applications and international expansion, and the consequences thereof, the costs and disruptions arising out of any such separation, the risk that the Company may not recoup its investments in the NOOK digital business as part of any separation transaction, and risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts. Moreover, the form or nature of any such separation or any other transaction which may arise out of such partnership may have an adverse impact on the Company’s operations and stock price.

The Company’s classified board of directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third party to acquire control of the Company. This could have a negative effect on the price of the Company’s common stock.

The Company has a classified board of directors and other takeover defenses in its certificate of incorporation and by-laws. These defenses could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These deterrents could adversely affect the price of the Company’s common stock and make it difficult to remove or replace members of the Board of Directors or management of the Company. The Company’s previous shareholder rights plan expired on November 17, 2012 and was not replaced. The Board may, subject to its fiduciary duties under applicable law, choose to implement a shareholder rights plan in the future.

Barnes & Noble’s business is subject to the risks of international operations.

Barnes & Noble, which has historically limited its operations to the United States, has begun to conduct operations internationally, including in China. There is no assurance that any investment by Barnes & Noble to expand its operations internationally will be successful.

In particular, the Company has announced that it is in discussions with strategic partners including publishers, retailers and technology companies in international markets that may lead to expansion of the NOOK business abroad. In addition, NOOK Media has certain obligations under its commercial agreement with Microsoft regarding international expansion of the NOOK digital business in multiple jurisdictions outside the United States. There can be no assurances that the Company will actually be successful in reaching agreements with these partners. Moreover, the terms of any agreements that are reached may not be advantageous to the Company. The NOOK® device may require technological changes to comply with applicable foreign laws. It also may not be accepted in a particular marketplace where other companies may have already entered with products that have achieved some customer acceptance.

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

Substantially all of Barnes & Noble’s retail stores are located in leased premises. Barnes & Noble’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Barnes & Noble has 338 leases up for renewal by April 30, 2016. If the cost of leasing existing retail stores increases, Barnes & Noble may not be able to maintain its existing store locations as leases expire. In addition, Barnes & Noble may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. Barnes & Noble’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

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

The Company has entered parts of the online and digital markets in which it has limited experience and may in the future expand into additional areas. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for the Company’s traditional product lines. The gross margin for Barnes & Noble’s online sales is generally lower than for sales in its retail stores. Although the Company has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. Barnes & Noble also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically Barnes & Noble offered a selection of music products in its retail stores, but has dramatically decreased such selection because of the increased competition from the download of digital music. B&N College is experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers selling directly to students; print-on-demand textbooks; CD-ROMs; textbook rental companies; and student-to-student transactions over the Internet. In addition, B&N College has significantly increased its textbook rentals, offering students a lower cost alternative to purchasing textbooks, which could be subject to inventory risks if books are not resold or re-rented. These challenges may negatively affect the Company’s operating results.

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

The Company or its digital business may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that the its products are free of such minerals. The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The Securities and Exchange Commission adopted the final rules related to “conflict” minerals in August 2012. These rules may limit the pool of suppliers who can provide Barnes & Noble DRC Conflict Free components and parts, and the Company cannot make assurances that it will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, because the Barnes & Noble supply chain is complex, the Company may face reputational challenges with its customers, stockholders and other stakeholders if it is unable to sufficiently verify the origins for the defined conflict metals used in its products as required by the rules on conflict minerals.

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

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 674 leased stores open as of April 27, 2013 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores (a)
2014	136
2015	111
2016	91
2017	110
2018	119
2019 and later	103

(a)	Four Barnes & Noble stores are under month-to-month leases.

B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. In many cases, either party may cancel. The contracts for the 686 B&N College stores as of April 27, 2013 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2014	54
2015	35
2016	39
2017	31
2018	45
2019 and later	482

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

The Company’s principal administrative facilities are situated in New York, New York, and are covered by one lease which covers approximately 144,000 square feet of office space and expires in 2013. The Company also leases approximately 74,000 square feet in Basking Ridge, New Jersey for its B&N College administrative offices under a lease which expires in 2020.

The Company leases two additional locations in New York, New York for office space: approximately 90,000 square feet under a lease expiring in 2015, for eCommerce and NOOK administrative offices, and approximately 56,000 square feet under a lease expiring in 2014, for Sterling Publishing administrative offices. Additionally, Sterling leases approximately 23,000 square feet of office space in Asheville, North Carolina under a lease expiring in 2017.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2017, approximately 241,000 square feet of office space in Palo Alto, California under leases expiring in 2015, 2017 and 2021 and approximately 10,000 square feet internationally under leases expiring 2013, 2014, and 2021.

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

PATENT LITIGATION

Barnes & Noble, Inc. and its subsidiaries are subject to allegations of patent infringement by various patent holders, including non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. In some of these cases, the Company is the sole defendant. In others, the Company is one of a number of defendants. The Company is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. The following cases are among the patent infringement cases pending against the Company:

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On

November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble that they were dropping another asserted patent. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Deep9 Corporation v. Barnes & Noble, Inc. and barnesandnoble.com llc

On January 1, 2011, Deep9 Corporation (Deep9) filed a complaint against Barnes & Noble, Inc. and barnesandnoble.com llc in the United States District Court for the Western District of Washington. The complaint alleges that Barnes & Noble, Inc. and barnesandnoble.com llc infringe U.S. Patent Nos. 5,937,405 and 6,377,951. On February 1, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc filed an answer denying infringement and asserting several affirmative defenses. At the same time, Barnes & Noble, Inc. and barnesandnoble.com llc filed counterclaims seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes the patents-in-suit and that each of the two patents-in-suit is invalid. The District Court issued an order regarding claim construction on January 10, 2012 and amended that order on January 24, 2012. On September 21, 2012, the District Court granted Barnes & Noble, Inc. and barnesandnoble.com llc’s motion for summary judgment of non-infringement as to both of Deep9’s patents-in-suit, and entered judgment in favor of Barnes & Noble, Inc. and barnesandnoble.com llc. On October 16, 2012, Deep9 filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. After the parties briefed the issues raised in Deep9’s appeal, the Federal Circuit heard oral argument on May 8, 2013. On May 13, 2013, the Federal Circuit issued a summary affirmance in which it affirmed the District Court’s judgment in favor of Barnes & Noble, Inc. and barnesandnoble.com llc.

Technology Properties Limited et al. v. Barnes & Noble Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of Barnes & Noble, Inc.’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, Barnes & Noble filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. Barnes & Noble also asserted ten affirmative defenses. On February 12, 2013, TPL entered into a stipulation in which it agreed that the NOOK Simple Touch, NOOK Simple Touch with GlowLight, NOOK HD, and NOOK

HD+ are the only Barnes & Noble products accused of infringement in the investigation; therefore, the NOOK 1st Edition, NOOK Color, and NOOK Tablet products are no longer accused of infringement in the investigation. Fact discovery ended on February 22, 2013. Initial expert reports were submitted on March 27, 2013. Following a Markman hearing on March 5, 2013, the ALJ issued a claim construction order on April 18, 2013. Expert discovery ended on May 1, 2013. On June 3-7, 2013 and June 10-11, 2013, the Administrative Law Judge conducted a hearing in the action. The parties filed their opening post-hearing briefs on June 28, 2013, and filed their reply post-hearing briefs on July 10, 2013. The Administrative Law Judge is scheduled to issue his final initial determination on September 6, 2013. The target date for Commission resolution of the investigation is January 6, 2014.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com LLC and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com LLC and Nook Media LLC in the United States District Court for the Southern District of New York alleging that various B&N Nook products and related online services infringe U.S. Patent 7,298,851, U.S. Patent 7,299,501, and U.S. Patent 7,620,703. The current deadline to answer or to otherwise respond is August 9, 2013.

OTHER LITIGATION

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The Company filed its opening brief on the appeal on February 11, 2013. The answering brief was filed on April 13, 2013, and the Company’s reply brief was filed on May 23, 2013. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration.

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases have now been transferred and/or assigned to a single Judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint has been filed. The Company has filed a motion to dismiss the consolidated amended complaint in its entirety. It is uncertain when the Court will render a decision on that motion. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

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

On October 11, 2011, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a California state-wide class action. It alleges violations of California Civil Code section 1747.08 (the Song-Beverly Credit Card Act of 1971) due to the Company’s alleged improper requesting and recording of zip codes from California customers who used credit cards as payment. The complaint was re-filed in the Superior Court for the State of California on December 23, 2011 as a separate action. The Summons and Complaint have not been served on the Company for either action. On February 10, 2012, the plaintiff filed a request that the action filed in December be dismissed with prejudice.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties are currently engaged in pre-certification discovery. The state court has set the following certification motion schedule: Lina’s motion for class certification is due August 12, 2013, Barnes & Noble’s opposition is due October 11, 2013, and plaintiff’s reply is due November 25, 2013. The hearing date for the certification motion is December 11, 2013. No trial date has been set.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act (PAGA) action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. The case was initially assigned to the Honorable Barbara Scheper. Because the underlying factual claims in the Jones complaint are almost identical to the claims in the Lina v. Barnes & Noble action, Barnes & Noble filed a Notice of Related Case on May 1, 2013. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013, and filed an answer on June 10, 2013.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of

ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties are currently engaged in discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Court has stayed all class-wide discovery at this point. The parties have until August 30, 2013 to complete this first phase of discovery.

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

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$26.00	$13.30	$21.06	$10.40
Second Quarter	16.36	11.17	17.62	9.75
Third Quarter	17.27	12.70	18.73	9.35
Fourth Quarter	18.35	12.83	14.74	10.45

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2013
Common stock, $0.001 par value	2,195

Dividends

The Company paid dividends to preferred shareholders in the amount of $15,767,000 and $7,081,000 in fiscal 2013 and 2012, respectively.

The Company paid no dividends to common stockholders during fiscal 2013 and 2012. During fiscal 2011, the Company paid a dividend of $0.25 per share on June 30, 2010 to stockholders of record at the close of business on June 11, 2010, on September 30, 2010 to stockholders of record at the close of business on September 9, 2010, and on December 31, 2010 to stockholders of record at the close of business on December 10, 2010. On February 22, 2011, the Company announced that its Board of Directors suspended its quarterly dividend payment of $0.25 per share. This provided the Company the financial flexibility to continue investing into its high growth digital strategies.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 27, 2013 – February 25, 2013	9,267	$13.29	—	$2,470,561
February 26, 2013 – March 27, 2013	—	$—	—	$2,470,561
March 28, 2013 – April 27, 2013	258,558	$16.36	—	$2,470,561

Total	355,825	$15.66	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 and 2009 Incentive Plans. The 2004 and 2009 Incentive Plans provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 and 2009 Incentive Plans, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock or restricted stock units.

On May 15, 2007, the Company announced that its Board of Directors authorized a new stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2.5 million as of April 27, 2013.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of April 27, 2013, the Company has repurchased 34,078,089 shares at a cost of approximately $1.1 billion under its stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 27, 2013 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 27, 2013, the Company’s cash and cash equivalents totaled approximately $160,470,000.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $77,000,000 and $324,200,000 in borrowings under its credit facility at April 27, 2013 and April 28, 2012, respectively.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, the Audit Committee completed a competitive process to review the appointment of the Company’s independent registered public accounting firm for the fiscal year ending April 27, 2013. The Audit Committee invited several firms to participate in this process. As a result of this process and following careful deliberation, on October 16, 2012, the Audit Committee notified BDO USA, LLP (BDO) that it had determined to dismiss BDO as the Company’s independent registered public accounting firm, effective as of that same date. On and effective as of that same date, the Company entered into an engagement letter with Ernst & Young LLP (E&Y), approved by the Audit Committee, and engaged E&Y as the Company’s independent registered public accounting firm. In approving the selection of E&Y as the Company’s independent registered public accounting firm, the Audit Committee considered all relevant factors, including any non-audit services previously provided by E&Y to the Company.

BDO’s reports on the Company’s consolidated financial statements for the years ended April 28, 2012 and April 30, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal 2011 and fiscal 2012 and the subsequent interim period preceding BDO’s dismissal, there were:

(i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and

(ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K). However, BDO was consulted on the accounting for the transactions with Microsoft, which closed on October 4, 2012, for which no conclusions were reached by the Company or BDO as of the date of termination.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based on management’s evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as a result of the material weakness that existed in the Company’s internal control over financial reporting as described in Management’s Annual Report on Internal Control over Financial Reporting below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based upon an evaluation performed as of April 27, 2013, the Company identified a material weakness in its internal control over the reporting and review of the reconciliation of its Distribution Center accrual. Management of the Company determined that the Company had incorrectly overstated certain accruals over an extended period of time for the periods prior to April 27, 2013 as a result of inadequate controls over the accrual reconciliation process at its distribution centers.

The material weakness described above resulted in misstatements in the Company’s annual and interim financial statements. As a result of the material weakness, management has concluded that the Company did not maintain effective internal controls over financial reporting as of April 27, 2013.

The effectiveness of internal control over financial reporting was audited by Ernst & Young, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 27, 2013 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

(d) Remediation of Material Weakness in Internal Control over Financial Reporting

In response to the material weakness, management is redesigning its reconciliation process and related systems relating to its distribution center accruals in order to remediate the material weakness.

Even before identification of the aforementioned material weakness in internal control over financial reporting, the Company had begun making improvements to its existing processes as follows:

•

During the fourth quarter of fiscal 2013, the Company implemented additional procedures to better identify, analyze and measure certain components of the accrual. These procedures included increased oversight, additional resources, enhanced analytics and monthly reviews. However, as of April 27, 2013 these procedures and controls did not fully address the control design deficiency and also were not operating effectively, which resulted in the material weakness discussed above.

•	As a result of the control weakness discussed above, management of the Company determined it needed to expand the scope of the project to remediate the matter.

•

An outside advisor was retained by the Company subsequent to year-end in order to evaluate, design and implement effective controls over this process. This advisor will continue to work with the Company until the material weakness is remediated.

•	In addition to the outside advisors, internal personnel were assembled on a project team, including IT, internal audit, finance and accounting personnel.

•	In order to ensure the accuracy of its distribution center accrual going forward, management of the Company continues to enhance and test the IT data flow within its systems.

•	Manual controls are being designed and tested to improve the reconciliation process.

•	Management of the company plans to hire additional personnel to enhance the reconciliation process in future periods. Monthly reviews will be formalized across cross-functional teams as well.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and to remediate the material weakness. The Company remains committed to a strong internal control environment.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 27, 2013 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 27, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,376,000	$17.91	2,568,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,376,000	$17.91	2,568,000

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52-week period ended April 27, 2013, 52-week period ended April 28, 2012 and the 52-week period ended April 30, 2011 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 27, 2013	$5,941	$516	$(369)	$6,088
April 28, 2012	$4,565	$1,844	$(468)	$5,941
April 30, 2011	$2,522	$2,096	$(53)	$4,565

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (15)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (2)

3.3	Amended and Restated By-laws of the Company. (9)

3.4	Amendment to Amended and Restated By-laws of the Company. (16)

3.5	Form of Certificate of Designation, dated as of November 17, 2009. (17)

4.1	Specimen Common Stock certificate. (1)

4.2	Issuance and sale of Series J Preferred Stock of the Company to Liberty GIC, Inc. as of August 18, 2011. (28)

10.1	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (3)

10.2	The Company’s Amended and Restated 1996 Incentive Plan. (4)

10.3	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (5)

10.4	The Company’s 2004 Executive Performance Plan. (6)

10.5	The Company’s 2004 Incentive Plan. (6)

10.6	Form of Option Award Agreement of the Company. (7)

10.7	Form of Restricted Stock Award Agreement of the Company. (7)

10.8	Amendment to the Company’s 2004 Incentive Plan. (8)

10.9	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (8)

10.10	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (10)

10.11	First Amendment to the Company’s 2004 Executive Performance Plan. (11)

10.12	Second Amendment to the Company’s 2004 Incentive Plan. (11)

Exhibit No.	Description

10.13	The Company’s Amended and Restated Deferred Compensation Plan. (11)

10.14	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (11)

10.15	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (11)

10.16	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (12)

10.17	The Company’s 2009 Executive Performance Plan. (14)

10.18	The Company’s 2009 Incentive Plan. (14)

10.19	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009. (30)

10.20	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009. (30)

10.21	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009. (30)

10.22	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (16)

10.23	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (18)

10.24	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (18)

10.25	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (18)

10.26	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010. (30)

10.27	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010. (30)

10.28	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement. (30)

10.29	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (19)

Exhibit No.	Description

10.30	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (19)

10.31	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (20)

10.32	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (20)

10.33	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (21)

10.34	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (22)

10.35	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (23)

10.36	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (24)

10.37	Investment Agreement between the Company and Liberty GIC, Inc., dated August 18, 2011. (25)

10.38	Transitional Employment Agreement between the Company and Joseph J. Lombardi, dated October 21, 2011. (26)

10.39	Employment Agreement between the Company and Michael P. Huseby, dated March 9, 2012. (27)

10.40	First Amendment to the Amended and Restated Credit Agreement, dated as of April 27, 2012, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (28)

10.41	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (28)

10.42	The Company’s Amended and Restated 2009 Incentive Plan. (29)

10.43	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (32)

10.44	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (32)

10.45	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

Exhibit No.	Description

10.46	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.47	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.48	Second Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2012. (34)

10.49	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012. (35)

10.50	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013. (35)

10.51	Amended Employment Agreement between the Company and William J. Lynch, Jr., dated March 7, 2013. (36)

10.52	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2013. (38)

10.53	Letter amendment to the Amended and Restated Credit Agreement, dated as of April 26, 2013, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (37)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (39)

14.1	Code of Business Conduct and Ethics. (13)

16.1	Letter re change in certifying accountant. (33)

21.1	List of Significant Subsidiaries. (39)

23.1	Consent of Ernst & Young, LLP. (39)

23.2	Report of Ernst & Young, LLP. (39)

23.3	Consent of BDO USA, LLP. (39)

23.4	Report of BDO USA, LLP. (39)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (39)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (39)

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)

101.INS	XBRL Instance Document. (39)

101.SCH	XBRL Taxonomy Extension Schema Document. (39)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (39)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (39)

101.LAB	XBRL Taxonomy Label Linkbase Document. (39)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (39)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

Exhibit No.	Description

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

(21)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2011.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 21, 2011.

Exhibit No.	Description

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 12, 2012.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(29)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

(30)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 28, 2012.

(31)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(32)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(34)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended January 26, 2013.

(36)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2013.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 26, 2013.

(38)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 26, 2013.

(39)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Michael P. Huseby
Michael P. Huseby
President of Barnes & Noble, Inc. and Chief Executive Officer of NOOK Media LLC
July 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio	Chairman of the Board	July 26, 2013
Leonard Riggio

/s/ Michael P. Huseby	President of Barnes & Noble, Inc. and Chief Executive Officer of NOOK Media LLC	July 26, 2013
Michael P. Huseby	(principal executive officer)

/s/ Allen W. Lindstrom	Chief Financial Officer	July 26, 2013
Allen W. Lindstrom	(principal financial and accounting officer)

/s/ George Campbell Jr.	Director	July 26, 2013
George Campbell Jr.

/s/ Mark D. Carleton	Director	July 26, 2013
Mark D. Carleton

/s/ William Dillard II	Director	July 26, 2013
William Dillard II

/s/ David G. Golden	Director	July 26, 2013
David G. Golden

/s/ Patricia L. Higgins	Director	July 26, 2013
Patricia L. Higgins

/s/ Gregory B. Maffei	Director	July 26, 2013
Gregory B. Maffei

/s/ David A. Wilson	Director	July 26, 2013
David A. Wilson