Form 10-Q
period 2013-07-27
BARNES & NOBLE INC
filed 2013-09-05
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2013

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

As of August 31, 2013, 59,847,737 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 209,924 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 27, 2013

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 27, 2013	July 28, 2012
Sales	$1,329,502	1,453,507
Cost of sales and occupancy	961,301	1,037,702

Gross profit	368,201	415,805

Selling and administrative expenses	377,146	410,055
Depreciation and amortization	54,999	58,035

Operating loss	(63,944)	(52,285)
Interest expense, net and amortization of deferred financing fees	7,552	8,941

Loss before taxes	(71,496)	(61,226)
Income taxes	15,526	(21,398)

Net loss	$(87,022)	(39,828)

Loss per common share
Basic	$(1.56)	(0.76)
Diluted	$(1.56)	(0.76)

Weighted average common shares outstanding
Basic	58,768	58,021
Diluted	58,768	58,021

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended
	July 27, 2013	July 28, 2012
Net loss	$(87,022)	(39,828)
Other comprehensive earnings, net of tax	—	—

Total comprehensive loss	$(87,022)	(39,828)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 27, 2013	July 28, 2012	April 27, 2013
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,049	20,221	160,470
Receivables, net	150,798	153,500	149,369
Merchandise inventories, net	1,747,729	1,947,422	1,410,769
Prepaid expenses and other current assets	291,980	192,316	326,527

Total current assets	2,270,556	2,313,459	2,047,135

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,231,415	1,200,928	1,224,384
Fixtures and equipment	1,899,348	1,804,193	1,883,504

	3,133,304	3,007,662	3,110,429
Less accumulated depreciation and amortization	2,570,883	2,410,984	2,525,520

Net property and equipment	562,421	596,678	584,909

Goodwill	495,496	518,578	495,496
Intangible assets, net	543,591	562,522	547,931
Other noncurrent assets	55,150	62,650	57,065

Total assets	$3,927,214	4,053,887	3,732,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196,187	1,288,887	805,194
Accrued liabilities	511,617	540,105	569,240
Gift card liabilities	329,038	312,855	341,036

Total current liabilities	2,036,842	2,141,847	1,715,470

Long-term debt	7,500	302,800	77,000
Long-term deferred taxes	246,329	242,384	231,215
Other long-term liabilities	437,725	359,357	419,946

Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	193,851	192,589	193,535
Preferred Membership Interests in NOOK Media, LLC	382,069	—	381,627

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 93,136, 91,833 and 92,784 shares issued, respectively	93	92	93
Additional paid-in capital	1,387,802	1,347,990	1,383,848
Accumulated other comprehensive loss	(16,692)	(16,635)	(16,692)
Retained earnings	318,627	542,102	410,349
Treasury stock, at cost, 34,248, 33,743 and 34,078 shares, respectively	(1,066,932)	(1,058,639)	(1,063,855)

Total shareholders’ equity	622,898	814,910	713,743

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,927,214	4,053,887	3,732,536

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 27, 2013

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 27, 2013	$93	1,383,848	(16,692)	410,349	(1,063,855)	$713,743

Net loss	—	—	—	(87,022)	—	(87,022)
Stock options and restricted stock tax benefits	—	(268)	—	—	—	(268)
Stock-based compensation expense	—	4,222	—	—	—	4,222
Accretive dividend on preferred stockholders	—	—	—	(758)	—	(758)
Accrued/paid dividends for preferred stockholders	—	—	—	(3,942)	—	(3,942)
Treasury stock acquired, 170 shares	—	—	—	—	(3,077)	(3,077)

Balance at July 27, 2013	$93	1,387,802	(16,692)	318,627	(1,066,932)	$622,898

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended July 27, 2013 and July 28, 2012

(In thousands)

(unaudited)

	13 weeks ended
	July 27, 2013	July 28, 2012
Cash flows from operating activities:
Net loss	$(87,022)	(39,828)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	56,675	59,381
Stock-based compensation expense	4,222	5,040
Deferred taxes	332	743
Loss on disposal of property and equipment	118	40
Decrease in other long-term liabilities	(3,424)	(7,146)
Changes in operating assets and liabilities, net	31,938	947

Net cash flows provided by operating activities	2,839	19,177

Cash flows from investing activities:
Purchases of property and equipment	(28,287)	(26,457)
Other investing activities, net	—	(4,100)
Net (increase) decrease in other noncurrent assets	237	(2,943)

Net cash flows used in investing activities	(28,050)	(33,500)

Cash flows from financing activities:
Net proceeds from Microsoft Commercial Agreement financing transaction	21,203	—
Net decrease in credit facility	(69,500)	(21,400)
Proceeds from exercise of common stock options	—	1,980
Purchase of treasury stock	(3,077)	(357)
Cash dividends paid to shareholders	(3,942)	—
Excess tax benefit from stock-based compensation	106	190

Net cash flows used in financing activities	(55,210)	(19,587)

Net decrease in cash and cash equivalents	(80,421)	(33,910)
Cash and cash equivalents at beginning of period	160,470	54,131

Cash and cash equivalents at end of period	$80,049	20,221

Changes in operating assets and liabilities, net:
Receivables, net	$(1,429)	16,447
Merchandise inventories	(336,960)	(385,581)
Prepaid expenses and other current assets	34,547	29,008
Accounts payable and accrued liabilities	335,780	341,073

Changes in operating assets and liabilities, net	$31,938	947

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$8,185	10,259
Income taxes (net of refunds)	$2,690	1,660
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	3,942

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 27, 2013 and the results of its operations for the 13 weeks and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 27, 2013 (fiscal 2013).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 27, 2013 are not indicative of the results to be expected for the 52 weeks ending May 3, 2014 (fiscal 2014).

(1) Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at July 27, 2013. NOOK merchandise inventories are recorded based on the average cost method.

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

(2) Reclassifications and Restatements

Certain prior period amounts may have been reclassified to conform to the current presentation.

The Company has restated its previously reported consolidated financial statements for the 13 weeks ended July 28, 2012. In fiscal 2013, management determined that the Company had incorrectly overstated certain accruals for the periods prior to April 27, 2013, as a result of inadequate controls over its Distribution Center accrual reconciliation process. In addition, in reviewing the Company’s components of deferred income tax assets and liabilities, management determined that a deferred income tax liability was related to a transaction in which gain was reported for both accounting and tax purposes prior to 2010. Accordingly, management concluded that this deferred income tax liability should be reversed. Also, in fiscal 2013, management determined that the Company had not accrued a tenant allowance related to one of its properties in fiscal 2012 and did not record the current portion of deferred rent and tenant allowances as current liabilities. The financial information included in the accompanying financial statements and notes thereto reflect the affects of the corrections and other adjustments described here within.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

(3) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale or shipment, other than those with multiple elements and FOB destination point shipping terms. Certain of the Company sales agreements with its distribution partners contain rights of inspection or acceptance provisions as is standard in the Company’s industry. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. ECommerce revenue from sales of products ordered through the Company’s internet site is recognized upon delivery and receipt of the shipment by its customers. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

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

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis, as well as wireless access and wireless connectivity with the purchase of a NOOK® from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK® and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS and the wireless access is deferred and recognized on a straight-line basis over the 2-year estimated life of a NOOK®.

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 3% and 6%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of July 27, 2013, July 28, 2012 and April 27, 2013 was $14,801, $18,171 and $15,331, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

The Company rents both physical and digital textbooks. Revenue from physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue for digital textbooks is deferred and recognized over the rental period commencing the earlier of when the textbook has been downloaded or one year from point of sale.

NOOK acquires the rights to distribute digital content from publishers and distributes the content on barnesandnoble.com, NOOK® devices and other eBookstore platforms. Certain digital content is distributed under an agency pricing model in which the publishers set prices for eBooks and NOOK receives a commission on content sold through the eBookstore. The majority of the Company’s eBook sales are sold under the agency model.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 27, 2013 and July 28, 2012, participating securities in the amount of 3,029,449 and 2,921,248, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	July 27, 2013	July 28, 2012
Numerator for basic income (loss) per share:
Net loss	$(87,022)	(39,828)
Preferred stock dividends	(3,942)	(3,942)
Accretion of dividends on preferred stock	(758)	(316)

Net loss available to common shareholders	$(91,722)	(44,086)

Numerator for diluted income (loss) per share:
Net loss available to common shareholders	$(91,722)	(44,086)

Denominator for basic and diluted loss per share:
Basic weighted average common shares	58,768	58,021

Loss per common share:
Basic	$(1.56)	(0.76)
Diluted	$(1.56)	(0.76)

(6) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 674 bookstores as of July 27, 2013, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 692 stores as of July 27, 2013 that are primarily operated under contracts by B&N College and include sales of digital content within the higher education marketplace through NOOK Study™. The 692 B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third party distribution partners, B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

	13 weeks ended
	July 27,	July 28,
Sales by Segment	2013	2012
B&N Retail	$1,008,202	$1,119,387
B&N College	226,022	220,718
NOOK	153,138	191,975
Elimination	(57,860)	(78,573)

Total	$1,329,502	$1,453,507

	13 weeks ended
	July 27,	July 28,
Sales by Product Line	2013	2012
Media (a)	65%	65%
Digital (b)	13%	14%
Other (c)	22%	21%

Total	100%	100%

	13 weeks ended
	July 27,	July 28,
Depreciation and Amortization	2013	2012
B&N Retail	$32,224	$40,940
B&N College	11,641	11,715
NOOK	11,134	5,380

Total	$54,999	$58,035

	13 weeks ended
	July 27,	July 28,
Operating Profit (Loss)	2013	2012
B&N Retail	$32,537	$35,538
B&N College	(30,736)	(25,747)
NOOK	(65,745)	(62,076)

Total	$(63,944)	$(52,285)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

	13 weeks ended
	July 27,	July 28,
Capital Expenditures	2013	2012
B&N Retail	$11,647	$9,616
B&N College	7,083	9,533
NOOK	9,557	7,308

Total	$28,287	$26,457

Total Assets (d)	July 27, 2013	July 28, 2012
B&N Retail	$2,140,650	$2,242,167
B&N College	1,325,093	1,385,414
NOOK	461,471	426,306

Total	$3,927,214	$4,053,887

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes toys & games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	July 27,	July 28,
	2013	2012
Reportable segments operating loss	$(63,944)	$(52,285)
Interest, net	7,552	8,941

Consolidated loss before taxes	$(71,496)	$(61,226)

(7) Changes in Intangible Assets and Goodwill

		As of July 27, 2013
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	5-25	$271,938	$(51,498)	$220,440
Technology	5-10	10,710	(5,061)	5,649
Distribution contracts	10	8,325	(6,481)	1,844
Other	3-10	6,340	(5,418)	922

		$297,313	$(68,458)	$228,855

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Unamortizable Intangible Assets	Total
Trade name	$293,400
Publishing contracts	21,336

$314,736

Total amortizable and unamortizable intangible assets	$543,591

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 13 weeks ended July 27, 2013	$4,342
For the 13 weeks ended July 28, 2012	$5,641

Estimated Amortization Expense:
(12 months ending on or about April 30)
2014	$17,313
2015	$14,857
2016	$11,335
2017	$11,061
2018	$10,790

The carrying amount of goodwill by segment as of July 27, 2013 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of July 27, 2013	$221,426	274,070	$495,496

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on Barnes & Noble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued are not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company recognized gift card breakage of $5,832 and $6,045 during the 13 weeks ended July 27, 2013 and July 28, 2012, respectively. The Company had gift card liabilities of $329,038 and $312,855 as of July 27, 2013 and July 28, 2012, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, obligations under a junior seller note related to the acquisition of B&N College, tax liabilities and reserves and the Microsoft Commercial Agreement financing transaction (see Note 15). The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities, store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at July 27, 2013, July 28, 2012 and April 27, 2013:

	July 27, 2013	July 28, 2012	April 27, 2013
Deferred rent	$144,780	$174,545	$149,934
Junior seller note	127,250	150,000	127,250
Microsoft Commercial Agreement financing transaction (see Note 15)	74,685	—	52,642
Tax liabilities and reserves	55,107	—	54,068
Other	35,903	34,812	36,052

Total long-term liabilities	$437,725	$359,357	$419,946

(10) Income Taxes

The Company recorded an income tax provision of $15.5 million on a pre-tax loss of $71.5 million during the 13 weeks ended July 27, 2013, which represented an effective income tax rate of (21.7)%. The Company recorded a $21.4 million tax benefit on pre-tax loss of $61.2 million during the 13 weeks ended July 28, 2012, which represented an effective income tax rate of 34.9%.

The income tax provision for the 13 weeks ended July 27, 2013 does not include income tax benefits on losses incurred by certain domestic operations because the Company recorded valuation allowances against the associated deferred assets. The income tax provision is principally comprised of the result of the activities of profitable jurisdictions and valuation allowances against certain deferred assets. The Company’s pre-tax income in profitable jurisdictions, where it records tax provisions, was lower than domestic losses where it maintains valuation allowances and do not record tax benefits, resulting in a negative effective income tax rate.

As of July 27, 2013, the Company had $31,460 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $6,593 accrued for interest and penalties, which is included in the $31,460 of unrecognized tax benefits noted above.

The Company is subject to U.S. federal income tax as well as income tax in jurisdictions of each state having an income tax. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which it operates. The tax years that remain subject to examination are primarily 2007 and forward. Some earlier years remain open for a small minority of states.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

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

(12) Credit Facility

On April 29, 2011, the Company entered into an amended and restated credit agreement (the 2011 Amended Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, which amended and restated the credit agreement (the 2009 Credit Agreement) entered into on September 30, 2009 with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders. Under the 2011 Amended Credit Agreement, Lenders are providing up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016, which is secured by eligible inventory with the ability to include eligible real estate and accounts receivable and related assets. Borrowings under the 2011 Amended Credit Agreement are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the 2011 Amended Credit Agreement). In addition, the Company has the option to request an increase in commitments under the 2011 Amended Credit Agreement by up to $300,000, subject to certain restrictions.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

On April 27, 2012, the Company entered into an amendment to the 2011 Amended Credit Agreement in order to permit the transactions contemplated by the investment agreement among the Company, Morrison Investment Holdings, Inc. (Morrison) and Microsoft Corporation (Microsoft) and to make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. On December 21, 2012, the Company entered into an amendment to the 2011 Amended Credit Agreement in order to permit the transactions contemplated by the investment agreement between NOOK Media LLC (NOOK Media) and a subsidiary of Pearson plc (Pearson) and make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. On April 26, 2013, the Company entered into a letter amendment to the 2011 Amended Credit Agreement in order to amend the definition of Consolidated EBITDA contained therein to exclude the impact of inventory charges in the fiscal quarter ended January 26, 2013 from the calculation of Consolidated EBITDA.

On June 24, 2013, the Company entered into an amendment to the 2011 Amended Credit Agreement in order to amend the restricted payments covenant contained therein. The 2011 Amended Credit Agreement, as amended and modified to date, is hereinafter referred to as the 2013 Amended Credit Facility.

The Company had $7,500 of outstanding debt under the 2013 Amended Credit Facility as of July 27, 2013 compared with $302,800 as of July 28, 2012. The Company had $33,904 of outstanding letters of credit under its 2013 Amended Credit Facility as of July 27, 2013 compared with $35,067 as of July 28, 2012.

(13) Stock-Based Compensation

For the 13 weeks ended July 27, 2013 and July 28, 2012, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	July 27, 2013	July 28, 2012
Restricted stock expense	$709	3,628
Restricted stock units expense	4,952	705
Stock option expense	(1,439)	707

Stock-based compensation expense	$4,222	5,040

On July 8, 2013, the Company announced that William J. Lynch, Jr. resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, effective immediately. In connection with his termination of employment on July 8, 2013, Mr. Lynch received full vesting in respect of 275,846 restricted stock units granted by the Company to Mr. Lynch, which had an aggregate value of $4,968. As a result of his resignation, Mr. Lynch also forfeited 166,667 shares of restricted stock units and 1,000,000 shares of options, which had an aggregate forfeiture value of $1,119 and $1,690, respectively. The net stock compensation cost for this resignation was $1,883 and was recorded in selling and administrative expenses during the 13 weeks ended July 27, 2013.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $622 and $745 for the 13 weeks ended July 27, 2013 and July 28, 2012, respectively.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $4,958 and $4,736 for the 13 weeks ended July 27, 2013 and July 28, 2012, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended July 27, 2013 and July 28, 2012, respectively.

(15) Microsoft

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison, and Microsoft pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media (Series A Preferred) for an aggregate purchase price of $300,000.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

Commercial Agreement

Under the commercial agreement, NOOK Media has developed and will continue to develop certain applications for Windows 8 for purchasing and consumption of digital reading content. The commercial agreement also requires NOOK Media to use its good faith efforts to undertake an international expansion of the digital business.

As part of the commercial agreement, NOOK Media and Microsoft share in the revenues, net of certain items, from digital content purchased from NOOK Media by customers using the NOOK Media Windows 8 applications or through certain Microsoft products and services that may be developed in the future and are designed to interact with the NOOK Media online bookstore. Microsoft has made and will continue to make certain guaranteed advance payments to NOOK Media in connection with such revenue sharing. For each of the first three years after the launch of such application for Windows 8, these advance payments are equal to $60,000 per year. These advance payments are subject to deferral under certain circumstances. Microsoft also has paid and will continue to pay to NOOK Media $25,000 each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement.

The guaranteed advance payments in connection with revenue sharing as well as the amounts received for purposes of assisting NOOK Media in acquiring local digital reading content and technology development received from Microsoft are treated as debt in accordance with ASC 470-10-25-2, Sales of Future Revenues or Various Other Measures of Income. The Company has estimated the cash flows associated with the commercial agreement and is amortizing the discount on the debt to interest expense over the term of the agreement in accordance with ASC 835-30-35-2, The Interest Method.

Settlement and License Agreement

The patent agreement provides for Microsoft and its subsidiaries to license to the Company and its affiliates certain intellectual property in exchange for royalty payments based on sales of certain devices. Additionally, the Company and Microsoft dismissed certain outstanding patent litigation between the Company, Microsoft and their respective affiliates in accordance with the settlement and license agreement. The Company records the royalty expense upon future NOOK® sales in the statement of operations in cost of sales and occupancy with no expense or liability for the sale of prior devices.

(16) Pearson

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

invested approximately $89,500 of cash in NOOK Media at a post-money valuation of approximately $1,789,000 in exchange for preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of the NOOK Media subsidiary and Microsoft, which also holds preferred membership interests, owns approximately 16.8%. The preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media of approximately $1,789,000. The fair value of the preferred membership interests warrant liability was calculated using the Monte Carlo simulation approach.

This methodology values financial instruments whose value is dependent on an underlying total equity value by sampling random paths for the total equity value. The assumptions that are analyzed and incorporated into the model include closing date, valuation date, sales price of the preferred membership interests and warrants, warrant expiration date, time to liquidity event, risk-free rate, volatility, various correlations and the probability of meeting the net sales target. Based on the Company’s analysis, the total fair value of preferred membership interest warrants as of the valuation date was $1,700 and was recorded as a noncurrent asset and a long term liability. The noncurrent asset is being amortized over the vesting period in line with its net sales target.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

(17) Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of July 27, 2013. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. During the 13 weeks ended July 27, 2013 and July 28, 2012, there were no stock repurchases under this stock repurchase program.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

PATENT LITIGATION

Barnes & Noble, Inc. and its subsidiaries are subject to allegations of patent infringement by various patent holders, including non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. In some of these cases, the Company is the sole defendant. In others, the Company is one of a number of defendants. The Company is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. The following cases are among the patent infringement cases pending against the Company:

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble, Inc. that they were dropping another asserted patent. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On February 12, 2013, TPL entered into a stipulation in which it agreed that the NOOK Simple Touch, NOOK Simple Touch with GlowLight, NOOK HD, and NOOK HD+ are the only Barnes & Noble products accused of infringement in the investigation; therefore, the NOOK 1st Edition, NOOK Color, and NOOK Tablet products are no longer accused of infringement in the investigation. Fact discovery ended on February 22, 2013. Initial expert reports were submitted on March 27, 2013. Following a Markman hearing on March 5, 2013, the ALJ issued a claim construction order on April 18, 2013. Expert discovery ended on May 1, 2013. On June 3-7, 2013 and June 10-11, 2013, the ALJ conducted a hearing in the action. The parties filed their opening post-hearing briefs on June 28, 2013, and filed their reply post-hearing briefs on July 10, 2013. The ALJ is scheduled to issue his final initial determination on September 6, 2013. The target date for ITC resolution of the investigation is January 6, 2014.

Also on July 24, 2012, TPL filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint similarly alleges that the Company is infringing the ‘336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 21, 2012, TPL and the Company filed a stipulation agreeing to stay the action pending final resolution of the ITC action. On September 26, 2012, the District Court granted the motion to stay.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N Nook products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. The Court has set a case management schedule under which a claim construction hearing will be held on October 10, 2013, all fact and expert discovery must be complete by November 20, 2013, summary judgment motion briefing must be complete by December 23, 2013, and a final pretrial conference will be held on January 3, 2014. No trial date has been set.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069. On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and noninfringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct.

The court entered a discovery order and docket control order on April 25, 2013. A claim construction hearing is scheduled on April 10, 2014. Trial is scheduled to begin on July 6, 2015.

The Company intends to continue to vigorously defend itself against CSIRO’s claims. However, because discovery is in its early stages and the court has not yet construed the asserted claims of the ‘069 patent, we are not able to render a professional judgment as to the likelihood of an unfavorable outcome or the amount of any potential loss.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases have now been transferred and/or assigned to a single Judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint has been filed. The Company has filed a motion to dismiss the consolidated amended complaint in its entirety. It is uncertain when the Court will render a decision on that motion. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties are currently engaged in pre-certification discovery. On August 9, 2013, the state court changed the previously ordered certification motion schedule. The current schedule is as follows: Lina’s motion for class certification is due October 21, 2013, Barnes & Noble’s opposition is due December 20, 2013, and plaintiff’s reply is due February 3, 2014. The hearing date for the certification motion is February 28, 2014. No trial date has been set.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 27, 2013 and July 28, 2012

(Thousands of dollars, except per share data)

(unaudited)

allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. The case was initially assigned to the Honorable Barbara Scheper. Because the underlying factual claims in the Jones complaint are almost identical to the claims in the Lina v. Barnes & Noble action, the Company filed a Notice of Related Case on May 1, 2013. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013, and filed an answer on June 10, 2013.

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

(19) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption will not be effective for the Company’s Fiscal 2014 Consolidated financial statements and is not expected to have a significant impact when adopted.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Barnes & Noble, Inc. as of July 27, 2013, and the related consolidated statements of operations and cash flows for the three-month period ended July 27, 2013. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements as of July 27, 2013, and for the three-month period then ended for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Barnes & Noble, Inc. as of April 27, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 26, 2013. In our opinion, the accompanying consolidated balance sheet as of April 27, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York

September 5, 2013

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its senior credit facility, cash received and committed in the formation of NOOK Media, LLC (NOOK Media), cash received from the Pearson plc (Pearson) strategic investment in NOOK Media and short-term vendor financing.

The Company’s cash and cash equivalents were $80.0 million as of July 27, 2013, compared with $20.2 million as of July 28, 2012.

On July 27, 2013, the Company had borrowings of $7.5 million against its $1.0 billion credit facility compared to $302.8 million in the prior year period. This decline is attributable to cash flows generated by the Retail and College segments, offsetting NOOK segment losses, as well as funds received from strategic investments in NOOK Media. The Company had $33.9 million of outstanding letters of credit as of July 27, 2013 compared with $35.1 million as of July 28, 2012.

The Company has arrangements with third-party manufacturers to produce its NOOK® products. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments are generally made far in advance of finished product delivery. The prior year holiday sales shortfall resulted in higher than anticipated levels of unfinished goods. As a result, the Company is in negotiations with certain vendors for purchase commitments totaling approximately $46.7 million. Based on current negotiations and product development plans, the Company has recorded a provision of $5.3 million for commitments which it estimates as the most likely outcome. Future charges may be required based on the final result of these negotiations as well as changes in forecasted sales or strategic direction.

Merchandise inventories decreased $199.7 million, or 10.3%, to $1.748 billion as of July 27, 2013, compared with $1.947 billion as of July 28, 2012. This decrease included lower trade book inventory at B&N Retail as a result of improved inventory management and lower forecasted sales and lower textbook inventories at B&N College as a result of improved inventory management. NOOK inventories also decreased due to lower net realizable value and lower units on hand. Receivables, net decreased $2.7 million or 1.8% to $150.8 million as of July 27, 2013, compared to $153.5 million as of July 28, 2012. Prepaid expenses and other current assets increased $99.7 million, or 51.8%, to $292.0 million as of July 27, 2013, compared to $192.3 million as of July 28, 2012. This increase was primarily due to higher short-term deferred taxes. Accounts Payable decreased $92.7 million, or 7.2%, to $1.196 billion as of July 27, 2013, compared to $1.289 billion as of July 28, 2012. Accounts payable was 68% and 66% of merchandise inventory as of July 27, 2013 and July 28, 2012, respectively. Accrued liabilities decreased $28.5 million, or 5.3%, to $511.6 million as of July 27, 2013, compared to $540.1 million as of July 28, 2012. Gift card liabilities of the B&N Retail segment increased $16.2 million, or 5.2%, to $329.0 million as of July 27, 2013, compared to $312.9 million as of July 28, 2012 as gift card issuances exceeded redemptions over the past twelve months. Other long-term liabilities increased $78.4 million, or 21.8%, to $437.7 million as of July 27, 2013, compared to $359.4 million as of July 28, 2012. This increase is primarily due to the Microsoft Commercial Agreement financing transaction and tax reserves partially offset by a reduction in deferred rent and the junior seller note.

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company plans to launch its new eCommerce website next year. The new website is expected to enhance its search, provide faster shipping and yield cost savings. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like to buy books shipped to their homes or picked up in the stores. Capital expenditures totaled $28.3 million and $26.5 million during the 13 weeks ended July 27, 2013 and July 28, 2012, respectively.

On April 27, 2012, the Company entered into an investment agreement among the Company, Morrison and Microsoft pursuant to which the Company would form NOOK Media, and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The convertible preferred membership interests have a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, whereby, among other things, NOOK Media has developed and distributed a Windows 8 application for e-reading and digital content purchases, and has entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the commercial agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and expects to continue to receive advance payments of $60.0 million per year from Microsoft. These advance payments are subject to deferral under certain circumstances. The Company previously disclosed that it expected to be selling content in 10 international markets by June 30, 2013. While substantial progress has been made towards meeting the target expansion requirement, the Company now expects expansion into these 10 markets to be accomplished by the end of fiscal 2014. This delay may entitle Microsoft to defer a portion of advance payments until the target expansion requirement is met. Microsoft has paid and is obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89.5 million of cash in NOOK Media at a post-money valuation of approximately $1.789 billion in exchange for convertible preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of NOOK Media and Microsoft, which holds convertible preferred membership interests, owns approximately 16.8%. The convertible preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media of approximately $1.789 billion.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204.0 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock, based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances.

On September 30, 2009, in connection with the closing of the acquisition of B&N College (the Acquisition), the Company issued the sellers (i) a senior subordinated note (the Senior Seller Note) in the principal amount of $100.0 million, with interest of 8% per annum payable on the unpaid principal amount, which was paid on December 15, 2010 in accordance to its scheduled date, and (ii) a junior subordinated note (the Junior Seller Note) in the principal amount of $150.0 million, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount. Pursuant to a settlement agreed to on June 13, 2012, the sellers have agreed to waive their right to receive $22.8 million in principal amount (and interest on such principal amount) of the Junior Seller Note.

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

The 2011 Amended Credit Agreement requires Availability (as defined in the 2011 Amended Credit Agreement) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the 2011 Amended Credit Agreement) and (ii) $50.0 million. In addition, the 2011 Amended Credit Agreement contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, dispose of assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the 2011 Amended Credit Agreement are used for general corporate purposes, including seasonal working capital needs.

On April 27, 2012, the Company entered into an amendment to the 2011 Amended Credit Agreement in order to permit the transactions contemplated by the investment agreement among the Company, Morrison and Microsoft and to make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. On December 21, 2012, the Company entered into an amendment to the 2011 Amended Credit Agreement to permit the transactions contemplated by the investment agreement between NOOK Media and a subsidiary of Pearson and make certain other changes to the Company’s 2011 Amended Credit Agreement in connection therewith. On April 26, 2013, the Company entered into a letter amendment to the 2011 Amended Credit Agreement in order to amend the definition of Consolidated EBITDA contained therein to exclude the impact of inventory charges in the fiscal quarter ended January 26, 2013 from the calculation of Consolidated EBITDA.

On June 24, 2013, the Company entered into an amendment to the 2011 Amended Credit Agreement in order to amend the restricted payments covenant contained therein. The 2011 Amended Credit Agreement, as amended and modified to date, is hereinafter referred to as the 2013 Amended Credit Facility.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

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

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the expanding digital market, increased online competition and the economic downturn. However, the Company has benefited from reduced physical bookstore competition in the marketplace, the successful execution of new merchandising strategies, its ability to acquire new college contracts and by expanding its offering to college students. Additionally, the Company has leveraged its unique assets, iconic brands and reach to become a leader in the distribution of digital content.

The Company derives the majority of its sales and net income from its B&N Retail and B&N College stores.

B&N Retail comparable store sales benefited as one of B&N Retail’s largest competitors in the sale of physical books, Borders Group, Inc. (Borders), completed liquidating all of its stores under Chapter 11 of the Bankruptcy Code in early fiscal 2012. While the Company expects declining physical book trends to continue industry-wide as consumer spending shifts further online and toward digital products, it expects to be the beneficiary of further market consolidation as other non-book retailers reduce their presence in the book category. Additionally, the Company continues to experience positive trends in its Toys & Games business as a result of the successful execution of new merchandising strategies. The Company is making further investments in its retail business this fiscal year and plans to launch a new eCommerce platform, which it believes will allow it to be more competitive in the marketplace.

B&N College provides direct access to a large and well-educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery. The Company is making further investments in its college business, including investments to enhance offerings of digital products. The Company believes higher education provides a long-term growth opportunity.

NOOK represents the Company’s digital business, including devices, digital content and accessories. Over the past four years, the Company entered the e-book market, launched its NOOK® brand of eReading products, and has introduced several NOOK® black-and-white and color devices, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK®, customers gain access to the expansive NOOK Store™ of more than three million digital books, plus periodicals, comics, apps, movies and TV shows. In addition to NOOK® devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK® Reading Apps™. Customers can use Barnes & Noble’s eReading software to access and read books from their personal Barnes & Noble digital library on many 3rd party devices including Windows 8 PCs and tablets, iPads™, iPhones®, and Android™ tablets and smartphones. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK® products and software-enabled devices.

The Company sells digital content in the U.K. directly through its NOOK devices and its nook.co.uk website. The Company plans to continue to expand into additional international markets and believes that its partnership with Microsoft will help foster that expansion. The Company previously disclosed that it expected to be in 10 international markets by June 30, 2013. While substantial progress has been made towards meeting the target expansion requirement, the Company now expects expansion into these 10 markets to be accomplished by the end of fiscal 2014. Additionally, the Company believes that its newly formed partnership with Pearson will accelerate customer access to digital content by pairing Pearson’s leading expertise in online learning with NOOK’s expertise in reading technology, online commerce and customer service.

The Company has made significant investments building the valuable NOOK® digital retailing platform, which has resulted in millions of digital customers buying content from Barnes & Noble. While the Company experienced disappointing NOOK® device sales over the most recent holiday selling season, the Company’s digital strategy is to offer customers any digital book or magazine, any time, on any device. The Company remains committed to having a premier digital bookstore and is focused on selling content to its existing customers as well as exploring new markets. Additionally, the Company remains committed to its NOOK device business. The Company intends to continue to design and develop innovative NOOK black-and-white and color devices, and believes that by offering high-quality reading devices at lower costs, it can drive device sales, and ultimately content sales. The Company will also focus on the sale of its existing device inventory and intends to continue to provide the resources necessary for quality customer service and support of those devices as well as devices in use by NOOK’s existing customer base.

The Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset in capturing digital content share. The Company will continue to integrate its traditional retail, trade book and college bookstores businesses with its electronic and Internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with the NOOK® in the Company’s stores.

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. While the Company plans to open a few retail stores in new geographic markets, the Company expects to reduce the total net number of retail stores. B&N College expects to increase its college store base.

Although the Company believes cash on hand, cash flows from operating activities, funds available from its senior credit facility, cash received and committed in the formation of NOOK Media, cash received from the

Pearson strategic investment in NOOK Media and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support key strategic initiatives.

Results of Operations

13 weeks ended July 27, 2013 compared with the 13 weeks ended July 28, 2012

Sales

The following table summarizes the Company’s sales for the 13 weeks ended July 27, 2013 and July 28, 2012:

	13 weeks ended
Dollars in thousands	July 27, 2013	% Total	July 28, 2012	% Total
B&N Retail	$1,008,202	75.9%	$1,119,387	77.0%
B&N College	226,022	17.0%	220,718	15.2%
NOOK	153,138	11.5%	191,975	13.2%
Elimination	(57,860)	(4.4)%	(78,573)	(5.4)%

Total Sales	$1,329,502	100.0%	$1,453,507	100.0%

During the 13 weeks ended July 27, 2013, the Company’s sales decreased $124.0 million, or 8.5%, to $1.330 billion from $1.454 billion during the 13 weeks ended July 28, 2012. The increase or (decrease) by segment is as follows:

•

B&N Retail sales for the 13 weeks ended July 27, 2013 decreased $111.2 million, or 9.9%, to $1.01 billion from $1.12 billion during the same period a year ago, and accounted for 75.9% of total Company sales. The decrease was attributable to a 9.1% decrease in comparable store sales, which decreased sales by $87.5 million and lower online sales, which declined by $7.9 million. Closed store sales decreased sales by $19.4 million, partially offset by new stores that increased sales by $1.0 million. Comparable store sales were adversely impacted by lower NOOK unit volume. Core comparable store sales, which exclude sales of NOOK products, decreased 7.2% as compared to the prior year. Core comparable sales were impacted by comparisons to the strong sales of the Fifty Shades and Hunger Games trilogies in the prior year. Excluding these trilogies, core comparable sales decreased 2.9% during the quarter. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•

B&N College sales increased $5.3 million, or 2.4%, to $226.0 million during the 13 weeks ended July 27, 2013 from $220.7 million during the 13 weeks ended July 28, 2012. The increase was attributable to new store openings over the past year which increased sales by $9.9 million, partially offset by closed stores which decreased sales by $2.4 million. Comparable store sales decreased 1.2% or $2.8 million, primarily driven by lower textbook sales during the summer sessions, partially offset by higher general merchandise sales.

•

NOOK sales decreased $38.8 million, or 20.2%, to $153.1 million during the 13 weeks ended July 27, 2013 from $192.0 million during the 13 weeks ended July 28, 2012. Device and accessories sales decreased $25.4 million or 23.1%, to $84.5 million during the 13 weeks ended July 27, 2013 on lower unit volume. Digital content sales decreased $12.9 million or 15.8% to $68.6 million during the 13 weeks ended July 27, 2013. The digital content decrease was due to lower device unit selling volumes and the comparisons to the Fifty Shades and Hunger Games trilogies in the prior year. Excluding the impact of these two trilogies, digital content sales decreased 6.9% during the quarter.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 13 weeks ended July 27, 2013, B&N Retail had one store opening and two closings, and B&N College had 15 openings and 9 closings.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 27, 2013	% of Sales	July 28, 2012	% of Sales
B&N Retail	$707,476	70.2%	$780,734	69.7%
B&N College	175,773	77.8%	169,675	76.9%
NOOK	135,912	88.8%	165,866	86.4%
Elimination	(57,860)	(37.8)%	(78,573)	(40.9)%

Total Cost of Sales and Occupancy	$961,301	72.3%	$1,037,702	71.4%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 27, 2013, cost of sales and occupancy decreased $76.4 million, or 7.4%, to $961.3 million from $1.038 billion during the 13 weeks ended July 28, 2012. Cost of sales and occupancy increased as a percentage of sales to 72.3% from 71.4% during the same period one year ago. The increase or (decrease) by segment is as follows:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.2% from 69.7% during the same period one year ago. This increase was attributable to occupancy deleverage against the sales decline and comparisons to the strong Fifty Shades trilogy margins in the prior year partially offset by higher mix of higher margin Core products in the current year.

•	B&N College cost of sales and occupancy increased as a percentage of sales to 77.8% from 76.9% during the same period one year ago due to higher occupancy costs as a result of contract renewals.

•

NOOK cost of sales and occupancy increased as a percentage of sales to 88.8% from 86.4% during the same period one year ago. This increase was attributable to heavier device promotions, increased royalty costs and sales mix.

Gross Margin

	13 weeks ended
Dollars in thousands	July 27, 2013	% of Sales	July 28, 2012	% of Sales
B&N Retail	$300,726	29.8%	$338,653	30.3%
B&N College	50,249	22.2%	51,043	23.1%
NOOK	17,226	18.1%	26,109	23.0%

Total Gross Margin	$368,201	27.7%	$415,805	28.6%

The Company’s consolidated gross margin decreased $47.6 million, or 11.4%, to $368.2 million during the 13 weeks ended July 27, 2013 from $415.8 million during the 13 weeks ended July 28, 2012. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 27, 2013	% of Sales	July 28, 2012	% of Sales
B&N Retail	$235,965	23.4%	$262,175	23.4%
B&N College	69,344	30.7%	65,075	29.5%
NOOK	71,837	75.4%	82,805	73.0%

Total Selling and Administrative Expenses	$377,146	28.4%	$410,055	28.2%

Selling and administrative expenses decreased $32.9 million, or 8.0%, to $377.1 million during the 13 weeks ended July 27, 2013 from $410.1 million during the 13 weeks ended July 28, 2012. Selling and administrative expenses increased as a percentage of sales to 28.4% from 28.2% during the same period one year ago. Current year expenses included severance charges of $5.5 million, while last year’s expenses included $7.1 million of reversals of incentive compensation accruals. Excluding these items, expenses declined 70 basis points. The change as a percentage of sales by segment is as follows:

•

B&N Retail selling and administrative expenses remained flat as a percentage of sales at 23.4% as compared to the same period one year ago. Excluding the items noted above, Retail selling and administrative expenses as a percentage of sales decreased 60 basis points to 23.1% from 23.7% during the same period one year ago. This decrease was primarily due to lower legal costs.

•

B&N College selling and administrative expenses increased as a percentage of sales to 30.7% from 29.5% during the same period one year ago due to increased expenses for digital higher education initiatives and higher payroll from new store growth.

•

NOOK selling and administrative expenses increased as a percentage of sales to 75.4% from 73.0% during the same period one year ago. Excluding the items noted above, selling and administrative expenses as a percentage of sales decreased to 73.2% from 76.0% during the same period one year ago on lower advertising costs.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 27, 2013	% of Sales	July 28, 2012	% of Sales
B&N Retail	$32,224	3.2%	$40,940	3.7%
B&N College	11,641	5.2%	11,715	5.3%
NOOK	11,134	11.7%	5,380	4.7%

Total Depreciation and Amortization	$54,999	4.1%	$58,035	4.0%

During the 13 weeks ended July 27, 2013, depreciation and amortization decreased $3.0 million, or 5.2%, to $55.0 million from $58.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at Retail, partially offset by additional capital expenditures at NOOK.

Operating Profit (Loss)

	13 weeks ended
Dollars in thousands	July 27, 2013	% of Sales	July 28, 2012	% of Sales
B&N Retail	$32,537	3.2%	$35,538	3.2%
B&N College	(30,736)	(13.6)%	(25,747)	(11.7)%
NOOK	(65,745)	(69.0)%	(62,076)	(54.7)%

Total Operating Profit (Loss)	$(63,944)	(4.8)%	$(52,285)	(3.6)%

The Company’s consolidated operating loss increased $11.7 million, or 22.3%, to an operating loss of $(63.9) million during the 13 weeks ended July 27, 2013 from an operating loss of $(52.3) million during the 13 weeks ended July 28, 2012. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 27, 2013	July 28, 2012	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$7,552	$8,941	(15.5)%

Net interest expense and amortization of deferred financing fees decreased $(1.4) million, or 15.5%, to $7.6 million during the 13 weeks ended July 27, 2013 from $8.9 million from the same period one year ago. This decrease was due to lower average borrowings, slightly offset by interest related to the Microsoft Commercial Agreement.

Income Taxes

	13 weeks ended
Dollars in thousands	July 27, 2013	Effective Rate	July 28, 2012	Effective Rate
Income Taxes	$15,526	(21.7)%	$(21,398)	34.9%

The Company recorded an income tax provision of $15.5 million during the 13 weeks ended July 27, 2013 compared with an income tax benefit of $(21.4) million during the 13 weeks ended July 28, 2012. The Company’s effective tax rate was (21.7)% and 34.9% for the 13 weeks ended July 27, 2013 and July 28, 2012, respectively. The income tax provision for the 13 weeks ended July 27, 2013 does not include income tax benefits on losses incurred by certain domestic operations as the Company recorded valuation allowances against certain domestic deferred assets. The income tax provision is principally comprised of expense from profitable jurisdictions and valuation allowances against certain deferred assets. The Company’s pre-tax income in profitable jurisdictions, where it records tax provisions, was lower than domestic losses where the Company maintains valuation allowances and does not record tax benefits, which results in a negative effective income tax rate.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. As part of this evaluation the Company reviews all evidence both positive and negative to determine if a valuation allowance is needed. The Company’s review of positive evidence included the review of feasible tax planning strategies that may be implemented and the reversal of temporary items. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there was sufficient negative evidence to establish valuation allowances against certain deferred tax assets this quarter. The Company will monitor the need for additional valuation allowances at each quarter in the future and if the negative evidence outweighs the positive evidence an allowance will be recorded.

Net Income (Loss)

	13 weeks ended
Dollars in thousands	July 27, 2013	July 28, 2012
Net Income (Loss)	$(87,022)	$(39,828)

As a result of the factors discussed above, the Company reported consolidated net loss of $(87.0) million during the 13 weeks ended July 27, 2013, compared with consolidated net loss of $(39.8) million during the 13 weeks ended July 28, 2012.

Critical Accounting Policies

During the first quarter of fiscal 2014, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 for additional information relating to the Company’s use of estimates and other critical accounting policies.

The Company has presented the financial information for the 13 weeks ended July 28, 2012, as restated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 for additional information relating to the Company’s restatement.

Disclosure Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to Barnes & Noble that are based on the beliefs of the management of Barnes & Noble as well as assumptions made by and information currently available to the management of Barnes & Noble. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to Barnes & Noble or the management of Barnes & Noble, identify forward-looking statements.

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, risk that international expansion will not be successfully achieved or may be achieved later than expected, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the Company’s businesses resulting from the review of strategic alternatives and a potential separation of the Company’s businesses, the risk that the transactions with Microsoft and Pearson do not achieve the expected benefits for the parties or impose costs on the Company in excess of what the Company anticipates, including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, other risks associated with the international expansion contemplated by the relationship with Microsoft, including that it is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft and Pearson commercial agreements and the consequences thereof, risks associated with the restatement contained in, the delayed filing of, and the material weakness in internal controls described in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 and associated risks and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K

for the fiscal year ended April 27, 2013, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC. Our forward looking statements relating to international expansion are also subject to the following risks, among others that may affect the introduction, success and timing of the NOOK eReader and content in countries outside the United States: we may not be successful in reaching agreements with international companies, the terms of agreements that we reach may not be advantageous to us, our NOOK device may require technological changes to comply with applicable laws, and marketplace acceptance and other companies have already entered the marketplace with products that have achieved some customer acceptance.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 27, 2013, the Company’s cash and cash equivalents totaled approximately $80.0 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the 2011 Amended Credit Agreement) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $7.5 million and $302.8 million in borrowings under its credit facility at July 27, 2013 and July 28, 2012, respectively.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Based on management’s evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as a result of the material weakness that existed in the Company’s internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended April 27, 2013.

Previously Identified Material Weakness

Management of the Company concluded that its internal control over financial reporting was not effective as of April 27, 2013 because a material weakness existed in its internal control over the reporting and review of the reconciliation of its distribution center accrual. Management of the Company determined that the Company had incorrectly overstated certain accruals over an extended period of time for the periods prior to April 27, 2013 as a result of inadequate controls over the accrual reconciliation process at its distribution centers.

In response to the material weakness described above, during the quarter ended July 27, 2013, the Company undertook a manual reconciliation of the distribution center accrual, consistent with the reconciliation process used to complete the Company’s fiscal 2013 annual financial statements. The Company continues to remediate the material weakness and improve its reconciliation processes by enhancing and testing the IT data flow within its systems, and working towards adding additional automated controls to its IT systems. The Company is continuing to work with an outside advisor to evaluate, design and implement effective controls over this process. In addition to the outside advisors, internal personnel are committed to the remediation efforts, including IT, internal audit, finance and accounting personnel. Also, management of the Company has created and filled a new position dedicated to enhancing the reconciliation process, and plans to hire additional personnel in future periods. Monthly reviews will be formalized across cross-functional teams as well. Additionally, the Company’s internal audit personnel will be sampling and testing transactions related to the distribution center accrual as a part of the Company’s internal audit plan for fiscal 2014.

The remediation of the material weakness described above is ongoing. Management believes that its efforts, when fully implemented, will be effective in remediating such material weakness by the end of fiscal 2014. In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for fiscal 2014. Management is committed to the rigorous enforcement of an effective control environment.

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended July 27, 2013 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

PATENT LITIGATION

Barnes & Noble, Inc. and its subsidiaries are subject to allegations of patent infringement by various patent holders, including non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. In some of these cases, the Company is the sole defendant. In others, the Company is one of a number of defendants. The Company is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. The following cases are among the patent infringement cases pending against the Company:

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble, Inc. that they were dropping another asserted patent. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336. The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On August 21, 2012, the ITC issued a Notice of Institution of Investigation and delegated authority for factfinding on the public interest to the Administrative Law Judge (ALJ) hearing the case. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On February 12, 2013, TPL entered into a stipulation in which it agreed that the NOOK Simple Touch, NOOK Simple Touch with GlowLight, NOOK HD, and NOOK HD+ are the only Barnes & Noble products accused of infringement in the investigation; therefore, the NOOK 1st Edition, NOOK Color, and NOOK Tablet products are no longer accused of infringement in the investigation. Fact discovery ended on February 22, 2013. Initial expert reports were submitted on March 27, 2013. Following a Markman hearing on March 5, 2013, the ALJ issued a claim construction order on April 18, 2013. Expert discovery ended on May 1, 2013. On June 3-7, 2013 and June 10-11, 2013, the ALJ conducted a hearing in the action. The parties filed their opening post-hearing briefs on June 28, 2013, and filed their reply post-hearing briefs on July 10, 2013. The ALJ is scheduled to issue his final initial determination on September 6, 2013. The target date for ITC resolution of the investigation is January 6, 2014.

Also on July 24, 2012, TPL filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint similarly alleges that the Company is infringing the ‘336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 21, 2012, TPL and the Company filed a stipulation agreeing to stay the action pending final resolution of the ITC action. On September 26, 2012, the District Court granted the motion to stay.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N Nook products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. The Court has set a case management schedule under which a claim construction hearing will be held on October 10, 2013, all fact and expert discovery must be complete by November 20, 2013, summary judgment motion briefing must be complete by December 23, 2013, and a final pretrial conference will be held on January 3, 2014. No trial date has been set.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069. On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and noninfringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct.

The court entered a discovery order and docket control order on April 25, 2013. A claim construction hearing is scheduled on April 10, 2014. Trial is scheduled to begin on July 6, 2015.

The Company intends to continue to vigorously defend itself against CSIRO’s claims. However, because discovery is in its early stages and the court has not yet construed the asserted claims of the ‘069 patent, we are not able to render a professional judgment as to the likelihood of an unfavorable outcome or the amount of any potential loss.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases have now been transferred and/or assigned to a single Judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint has been filed. The Company has filed a motion to dismiss the consolidated amended complaint in its entirety. It is uncertain when the Court will render a decision on that motion. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties are currently engaged in pre-certification discovery. On August 9, 2013, the state court changed the previously ordered certification motion schedule. The current schedule is as follows: Lina’s motion for class certification is due October 21, 2013, Barnes & Noble’s opposition is due December 20, 2013, and plaintiff’s reply is due February 3, 2014. The hearing date for the certification motion is February 28, 2014. No trial date has been set.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. The case was initially assigned to the Honorable Barbara Scheper. Because the underlying factual claims in the Jones complaint are almost identical to the claims in the Lina v. Barnes & Noble action, the Company filed a Notice of Related Case on May 1, 2013. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013, and filed an answer on June 10, 2013.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 28, 2013 – May 25, 2013	18,388	$22.32	—	$2,470,561
May 26, 2013 – June 29, 2013	1,764	$22.50	—	$2,470,561
June 30, 2013 – July 27, 2013	149,743	$17.55	—	$2,470,561

Total	169,895	$18.11	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan and 2009 Incentive Plan. Both Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of July 27, 2013.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of July 27, 2013, the Company has repurchased 34,247,984 shares at a cost of approximately $1.07 billion. The repurchased shares are held in treasury.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 6.	Exhibits

(a) Exhibits filed with this Form 10-Q:

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer
(principal financial and accounting officer)

September 5, 2013

EXHIBIT INDEX

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document