Form 10-Q
period 2013-10-26
BARNES & NOBLE INC
filed 2013-12-05
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2013

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

As of November 30, 2013, 59,874,505 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 135,948 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 26, 2013

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Sales	$1,734,159	1,884,532	$3,063,661	3,338,039
Cost of sales and occupancy	1,272,217	1,402,243	2,233,518	2,439,945

Gross profit	461,942	482,289	830,143	898,094

Selling and administrative expenses	386,273	415,747	763,419	825,802
Depreciation and amortization	53,684	57,613	108,683	115,648

Operating profit (loss)	21,985	8,929	(41,959)	(43,356)
Interest expense, net and amortization of deferred financing fees	7,555	8,122	15,107	17,064

Income (loss) before taxes	14,430	807	(57,066)	(60,420)
Income taxes	1,201	306	16,727	(21,093)

Net income (loss)	$13,229	501	$(73,793)	(39,327)

Income (loss) per common share
Basic	$0.15	(0.07)	$(1.40)	(0.83)
Diluted	$0.15	(0.07)	$(1.40)	(0.83)

Weighted average common shares outstanding
Basic	58,956	58,168	58,862	58,094
Diluted	58,956	58,168	58,862	58,094

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net income (loss)	$13,229	501	$(73,793)	(39,327)
Other comprehensive earnings, net of tax	—	—	—	—

Total comprehensive income (loss)	$13,229	501	$(73,793)	(39,327)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 26, 2013	October 27, 2012	April 27, 2013
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297,254	470,994	160,470
Receivables, net	193,306	233,502	149,369
Merchandise inventories, net	1,591,895	1,796,208	1,410,769
Prepaid expenses and other current assets	164,590	143,797	116,634
Short-term deferred taxes	189,684	134,851	209,893

Total current assets	2,436,729	2,779,352	2,047,135

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,243,407	1,211,156	1,224,384
Fixtures and equipment	1,919,242	1,833,667	1,883,504

	3,165,190	3,047,364	3,110,429
Less accumulated depreciation and amortization	2,610,386	2,462,310	2,525,520

Net property and equipment	554,804	585,054	584,909

Goodwill	495,496	515,524	495,496
Intangible assets, net	539,248	558,157	547,931
Other noncurrent assets	52,141	57,218	57,065

Total assets	$4,078,418	4,495,305	3,732,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,226,440	1,348,489	805,194
Accrued liabilities	544,000	526,052	569,240
Gift card liabilities	313,581	297,191	341,036
Short-term note payable	127,250	—	—

Total current liabilities	2,211,271	2,171,732	1,715,470

Long-term debt	105,000	338,400	77,000
Long-term deferred taxes	231,027	266,853	231,215
Other long-term liabilities	323,378	393,261	419,946

Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	194,166	192,904	193,535
Preferred Membership Interests in NOOK Media, LLC	382,512	289,054	381,627

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 93,287, 92,037 and 92,784 shares issued, respectively	93	92	93
Additional paid-in capital	1,387,941	1,377,992	1,383,848
Accumulated other comprehensive loss	(16,692)	(16,635)	(16,692)
Retained earnings	327,155	541,016	410,349
Treasury stock, at cost, 34,281, 33,801 and 34,078 shares, respectively	(1,067,433)	(1,059,364)	(1,063,855)

Total shareholders’ equity	631,064	843,101	713,743

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,078,418	4,495,305	3,732,536

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 26, 2013

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 27, 2013	$93	1,383,848	(16,692)	410,349	(1,063,855)	$713,743

Net loss	—	—	—	(73,793)	—	(73,793)
Stock options and restricted stock tax benefits	—	(1,588)	—	—	—	(1,588)
Stock-based compensation expense	—	5,681	—	—	—	5,681
Accretive dividend on preferred stockholders and membership interests	—	—	—	(1,517)	—	(1,517)
Accrued/paid dividends for preferred stockholders	—	—	—	(7,884)	—	(7,884)
Treasury stock acquired, 203 shares	—	—	—	—	(3,578)	(3,578)

Balance at October 26, 2013	$93	1,387,941	(16,692)	327,155	(1,067,433)	$631,064

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 26, 2013 and October 27, 2012

(In thousands)

(unaudited)

	26 weeks ended
	October 26, 2013	October 27, 2012
Cash flows from operating activities:
Net loss	$(73,793)	(39,327)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	111,552	118,339
Stock-based compensation expense	5,681	11,207
Deferred taxes	(188)	15,507
Loss on disposal of property and equipment	259	—
Non-cash impairment charge	—	1,973
Decrease in other long-term liabilities	(11,715)	49,508
Changes in operating assets and liabilities, net	113,988	31,481

Net cash flows provided by operating activities	145,784	188,688

Cash flows from investing activities:
Purchases of property and equipment	(70,137)	(66,953)
Other investing activities, net	—	(4,100)
Net decrease in other noncurrent assets	2,038	30

Net cash flows used in investing activities	(68,099)	(71,023)

Cash flows from financing activities:
Net proceeds from Microsoft Commercial Agreement financing arrangement	42,397	—
Net increase in credit facility	28,000	14,200
Proceeds from exercise of common stock options	—	2,042
Purchase of treasury stock	(3,578)	(1,082)
Cash dividends paid to shareholders	(7,884)	(7,884)
Excess tax benefit from stock-based compensation	164	198
Net proceeds from issuance of Preferred Membership interests	—	291,724

Net cash flows provided by financing activities	59,099	299,198

Net increase in cash and cash equivalents	136,784	416,863
Cash and cash equivalents at beginning of period	160,470	54,131

Cash and cash equivalents at end of period	$297,254	470,994

Changes in operating assets and liabilities, net:
Receivables, net	$(43,937)	(63,555)
Merchandise inventories	(181,126)	(234,367)
Prepaid expenses and other current assets	(27,747)	(57,324)
Accounts payable and accrued liabilities	366,798	386,727

Changes in operating assets and liabilities, net	$113,988	31,481

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$10,418	13,073
Income taxes (net of refunds)	$574	2,291
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	3,942

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 26, 2013 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 27, 2013 (fiscal 2013).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 26, 2013 are not indicative of the results to be expected for the 53 weeks ending May 3, 2014 (fiscal 2014).

(1) Merchandise Inventories

B&N Retail inventory cost is determined primarily by the retail inventory method under the first-in, first-out (FIFO) basis. B&N College inventory is also determined by the retail inventory method. However, its textbook and trade book inventories are valued on a last-in, first-out (LIFO) basis, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at October 26, 2013. Textbook rentals are reclassified to Prepaid and Other Current Assets in the period in which they were rented, and are amortized to their estimated residual value over the rental period. NOOK merchandise inventories are determined based on the average cost method.

Merchandise inventories for all segments are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which is generally the projected selling price. Since the majority of the B&N Retail and B&N College book inventory purchased is returnable for full credit to vendors, obsolescence reserves are primarily limited to non-returnable inventory. Reserves for non-returnable inventory are based on the Company’s history of liquidating non-returnable inventory.

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

The Company has restated its previously reported consolidated financial statements for the 13 and 26 weeks ended October 27, 2012. In fiscal 2013, management determined that the Company had incorrectly overstated certain accruals for the periods prior to April 27, 2013, as a result of inadequate controls over its Distribution Center accrual reconciliation process. In addition, in reviewing the Company’s components of deferred income tax assets and liabilities, management determined that a deferred income tax liability was related to a transaction in which gain was reported for both accounting and tax purposes prior to 2010. Accordingly, management concluded that this deferred income tax liability should be reversed. Also, in fiscal 2013, management determined that the Company had not accrued a tenant allowance related to one of its properties in fiscal 2012 and did not record the current portion of deferred rent and tenant allowances as current liabilities. The financial information included in the accompanying financial statements and notes thereto reflect the impact of the corrections and other adjustments described within.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

(3) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale or shipment, other than those with multiple elements and FOB destination point shipping terms. Certain of the Company sales agreements with its distribution partners contain rights of inspection or acceptance provisions as is standard in the Company’s industry. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. ECommerce revenue from sales of products ordered through the Company’s internet websites is recognized upon delivery and receipt of the shipment by its customers. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 3% and 6%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of October 26, 2013, October 27, 2012 and April 27, 2013 was $12,816, $15,946 and $15,331, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

The Company rents both physical and digital textbooks. Revenue from physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue for digital textbooks is deferred and recognized over the rental period commencing when the textbook has been downloaded. Over time, certain textbook rentals are not downloaded. The Company estimates that the likelihood of a download of textbooks that have not been downloaded after one year since the point of sale is remote. The Company records this amount in income on the month following the one-year anniversary of the point of sale.

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

The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail generally for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the twelve-month period based upon historical spending patterns for Barnes & Noble Members.

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

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended October 26, 2013 was calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 and 26 weeks ended October 27, 2012 and the 26 weeks ended October 26, 2013, participating securities in the amount of 2,846,643, 2,886,968 and 2,758,721, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Numerator for basic income (loss) per share:
Net income (loss)	$13,229	501	$(73,793)	(39,327)
Preferred stock dividends	(3,942)	(3,942)	(7,884)	(7,884)
Accretion of dividends on preferred stock	(316)	(453)	(631)	(769)
Less allocation of earnings and dividends to participating securities	(363)	—	—	—

Net income (loss) available to common shareholders	$8,608	(3,894)	$(82,308)	(47,980)

Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$8,608	(3,894)	$(82,308)	(47,980)
Preferred stock dividends (a)	—	—	—	—
Accretion of dividends on preferred stock (a)	—	—	—	—
Effect of dilutive options	—	—	—	—

Net income (loss) available to common shareholders	$8,608	(3,894)	$(82,308)	(47,980)

Denominator for basic income (loss) per share:
Basic weighted average common shares	58,956	58,168	58,862	58,094

Denominator for diluted income (loss) per share:
Basic weighted average common shares	58,956	58,168	58,862	58,094
Preferred shares (a)	—	—	—	—

Diluted weighted average common shares	58,956	58,168	58,862	58,094

Income (loss) per common share
Basic	$0.15	(0.07)	$(1.40)	(0.83)
Diluted	$0.15	(0.07)	$(1.40)	(0.83)

(a)	Although the Company was in a net income position during the 13 weeks ended October 26, 2013, the dilutive effect of the Company’s convertible preferred shares were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

(6) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 673 bookstores as of October 26, 2013, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 695 stores as of October 26, 2013 that are primarily operated under contracts by B&N College and include sales of digital content within the higher education marketplace through NOOK Study™. The 695 B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third party distribution partners, B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
B&N Retail	$921,023	$996,028	$1,929,225	$2,115,415
B&N College	737,533	773,007	963,555	993,725
NOOK	108,733	160,347	261,870	352,322
Elimination	(33,130)	(44,850)	(90,989)	(123,423)

Total	$1,734,159	$1,884,532	$3,063,661	$3,338,039

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

Sales by Product Line	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Media (a)	72%	72%	69%	69%
Digital (b)	7%	9%	9%	11%
Other (c)	21%	19%	22%	20%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
B&N Retail	$31,994	$38,982	$64,218	$79,922
B&N College	11,735	11,859	23,376	23,574
NOOK	9,955	6,772	21,089	12,152

Total	$53,684	$57,613	$108,683	$115,648

Operating Profit (Loss)	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
B&N Retail	$4,581	$(8,803)	$37,118	$26,735
B&N College	72,582	75,928	41,846	50,181
NOOK	(55,178)	(58,196)	(120,923)	(120,272)

Total	$21,985	$8,929	$(41,959)	$(43,356)

Capital Expenditures	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
B&N Retail	$22,733	$13,250	$34,379	$22,866
B&N College	13,991	13,989	21,075	23,522
NOOK	5,126	13,257	14,683	20,565

Total	$41,850	$40,496	$70,137	$66,953

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

Total Assets (d)	October 26, 2013	October 27, 2012
B&N Retail	$2,297,063	$2,449,730
B&N College	1,400,514	1,390,218
NOOK	380,841	655,357

Total	$4,078,418	$4,495,305

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes toys & games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating income (loss) from reportable segments to income (loss) from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Reportable segments operating profit (loss)	$21,985	$8,929	$(41,959)	$(43,356)
Interest, net	7,555	8,122	15,107	17,064

Consolidated income (loss) before taxes	$14,430	$807	$(57,066)	$(60,420)

(7) Changes in Intangible Assets and Goodwill

		As of October 26, 2013
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	5-25	$271,938	$(54,956)	$216,982
Technology	5-10	10,710	(5,667)	5,043
Distribution contracts	10	8,325	(6,591)	1,734
Other	1-10	6,355	(5,602)	753

		$297,328	$(72,816)	$224,512

Total
Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	21,336

$314,736

Total amortizable and unamortizable intangible assets	$539,248

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended October 26, 2013	$8,700
For the 26 weeks ended October 27, 2012	$11,095

Estimated Amortization Expense:
(12 months ending on or about April 30)
2014	$17,339
2015	$14,868
2016	$11,337
2017	$11,062
2018	$10,790

The carrying amount of goodwill by segment as of October 26, 2013 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of October 26, 2013	$221,426	274,070	$495,496

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on barnesandnoble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued are not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company recognized gift card breakage of $5,840 and $6,015 during the 13 weeks ended October 26, 2013 and October 27, 2012, respectively and $11,672 and $12,060 during the 26 weeks ended October 26, 2013 and October 27, 2012, respectively. The Company had gift card liabilities of $313,581 and $297,191 as of October 26, 2013 and October 27, 2012, respectively.

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, obligations under a junior seller note related to the acquisition of B&N College, tax liabilities and reserves and the Microsoft Commercial Agreement financing transaction (see Note 15). The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities, store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at October 26, 2013, October 27, 2012 and April 27, 2013:

	October 26, 2013	October 27, 2012	April 27, 2013
Deferred rent	$139,609	$166,743	$149,934
Junior Seller Note	—	127,250	127,250
Microsoft Commercial Agreement financing transaction (see Note 15)	96,979	—	52,642
Tax liabilities and reserves	50,149	65,232	54,068
Other	36,641	34,036	36,052

Total long-term liabilities	$323,378	$393,261	$419,946

(10) Income Taxes

The Company recorded an income tax provision of $1,201 on a pre-tax income of $14,430 during the 13 weeks ended October 26, 2013, which represented an effective income tax rate of 8.3%. The Company recorded a $306 tax provision on pre-tax income of $807 during the 13 weeks ended October 27, 2012, which represented an effective income tax rate of 37.9%.

The Company recorded an income tax provision of $16,727 on a pre-tax loss of $(57,066) during the 26 weeks ended October 26, 2013, which represented an effective income tax rate of (29.3)%. The Company recorded a $(21,093) tax benefit on pre-tax loss of $(60,420) during the 26 weeks ended October 27, 2012, which represented an effective income tax rate of 34.9%.

The income tax provisions for the 13 and 26 weeks ended October 26, 2013 do not include income tax benefits on losses incurred by certain domestic operations because the Company recorded valuation allowances against the associated deferred assets. The income tax provision is principally comprised of the result of the activities of profitable jurisdictions and valuation allowances against certain deferred assets at October 26, 2013. The Company’s pre-tax income in profitable jurisdictions, where it records tax provisions, was lower than domestic losses where it maintains valuation allowances and does not record tax benefits, resulting in a negative effective income tax rate for the 26 weeks ended October 26, 2013. The balance sheet presentation of certain tax payable and other items as at October 27, 2012 has been adjusted to conform with the appropriate presentation which is reflected at April 27, 2013.

As of October 26, 2013, the Company had $28,945 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $10,705 accrued for interest and penalties, which is included in the $28,945 of unrecognized tax benefits noted above.

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

For the 26 weeks ended October 26, 2013 and October 27, 2012

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

(12) Credit Facility

The Company is party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016, which is secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. Borrowings under the Credit Facility are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Facility). In addition, the Company has the option to request an increase in commitments under the Credit Facility by up to $300,000, subject to certain restrictions.

The Credit Facility requires Availability (as defined in the Credit Facility) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the Credit Facility) and (ii) $50,000. In addition, the Credit Facility contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company had $105,000 of outstanding debt under the Credit Facility as of October 26, 2013 compared with $338,400 as of October 27, 2012. The Company had $34,485 of outstanding letters of credit under its Credit Facility as of October 26, 2013 compared with $34,567 as of October 27, 2012.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

(13) Stock-Based Compensation

For the 13 and 26 weeks ended October 26, 2013 and October 27, 2012, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Restricted Stock Expense	$584	4,564	$1,293	8,191
Restricted Stock Units Expense	1,042	764	5,994	1,470
Stock Option Expense	(167)	614	(1,606)	1,321

Stock-Based Compensation Expense	$1,459	5,942	$5,681	10,982

On July 8, 2013, the Company announced that William J. Lynch, Jr. resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, effective immediately. In connection with his termination of employment on July 8, 2013, Mr. Lynch received full vesting in respect of 275,846 restricted stock units granted by the Company to Mr. Lynch, which had an aggregate value of $4,968. As a result of his resignation, Mr. Lynch also forfeited 166,667 shares of restricted stock units and 1,000,000 stock options, which had an aggregate forfeiture value of $1,119 and $1,690, respectively. The net stock compensation cost for this resignation was $1,883 and was recorded in selling and administrative expenses during the 13 weeks ended July 27, 2013.

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $709 and $842 for the 13 weeks ended October 26, 2013 and October 27, 2012, respectively and $1,331 and $1,587 for the 26 weeks ended October 26, 2013 and October 27, 2012, respectively.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,579 and $3,471 for the 13 weeks ended October 26, 2013 and October 27, 2012, respectively and $8,537 and $8,207 for the 26 weeks ended October 26, 2013 and October 27, 2012, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended October 26, 2013 and October 27, 2012 and $75 for the 26 weeks ended October 26, 2013 and October 27, 2012.

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

Investment Agreement

Pursuant to the agreement, Microsoft invested $300,000 in NOOK Media in exchange for 300,000 Series A Preferred interests, representing approximately 17.6% of the common membership interests in NOOK Media on an as-converted basis as of closing. Following Microsoft’s investment, the Company retained the common membership interest in NOOK Media, representing approximately 82.4% of the common membership interests in NOOK Media (after giving effect to the conversion of the Series A Preferred interests into common membership interests) as of closing. The investment agreement is classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity, net of investment fees. The temporary equity designation is due to a potential put feature after five years from the closing of the investment agreement on the preferred membership interests. The preferred membership interests have a liquidation preference equal to the original investment.

Commercial Agreement

Under the commercial agreement, NOOK Media has developed and will continue to develop certain applications for Windows 8 for purchasing and consumption of digital reading content. The commercial agreement also requires NOOK Media to use its good faith efforts to undertake an international expansion of the digital business.

As part of the commercial agreement, NOOK Media and Microsoft share in the revenues, net of certain items, from digital content purchased from NOOK Media by customers using the NOOK Media Windows 8 applications or through certain Microsoft products and services that may be developed in the future and are designed to interact with the NOOK Media online bookstore. Microsoft has made and is obligated to continue to make certain guaranteed advance payments to NOOK Media in connection with such revenue sharing. For each of the first three years after the launch of such application for Windows 8, these advance payments are equal to

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

$60,000 per year. These advance payments are subject to deferral under certain circumstances. The Company previously disclosed that it expected to be selling content in 10 international markets by June 30, 2013. While the Company has launched the NOOK app for Windows 8.1 in 32 countries and 21 languages, the Company has not met the content thresholds in all the markets as per the requirements under the commercial agreement. The Company is actively acquiring content internationally and expects to be in compliance with the requirement by the end of the fiscal year. This delay may entitle Microsoft to defer a portion of advance payments until the target expansion requirement is met. Microsoft also has paid and is obligated to continue to pay to NOOK Media $25,000 each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement.

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

Settlement and License Agreement

The patent agreement provides for Microsoft and its subsidiaries to license to the Company and its affiliates certain intellectual property in exchange for royalty payments based on sales of certain devices. Additionally, the Company and Microsoft dismissed certain outstanding patent litigation between the Company, Microsoft and their respective affiliates in accordance with the settlement and license agreement. The Company records the royalty expense upon future NOOK® sales in the statement of operations in cost of sales and occupancy with no expense or liability for the sale of devices prior to this agreement.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

(17) Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of October 26, 2013. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. During the 26 weeks ended October 26, 2013 and October 27, 2012, there were no stock repurchases under this stock repurchase program.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

PATENT LITIGATION

Barnes & Noble, Inc. and its subsidiaries are subject to allegations of patent infringement by various patent holders, including non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from the Company, its competitors, suppliers and resellers. In some of these cases, the Company is the sole defendant. In others, the Company is one of a number of defendants. The Company is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. The following cases are among the patent infringement cases pending against the Company:

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble, Inc. that they were dropping another asserted patent infringement claim. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336 (‘336). The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On June 3-7, 2013 and June 10-11, 2013, the Administrative Law Judge (ALJ) conducted a hearing in the action. On September 6, 2013, the ALJ issued his Initial Determination on Violation of Section 337 (ID), in which the ALJ found that neither the Company nor any of the other Respondents had violated Section 337. Concurrently, as required by governing ITC regulations, the ALJ issued a Recommended Determination on Remedy and Bond (RD). In the RD, the ALJ recommended that if, contrary to the ID, the Commission determines that a violation of Section 337 occurred: (i) a limited exclusion order should issue; (ii) no cease and desist orders should issue; and (iii) no bond should be imposed during the Presidential review period. On September 23, 2013, TPL filed a petition for review of the ID and RD and Respondents, including the Company, filed a contingent petition for review of certain portions of the ID. The original target date for ITC resolution of the investigation is January 6, 2014. However, because the ITC was closed as a result of the federal government shut down, the ITC extended all deadlines by sixteen days, making January 22, 2014 the new target date for completion of the investigation.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. The Court has set a further amended case management schedule under which a claim construction hearing was held on November 1, 2013; fact discovery is to be substantially completed by November 20, 2013, and concluded by December 6, 2013; expert disclosures and discovery are to be completed by no later than January 6, 2014; summary judgment motion briefing is to be completed by January 27, 2014; and a final pretrial conference will be held on February 3, 2014. No trial date has been set.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069 (‘069). On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and non-infringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct.

The court entered a discovery order and docket control order on April 25, 2013. A claim construction hearing is scheduled for April 10, 2014. The District Court has set the trial date for July 6, 2015.

The Company intends to continue to vigorously defend itself against CSIRO’s claims. However, because discovery is in its early stages and the court has not yet construed the asserted claims of the ‘069 patent, we are not able to render a professional judgment as to the likelihood of an unfavorable outcome or the amount of any potential loss.

OTHER LITIGATION AND PROCEEDINGS

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single Judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. That motion is pending, and a decision is not expected from the Court until January 29, 2014 or later. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

The Company also has received inquiries related to this matter from the Federal Trade Commission and eight state attorneys general, all of which have either been closed or have not had any recent activity. The Company intends to cooperate with them if further activity arises. In addition, payment card companies and associations may impose fines by reason of the tampering and federal or state enforcement authorities may impose penalties or other remedies against the Company.

At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or state and federal inquiries related to this matter.

Dustin Torrez, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On October 11, 2011, a complaint was filed in the Superior Court for the State of California against the Company. The complaint was styled as a California state-wide class action. It alleged violations of California Civil Code section 1747.08 (the Song-Beverly Credit Card Act of 1971) due to the Company’s alleged improper requesting and recording of zip codes from California customers who used credit cards as payment. The complaint was re-filed in the Superior Court for the State of California on December 23, 2011 as a separate action. The Summons and Complaint have not been served on the Company for either action. On February 10, 2012, the plaintiff filed a request that the action filed in December be dismissed with prejudice. The dismissal was entered in March 2012.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties have completed pre-certification discovery. On October 18, 2013, the court changed the previously ordered certification motion schedule. The current schedule is as follows: Plaintiff’s motion for class certification was due November 11, 2013, Barnes & Noble’s opposition is due January 13, 2013, and plaintiff’s reply is due February 25, 2014. The hearing date for the certification motion is March 21, 2014. No trial date has been set.

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

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 26, 2013 and October 27, 2012

(Thousands of dollars, except per share data)

(unaudited)

complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Court has stayed all class-wide discovery at this point. The Company filed a summary judgment motion on November 25, 2013.

Securities and Exchange Commission (SEC) Investigation

On October 16, 2013, the SEC’s New York Regional office notified the Company that it had commenced an investigation into: (1) the Company’s restatement of earnings announced on July 29, 2013, and (2) a separate matter related to a former non-executive employee’s allegation that the Company improperly allocated certain Information Technology expenses between its NOOK and Retail segments for purposes of segment reporting. The Company is cooperating with the SEC, including responding to requests for documents.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Barnes & Noble, Inc. as of October 26, 2013 and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended October 26, 2013 and October 27, 2012, and the condensed consolidated statement of cash flows for the twenty-six week periods ended October 26, 2013 and October 27, 2012. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Barnes & Noble, Inc. as of April 27, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 26, 2013. In our opinion, the accompanying condensed consolidated balance sheet as of April 27, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York

December 5, 2013

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its credit facility, cash received and committed in connection with the formation of NOOK Media LLC (NOOK Media) and related commercial agreements, cash received from the Pearson plc (Pearson) strategic investment in NOOK Media and short-term vendor financing.

The Company is party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1 billion in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016, which is secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. Borrowings under the Credit Facility are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Facility). In addition, the Company has the option to request an increase in commitments under the Credit Facility by up to $300 million, subject to certain restrictions.

The Credit Facility requires Availability (as defined in the Credit Facility) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the Credit Facility) and (ii) $50 million. In addition, the Credit Facility contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company’s cash and cash equivalents were $297.3 million as of October 26, 2013, compared with $471.0 million as of October 27, 2012. The decline in cash of $173.7 million is attributable to NOOK losses, partially offset by the Pearson investment, proceeds from the Microsoft Commercial agreement, B&N College profits and improvements in working capital. On October 26, 2013, the Company had borrowings of $105.0 million against its $1.0 billion credit facility compared to $338.4 million in the prior year period. The decline in borrowings of $233.4 million is primarily attributable to cash flows generated by B&N Retail. The Company had $34.5 million of outstanding letters of credit as of October 26, 2013 compared with $34.6 million as of October 27, 2012.

Merchandise inventories decreased $204.3 million, or 11.4%, to $1.592 billion as of October 26, 2013, compared with $1.796 billion as of October 27, 2012. This decrease is primarily due to lower NOOK and B&N College inventories. NOOK inventories decreased due to lower net realizable value and less units on hand. College inventories decreased due to lower new textbook purchases and earlier returns to publishers. Retail inventory decreased on lower trade book inventory and lower sales trends. Receivables, net decreased $40.2 million or 17.21% to $193.3 million as of October 26, 2013, compared to $233.5 million as of October 27, 2012. This decrease was primarily due to lower channel partner receivables. Prepaid expenses and other current assets increased $20.8 million, or 14.5%, to $164.6 million as of October 26, 2013, compared to $143.8 million as of October 27, 2012. This increase was primarily driven by an increase in textbook rental inventory on increased rental business. Short-term deferred taxes increased $54.8 million or 40.7% to $189.7 million as of October 26, 2013, compared to $134.9 million as of October 27, 2012. This increase is primarily due to reclassifications, timing differences and a valuation allowance. Accounts Payable decreased $122.0 million, or 9.1%, to $1.226 billion as of October 26, 2013, compared to $1.348 billion as of October 27, 2012. Accounts payable was 77% and 75% of merchandise inventory as of October 26, 2013 and October 27, 2012, respectively. Accrued liabilities increased $17.9 million, or 3.4%, to $544.0 million as of October 26, 2013, compared to $526.1 million as of October 27, 2012. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other miscellaneous accruals. Gift card liabilities increased $16.4 million, or 5.5%, to $313.6 million as of October 26, 2013, compared to $297.2 million as of October 27, 2012 as gift card issuances exceeded redemptions and breakage over the past twelve months. The Junior Seller Note of $127.3 million relates to the acquisition of B&N College and was reclassified to short-term as it is due September 2014. Other long-term liabilities decreased $69.9 million, or 17.8%, to $323.4 million as of October 26, 2013, compared to $393.3 million as of October 27, 2012. Proceeds received from the Microsoft Commercial Agreement financing transaction were offset by lower tax reserves, deferred rent and the reclassification of the Junior Seller Note to short-term.

The Company has arrangements with third-party manufacturers to produce its NOOK® products. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments are generally made far in advance of finished product delivery. Based on current purchase commitments and product development plans, the Company records a provision for purchase commitments. Future charges may be required based on changes in forecasted sales or strategic direction.

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company plans to launch its new eCommerce website next year. The new website is expected to enhance its search capabilities, enable faster shipping and yield cost savings. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like to buy products shipped to their homes or picked up in the stores. Capital expenditures totaled $70.1 million and $67.0 million during the 26 weeks ended October 26, 2013 and October 27, 2012, respectively.

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison and Microsoft pursuant to which the Company would form NOOK Media, and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The convertible preferred membership interests have a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, whereby, among other things, NOOK Media has developed and distributed a Windows 8 application for e-reading and digital content purchases, and has entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the commercial agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and expects to continue to receive advance payments of $60.0 million per year from Microsoft. These advance payments are subject to deferral under certain circumstances. The Company previously disclosed that it expected to be selling content in 10 international markets by June 30, 2013. While the Company has launched the NOOK app for Windows 8.1 in 32 countries and 21 languages, the Company has not met the content thresholds in all the markets as per the requirements under the commercial agreement. The Company is actively acquiring content internationally and expects to be in compliance with the requirement by the end of the fiscal year. This delay may entitle Microsoft to defer a portion of advance payments until the target expansion requirement is met. Microsoft has paid and is obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

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

Based upon the Company’s current operating levels, management believes cash and cash equivalents on hand, net cash flows from operating activities, cash received and committed in the formation of NOOK Media and related commercial agreements, cash received from the Pearson strategic investment in NOOK Media, short-term vendor financing and the capacity under the credit facility will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

On September 30, 2009, in connection with the closing of the acquisition of B&N College (the Acquisition), the Company issued the sellers (i) a senior subordinated note (the Senior Seller Note) in the principal amount of $100.0 million, with interest of 8% per annum payable on the unpaid principal amount, which was paid on December 15, 2010 in accordance to its scheduled date, and (ii) a junior subordinated note (the Junior Seller Note) in the principal amount of $150.0 million, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount. Pursuant to a settlement agreed to on June 13, 2012, the sellers have agreed to waive their right to receive $22.8 million in principal amount (and interest on such principal amount) of the Junior Seller Note. The net short-term payable of $127.3 million is due September 30, 2014 and has been reclassified to a short-term liability accordingly.

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

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the expanding digital market, increased online competition and the economic downturn. However, the Company has benefited from reduced physical bookstore competition in the marketplace, the successful execution of new merchandising strategies, its ability to acquire new college contracts and by expanding its offerings to college students. Additionally, the Company has leveraged its unique assets, iconic brands and reach to become a leader in the distribution of digital content.

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

The Company sells digital content in the U.K. directly through its NOOK devices and its nook.co.uk website. The Company plans to continue to expand into additional international markets and believes that its partnership with Microsoft will help foster that expansion. The Company previously disclosed that it expected to be in 10 international markets by June 30, 2013. While the Company has launched the NOOK app for Windows 8.1 in 32 countries and 21 languages, the Company has not met the content thresholds in all the markets as per the requirements under the commercial agreement. The Company is actively acquiring content internationally and expects to be in compliance with the requirement by the end of the fiscal year. Additionally, the Company believes that its partnership with Pearson will accelerate customer access to digital content by pairing Pearson’s leading expertise in online learning with NOOK’s expertise in reading technology, online commerce and customer service.

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

Although the Company believes cash on hand, cash flows from operating activities, funds available from its Credit Facility, cash received and committed in the formation of NOOK Media, cash received from the Pearson strategic investment in NOOK Media and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support key strategic initiatives.

Results of Operations

13 and 26 weeks ended October 26, 2013 compared with the 13 and 26 weeks ended October 27, 2012.

Sales

The following table summarizes the Company’s sales for the 13 and 26 weeks ended October 26, 2013 and October 27, 2012:

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	% Total	October 27, 2012	% Total	October 26, 2013	% Total	October 27, 2012	% Total
B&N Retail	$921,023	53.1%	$996,028	52.9%	$1,929,225	63.0%	$2,115,415	63.4%
B&N College	737,533	42.5%	773,007	41.0%	963,555	31.5%	993,725	29.8%
NOOK	108,733	6.3%	160,347	8.5%	261,870	8.5%	352,322	10.5%
Elimination	(33,130)	(1.9)%	(44,850)	(2.4)%	(90,989)	(3.0)%	(123,423)	(3.7)%

Total Sales	$1,734,159	100.0%	$1,884,532	100.0%	$3,063,661	100.0%	$3,338,039	100.0%

During the 13 weeks ended October 26, 2013, the Company’s sales decreased $150.4 million, or 8.0%, to $1.734 billion from $1.885 billion during the 13 weeks ended October 27, 2012. The decrease by segment is as follows:

•	B&N Retail sales for the 13 weeks ended October 26, 2013 decreased $75.0 million, or 7.5%, to $921.0 million from $996.0 million during the same period a year ago, and accounted for 53.1% of total Company sales. The decrease was attributable to a 4.9% decrease in comparable store sales, which decreased sales by $40.9 million and lower online sales, which declined by $11.3 million. Closed stores decreased sales by $18.6 million, partially offset by new stores that increased sales by $4.4 million. Core comparable store sales, which exclude sales of NOOK products, decreased 3.7% as compared to the prior year. Core comparable sales were impacted by lower store traffic and comparisons to the sales of the Fifty Shades trilogy in the prior year. Sales of NOOK® products at B&N Retail declined as a result of lower device unit volume and lower device average selling prices. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•	B&N College sales decreased $35.5 million, or 4.6%, to $737.5 million during the 13 weeks ended October 26, 2013 from $773.0 million during the 13 weeks ended October 27, 2012. This decrease was due primarily to a comparable store sales decline of 3.6% or $38.1 million due to a higher mix of lower priced used textbook rentals and lower textbook sales, partially offset by higher general merchandise sales. Sales were also impacted by the continued growth of textbook rentals where a portion of the rental sale is deferred over the rental period. This increase in the deferral from last year, lowered sales by $18.2 million for the 13 weeks ended October 26, 2013. The decrease was also attributable to closed stores, which decreased sales by $9.7 million, partially offset by new store openings over the past year which increased sales by $29.8 million.

•	NOOK sales decreased $51.6 million, or 32.2%, to $108.7 million during the 13 weeks ended October 26, 2013 from $160.3 million during the 13 weeks ended October 27, 2012. Device and accessories sales decreased $36.2 million or 41.3%, to $51.4 million during the 13 weeks ended October 26, 2013 on lower unit volume and lower average selling prices. Digital content sales decreased $15.4 million or 21.2% to $57.3 million during the 13 weeks ended October 26, 2013 on lower average selling prices and lower device sales volumes.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 13 weeks ended October 26, 2013, B&N Retail had two store openings and three closings, and B&N College had six openings and three closings.

During the 26 weeks ended October 26, 2013, the Company’s sales decreased $274.4 million, or 8.2%, to $3.064 billion from $3.338 billion during the 26 weeks ended October 27, 2012. The decrease by segment is as follows:

•	B&N Retail sales for the 26 weeks ended October 26, 2013 decreased $186.2 million, or 8.8%, to $1.929 billion from $2.115 billion during the same period a year ago, and accounted for 63.0% of total Company sales. The decrease was attributable to a 7.2% decrease in comparable store sales, which decreased sales by $128.4 million and lower online sales, which declined by $19.1 million. Closed stores decreased sales by $38.0 million, partially offset by new stores that increased sales by $7.8 million. Core comparable store sales, which exclude sales of NOOK products, decreased 5.5% as compared to the prior year. Core comparable sales were impacted by lower store traffic and comparisons to the strong sales of the Fifty Shades and Hunger Games trilogies in the prior year. Excluding these trilogies, core comparable sales decreased 2.7%. Sales of NOOK® products at B&N Retail declined as a result of lower device unit volume and lower device average selling prices. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•	B&N College sales decreased $30.2 million, or 3.0%, to $963.6 million during the 26 weeks ended October 26, 2013 from $993.7 million during the 26 weeks ended October 27, 2012. This decrease was primarily due to a comparable store sales decline of 3.2% or $40.8 million due to a higher mix of lower priced used textbook rentals and lower textbook sales, partially offset by higher general merchandise sales. Sales were also impacted by the continued growth of textbook rentals where a portion of the rental sale is deferred over the rental period. This increase in the deferral from last year, lowered sales by $16.7 million for the 26 weeks ended October 26, 2013. The decrease was also attributable to closed stores, which decreased sales by $12.1 million, offset by new store openings over the past year which increased sales by $39.7 million.

•	NOOK sales decreased $90.5 million, or 25.7%, to $261.9 million during the 26 weeks ended October 26, 2013 from $352.3 million during the 26 weeks ended October 27, 2012. Device and accessories sales decreased $61.9 million or 31.3%, to $136.0 million during the 26 weeks ended October 26, 2013 on lower unit volume and lower average selling prices. Digital content sales decreased $28.6 million or 18.5% to $125.9 million during the 26 weeks ended October 26, 2013. The digital content decrease was due to lower device unit selling volumes, lower average selling prices and the comparisons to the Fifty Shades and Hunger Games trilogies in the prior year. Excluding the impact of these two trilogies, digital content sales decreased 13.5%.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 26 weeks ended October 26, 2013, B&N Retail had three store opening and five closings, and B&N College had 21 openings and 12 closings.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales
B&N Retail	$650,665	70.6%	$700,875	70.4%	$1,358,141	70.4%	$1,481,608	70.0%
B&N College	569,498	77.2%	604,786	78.2%	745,271	77.3%	774,462	77.9%
NOOK	85,184	78.3%	141,432	88.2%	221,095	84.4%	307,298	87.2%
Elimination	(33,130)	(30.5)%	(44,850)	(28.0)%	(90,989)	(34.7)%	(123,423)	(35.0)%

Total Cost of Sales and Occupancy	$1,272,217	73.4%	$1,402,243	74.4%	$2,233,518	72.9%	$2,439,945	73.1%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 26, 2013, cost of sales and occupancy decreased $130.0 million, or 9.3%, to $1.272 billion from $1.402 billion during the 13 weeks ended October 27, 2012. Cost of sales and occupancy decreased as a percentage of sales to 73.4% from 74.4% during the same period one year ago. The increase or (decrease) by segment is as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.6% from 70.4% during the same period one year ago. This increase was attributable to occupancy deleverage against the sales decline partially offset by higher mix of higher margin core products in the current year.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 77.2% from 78.2% during the same period one year ago due to a favorable sales mix with higher textbook rentals, general merchandise and an increased margin rate in textbook rentals, partially offset by higher textbook rental deferrals and higher occupancy costs as a result of contract renewals.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 78.3% from 88.2% during the same period one year ago. This decrease is primarily due to lower device markdowns and a lower mix of device sales.

During the 26 weeks ended October 26, 2013, cost of sales and occupancy decreased $206.4 million, or 8.5%, to $2.234 billion from $2.440 billion during the 26 weeks ended October 27, 2012. Cost of sales and occupancy decreased as a percentage of sales to 72.9% from 73.1% during the same period one year ago. The increase or (decrease) by segment is as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.4% from 70.0% during the same period one year ago. This increase was attributable to occupancy deleverage against the sales decline and comparisons to the strong Fifty Shades trilogy margins in the prior year partially offset by higher mix of higher margin core products in the current year.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 77.3% from 77.9% during the same period one year ago due to a favorable sales mix with higher textbook rentals, general merchandise and an increased margin rate in textbook rentals, partially offset by higher textbook rental deferrals and higher occupancy costs as a result of contract renewals.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 84.4% from 87.2% during the same period one year ago. This decrease is primarily due to a lower mix of device sales.

Gross Margin

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales
B&N Retail	$270,358	29.4%	$295,153	29.6%	$571,084	29.6%	$633,807	30.0%
B&N College	168,035	22.8%	168,221	21.8%	218,284	22.7%	219,263	22.1%
NOOK	23,549	31.1%	18,915	16.4%	40,775	23.9%	45,024	19.7%

Total Gross Margin	$461,942	26.6%	$482,289	25.6%	$830,143	27.1%	$898,094	26.9%

The Company’s consolidated gross margin decreased $20.3 million, or 4.2%, to $461.9 million during the 13 weeks ended October 26, 2013 from $482.3 million during the 13 weeks ended October 27, 2012. This decrease was due to the matters discussed above.

The Company’s consolidated gross margin decreased $68.0 million, or 7.6%, to $830.1 million during the 26 weeks ended October 26, 2013 from $898.1 million during the 26 weeks ended October 27, 2012. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales
B&N Retail	$233,783	25.4%	$264,974	26.6%	$469,748	24.3%	$527,150	24.9%
B&N College	83,718	11.4%	80,434	10.4%	153,062	15.9%	145,508	14.6%
NOOK	68,772	91.0%	70,339	60.9%	140,609	82.3%	153,144	66.9%

Total Selling and Administrative Expenses	$386,273	22.3%	$415,747	22.1%	$763,419	24.9%	$825,802	24.7%

Selling and administrative expenses decreased $29.5 million, or 7.1%, to $386.3 million during the 13 weeks ended October 26, 2013 from $415.7 million during the 13 weeks ended October 27, 2012. Selling and administrative expenses increased as a percentage of sales to 22.3% from 22.1% during the same period one year ago. The increase or (decrease) by segment is as follows:

•	B&N Retail selling and administrative expenses decreased as a percentage of sales to 25.4% from 26.6% during the same period one year ago. The prior year included the reversal of a $4.6 million legal settlement accrual. Excluding this reversal, Retail selling and administrative expenses decreased 170 basis points from 27.1% to 25.4% due to lower compensation related costs.

•	B&N College selling and administrative expenses increased as a percentage of sales to 11.4% from 10.4% during the same period one year ago due to increased expenses for digital higher education initiatives and deleveraging against lower sales.

•	NOOK selling and administrative expenses increased as a percentage of sales to 91.0% from 60.9% during the same period one year ago due to deleveraging against the decline in sales.

Selling and administrative expenses decreased $62.4 million, or 7.6%, to $763.4 million during the 26 weeks ended October 26, 2013 from $825.8 million during the 26 weeks ended October 27, 2012. Selling and administrative expenses increased as a percentage of sales to 24.9% from 24.7% during the same period one year ago. Current year expenses included executive severance charges of $5.5 million, while last year’s expenses included $7.1 million of reversals of incentive compensation accruals. In addition, the prior year also included a $4.6 million legal settlement accrual reversal. Excluding these items, expenses declined 40 basis points. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses decreased as a percentage of sales to 24.3% from 24.9% during the same period one year ago. Excluding the items noted above, Retail selling and administrative expenses as a percentage of sales decreased 110 basis points to 24.2% from 25.3% during the same period one year ago. This decrease was primarily due to lower compensation related costs.

•	B&N College selling and administrative expenses increased as a percentage of sales to 15.9% from 14.6% during the same period one year ago due to increased expenses for digital higher education initiatives and deleveraging against lower sales.

•	NOOK selling and administrative expenses increased as a percentage of sales to 82.3% from 66.9% during the same period one year ago due to deleveraging against sales decline, offset by lower advertising costs.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales
B&N Retail	$31,994	3.5%	$38,982	3.9%	$64,218	3.3%	$79,922	3.8%
B&N College	11,735	1.6%	11,859	1.5%	23,376	2.4%	23,574	2.4%
NOOK	9,955	13.2%	6,772	5.9%	21,089	12.3%	12,152	5.3%

Total Depreciation and Amortization	$53,684	3.1%	$57,613	3.1%	$108,683	3.5%	$115,648	3.5%

During the 13 weeks ended October 26, 2013, depreciation and amortization decreased $3.9 million, or 6.8%, to $53.7 million from $57.6 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at Retail, partially offset by additional capital expenditures at NOOK.

During the 26 weeks ended October 26, 2013, depreciation and amortization decreased $6.9 million, or 6.0%, to $108.7 million from $115.6 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at Retail, partially offset by additional capital expenditures at NOOK.

Operating Profit (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales
B&N Retail	$4,581	0.5%	$(8,803)	(0.9)%	$37,118	1.9%	$26,735	1.3%
B&N College	72,582	9.8%	75,928	9.8%	41,846	4.3%	50,181	5.0%
NOOK	(55,178)	(73.0)%	(58,196)	(50.4)%	(120,923)	(70.8)%	(120,272)	(52.5)%

Total Operating Profit (Loss)	$21,985	1.3%	$8,929	0.5%	$(41,959)	(1.4)%	$(43,356)	(1.3)%

The Company’s consolidated operating income increased $13.1 million, or 146.2%, to $22.0 million during the 13 weeks ended October 26, 2013 from $8.9 million during the 13 weeks ended October 27, 2012. This increase was due to the matters discussed above.

The Company’s consolidated operating loss decreased $1.4 million, or 3.2%, to $(42.0) million during the 26 weeks ended October 26, 2013 from $(43.4) million during the 26 weeks ended October 27, 2012. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 26, 2013	October 27, 2012	% of Change	October 26, 2013	October 27, 2012	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$7,555	$8,122	(7.0)%	$15,107	$17,064	(11.5)%

Net interest expense and amortization of deferred financing fees decreased $0.6 million, or 7.0%, to $7.6 million during the 13 weeks ended October 26, 2013 from $8.1 million from the same period one year ago. This decrease was due to lower average borrowings, slightly offset by interest related to the Microsoft Commercial Agreement.

Net interest expense and amortization of deferred financing fees decreased $2.0 million, or 11.5%, to $15.1 million during the 26 weeks ended October 26, 2013 from $17.1 million from the same period one year ago. This decrease was due to lower average borrowings, slightly offset by interest related to the Microsoft Commercial Agreement.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 26, 2013	Effective Rate	October 27, 2012	Effective Rate	October 26, 2013	Effective Rate	October 27, 2012	Effective Rate
Income Taxes	$1,201	8.3%	$306	37.9%	$16,727	(29.3)%	$(21,093)	34.9%

The Company recorded an income tax provision of $1.2 million during the 13 weeks ended October 26, 2013 compared with an income tax provision of $0.3 million during the 13 weeks ended October 27, 2012. The Company’s effective tax rate was 8.3% and 37.9% for the 13 weeks ended October 26, 2013 and October 27, 2012, respectively. The income tax provision for the 13 weeks ended October 26, 2013 does not include income tax benefits on losses incurred by certain domestic operations as the Company recorded valuation allowances against certain domestic deferred assets. The income tax provision is principally comprised of expense from profitable jurisdictions and valuation allowances against certain deferred assets in other jurisdictions. The Company has a negative effective tax rate because it is recording net tax expense even though it is in a cumulative pre-tax loss position.

The Company recorded an income tax provision of $16.7 million during the 26 weeks ended October 26, 2013 compared with an income tax benefit of $(21.1) million during the 26 weeks ended October 27, 2012. The Company’s effective tax rate was (29.3)% and 34.9% for the 26 weeks ended October 26, 2013 and October 27, 2012, respectively. The income tax provision for the 26 weeks ended October 26, 2013 does not include income tax benefits on losses incurred by certain domestic operations as the Company recorded valuation allowances against certain domestic deferred assets. The income tax provision is principally comprised of expense from profitable jurisdictions and valuation allowances against certain deferred assets in other jurisdictions. The Company has a negative effective tax rate because it is recording net tax expense even though it is in a cumulative pre-tax loss position.

In accordance with US GAAP rules on accounting for income taxes, the Company evaluates the realizability of its deferred tax assets at each reporting date. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a particular deferred tax asset will not be realized. As part of this evaluation, the Company reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. The Company’s review of positive evidence included the review of feasible tax planning strategies that may be implemented and the reversal of temporary items. The Company determined that there was sufficient negative evidence to establish valuation allowances against certain deferred tax assets generated during this quarter. The Company will monitor the need for additional valuation allowances at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$13,229	$501	$(73,793)	$(39,327)

As a result of the factors discussed above, the Company reported consolidated net income of $13.2 million during the 13 weeks ended October 26, 2013, compared with consolidated net income of $0.5 million during the 13 weeks ended October 27, 2012.

As a result of the factors discussed above, the Company reported consolidated net loss of $(73.8) million during the 26 weeks ended October 26, 2013, compared with consolidated net loss of $(39.3) million during the 26 weeks ended October 27, 2012.

Critical Accounting Policies

During the second quarter of fiscal 2014, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 for additional information relating to the Company’s use of estimates and other critical accounting policies.

The Company has presented the financial information for the 13 weeks and 26 weeks ended October 27, 2012, as restated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 for additional information relating to the Company’s restatement.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the Company’s businesses resulting from the Company’s prior reviews of strategic alternatives and the potential separation of the Company’s businesses, the risk that the transactions with Microsoft and Pearson do not achieve the expected benefits for the parties or impose costs on the Company in excess of what the Company anticipates, including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, risks associated with the international expansion contemplated by the relationship with Microsoft, including that it is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft and Pearson commercial agreements and the consequences thereof, risks associated with the restatement contained in, the delayed filing of, and the material weakness in internal controls described in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013, risks associated with the SEC investigation disclosed in this quarterly report on Form 10-Q and associated risks and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 26, 2013, the Company’s cash and cash equivalents totaled approximately $297.3 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit facility with Bank of America, N.A.) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $105.0 million and $338.4 million in borrowings under its credit facility at October 26, 2013 and October 27, 2012, respectively.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

In response to the material weakness described above, during the quarter ended October 26, 2013, the Company undertook a manual reconciliation of the distribution center accrual, consistent with the reconciliation process used to complete the Company’s fiscal 2013 annual financial statements. The Company continues to remediate the material weakness and improve its reconciliation processes by enhancing and testing the IT data flow within its systems, and working towards adding additional automated controls to its IT systems. The Company is continuing to work with an outside advisor to evaluate, design and implement effective controls over this process. In addition to the outside advisors, internal personnel are committed to the remediation efforts, including IT, internal audit, finance and accounting personnel. Also, management of the Company has created and filled a new position dedicated to enhancing the reconciliation process, and plans to hire additional personnel in future periods. Monthly reviews will be formalized across cross-functional teams as well. Additionally, the Company’s internal audit personnel will be sampling and testing transactions related to the distribution center accrual as a part of the Company’s internal audit plan for fiscal 2014.

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

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended October 26, 2013 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

PATENT LITIGATION

Barnes & Noble, Inc. and its subsidiaries are subject to allegations of patent infringement by various patent holders, including non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from the Company, its competitors, suppliers and resellers. In some of these cases, the Company is the sole defendant. In others, the Company is one of a number of defendants. The Company is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. The following cases are among the patent infringement cases pending against the Company:

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. As required by the District Court’s Local Patent Rules, LSI and Agere served their Disclosure of Asserted Claims and Infringement Contentions on July 2, 2012. In that disclosure, LSI and Agere asserted infringement of only six of the eleven patents they had previously accused Barnes & Noble, Inc. and barnesandnoble.com llc of infringing. On January 18, 2013, LSI and Agere notified Barnes & Noble, Inc. that they were dropping another asserted patent infringement claim. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336 (‘336). The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ‘336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On June 3-7, 2013 and June 10-11, 2013, the Administrative Law Judge (ALJ) conducted a hearing in the action. On September 6, 2013, the ALJ issued his Initial Determination on Violation of Section 337 (ID), in which the ALJ found that neither the Company nor any of the other Respondents had violated Section 337. Concurrently, as required by governing ITC regulations, the ALJ issued a Recommended Determination on Remedy and Bond (RD). In the RD, the ALJ recommended that if, contrary to the ID, the Commission determines that a violation of Section 337 occurred: (i) a limited exclusion order should issue; (ii) no cease and desist orders should issue; and (iii) no bond should be imposed during the Presidential review period. On September 23, 2013, TPL filed a petition for review of the ID and RD and Respondents, including the Company, filed a contingent petition for review of certain portions of the ID. The original target date for ITC resolution of the investigation is January 6, 2014. However, because the ITC was closed as a result of the federal government shut down, the ITC extended all deadlines by sixteen days, making January 22, 2014 the new target date for completion of the investigation.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. The Court has set a further amended case management schedule under which a claim construction hearing was held on November 1, 2013; fact discovery is to be substantially completed by November 20, 2013, and concluded by December 6, 2013; expert disclosures and discovery are to be completed by no later than January 6, 2014; summary judgment motion briefing is to be completed by January 27, 2014; and a final pretrial conference will be held on February 3, 2014. No trial date has been set.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069 (‘069). On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and non-infringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct.

The court entered a discovery order and docket control order on April 25, 2013. A claim construction hearing is scheduled for April 10, 2014. The District Court has set a trial date for July 6, 2015.

The Company intends to continue to vigorously defend itself against CSIRO’s claims. However, because discovery is in its early stages and the court has not yet construed the asserted claims of the ‘069 patent, we are not able to render a professional judgment as to the likelihood of an unfavorable outcome or the amount of any potential loss.

OTHER LITIGATION AND PROCEEDINGS

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single Judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. That motion is pending, and a decision is not expected from the Court until January 29, 2014 or later. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

The Company also has received inquiries related to this matter from the Federal Trade Commission and eight state attorneys general, all of which have either been closed or have not had any recent activity. The Company intends to cooperate with them if further activity arises. In addition, payment card companies and associations may impose fines by reason of the tampering and federal or state enforcement authorities may impose penalties or other remedies against the Company.

At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or state and federal inquiries related to this matter.

Dustin Torrez, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On October 11, 2011, a complaint was filed in the Superior Court for the State of California against the Company. The complaint was styled as a California state-wide class action. It alleged violations of California Civil Code section 1747.08 (the Song-Beverly Credit Card Act of 1971) due to the Company’s alleged improper requesting and recording of zip codes from California customers who used credit cards as payment. The complaint was re-filed in the Superior Court for the State of California on December 23, 2011 as a separate action. The Summons and Complaint have not been served on the Company for either action. On February 10, 2012, the plaintiff filed a request that the action filed in December be dismissed with prejudice. The dismissal was entered in March 2012.

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties have completed pre-certification discovery. On October 18, 2013, the court changed the previously ordered certification motion schedule. The current schedule is as follows: Plaintiff’s motion for class certification was due November 11, 2013, Barnes & Noble’s opposition is due January 13, 2013, and plaintiff’s reply is due February 25, 2014. The hearing date for the certification motion is March 21, 2014. No trial date has been set.

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

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Court has stayed all class-wide discovery at this point. The Company filed a summary judgment motion on November 25, 2013.

Securities and Exchange Commission (SEC) Investigation

On October 16, 2013, the SEC’s New York Regional office notified the Company that it had commenced an investigation into: (1) the Company’s restatement of earnings announced on July 29, 2013, and (2) a separate matter related to a former non-executive employee’s allegation that the Company improperly allocated certain Information Technology expenses between its NOOK and Retail segments for purposes of segment reporting. The Company is cooperating with the SEC, including responding to requests for documents.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28, 2013 – August 24, 2013	24,148	$15.87	—	$2,470,561
August 25, 2013 – September 28, 2013	8,635	$13.67	—	$2,470,561
September 29, 2013 – October 26, 2013	—	$—	—	$2,470,561

Total	32,783	$15.29	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan, 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of October 26, 2013.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of October 26, 2013, the Company has repurchased 34,280,767 shares at a cost of approximately $1.07 billion. The repurchased shares are held in treasury.

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

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer
(principal financial officer)

By:	/s/ PETER M. HERPICH
Peter M. Herpich
Vice President, Corporate Controller
(principal accounting officer)

December 5, 2013

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