Form 10-Q
period 2014-01-25
BARNES & NOBLE INC
filed 2014-03-05
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2014

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

As of February 28, 2014, 59,881,878 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 110,323 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 25, 2014

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Sales	$1,995,790	2,223,945	$5,059,451	5,561,984
Cost of sales and occupancy	1,392,349	1,670,433	3,625,867	4,110,378

Gross profit	603,441	553,512	1,433,584	1,451,606

Selling and administrative expenses	430,369	494,094	1,193,788	1,319,896
Depreciation and amortization	54,356	55,761	163,039	171,409

Operating profit (loss)	118,716	3,657	76,757	(39,699)
Interest expense, net and amortization of deferred financing fees	7,761	8,772	22,868	25,835

Income (loss) before taxes	110,955	(5,115)	53,889	(65,534)
Income taxes	47,725	(1,432)	64,453	(22,524)

Net income (loss)	$63,230	(3,683)	$(10,564)	(43,010)

Income (loss) per common share
Basic	$0.95	(0.14)	$(0.40)	(0.97)
Diluted	$0.86	(0.14)	$(0.40)	(0.97)

Weighted average common shares outstanding
Basic	59,033	58,316	58,919	58,168
Diluted	71,033	58,316	58,919	58,168

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Net income (loss)	$63,230	(3,683)	$(10,564)	(43,010)
Other comprehensive earnings, net of tax	—	—	—	—

Total comprehensive income (loss)	$63,230	(3,683)	$(10,564)	(43,010)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 25, 2014	January 26, 2013	April 27, 2013
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$489,583	213,643	160,470
Receivables, net	296,759	396,169	149,369
Merchandise inventories, net	1,441,889	1,784,949	1,410,769
Prepaid expenses and other current assets	136,059	115,888	116,634
Short-term deferred taxes	169,966	125,759	209,893

Total current assets	2,534,256	2,636,408	2,047,135

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,239,446	1,208,770	1,224,384
Fixtures and equipment	1,925,899	1,845,100	1,883,504

	3,167,886	3,056,411	3,110,429
Less accumulated depreciation and amortization	2,637,613	2,483,042	2,525,520

Net property and equipment	530,273	573,369	584,909

Goodwill	495,496	514,417	495,496
Intangible assets, net	532,761	553,099	547,931
Other noncurrent assets	48,391	63,001	57,065

Total assets	$4,141,177	4,340,294	3,732,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,135,535	1,256,754	805,194
Accrued liabilities	629,145	616,720	569,240
Gift card liabilities	392,244	386,704	341,036
Short-term note payable	127,250	—	—

Total current liabilities	2,284,174	2,260,178	1,715,470

Long-term debt	—	—	77,000
Long-term deferred taxes	256,235	247,449	231,215
Other long-term liabilities	331,305	421,034	419,946

Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	194,482	193,220	193,535
Preferred Membership Interests in NOOK Media, LLC	382,954	381,184	381,627

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 93,335, 92,139 and 92,784 shares issued, respectively	93	92	93
Additional paid-in capital	1,390,582	1,383,430	1,383,848
Accumulated other comprehensive loss	(16,692)	(16,635)	(16,692)
Retained earnings	385,685	529,844	410,349
Treasury stock, at cost, 34,295, 33,810 and 34,078 shares, respectively	(1,067,641)	(1,059,502)	(1,063,855)

Total shareholders’ equity	692,027	837,229	713,743

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$4,141,177	4,340,294	3,732,536

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 25, 2014

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 27, 2013	$93	1,383,848	(16,692)	410,349	(1,063,855)	$713,743

Net loss	—	—	—	(10,564)	—	(10,564)
Exercise of 10 common stock options	—	158	—	—	—	158
Stock options and restricted stock tax benefits	—	(1,571)	—	—	—	(1,571)
Stock-based compensation expense	—	8,147	—	—	—	8,147
Accretive dividend on preferred stockholders and membership interests	—	—	—	(2,274)	—	(2,274)
Accrued/paid dividends for preferred stockholders	—	—	—	(11,826)	—	(11,826)
Treasury stock acquired, 217 shares	—	—	—	—	(3,786)	(3,786)

Balance at January 25, 2014	$93	1,390,582	(16,692)	385,685	(1,067,641)	$692,027

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 25, 2014 and January 26, 2013

(In thousands)

(unaudited)

	39 weeks ended
	January 25, 2014	January 26, 2013
Cash flows from operating activities:
Net loss	$(10,564)	$(43,010)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	167,302	175,444
Stock-based compensation expense	8,147	16,930
Non-cash impairment charge	2,801	5,932
Deferred taxes	63,199	(2,790)
Loss on disposal of property and equipment	160	1,189
Decrease in other long-term liabilities	(24,938)	(23,018)
Changes in operating assets and liabilities, net	243,509	77,663

Net cash flows provided by operating activities	449,616	208,340

Cash flows from investing activities:
Purchases of property and equipment	(96,178)	(111,095)
Net (increase) decrease in other noncurrent assets	4,395	(7,121)
Other investing activities, net	—	(4,100)

Net cash flows used in investing activities	(91,783)	(122,316)

Cash flows from financing activities:
Net proceeds from Microsoft Commercial Agreement financing arrangement	63,547	27,495
Net decrease in credit facility	(77,000)	(324,200)
Proceeds from exercise of common stock options	158	2,290
Purchase of treasury stock	(3,786)	(1,220)
Cash dividends paid to shareholders	(11,826)	(11,826)
Excess tax benefit from stock-based compensation	187	326
Net proceeds from issuance of Preferred Membership interests	—	380,623

Net cash flows provided by (used in) financing activities	(28,720)	73,488

Net increase in cash and cash equivalents	329,113	159,512
Cash and cash equivalents at beginning of period	160,470	54,131

Cash and cash equivalents at end of period	$489,583	$213,643

Changes in operating assets and liabilities, net:
Receivables, net	$(147,390)	$(226,222)
Merchandise inventories	(31,120)	(223,108)
Prepaid expenses and other current assets	20,502	35,448
Accounts payable and accrued liabilities	401,517	491,545

Changes in operating assets and liabilities, net	$243,509	$77,663

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,771	$23,166
Income taxes (net of refunds)	$1,708	$2,859
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	$3,942

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 25, 2014 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 27, 2013 (fiscal 2013).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 25, 2014 are not indicative of the results to be expected for the 53 weeks ending May 3, 2014 (fiscal 2014).

(1) Merchandise Inventories

B&N Retail inventory cost is determined primarily by the retail inventory method under the first-in, first-out (FIFO) basis. B&N College inventory is also determined by the retail inventory method. However, its textbook and trade book inventories are valued on a last-in, first-out (LIFO) basis, where the related reserve was not material to the recorded amount of the Company’s inventories at January 25, 2014. The Company recorded LIFO adjustments of ($3,934) and $308 during the 13 weeks ended January 25, 2014 and January 26, 2013, respectively and ($4,508) and $1,525 during the 39 weeks ended January 25, 2014 and January 26, 2013, respectively. Textbook rentals are reclassified to Prepaid and Other Current Assets in the period in which they were rented, and are amortized to their estimated residual value over the rental period. NOOK merchandise inventories are determined based on the average cost method.

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

The Company has restated its previously reported consolidated financial statements for the 13 and 39 weeks ended January 26, 2013. In fiscal 2013, management determined that the Company had incorrectly overstated certain accruals for the periods prior to April 27, 2013, as a result of inadequate controls over its distribution center accrual reconciliation process. In addition, in reviewing the Company’s components of deferred income tax assets and liabilities, management determined that a deferred income tax liability was

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

related to a transaction in which gain was reported for both accounting and tax purposes prior to 2010. Accordingly, management concluded that this deferred income tax liability should be reversed. Also, in fiscal 2013, management determined that the Company had not accrued a tenant allowance related to one of its properties in fiscal 2012 and did not record the current portion of deferred rent and tenant allowances as current liabilities. The financial information included in the accompanying financial statements and notes thereto reflect the impact of the corrections and other adjustments described within.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 3% and 8%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of January 25, 2014, January 26, 2013 and April 27, 2013 was $13,348, $18,855 and $15,331, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

(5) Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to unvested restricted shares, unvested restricted stock units and shares issuable under the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended January 25, 2014 was calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 and 39 weeks ended January 26, 2013 and the 39 weeks ended January 25, 2014, participating securities in the amount of 2,750,951, 2,841,629 and 2,748,293, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Numerator for basic income (loss) per share:
Net income (loss)	$63,230	(3,683)	$(10,564)	(43,010)
Preferred stock dividends	(3,942)	(3,942)	(11,825)	(11,825)
Accretion of dividends on preferred stock	(316)	(739)	(947)	(1,508)
Less allocation of earnings and dividends to participating securities	(2,604)	—	—	—

Net income (loss) available to common shareholders	$56,368	(8,364)	$(23,336)	(56,343)

Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$56,368	(8,364)	$(23,336)	(56,343)
Preferred stock dividends	3,942	—	—	—
Accretion of dividends on preferred stock	316	—	—	—
Allocation of earnings and dividends to participating securities	2,604	—	—	—
Less diluted allocation of earnings and dividends to participating securities	(2,338)	—	—	—
Effect of dilutive options	—	—	—	—

Net income (loss) available to common shareholders	$60,892	(8,364)	$(23,336)	(56,343)

Denominator for basic income (loss) per share:
Basic weighted average common shares	59,033	58,316	58,919	58,168

Denominator for diluted income (loss) per share:
Basic weighted average common shares	59,033	58,316	58,919	58,168
Preferred shares	12,000	—	—	—

Diluted weighted average common shares	71,033	58,316	58,919	58,168

Income (loss) per common share
Basic	$0.95	(0.14)	$(0.40)	(0.97)
Diluted	$0.86	(0.14)	$(0.40)	(0.97)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

(6) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 663 bookstores as of January 25, 2014, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 696 stores as of January 25, 2014 that are primarily operated under contracts by B&N College and include sales of digital content within the higher education marketplace through NOOK Study™. The 696 B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to third party distribution partners, B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
B&N Retail	$1,410,308	$1,505,151	$3,339,533	$3,620,566
B&N College	486,221	517,228	1,449,776	1,510,953
NOOK	156,866	315,965	418,736	668,287
Elimination	(57,605)	(114,399)	(148,594)	(237,822)

Total	$1,995,790	$2,223,945	$5,059,451	$5,561,984

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Sales by Product Line	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Media (a)	67%	64%	68%	67%
Digital (b)	9%	15%	9%	13%
Other (c)	24%	21%	23%	20%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
B&N Retail	$31,975	$35,107	$96,193	$115,029
B&N College	11,895	11,479	35,271	35,053
NOOK	10,486	9,175	31,575	21,327

Total	$54,356	$55,761	$163,039	$171,409

Operating Profit (Loss)	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
B&N Retail	$167,639	$180,801	$204,757	$207,536
B&N College	23,354	22,434	65,200	72,615
NOOK	(72,277)	(199,578)	(193,200)	(319,850)

Total	$118,716	$3,657	$76,757	$(39,699)

Capital Expenditures	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
B&N Retail	$11,319	$9,132	$45,699	$31,998
B&N College	7,285	6,230	28,359	29,752
NOOK	7,437	28,780	22,120	49,345

Total	$26,041	$44,142	$96,178	$111,095

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Total Assets (d)	January 25,	January 26,
	2014	2013
B&N Retail	$2,279,609	$2,295,020
B&N College	1,526,698	1,360,152
NOOK	334,870	685,122

Total	$4,141,177	$4,340,294

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating income (loss) from reportable segments to income (loss) from operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Reportable segments operating profit (loss)	$118,716	$3,657	$76,757	$(39,699)
Interest, net	7,761	8,772	22,868	25,835

Consolidated income (loss) before taxes	$110,955	$(5,115)	$53,889	$(65,534)

(7) Changes in Intangible Assets and Goodwill

		As of January 25, 2014
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships and other acquired intangible assets	5-25	$271,938	$(58,414)	$213,524
Technology	5-10	10,710	(6,272)	4,438
Distribution contracts	10	8,325	(7,237)	1,088
Other	1-10	6,353	(5,776)	577

		$297,326	$(77,699)	$219,627

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Unamortizable Intangible Assets	Trade Name	Publishing Contracts	Total
Balance at April 27, 2014	$293,400	21,336	$314,736
Impairment(a)	—	(1,602)	(1,602)

Balance at January 25, 2014	$293,400	19,734	$313,134

Total amortizable and unamortizable intangible assets			$532,761

(a)	The Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. During the third quarter of fiscal 2014, the Company completed its annual impairment tests for its other unamortizable intangible assets by comparing the estimated fair value to the carrying value of such assets and determined that one of its publishing contracts has become impaired. As a result, during the third quarter of fiscal 2014, the Company recorded a non-cash impairment charge of $1,602 in selling and administrative expenses.

Amortizable intangible assets are generally amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 39 weeks ended January 25, 2014	$13,584
For the 39 weeks ended January 26, 2013	$16,176

Estimated Amortization Expense:
(12 months ending on or about April 30)
2014	$17,839
2015	$14,721
2016	$11,189
2017	$10,914
2018	$10,729

The carrying amount of goodwill by segment as of January 25, 2014 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of January 25, 2014	$221,426	274,070	$495,496

(8) Gift Cards

The Company sells gift cards which can be used in its stores or on barnesandnoble.com. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, some portion of the gift cards issued are not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $5,831 and $6,001 during the 13 weeks ended January 25, 2014 and January 26, 2013, respectively and $17,503 and $18,061 during the 39 weeks ended January 25, 2014 and January 26, 2013, respectively. The Company had gift card liabilities of $392,244 and $386,704 as of January 25, 2014 and January 26, 2013, respectively.

(9) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, obligations under a junior seller note related to the acquisition of B&N College, tax liabilities and reserves and the Microsoft Commercial Agreement financing transaction (see Note 15). The junior seller note of $127,250 was reclassified to short-term as it is due September 2014. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include accrued pension liabilities, store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at January 25, 2014, January 26, 2013 and April 27, 2013:

	January 25, 2014	January 26, 2013	April 27, 2013
Deferred rent	$132,620	$160,149	$149,934
Junior Seller Note	—	127,250	127,250
Microsoft Commercial Agreement financing transaction (see Note 15)	119,467	28,546	52,642
Tax liabilities and reserves	40,814	66,585	54,068
Other	38,404	38,504	36,052

Total long-term liabilities	$331,305	$421,034	$419,946

(10) Income Taxes

The Company recorded an income tax provision of $47,725 on a pre-tax income of $110,955 during the 13 weeks ended January 25, 2014, which represented an effective income tax rate of 43.0%. The Company recorded a $(1,432) tax benefit on pre-tax loss of $(5,115) during the 13 weeks ended January 26, 2013, which represented an effective income tax rate of 28.0%.

The Company recorded an income tax provision of $64,453 on a pre-tax income of $53,889 during the 39 weeks ended January 25, 2014, which represented an effective income tax rate of 119.6%. The Company recorded a $(22,524) tax benefit on pre-tax loss of $(65,534) during the 39 weeks ended January 26, 2013, which represented an effective income tax rate of 34.4%.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

The income tax provisions for the 13 and 39 weeks ended January 25, 2014 do not include income tax benefits on losses incurred by certain domestic operations because the Company recorded valuation allowances against the associated deferred assets. During the 13 weeks ended January 25, 2014, the Company recorded an additional valuation allowance against certain deferred tax assets as a result of decisions made regarding the Company’s future device strategy in international markets. The impact of this item on the 13 weeks ended January 25, 2014 income tax provision was an increase of $44,245. The income tax provision is principally comprised of the result of the activities of profitable jurisdictions and valuation allowances against certain deferred assets at January 25, 2014. The Company’s pre-tax income in profitable jurisdictions, where it records tax provisions, was lower than domestic losses where it maintains valuation allowances and does not record tax benefits. The balance sheet presentation of certain tax payable and other items as at January 26, 2013 has been adjusted to conform with the appropriate presentation which is reflected at April 27, 2013.

As of January 25, 2014, the Company had $26,898 of unrecognized tax benefits, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $10,394 accrued for interest and penalties, which is included in the $26,898 of unrecognized tax benefits noted above. Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 25, 2014 could decrease by approximately $10,376 within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

The Company had no outstanding debt under the Credit Facility as of January 25, 2014 and January 26, 2013. The Company had $34,363 of outstanding letters of credit under its Credit Facility as of January 25, 2014 compared with $34,567 as of January 26, 2013.

(13) Stock-Based Compensation

For the 13 and 39 weeks ended January 25, 2014 and January 26, 2013, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Restricted Stock Expense	$390	4,078	$1,683	12,269
Restricted Stock Units Expense	1,694	758	7,688	2,228
Stock Option Expense	382	887	(1,224)	2,208

Stock-Based Compensation Expense	$2,466	5,723	$8,147	16,705

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

On July 8, 2013, the Company announced that William J. Lynch, Jr. resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, effective immediately. In connection with his termination of employment on July 8, 2013, Mr. Lynch received full vesting in respect of 275,846 restricted stock units granted by the Company to Mr. Lynch, which had an aggregate value of $4,968. As a result of his resignation, Mr. Lynch forfeited 166,667 shares of restricted stock units and 1,000,000 stock options, which had an aggregate forfeiture value of $1,119 and $1,690, respectively. The net stock compensation cost for his resignation was $1,883 and was recorded in selling and administrative expenses during the 13 weeks ended July 27, 2013.

(14) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively, and the Pension Plan will continue to hold assets and pay benefits. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $582 and $751 for the 13 weeks ended January 25, 2014 and January 26, 2013, respectively and $1,913 and $2,338 for the 39 weeks ended January 25, 2014 and January 26, 2013, respectively.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,848 and $3,848 for the 13 weeks ended January 25, 2014 and January 26, 2013, respectively and $12,384 and $12,055 for the 39 weeks ended January 25, 2014 and January 26, 2013, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended January 25, 2014 and January 26, 2013 and $113 for the 39 weeks ended January 25, 2014 and January 26, 2013.

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

Concurrently with its entry into this agreement, the Company also entered into a commercial agreement with Microsoft, pursuant to which, among other things, NOOK Media would develop and distribute a Windows 8 application for eReading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

This methodology values financial instruments whose value is dependent on an underlying total equity value by sampling random paths for the total equity value. The assumptions that are analyzed and incorporated into the model include closing date, valuation date, sales price of the preferred membership interests and warrants, warrant expiration date, time to liquidity event, risk-free rate, volatility, various correlations and the probability of meeting the net sales target. Based on the Company’s analysis, the total fair value of preferred membership interests warrants as of the valuation date was $1,700 and was recorded as a noncurrent asset and a long term liability. During the 13 weeks ended January 25, 2014, management determined that the probability of meeting the net sales target by the warrant measurement date was remote and fully wrote down the value of the warrant accordingly. Management will continue to monitor the sales projections in relation to the sales target.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment. On December 27, 2013, NOOK Media entered into an amendment to the commercial agreement that extends the term of the agreement and the timing of the measurement period to meet certain revenue share milestones.

(17) Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of January 25, 2014. Stock

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. During the 39 weeks ended January 25, 2014 and January 26, 2013, there were no stock repurchases under this stock repurchase program.

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

For the 39 weeks ended January 25, 2014 and January 26, 2013

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

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. In their July 2, 2012 disclosure of asserted claims and infringement contentions, LSI and Agere asserted infringement of only six of the eleven patents they had previously asserted. On January 18, 2013, LSI and Agere notified Barnes & Noble, Inc. that they were dropping another asserted patent. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. In their July 1, 2013 disclosure of asserted claims and infringement contentions relating to the five additional patents, LSI and Agere did not assert infringement of U.S. Patent No. 5,568,167. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336 (’336). The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ’336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On June 3-7, 2013 and June 10-11, 2013, the Administrative Law Judge (ALJ) conducted a hearing in the action. On September 6, 2013, the ALJ issued his Initial Determination on Violation of Section 337 (ID), in which the ALJ found that neither the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Company nor any of the other Respondents had violated Section 337. Concurrently, as required by governing ITC regulations, the ALJ issued a Recommended Determination on Remedy and Bond (RD). In the RD, the ALJ recommended that if, contrary to the ID, the Commission determined that a violation of Section 337 occurred: (i) a limited exclusion order should issue; (ii) no cease-and-desist orders should issue; and (iii) no bond should be imposed during the Presidential review period. On September 23, 2013, TPL filed a petition for review of the ID and RD and Respondents, including the Company, filed a contingent petition for review of certain portions of the ID. On November 25, 2013, the Commission granted partial review of the ID. On February 19, 2014, the Commission issued its Notice of Commission Determination Finding No Violation of Section 337; Termination of Investigation (Notice). In its Notice, the Commission affirmed the ALJ’s challenged claim constructions and non-infringement findings and, therefore, terminated the investigation.

Also on July 24, 2012, TPL filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint similarly alleges that the Company is infringing the ’336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 21, 2012, TPL and the Company filed a stipulation agreeing to stay the action pending final resolution of the ITC action. On September 26, 2012, the District Court granted the motion to stay.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, has been adjourned by the Court until April 4, 2014. No trial date has been set.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069 (’069). On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

non-infringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct. On November 23, 2013, the ’069 patent expired. On January 23, 2014, CSIRO served an amended complaint to allege that the Company is infringing the ’069 patent because its products may support the 802.11 ac and draft ac standards. In this amended complaint, CSIRO dropped its request for injunctive relief. On January 23, 2014, the Company served an amended answer to set forth additional Fair, Reasonable and Non-Discriminatory (F/RAND) related defenses and counterclaims: breach of contract, promissory estoppel, and waiver. On February 6, 2014, the Company and CSIRO responded to these amended pleadings.

The District Court entered a discovery order and docket control order on April 25, 2013. On February 5, 2014, the court entered an order changing the Markman related deadlines and moving up the Markman hearing from April 10, 2014 to April 3, 2014. The District Court has set the trial date for July 6, 2015.

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

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. That motion is pending. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

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

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties have completed pre-certification discovery. The court changed the previously ordered certification motion schedule; the current schedule is as follows: Plaintiff’s motion for class certification was filed November 11, 2013, Barnes & Noble’s opposition was filed February 28, 2014, and plaintiff’s reply is due April 11, 2014. The hearing date for the certification motion is May 5, 2014. No trial date has been set.

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

Casandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. Plaintiff filed a motion to remand the case to state court on February 28, 2014; the Company’s response to the motion is due on April 9, 2014, Plaintiff’s reply is due April 16, 2014 and the Court will hear argument on this request April 23, 2014.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Court has stayed all class-wide discovery at this point. The Company filed a summary judgment motion on November 25, 2013. That motion is fully briefed and is pending before the Court.

David Shaev Profit Sharing Account v. Leonard Riggio et al.

On December 17, 2013, David Shaev Profit Sharing Account (Shaev) filed a verified shareholder derivative complaint against Leonard Riggio, George Campbell, Jr., Mark Carleton, William Dillard, II, David Golden, Patricia Higgins, Gregory Maffei and David Wilson (collectively, the defendants), and naming Barnes & Noble, Inc., as nominal defendant, in the Supreme Court of New York, County of New York. The complaint alleges that defendants (1) breached their fiduciary duties by knowingly or recklessly permitting the Company to function without effective internal controls over financial reporting while simultaneously allowing the Company to assure the public that the Company’s internal controls functioned properly; and (2) abused their ability to control and influence the Company. The complaint was served on the Company on December 19, 2013, and assigned to the Commercial Division of the Supreme Court on February 4, 2014. The Company filed a motion to dismiss the complaint on February 14, 2014. In response, Shaev has indicated its intention to file an amended complaint, which, pursuant to a stipulation filed with the Court, it has until March 14, 2014 to do.

Taylor v. Barnes & Noble, Inc., et al.

Maitland-Lewis v. Barnes & Noble, Inc., et al.

Anthony Taylor (Taylor) and Stephen Maitland-Lewis (Maitland-Lewis) filed class action complaints for violations of the federal securities law on January 8, 2014, and January 23, 2014, respectively. Both of these actions, which are substantially similar, were filed in the United States District Court for the Southern District of New York. Barnes & Noble, Inc., Leonard Riggio, William Lynch, Jr., and Michael Huseby are named as defendants in the Taylor action. Barnes & Noble, Inc., Michael Huseby, William Lynch, Jr. and Allen Lindstrom are named as defendants in the Maitland-Lewis action. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (making false statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 25, 2014 and January 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

or otherwise engaging in a scheme to defraud, or omitting to state material facts causing inflation of company stock), and Section 20(a) of the Securities Exchange Act of 1934 (liability for controlling persons). Specifically, plaintiffs allege that the defendants made, or caused the Company to make, false statements or omitted, or caused the Company to omit, material information with respect to the Company’s failure to implement adequate internal controls over financial reporting.

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

(20) Subsequent Events

On February 3, 2014, the Board of Directors of the Company approved a specific component of a plan to rationalize its NOOK business. This action included a workforce reduction reflecting a shift in strategy to reposition NOOK’s platform to hardware and content distribution partnerships, thereby reducing the hardware related burden.

This workforce reduction resulted in the elimination of approximately 75 positions. Charges associated with this reduction in force were approximately $2,357, which includes benefits and severance arrangements, which will be recorded in the fourth quarter of fiscal 2014. As the Company further refines its strategy, it could incur additional rationalization charges including occupancy, asset impairments, severance and other overhead related charges. The Company currently estimates that these future net charges could be as high as approximately $40,000. Substantially all of such estimated future charges are related to the potential consolidation and or relocation of the NOOK offices, and associated charges, that may occur to improve cost efficiency, while better serving NOOK employees.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. as of January 25, 2014 and the related condensed consolidated statements of operations and comprehensive income for the thirteen and thirty-nine week periods ended January 25, 2014 and January 26, 2013, and the condensed consolidated statement of cash flows for the thirty-nine week periods ended January 25, 2014 and January 26, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Barnes & Noble, Inc. as of April 27, 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated July 26, 2013, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the accompanying condensed consolidated balance sheet as of April 27, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York

March 5, 2014

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

The Company’s cash and cash equivalents were $489.6 million as of January 25, 2014, compared with $213.6 million as of January 26, 2013. The increase in cash of $275.9 million is attributable to the proceeds from the Microsoft Commercial Agreement, B&N Retail and B&N College profits and improvements in working capital, including the sell through of existing NOOK inventory, partially offset by NOOK losses. On January 25, 2014 and January 26, 2013, the Company had no borrowings under its $1.0 billion credit facility. During the 39 weeks ended January 25, 2014, the Company had gross borrowings of $734 million and gross repayments of $811 million under its credit facility netting to a $77 million reduction in its credit facility. The Company had $34.4 million of outstanding letters of credit as of January 25, 2014 compared with $34.6 million as of January 26, 2013.

Merchandise inventories decreased $343.1 million, or 19.2%, to $1.442 billion as of January 25, 2014, compared with $1.785 billion as of January 26, 2013. This decrease is primarily due to lower NOOK and B&N Retail inventories. NOOK inventories decreased due to the sell through of devices, while Retail declined on lower sales volume. Receivables, net decreased $99.4 million, or 25.1%, to $296.8 million as of January 25, 2014, compared to $396.2 million as of January 26, 2013. This decrease was primarily due to lower channel partner business. Prepaid expenses and other current assets increased $20.2 million, or 17.4%, to $136.1 million as of January 25, 2014, compared to $115.9 million as of January 26, 2013. This increase was primarily driven by an increase in textbook rental inventory on increased rental business. Short-term deferred taxes increased $44.2 million, or 35.2%, to $170.0 million as of January 25, 2014, compared to $125.8 million as of January 26, 2013. This increase is primarily due to reclassifications, timing differences and a valuation allowance. Accounts payable decreased $121.2 million, or 9.7%, to $1.136 billion as of January 25, 2014, compared to $1.257 billion as of January 26, 2013. Accounts payable was 79% and 70% of merchandise inventory as of January 25, 2014 and January 26, 2013, respectively. Accounts payable was reduced by $9.1 million and $4.0 million as of January 25, 2014 and January 26, 2013, respectively, due to vendor settlements. Accrued liabilities increased $12.4 million, or 2.0%, to $629.1 million as of January 25, 2014, compared to $616.7 million as of January 26, 2013. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other miscellaneous accruals. Gift card liabilities increased $5.5 million, or 1.4%, to $392.2 million as of January 25, 2014, compared to $386.7 million as of January 26, 2013 as gift card issuances exceeded redemptions and breakage over the past twelve months. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns. The Junior Seller Note of $127.3 million relates to the acquisition of B&N College and is due September 2014. Other long-term liabilities decreased $89.7 million, or 21.3%, to $331.3 million as of January 25, 2014, compared to $421.0 million as of January 26, 2013. This decrease was due to the reclassification of the Junior Seller Note to short-term, lower tax reserves and deferred rent partially offset by proceeds received from the Microsoft Commercial Agreement.

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

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company plans to launch its new eCommerce website this year. The new website is expected to enhance its search capabilities, enable faster shipping and yield cost savings. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores. Capital expenditures totaled $96.2 million and $111.1 million during the 39 weeks ended January 25, 2014 and January 26, 2013, respectively.

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison and Microsoft pursuant to which the Company would form NOOK Media, and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The convertible preferred membership interests have a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft, whereby, among other things, NOOK Media has developed and distributed a Windows 8 application for eReading and digital content purchases, and has entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the commercial agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and expects to continue to receive advance payments of $60.0 million per year from Microsoft. These advance payments are subject to deferral under certain circumstances. The Company previously disclosed that it expected to be selling content in 10 international markets by June 30, 2013. While the Company has launched the NOOK app for Windows 8.1 in 32 countries and 21 languages, the Company has not met the content thresholds in all the markets as per the requirements under the commercial agreement. The Company is actively acquiring content internationally and expects to be in compliance with the requirement by the end of the fiscal year. This delay may entitle Microsoft to defer a portion of advance payments until the target expansion requirement is met. Microsoft has paid and is obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

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

NOOK represents the Company’s digital business, including devices, digital content and accessories. Over the past four years, the Company entered the eBook market, launched its NOOK® brand of eReading products, and has introduced several NOOK® black-and-white and color devices, which provide a fun, easy-to-use and immersive digital reading experience. With NOOK®, customers gain access to the expansive NOOK Store™ of more than three million digital books, plus periodicals, comics, apps, movies and TV shows. In addition to NOOK® devices, the Company makes it easy for customers to enjoy any book, anytime, anywhere with its free line of NOOK® Reading Apps™. Customers can use Barnes & Noble’s eReading software to access and read books from their personal Barnes & Noble digital library on many third party devices including Windows 8 PCs and tablets, iPads™, iPhones®, and Android™ tablets and smartphones. The Lifetime Library™ helps ensure that Barnes & Noble customers will always be able to access their digital libraries on NOOK® products and software-enabled devices.

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

The Company has made significant investments building the valuable NOOK® digital retailing platform, which has resulted in millions of digital customers buying content from Barnes & Noble. The Company’s digital strategy is to offer customers any digital book or magazine, any time, on any device. The Company remains committed to having a premier digital bookstore and is focused on selling content to its existing customers as well as exploring new markets. Additionally, the Company remains committed to delivering world-class reading experiences to its customers through its reading centric e-Ink and color reading devices. As the Company seeks to reduce costs and device exposure, it is actively engaged in discussions with several world-class hardware partners related to device development as well as content package and distribution. The Company intends to continue to provide the resources necessary for quality customer service and support of those devices as well as devices in use by NOOK’s existing customer base.

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

Results of Operations

13 and 39 weeks ended January 25, 2014 compared with the 13 and 39 weeks ended January 26, 2013.

Sales

The following table summarizes the Company’s sales for the 13 and 39 weeks ended January 25, 2014 and January 26, 2013:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	% Total	January 26, 2013	% Total	January 25, 2014	% Total	January 26, 2013	% Total
B&N Retail	$1,410,308	70.7%	$1,505,151	67.7%	$3,339,533	66.0%	$3,620,566	65.1%
B&N College	486,221	24.4%	517,228	23.3%	1,449,776	28.7%	1,510,953	27.2%
NOOK	156,866	7.9%	315,965	14.2%	418,736	8.3%	668,287	12.0%
Elimination	(57,605)	(2.9)%	(114,399)	(5.1)%	(148,594)	(2.9)%	(237,822)	(4.3)%

Total Sales	$1,995,790	100.0%	$2,223,945	100.0%	$5,059,451	100.0%	$5,561,984	100.0%

During the 13 weeks ended January 25, 2014, the Company’s sales decreased $228.2 million, or 10.3%, to $1.996 billion from $2.224 billion during the 13 weeks ended January 26, 2013. The decrease by segment is as follows:

•	B&N Retail sales for the 13 weeks ended January 25, 2014 decreased $94.8 million, or 6.3%, to $1.410 billion from $1.505 billion during the same period a year ago, and accounted for 70.7% of total Company sales. The decrease was attributable to a 4.9% decrease in comparable store sales, which decreased sales by $62.8 million, lower online sales, which declined by $8.1 million and closed stores, which decreased sales by $27.2 million. These decreases were partially offset by new stores that increased sales by $6.6 million. The comparable store sales decline was primarily due to lower sales of NOOK® products. Core comparable store sales, which exclude sales of NOOK® products, decreased 0.5% as compared to the prior year. Core comparable sales improved versus the first half of the year due to a stronger line-up of bestselling titles, an advertising campaign and strong increases in the Toys and Games, Juvenile and Gift categories. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•	B&N College sales decreased $31.0 million, or 6.0%, to $486.2 million during the 13 weeks ended January 25, 2014 from $517.2 million during the 13 weeks ended January 26, 2013. This decrease was due primarily to a comparable store sales decline of 4.0% or $35.8 million due to lower textbook sales and higher mix of lower priced used textbook rentals, partially offset by higher general merchandise sales. Sales were also impacted by the continued growth of textbook rentals where a portion of the rental sale is deferred over the rental period. This increase in the deferral from last year, lowered sales by $5.7 million for the 13 weeks ended January 25, 2014. The decrease was also attributable to closed stores, which decreased sales by $5.7 million. These decreases were partially offset by new store openings over the past year which increased sales by $16.4 million.

•	NOOK sales decreased $159.1 million, or 50.4%, to $156.9 million during the 13 weeks ended January 25, 2014 from $316.0 million during the 13 weeks ended January 26, 2013. Device and accessories sales decreased $138.5 million, or 58.2%, to $99.6 million during the 13 weeks ended January 25, 2014 on lower unit sales volume and lower average selling prices. Two new tablet products were launched last year versus one new e-ink product this year, as the Company sold through most of its existing device inventories at reduced prices. Digital content sales decreased $20.6 million, or 26.5%, to $57.2 million during the 13 weeks ended January 25, 2014 on lower unit sales due primarily to lower device sales volumes. The prior year also included $21.2 million of incremental channel partner returns and $15.4 million of promotional allowances.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 13 weeks ended January 25, 2014, B&N Retail had no store openings and 10 closings, and B&N College had three openings and two closings.

During the 39 weeks ended January 25, 2014, the Company’s sales decreased $502.5 million, or 9.0%, to $5.059 billion from $5.562 billion during the 39 weeks ended January 26, 2013. The decrease by segment is as follows:

•	B&N Retail sales for the 39 weeks ended January 25, 2014 decreased $281.0 million, or 7.8%, to $3.340 billion from $3.621 billion during the same period a year ago, and accounted for 66.0% of total Company sales. The decrease was attributable to a 6.2% decrease in comparable store sales, which decreased sales by $191.2 million and lower online sales, which declined by $27.3 million. Closed stores decreased sales by $65.2 million, partially offset by new stores that increased sales by $14.4 million. The comparable store sales decline was primarily due to lower sales of NOOK® products. Core comparable store sales, which exclude sales of NOOK® products, decreased 3.5% as compared to the prior year. Core comparable sales were impacted by lower physical book sales, offset by stronger sales in the Toys and Games and Gift categories. Core comparable sales were impacted by comparisons to the strong sales of the Fifty Shades and Hunger Games trilogies in the prior year. Excluding these trilogies, core comparable sales decreased 1.7% during the 39 weeks ended January 25, 2014. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•	B&N College sales decreased $61.2 million, or 4.0%, to $1.450 billion during the 39 weeks ended January 25, 2014 from $1.511 billion during the 39 weeks ended January 26, 2013. This decrease was primarily due to a comparable store sales decline of 3.4% or $76.7 million due to lower textbook sales and a higher mix of lower priced used textbook rentals, partially offset by higher general merchandise sales. Sales were also impacted by the continued growth of textbook rentals where a portion of the rental sale is deferred over the rental period. This increase in the deferral from last year, lowered sales by $22.4 million for the 39 weeks ended January 25, 2014. The decrease was also attributable to closed stores, which decreased sales by $17.9 million. These decreases were partially offset by new store openings over the past year which increased sales by $56.1 million.

•

NOOK sales decreased $249.6 million, or 37.3%, to $418.7 million during the 39 weeks ended January 25, 2014 from $668.3 million during the 39 weeks ended January 26, 2013. Device and accessories sales decreased $200.4 million, or 46.0%, to $235.6 million during the 39 weeks ended January 25, 2014 on lower device unit volume and lower average selling prices. Digital content sales decreased $49.2 million, or 21.2%, to $183.1 million during the 39 weeks ended January 25, 2014. The digital content decrease was primarily due to lower device unit volume throughout the year, lower average selling prices and the comparisons to the Fifty Shades and Hunger Games trilogies in the prior year. Excluding the impact of these two trilogies, digital content sales decreased 17.2% during the 39 weeks ended January 25, 2014.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 39 weeks ended January 25, 2014, B&N Retail had three store openings and 15 closings, and B&N College had 24 openings and 14 closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	% of Sales	January 26, 2013	% of Sales	January 25, 2014	% of Sales	January 26, 2013	% of Sales
B&N Retail	$939,615	66.6%	$1,001,004	66.5%	$2,297,756	68.8%	$2,482,612	68.6%
B&N College	369,698	76.0%	407,546	78.8%	1,114,969	76.9%	1,182,008	78.2%
NOOK	140,641	89.7%	376,282	119.1%	361,736	86.4%	683,580	102.3%
Elimination	(57,605)	(36.7)%	(114,399)	(36.2)%	(148,594)	(35.5)%	(237,822)	(35.6)%

Total Cost of Sales and Occupancy	$1,392,349	69.8%	$1,670,433	75.1%	$3,625,867	71.7%	$4,110,378	73.9%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 25, 2014, cost of sales and occupancy decreased $278.1 million, or 16.6%, to $1.392 billion from $1.670 billion during the 13 weeks ended January 26, 2013. Cost of sales and occupancy decreased as a percentage of sales to 69.8% from 75.1% during the same period one year ago. The increase or (decrease) by segment is as follows:

•	B&N Retail cost of sales and occupancy increased slightly as a percentage of sales to 66.6% from 66.5% during the same period one year ago. This increase was attributable to occupancy deleverage against the sales decline and higher core product markdowns, partially offset by higher mix of higher margin core products and favorable vendor settlements.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 76.0% from 78.8% during the same period one year ago due to a favorable sales mix of higher margin textbook rentals and general merchandise, increased margins on textbook rentals, as well as a favorable LIFO adjustment, partially offset by higher textbook rental deferrals as a result of increased rental volumes and higher occupancy costs as a result of contract renewals and sales deleverage.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 89.7% from 119.1% during the same period one year ago. The prior year included $58.7 million of device inventory markdowns. The current year includes a reduction in cost of sales of $24.8 million as the Company sold through devices at higher average selling prices than originally anticipated, and also was able to use parts and components, which were previously written down, to build more devices to meet higher than expected demand. The current year also includes $19.2 million of inventory charges to write down device development and other costs reflective of the Company’s current device strategy.

During the 39 weeks ended January 25, 2014, cost of sales and occupancy decreased $484.5 million, or 11.8%, to $3.626 billion from $4.110 billion during the 39 weeks ended January 26, 2013. Cost of sales and occupancy decreased as a percentage of sales to 71.7% from 73.9% during the same period one year ago. The increase or (decrease) by segment is as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 68.8% from 68.6% during the same period one year ago. This increase was primarily attributable to occupancy deleverage against the sales decline, partially offset by higher mix of higher margin core products in the current year.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 76.9% from 78.2% during the same period one year ago due to a favorable sales mix of higher margin textbook rentals and general merchandise, increased margins on textbook rentals, and a favorable LIFO adjustment, partially offset by higher textbook rental deferrals as a result of increased rental volumes and higher occupancy costs as a result of contract renewals and sales deleverage.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 86.4% from 102.3% during the same period one year ago. The prior year included $58.7 million of device inventory markdowns. The current year includes a reduction in cost of sales of $29.6 million as the Company sold through devices at higher average selling prices than originally anticipated, and also was able to use parts and components, which were previously written down, to build more devices to meet higher than expected demand. The current year also includes $19.2 million of inventory charges to write down device development and other costs reflective of the Company’s current device strategy.

Gross Margin

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	% of Sales	January 26, 2013	% of Sales	January 25, 2014	% of Sales	January 26, 2013	% of Sales
B&N Retail	$470,693	33.4%	$504,147	33.5%	$1,041,777	31.2%	$1,137,954	31.4%
B&N College	116,523	24.0%	109,682	21.2%	334,807	23.1%	328,945	21.8%
NOOK	16,225	16.3%	(60,317)	(29.9)%	57,000	21.1%	(15,293)	(3.6)%

Total Gross Margin	$603,441	30.2%	$553,512	24.9%	$1,433,584	28.3%	$1,451,606	26.1%

The Company’s consolidated gross margin increased $49.9 million, or 9.0%, to $603.4 million during the 13 weeks ended January 25, 2014 from $553.5 million during the 13 weeks ended January 26, 2013. This increase was due to the matters discussed above.

The Company’s consolidated gross margin decreased $18.0 million, or 1.2%, to $1.434 billion during the 39 weeks ended January 25, 2014 from $1.452 billion during the 39 weeks ended January 26, 2013. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	% of Sales	January 26, 2013	% of Sales	January 25, 2014	% of Sales	January 26, 2013	% of Sales
B&N Retail	$271,079	19.2%	$288,239	19.2%	$740,827	22.2%	$815,389	22.5%
B&N College	81,274	16.7%	75,769	14.6%	234,336	16.2%	221,277	14.6%
NOOK	78,016	78.6%	130,086	64.5%	218,625	80.9%	283,230	65.8%

Total Selling and Administrative Expenses	$430,369	21.6%	$494,094	22.2%	$1,193,788	23.6%	$1,319,896	23.7%

Selling and administrative expenses decreased $63.7 million, or 12.9%, to $430.4 million during the 13 weeks ended January 25, 2014 from $494.1 million during the 13 weeks ended January 26, 2013. Selling and administrative expenses decreased as a percentage of sales to 21.6% from 22.2% during the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses as a percentage of sales were flat at 19.2% as compared to the same period one year ago as the Company managed expenses commensurate with the sales decline.

•	B&N College selling and administrative expenses increased as a percentage of sales to 16.7% from 14.6% during the same period one year ago as expenses delevered against the sales decline as well as continued investments in the digital product development.

•	NOOK selling and administrative expenses increased as a percentage of sales to 78.6% from 64.5% during the same period one year ago primarily due to deleveraging against sales decline. Expense dollars declined on lower advertising, compensation, legal and consulting expenses as compared to the same period one year ago.

Selling and administrative expenses decreased $126.1 million, or 9.6%, to $1.194 billion during the 39 weeks ended January 25, 2014 from $1.320 billion during the 39 weeks ended January 26, 2013. Selling and administrative expenses decreased as a percentage of sales to 23.6% from 23.7% during the same period one year ago. Current year expenses included executive severance charges of $5.5 million, while last year’s expenses included $7.1 million of reversals of incentive compensation accruals. In addition, the prior year also included a $4.6 million legal settlement accrual reversal. Excluding these items, expenses declined 50 basis points. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses decreased as a percentage of sales to 22.2% from 22.5% during the same period one year ago. Excluding the items noted above, Retail selling and administrative expenses decreased 60 basis points. This decrease was primarily due to lower compensation related costs, lower legal costs and lower consulting fees.

•	B&N College selling and administrative expenses increased as a percentage of sales to 16.2% from 14.6% during the same period one year ago as expenses delevered against the sales decline as well as continued investments in the digital product development.

•	NOOK selling and administrative expenses increased as a percentage of sales to 80.9% from 65.8% during the same period one year ago primarily due to deleveraging against sales decline. Expense dollars declined on lower advertising, consulting, compensation and legal expenses.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	% of Sales	January 26, 2013	% of Sales	January 25, 2014	% of Sales	January 26, 2013	% of Sales
B&N Retail	$31,975	2.3%	$35,107	2.3%	$96,193	2.9%	$115,029	3.2%
B&N College	11,895	2.4%	11,479	2.2%	35,271	2.4%	35,053	2.3%
NOOK	10,486	10.6%	9,175	4.6%	31,575	11.7%	21,327	5.0%

Total Depreciation and Amortization	$54,356	2.7%	$55,761	2.5%	$163,039	3.2%	$171,409	3.1%

During the 13 weeks ended January 25, 2014, depreciation and amortization decreased $1.4 million, or 2.5%, to $54.4 million from $55.8 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at Retail, partially offset by NOOK expenditures.

During the 39 weeks ended January 25, 2014, depreciation and amortization decreased $8.4 million, or 4.9%, to $163.0 million from $171.4 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at Retail, partially offset by NOOK expenditures.

Operating Profit (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	% of Sales	January 26, 2013	% of Sales	January 25, 2014	% of Sales	January 26, 2013	% of Sales
B&N Retail	$167,639	11.9%	$180,801	12.0%	$204,757	6.1%	$207,536	5.7%
B&N College	23,354	4.8%	22,434	4.3%	65,200	4.5%	72,615	4.8%
NOOK	(72,277)	(72.8)%	(199,578)	(99.0)%	(193,200)	(71.5)%	(319,850)	(74.3)%

Total Operating Profit (Loss)	$118,716	5.9%	$3,657	0.2%	$76,757	1.5%	$(39,699)	(0.7)%

The Company’s consolidated operating income increased $115.1 million to $118.7 million during the 13 weeks ended January 25, 2014 from $3.7 million during the 13 weeks ended January 26, 2013. This increase was due to the matters discussed above.

The Company’s consolidated operating income increased $116.5 million to $76.8 million during the 39 weeks ended January 25, 2014 from an operating loss of $(39.7) million during the 39 weeks ended January 26, 2013. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 25, 2014	January 26, 2013	% of Change	January 25, 2014	January 26, 2013	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$7,761	$8,772	(11.5)%	$22,868	$25,835	(11.5)%

Net interest expense and amortization of deferred financing fees decreased $1.0 million, or 11.5%, to $7.8 million during the 13 weeks ended January 25, 2014 from $8.8 million from the same period one year ago. This decrease was due to lower average borrowings, slightly offset by interest related to the Microsoft Commercial Agreement.

Net interest expense and amortization of deferred financing fees decreased $3.0 million, or 11.5%, to $22.9 million during the 39 weeks ended January 25, 2014 from $25.8 million from the same period one year ago. This decrease was due to lower average borrowings, slightly offset by interest related to the Microsoft Commercial Agreement.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 25, 2014	Effective Rate	January 26, 2013	Effective Rate	January 25, 2014	Effective Rate	January 26, 2013	Effective Rate
Income Taxes	$47,725	43.0%	$(1,432)	28.0%	$64,453	119.6%	$(22,524)	34.4%

The Company recorded an income tax provision of $47.7 million during the 13 weeks ended January 25, 2014 compared with an income tax benefit of $(1.4) million during the 13 weeks ended January 26, 2013. The Company’s effective tax rate was 43.0% and 28.0% for the 13 weeks ended January 25, 2014 and January 26, 2013, respectively. The income tax provision for the 13 weeks ended January 25, 2014 does not include income tax benefits on losses incurred by certain domestic operations as the Company recorded valuation allowances against certain domestic deferred assets. During the 13 weeks ended January 25, 2014, the Company recorded an additional valuation allowance against certain deferred tax assets as a result of decisions made regarding the Company’s future device strategy in international markets. The impact of this item on the 13 weeks ended January 25, 2014 income tax provision was an increase of $44.2 million. The income tax provision is principally comprised of expense from profitable jurisdictions and valuation allowances against certain deferred assets in other jurisdictions.

The Company recorded an income tax provision of $64.5 million during the 39 weeks ended January 25, 2014 compared with an income tax benefit of $(22.5) million during the 39 weeks ended January 26, 2013. The Company’s effective tax rate was 119.6% and 34.4% for the 39 weeks ended January 25, 2014 and January 26, 2013, respectively. The income tax provision for the 39 weeks ended January 25, 2014 does not include income tax benefits on losses incurred by certain domestic operations as the Company recorded valuation allowances against certain domestic deferred assets. The income tax provision is principally comprised of expense from profitable jurisdictions and valuation allowances against certain deferred assets in other jurisdictions.

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

Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$63,230	$(3,683)	$(10,564)	$(43,010)

As a result of the factors discussed above, the Company reported consolidated net income of $63.2 million during the 13 weeks ended January 25, 2014, compared with consolidated net loss of $(3.7) million during the 13 weeks ended January 26, 2013.

As a result of the factors discussed above, the Company reported consolidated net loss of $(10.6) million during the 39 weeks ended January 25, 2014, compared with consolidated net loss of $(43.0) million during the 39 weeks ended January 26, 2013.

Critical Accounting Policies

During the third quarter of fiscal 2014, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 for additional information relating to the Company’s use of estimates and other critical accounting policies.

The Company has presented the financial information for the 13 weeks and 39 weeks ended January 26, 2013, as restated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 for additional information relating to the Company’s restatement.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on the Company’s businesses resulting from the Company’s prior reviews of strategic alternatives and the potential separation of the Company’s businesses, the risk that the transactions with Microsoft and Pearson do not achieve the expected benefits for the parties or impose costs on the Company in excess of what the Company anticipates, including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, risks associated with the international expansion contemplated by the relationship with Microsoft, including that it is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft and Pearson commercial agreements and the consequences thereof, possible delays in the launch of our higher education digital products, risks associated with the restatement contained in, the delayed filing of, and the material weakness in internal controls described in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013, risks associated with the SEC investigation referred to in this quarterly report on Form 10-Q and associated risks and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 25, 2014, the Company’s cash and cash equivalents totaled approximately $489.6 million.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit facility with Bank of America, N.A.) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had no borrowings under its credit facility at January 25, 2014 and January 26, 2013.

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

Remediation Activities

In response to the material weakness described above, the Company undertook a reconciliation of the distribution center accrual, consistent with the reconciliation process used to complete the Company’s fiscal 2013 annual financial statements. The Company is continuing to work with an outside advisor to assist in the design and implementation of effective controls over this process. In addition to the outside advisors, internal personnel are committed to the remediation efforts, including IT, internal audit, finance and accounting personnel.

The Company’s remediation efforts cover the following key components of the distribution center accrual reconciliation process:

•	the design of adequate controls to ensure the completeness and appropriate timely adjustments to the distribution center accrual;

•	the design of adequate controls to identify and address risks critical to the distribution center accrual reconciliation process and the impact to financial reporting;

•	the design of adequate controls over access, changes to and review of spreadsheets and databases used in the preparation, reconciliation and historical record keeping of the distribution center accrual;

•	the development of formal policies and procedures necessary to adequately address and monitor the financial reporting risks associated with the distribution center accrual reconciliation process; and

•	control testing to ensure the newly implemented controls are functioning effectively.

In connection with the Company’s remediation efforts, management has made progress as it has implemented, and continues to implement, the following measures in order to remediate the material weakness listed above:

•	the definition and documentation of roles and responsibilities within the distribution center accrual reconciliation process as it relates to the period-end financial statement closing process including required reviews and approvals of account reconciliations, journal entries and methodologies used to analyze the distribution center accrual balances;

•	implementation of month-end distribution center accrual closing schedules and checklists to ensure timely and documented completion of work;

•	the documentation of key business rules and decisions identified and implemented to ensure consistency within the accounting function for the distribution center accrual going forward;

•	the formalization of monthly test plans performed by the Company’s internal audit function to substantively validate critical transactions related to the distribution centers;

•	filled new positions dedicated to enhancing the Company’s account reconciliation process and may hire additional personnel in future periods; and

•	the formalization of the month-end review process which includes process certifications from internal process owners and analytical review procedures performed by accounting personnel to explain variances in key components of the distribution center accrual.

The remediation of the material weakness described above is ongoing. Management believes that its efforts, will be effective in remediating such material weakness by the end of fiscal 2014. In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for fiscal 2014. Management is committed to the rigorous enforcement of an effective control environment.

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

Barnes & Noble, Inc. and Barnesandnoble.com llc v. LSI Corporation and Agere Systems, Inc.

On June 6, 2011, Barnes & Noble, Inc. filed a complaint against LSI Corporation (LSI) in the United States District Court for the Northern District of California. The complaint sought a declaratory judgment that Barnes & Noble, Inc. does not infringe U.S. Patent Nos. 5,546,420; 5,670,730; 5,862,182; 5,920,552; 6,044,073; 6,119,091; 6,404,732; 6,452,958; 6,707,867 and 7,583,582. Barnes & Noble, Inc. amended the complaint on August 10, 2011 to add barnesandnoble.com llc as a plaintiff, to add Agere Systems, Inc. (Agere) as a defendant, to add a cause of action seeking a declaratory judgment that neither Barnes & Noble, Inc. nor barnesandnoble.com llc infringes U.S. Patent No. 7,477,633, and to add causes of action seeking a declaratory judgment that each of the eleven patents-in-suit is invalid. On November 1, 2011, LSI and Agere answered the amended complaint and asserted counterclaims against Barnes & Noble, Inc. and barnesandnoble.com llc, alleging infringement of the eleven patents-in-suit. On November 28, 2011, Barnes & Noble, Inc. and barnesandnoble.com llc answered the counterclaims and asserted several affirmative defenses, including the defense that seven of the patents-in-suit are unenforceable as a result of standard-setting misconduct. In their July 2, 2012 disclosure of asserted claims and infringement contentions, LSI and Agere asserted infringement of only six of the eleven patents they had previously asserted. On January 18, 2013, LSI and Agere notified Barnes & Noble, Inc. that they were dropping another asserted patent. On May 20, 2013, LSI and Agere filed amended counterclaims, alleging infringement of five additional patents—U.S. Patent Nos. 8,041,394; 5,870,087; 5,568,167; 6,982,663 and 5,452,006. Barnes & Noble, Inc. and barnesandnoble.com llc responded to these amended counterclaims and asserted several affirmative defenses on June 21, 2013. In their July 1, 2013 disclosure of asserted claims and infringement contentions relating to the five additional patents, LSI and Agere did not assert infringement of U.S. Patent No. 5,568,167. The District Court has set certain pretrial dates in the case, including a claim construction hearing beginning on March 24, 2014. The District Court has not yet set a trial date in the case.

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336 (’336). The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ’336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On June 3-7, 2013 and June 10-11, 2013, the Administrative Law Judge (ALJ) conducted a hearing in the action. On September 6, 2013, the ALJ issued his Initial Determination on Violation of Section 337 (ID), in which the ALJ found that neither the Company nor any of the other Respondents had violated Section 337. Concurrently, as required by governing ITC regulations, the ALJ issued a Recommended Determination on Remedy and Bond (RD). In the RD, the ALJ recommended that if, contrary to the ID, the Commission determined that a violation of Section 337 occurred: (i) a limited exclusion order should issue; (ii) no cease-and-desist orders should issue; and (iii) no bond should be imposed during the Presidential review period. On September 23, 2013, TPL filed a petition for review of the ID and RD and Respondents, including the Company, filed a contingent petition for review of certain portions of the ID. On November 25, 2013, the Commission granted partial review of the ID. On February 19, 2014, the Commission issued its Notice of Commission Determination Finding No Violation of Section 337; Termination of Investigation (Notice). In its Notice, the Commission affirmed the ALJ’s challenged claim constructions and non-infringement findings and, therefore, terminated the investigation.

Also on July 24, 2012, TPL filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint similarly alleges that the Company is infringing the ’336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 21, 2012, TPL and the Company filed a stipulation agreeing to stay the action pending final resolution of the ITC action. On September 26, 2012, the District Court granted the motion to stay.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, has been adjourned by the Court until April 4, 2014. No trial date has been set.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069 (’069). On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and non-infringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct. On November 23, 2013, the ’069 patent expired. On January 23, 2014, CSIRO served an amended complaint to allege that the Company is infringing the ’069 patent because its products may support the 802.11 ac and draft ac standards. In this amended complaint, CSIRO dropped its request for injunctive relief. On January 23, 2014, the Company served an amended answer to set forth additional Fair, Reasonable and Non-Discriminatory (F/RAND) related defenses and counterclaims: breach of contract, promissory estoppel, and waiver. On February 6, 2014, the Company and CSIRO responded to these amended pleadings.

The District Court entered a discovery order and docket control order on April 25, 2013. On February 5, 2014, the court entered an order changing the Markman related deadlines and moving up the Markman hearing from April 10, 2014 to April 3, 2014. The District Court has set the trial date for July 6, 2015.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. That motion is pending. It is possible that additional litigation arising out of this matter may be commenced on behalf of customers, banks or other card issuers, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties have completed pre-certification discovery. The court changed the previously ordered certification motion schedule; the current schedule is as follows: Plaintiff’s motion for class certification was filed November 11, 2013, Barnes & Noble’s opposition was filed February 28, 2014, and plaintiff’s reply is due April 11, 2014. The hearing date for the certification motion is May 5, 2014. No trial date has been set.

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

Casandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the Complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. Plaintiff filed a motion to remand the case to state court on February 28, 2014; the Company’s response to the motion is due on April 9, 2014, Plaintiff’s reply is due April 16, 2014 and the Court will hear argument on this request April 23, 2014.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Court has stayed all class-wide discovery at this point. The Company filed a summary judgment motion on November 25, 2013. That motion is fully briefed and is pending before the Court.

David Shaev Profit Sharing Account v. Leonard Riggio et al.

On December 17, 2013, David Shaev Profit Sharing Account (Shaev) filed a verified shareholder derivative complaint against Leonard Riggio, George Campbell, Jr., Mark Carleton, William Dillard, II, David Golden, Patricia Higgins, Gregory Maffei and David Wilson (collectively, the defendants), and naming Barnes & Noble, Inc., as nominal defendant, in the Supreme Court of New York, County of New York. The complaint alleges that defendants (1) breached their fiduciary duties by knowingly or recklessly permitting the Company to function without effective internal controls over financial reporting while simultaneously allowing the Company to assure the public that the Company’s internal controls functioned properly; and (2) abused their ability to control and influence the Company. The complaint was served on the Company on December 19, 2013, and assigned to the Commercial Division of the Supreme Court on February 4, 2014. The Company filed a motion to dismiss the complaint on February 14, 2014. In response, Shaev has indicated its intention to file an amended complaint, which, pursuant to a stipulation filed with the Court, it has until March 14, 2014 to do.

Taylor v. Barnes & Noble, Inc., et al.

Maitland-Lewis v. Barnes & Noble, Inc., et al.

Anthony Taylor (Taylor) and Stephen Maitland-Lewis (Maitland-Lewis) filed class action complaints for violations of the federal securities law on January 8, 2014, and January 23, 2014, respectively. Both of these actions, which are substantially similar, were filed in the United States District Court for the Southern District of New York. Barnes & Noble, Inc., Leonard Riggio, William Lynch, Jr., and Michael Huseby are named as defendants in the Taylor action. Barnes & Noble, Inc., Michael Huseby, William Lynch, Jr. and Allen Lindstrom are named as defendants in the Maitland-Lewis action. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (making false statements or otherwise engaging in a scheme to defraud, or omitting to state material facts causing inflation of company stock), and Section 20(a) of the Securities Exchange Act of 1934 (liability for controlling persons). Specifically, plaintiffs allege that the defendants made, or caused the Company to make, false statements or omitted, or caused the Company to omit, material information with respect to the Company’s failure to implement adequate internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 27, 2013 – November 23, 2013	11,745	$14.39	—	$2,470,561
November 24, 2013 – December 28, 2013	1,388	$16.78	—	$2,470,561
December 29, 2013 – January 25, 2014	1,057	$14.68	—	$2,470,561

Total	14,190	$14.65	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan, 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of January 25, 2014.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 25, 2014, the Company has repurchased 34,294,957 shares at a cost of approximately $1.07 billion. The repurchased shares are held in treasury.

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

March 5, 2014

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