Form 10-K
period 2014-05-03
BARNES & NOBLE INC
filed 2014-06-27
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $612,537,966 based upon the closing market price of $14.79 per share of Common Stock on the New York Stock Exchange as of October 29, 2013.

As of May 31, 2014, 60,033,572 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 88,384 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 3, 2014 are incorporated by reference into Parts II and IV.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to Barnes & Noble that are based on the beliefs of the management of Barnes & Noble as well as assumptions made by and information currently available to the management of Barnes & Noble. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to Barnes & Noble or the management of Barnes & Noble, identify forward-looking statements. Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, the potential adverse impact on Barnes & Noble’s businesses resulting from Barnes & Noble’s prior reviews of strategic alternatives and the potential separation of Barnes & Noble’s businesses, the risk that the transactions with Microsoft and Pearson do not achieve the expected benefits for the parties or impose costs on the Barnes & Noble in excess of what the Barnes & Noble anticipates, including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risks associated with the international expansion contemplated by the relationship with Microsoft, including the risk that it is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft and Pearson commercial agreements and the consequences thereof, the risk that Barnes & Noble College Booksellers, LLC does not continue to grow, including the risk that its growth rate declines, the risk of possible delays in the launch of our higher education digital products, the risks associated with the SEC investigation and associated risks, and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” and in Barnes & Noble’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to Barnes & Noble or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Barnes & Noble undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 is a leading content, commerce and technology company providing customers easy and convenient access to trade books, textbooks, magazines, newspapers and other content across its multi-channel distribution platform. As of May 3, 2014, the Company operates 1,361 bookstores in 50 states, including 700 bookstores on college campuses, operates one of the Web’s largest eCommerce sites and develops digital reading products and operates one of the largest digital bookstores. Given the dynamic nature of the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership in selling content to drive sales across its multiple channels.

Of the 1,361 bookstores, Barnes & Noble Retail (B&N Retail) operates 661 retail bookstores, primarily under the Barnes & Noble Booksellers trade name, and includes the Company’s eCommerce site. Barnes & Noble College Booksellers, LLC (B&N College) operates 700 college bookstores at colleges and universities across the United States, of which 155 stores are co-branded with the universities’ name and Barnes & Noble name. B&N Retail also includes Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption through the web, NOOK®2 reading devices, co-branded NOOK devices and reading software for iOS, Android and Windows 8. The Company employed approximately 34,000 full and part-time employees as of May 3, 2014. Including seasonal and temporary employees, the Company employed approximately 41,000 employees as of May 3, 2014.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, textbooks and course-related materials, NOOK® and related accessories, bargain books, magazines, gifts, emblematic apparel and gifts, school and dorm supplies, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on barnesandnoble.com. The Company also offers a textbook rental option to its customers, digital textbooks and other course materials through a proprietary digital platform (YuzuTM). The Company offers its customers a full suite of textbook options—new, used, digital and rental.

To address dynamic changes in the book selling industry, Barnes & Noble has transformed its business from a store-based model to a multi-channel model centered on its retail stores, Internet and digital commerce. The Company offers readers the option of store visits, eCommerce, and digital delivery of books to devices of their choosing, including the NOOK® branded and co-branded tablets and eReaders.

[1]	Based upon sales reported in trade publications and public filings.
[2]

Any reference to NOOK® include the Company’s NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™, NOOK Simple Touch with GlowLight™, NOOK® HD, NOOK® HD+, NOOK GlowLight™ eReader devices, and each of which includes the trademark symbol (® or ™, as applicable) even if a trademark symbol is not included.

Barnes & Noble’s strategy is to:

•	utilize the strong Barnes & Noble brand and retail footprint to attract customers to its multi-channel platform;

•	expand its distribution channels through strategic partnerships with world-class hardware and software companies and retail partners;

•	drive content sales through the web, NOOK® Readers and 3rd party devices;

•	use its infrastructure to deliver digital content to customers; and

•	continue to grow campus partnerships including store locations and students served while continuing its investment in the digital higher education business.

The Company has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is the Company’s website, barnesandnoble.com.

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison Investment Holdings, Inc. (Morrison) and Microsoft Corporation (Microsoft) pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media (Series A preferred) for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The convertible preferred membership interests have a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement (the Commercial Agreement) with Microsoft, whereby, among other things, NOOK Media has developed and distributed a Windows 8 application for eReading and digital content purchases, and has entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the Commercial Agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and will continue to receive advance payments of $60.0 million per year from Microsoft. These advance payments are subject to deferral under certain circumstances. In addition, Microsoft has paid and is obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the Commercial Agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

On March 10, 2014, the Company entered into an amendment (Amendment) to the existing Commercial Agreement. Pursuant to the Amendment, NOOK Media and Microsoft agreed to co-branding within the Microsoft Consumer Reader for reading content delivered by NOOK Media. The Amendment also provided that subject to certain conditions NOOK Media would be permitted to discontinue distributing the NOOK Windows app and will cooperate in good faith with Microsoft to transition users to the Microsoft Consumer Reader. Microsoft and NOOK Media also agreed to updated revenue sharing to address this possibility. The Amendment also permits NOOK Media to cease efforts with respect to a Windows phone app.

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

On June 4, 2014, barnesandnoble.com llc (NOOK Media Sub), a wholly owned subsidiary of NOOK Media and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

Pursuant to the Agreement, NOOK Media Sub, after good faith consultations with Samsung and subject to Samsung’s agreement, will select Samsung tablet devices under development to be customized and co-branded by NOOK Media Sub. Such devices will be produced by Samsung. The co-branded NOOK tablet devices may be sold by NOOK Media through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Media Sub and Samsung have agreed to develop co-branded Samsung Galaxy Tab 4 NOOK tablets as the initial co-branded devices pursuant to the Agreement.

NOOK Media Sub has agreed to a minimum purchase commitment of 1,000,000 devices during the first twelve months after the launch of the initial co-branded NOOK devices; provided that if NOOK Media Sub does not meet certain sales thresholds of the initial co-branded NOOK devices by December 31, 2014, then the twelve month period referred to above shall be extended to fifteen months.

NOOK Media Sub and Samsung have agreed to coordinate customer service for the co-branded NOOK devices and have both agreed to a license of intellectual property to promote and market the devices. Additionally, Samsung has agreed to fund a marketing fund for the co-branded NOOK devices at the initial launch and for the duration of the Agreement.

The Agreement has a two year term, with certain termination rights, including termination (i) by NOOK Media Sub for a Samsung material default; (ii) by Samsung for a NOOK Media Sub material default; (iii) by NOOK Media Sub if Samsung fails to meet its shipping and delivery obligations in any material respect on a timely basis; and (iv) by either party upon insolvency or bankruptcy of the other party.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204.0 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock, representing 16.6% of the Common Stock outstanding as of August 29, 2011, (after giving pro forma effect to the issuance of the Preferred Stock), based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances.

On April 8, 2014, Liberty sold the majority of its shares to qualified institutional buyers in reliance on Rule 144A under the Securities Act and has retained an approximate 10 percent stake of its initial investment. As a result, Liberty will no longer have the right to elect two preferred stock directors to the Company’s Board. Additionally, the consent rights and pre-emptive rights to which Liberty was previously entitled ceased to apply.

On September 30, 2009, in connection with the closing of the acquisition of B&N College (the Acquisition), the Company issued the sellers (i) a senior subordinated note (the Senior Seller Note) in the principal amount of $100.0 million, with interest of 8% per annum payable on the unpaid principal amount, which was paid on December 15, 2010 in accordance with its scheduled date, and (ii) a junior subordinated note (the Junior Seller Note) in the principal amount of $150.0 million, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount. Pursuant to a settlement agreed to on June 13, 2012, the sellers have agreed to waive their right to receive $22.8 million in principal amount (and interest on such principal amount) of the Junior Seller Note. The net short-term payable of $127.3 million is due September 30, 2014 and has been reclassified to a short-term liability accordingly.

The Company was incorporated in Delaware in 1986.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 661 bookstores as of May 3, 2014, primarily under the Barnes & Noble Booksellers trade name. These stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2014, the Company reduced the Barnes & Noble store base by approximately 400,000 square feet, bringing the total square footage to 17.4 million square feet, a net reduction of 1.9% from fiscal 2013. The Company opened three new Barnes & Noble stores in fiscal 2014, which totaled 84,000 square feet in size.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of May 3, 2014, Barnes & Noble had stores in 161 of the total 210 Designated Market Area markets. In 67 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 22,000 to 163,000 titles. The comprehensive title selection is diverse and reflects local interests and regional titles and authors’ works. Bestsellers typically represent between approximately 4% and 6% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at barnesandnoble.com while offering an option to have the book sent to the store or shipped directly to the customer. The website additionally allows customers to purchase over three million eBooks, newspapers and magazines. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

NOOK® Boutique/Counter. The Company is utilizing its traditional retail bookstores to promote NOOK® via NOOK counters, NOOK Boutiques™, and NOOK Digital Shops™ within the bookstores. These dedicated areas provide customers the ability to see, feel, and experiment with NOOK®, speak to knowledgeable booksellers, and receive pre- and post-sales customer support. The retail bookstores also host monthly workshops for new and experienced NOOK users on a variety of topics. The Company offers NOOK® owners Always Free NOOK Support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include NOOK® HD, NOOK® HD+ and NOOK GlowLight™. NOOK expanded its extensive catalog of reading and entertainment with Google Play on NOOK® HD and NOOK® HD+. NOOK® customers using NOOK® HD and NOOK® HD+ can enjoy the best in reading and entertainment with access to one of the world’s largest digital reading content catalogs, movies and TV shows, the Google Play store, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™, and Google Maps™. The NOOK® devices have also opened up an additional market for NOOK® related accessories such as stands, covers, lights, and other items. Through our NOOK in Education program, the retail bookstores provide support and service to schools and educators who deploy NOOK in their classrooms.

Educational Toys & Games Department. Barnes & Noble continues to expand in the educational toys and games category with a uniquely curated offering of best in class product from around the world. With its focus on education, customers can browse and engage in monthly hands-on learning events celebrating self expression through arts and crafts, critical thinking skills through construction, even exploring scientific discoveries. The Educational Toys & Games Department at Barnes & Noble offers an experiential retail space where parents and gift-givers can shop in three distinct ways: by brand, by category and by age.

Specialty Games, Hobby & Collectibles. Barnes & Noble, in recognition of its customers’ interests, passions and pastimes has expanded and will continue to explore the specialty, hobby, craft and collectibles category bringing a recognizable, authentic merchandising assortment together to compliment its growing specialty games and puzzle area.

Music/DVD/BluRay Departments. Many of the Barnes & Noble stores have music/DVD/BluRay departments, which range in size from approximately 1,000 to 5,000 square feet. The music/DVD/BluRay departments typically stock over 12,000 titles. The Company’s DVD and BluRay selection focuses on current and classic movies, documentaries, episodic and British TV shows and foreign films. The music selection is tailored to the tastes of the Company’s customers, centering on classical music, jazz, pop rock, and show tunes.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover and paperback bestsellers and 40% off select feature titles in departments such as children’s books and computer books. The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. Barnesandnoble.com also utilizes a competitive model that includes everyday low pricing as well as various promotional offerings designed for members and non-members alike and enables the Company to offer better value to its customers.

The Barnes & Noble Kids’ Club Program offers free rewards and special offers to participants and invites children to celebrate their birthday within the retail bookstores.

Community Relations. The Company’s retail bookstores host a variety of national and local events which feature the many products and services it offers. Each store plans its own community-based calendar of events, including author appearances, children’s storytimes, poetry readings and book discussion groups. In addition, the Company hosts a number of national campaigns such as its educator appreciation weeks, Discovery Friday, and Get Pop-Cultured with Barnes & Noble event which highlights specific themes and genres for its customers. The Company also provides fund-raising opportunities through its bookfair program for schools and local non-profit arts and literacy organizations. The Company believes its community relations program encourages customer loyalty, drives sales and traffic into its stores and provides positive publicity and media coverage.

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 22,000 to 163,000 unique titles, of which approximately 28,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers. Before a store opens, the Company’s buyers study the community and customize the title selection with offerings from the store’s local publishers and authors. After the store opens, each Barnes & Noble store manager is responsible for adjusting the buyers’ selection to the interests, lifestyles and demands of the store’s local customers. Product Master, the Company’s proprietary inventory management database, has approximately 16 million titles. It includes approximately 6.2 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, Product Master allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. The Company also leverages its system investments through utilization of the Company’s proprietary order management system, which enables customers to place orders at stores for any of the over one million titles in stock throughout the Company’s supply chain.

The Company has a multi-channel eCommerce marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this eCommerce program is the Company’s website, barnesandnoble.com. In this way, the website serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at barnesandnoble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK® customers can access free Wi-Fi connectivity, enjoy the Read In Store™ feature to browse many complete eBooks for free, and the More In Store™ program, which offers free, exclusive content and special promotions. The Company plans to launch its new eCommerce website in the first quarter of this year. The new website is expected to have better search capabilities, enable faster shipping and yield cost savings to the Company. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard®, an affinity credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard® receive an additional 5% rebate for all purchases made in Barnes & Noble stores or at barnesandnoble.com. In addition, points are accumulated for purchases made elsewhere, and are redeemed for Barnes & Noble gift cards, which can be used for purchases in either channel. The Company believes that its website complements its bookstores in many ways. It not only serves as a marketing tool, it offers convenient shopping alternatives for its customers.

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

The B&N Retail segment includes 661 bookstores as of May 3, 2014, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state and the District of Columbia as of May 3, 2014 are listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	12
Alaska	2	Montana	4
Arizona	18	Nebraska	4
Arkansas	5	Nevada	4
California	74	New Hampshire	4
Colorado	16	New Jersey	24
Connecticut	13	New Mexico	3
Delaware	2	New York	43
District of Columbia	1	North Carolina	21
Florida	41	North Dakota	3
Georgia	19	Ohio	18
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	7
Illinois	29	Pennsylvania	26
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	51
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	17	Virginia	25
Michigan	20	Washington	18
Minnesota	20	West Virginia	1
Mississippi	3	Wisconsin	11
		Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games and history & current affairs, as well as a large children’s line. Sterling, with a solid backlist and robust value publishing program, has a 14,000+ title base of eBooks and print books. In addition, Sterling also distributes 1,000+ titles on behalf of client publishers.

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

Barnes & Noble has in-store training programs providing specific information needed for success at each level, beginning with the entry-level positions of bookseller. District managers participate in annual training and merchandising conferences. Store managers are generally responsible for training other booksellers and employees in accordance with detailed procedures and guidelines prescribed by the Company utilizing a blended learning approach, including on-the-job training, eLearning, facilitator-led training and training aids available at each bookstore.

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

The Company’s B&N Retail segment purchases physical books on a regular basis from over 730 publishers and over 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 63% of the B&N Retail’s book purchases during fiscal 2014, and no single supplier accounted for more than 30% of B&N Retail’s book purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

As of May 3, 2014, the Company has approximately 1,975,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also has approximately 230,000 square feet of distribution center capacity for facilitating sales by Sterling Publishing to third parties.

Information Technologies

The Company has focused a majority of its information technology resources on strategically positioning and implementing systems to support store operations, online technology requirements, merchandising, distribution, marketing and finance.

BookMaster, the Company’s proprietary bookstore inventory management system which is a sub-system of Product Master, integrates point-of-sale features that utilize a proprietary data-warehouse based replenishment system. BookMaster enhances communications and real-time access to the Company’s network of bookstores, distribution centers and wholesalers. In addition, the implementation of just-in-time replenishment has provided for more rapid replenishment of books to all of the Company’s bookstores, resulting in higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing.

The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas.

The Company believes that it has built a leading interactive eCommerce platform that it plans to launch in the first quarter of this year, and plans to continue to invest in technologies that will enable it to offer its customers the more convenient and user-friendly online shopping experience. B&N Retail has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of service to its customers. The overall mix of technologies and applications allows the Company to support a distributed, scalable and secure eCommerce environment.

The Company uses Intel®-based server technology in a fully redundant configuration to power its current website, which is hosted in two locations. At these locations, the Company maintains computers that store its web pages in electronic form and transmits them to requesting users (known as hosting). The Company utilizes two hosting locations. Both locations are hosted internally by the Company. Either site has sufficient capacity to support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and use three separate Internet service providers. By maintaining redundant host locations, the Company has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of May 3, 2014, the B&N Retail segment had approximately 28,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions, with the exception of 36 employees, and the Company believes that its relationship with its employees is generally excellent.

B&N College

As of May 3, 2014, B&N College operated 700 stores nationwide, of which 155 stores are co-branded with the universities’ name and Barnes & Noble name. These stores are operated under 448 contracts, which can cover multiple stores and include over 5 million students and faculty and alumni. B&N College generally operates its stores pursuant to multi-year management service agreements under which a school designates B&N College to operate the official school bookstore on campus. In turn, B&N College provides the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guarantee.

B&N College is poised for continued growth with approximately 55% of college bookstores in the United States being operated by the educational institutions themselves. B&N College believes it will grow by increasing market share through new account acquisition and create new opportunities through strategic planning and outreach with its existing accounts to exploit opportunities and grow market share on the campuses it serves.

B&N College plans to achieve this growth through:

•	Aggressively marketing its differentiators and connecting its brand to the mission and strategies of its campus partners.

•	Collaborating closely with its campus partners and influencing them to action through the sharing of relevant performance metrics and emerging business strategies.

•	Pro-active efforts to continue to re-capture course material market share.

•	Focused development of rental textbook market opportunities.

•	Launching its digital education platform, YuzuTM, and promoting awareness and adoption.

•	Remaining the students’ first choice for their academic needs by deepening B&N College’s relationships with them using its expanding customer database.

•	Delivering a consistent customer experience through all channels.

•	Continuing customer insight and research to better understand student and faculty customers and emerging trends in the marketplace.

B&N College’s operating philosophy is to cement the campus bookstore as a dynamic and relevant retail social hub for students, faculty and the entire campus community that ultimately thrives as a significant financial asset for its campus partners.

Customers

B&N College’s three customer constituencies are students, faculty members and campus administrators. The B&N College customer base includes over 5 million students and faculty in 42 states and the District of Columbia.

To remain successful and fuel its continued growth, B&N College’s business strategies are centered on creating retail and digital learning experiences that fully utilize the unique attributes and distinctive brands of every school it serves. B&N College creates captivating experiences that go beyond the traditional textbooks and school-spirit apparel purchases. B&N College’s innovative expertise aims to draw all constituencies of the campus community closer together and closer to their school – fueling connections and shopping loyalty that generate strong sales growth for its campus partners and maintain the long-term relevancy of the campus bookstore.

B&N College’s approach is rooted in building deep, long-lasting connections with every customer type it serves that translate into strong, predictable sales across course materials and general merchandise offerings. B&N College’s distinctive operating philosophy is unmatched in this market and is at the core of how it differentiates its value to its customers by:

•	Locally Empowered, Decentralized Management

B&N College empowers its store managers with resources, authority and trust – not only to cultivate relationships on a local level, but to make the best operational and purchasing decisions for their campus.

•	Customer-First Culture

B&N College’s passion for service is driven by a spirit of collaboration. B&N College actively listens to the students and faculty it serves, and is deeply committed to understanding and delivering what they want and need.

•	Innovators

B&N College is fully committed to deepening its understanding of every customer constituency it serves through platforms such as B&N College StudentPOV, B&N College Faculty ePOV and B&N College Client Insight Panel. That commitment fuels its innovation and leadership in areas such as digital education with Yuzu™, affordable course materials, and connecting with students and faculty to further expand B&N College’s market share.

•	Single Focus on Campus Retail

Campus retail is B&N College’s heritage. B&N College is dedicated to raising the level of its campus retail expertise, strategically focused on driving revenue and strengthening brand loyalty for its partners. B&N College’s industry leading Next Gen retail strategies keep the campus bookstore a dynamic exciting retail destination.

Marketing Strategies

Proprietary research is foundational to all B&N College marketing strategies to achieve the greatest impact and return on all efforts. B&N College conducts research through B&N College StudentPOV, its proprietary community of thousands of engaged students from B&N College schools across the country. The platform is managed in partnership with Ypulse, a leading authority on youth culture.

B&N College’s overall marketing strategies are designed to build relationships with students from their acceptance letter throughout graduation and their alumni years, creating customers for life. As B&N College’s students live in the digital world, it uses digital marketing channels, email and various social media platforms, leveraging these channels to connect, engage and promote its bookstore offerings and promotions to drive traffic and sales. Students have overwhelmingly responded positively to these efforts with approximately 5 million actively engaged in B&N College’s digital community, open and click through rates that exceed retail industry benchmark. B&N College’s digital marketing strategies, both through email and social media, are fully customized to the individual school brand and focused on customer acquisition, engagement and driving traffic and sales, both in store and online, including 592 custom and local Facebook pages as well as a student written blog, The College Juice. These campaigns support the lifecycle of students from freshman through Alumni, and drive awareness and loyalty for back to school, holiday, graduation, homecoming, game day and monthly general merchandise promotions.

B&N College’s marketing team (BNCM) builds and maintains partnerships with companies such as American Express, Microsoft, General Motors, Adobe, HP and Hulu. The BNCM team is a leading full-service youth marketing agency that works in partnership with its network of 700 college bookstores and eCommerce sites to deliver a robust portfolio of marketing capabilities for brands looking to connect with the college consumer. It supports B&N College’s mission to be a social hub and destination on campus with offerings and events geared toward the student audience. With increasing marketing revenue and a strong renewal rate, the BNCM team has executed 65 marketing programs over the last 12 months in this high-margin business.

B&N College also leverages its advanced eCommerce platform to simplify the purchasing experience for its customers and drive textbook sales. B&N College’s Registration Integration™ service enables students to reserve and order textbooks online at the time they enroll in a course. Over 36% of B&N College’s stores actively utilize Registration Integration™.

Store Locations

Traditional Bookstores. As of May 3, 2014, B&N College operated 664 bookstores in its traditional format, including state universities, private universities and community colleges. Select campuses include Kentucky Community and Technical College System, Penn State University, Texas A&M University, Washington State University, and California State University – Los Angeles. The typical B&N College bookstore is located on campus in a location convenient to students and faculty.

Academic Superstores. As of May 3, 2014, B&N College operated 36 B&N College academic superstores at select major campuses, such as the University of Pennsylvania, Yale University, the College of William and Mary, Boston University, DePaul University, Vanderbilt University, and Georgia Institute of Technology. B&N College academic superstores offer universities an exciting establishment on their campuses and further enables B&N College to differentiate itself. B&N College academic superstores, include a café and carry a large selection of course-required textbooks, supplies, emblematic clothing and gifts, and trade and reference books. B&N College academic superstores are positioned in locations that attract customers from the neighborhood community as well as students and faculty from the university. They are open extended hours and have ongoing events such as author signings. These stores differ from traditional-format B&N College stores since the majority have a customer base that includes the general public and sales which are less dependent on course-required materials.

B&N College actively promotes and drives traffic to individual customized websites for the bookstores it manages. Students can choose to shop in the comfortable and inviting atmosphere of B&N College’s bookstores, or they can opt to go to the virtual bookstore for their collegiate needs. Designed to appeal to faculty, students, alumni and parents, the sites offer simple textbook purchasing with free in store pick up, General Merchandise promotions and collections that are customized to the individual user, as well as faculty course material adoption tools and customer service support.

The number of B&N College stores located in each state and the District of Columbia as of May 3, 2014, is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	18	Missouri	8
Arizona	10	Nevada	2
Arkansas	7	New Hampshire	5
California	38	New Jersey	20
Colorado	3	New Mexico	6
Connecticut	7	New York	69
Delaware	2	North Carolina	25
District of Columbia	4	North Dakota	1
Florida	34	Ohio	31
Georgia	13	Oklahoma	5
Hawaii	2	Oregon	4
Illinois	20	Pennsylvania	62
Indiana	14	Rhode Island	3
Iowa	6	South Carolina	14
Kansas	2	South Dakota	2
Kentucky	32	Tennessee	11
Louisiana	11	Texas	66
Maryland	20	Virginia	21
Massachusetts	27	Washington	16
Michigan	26	West Virginia	12
Minnesota	6	Wisconsin	6
Mississippi	9

Operations

B&N College has seasoned management teams for its college bookstores, including those for marketing to prospective new accounts, merchandising and store operations. Field management includes territory vice presidents and regional managers supervising multiple store locations.

Each B&N College store generally employs a store manager and assistant store manager, a textbook manager and a range of full- and part-time booksellers, with the larger stores staffed with up to approximately 100 employees. The large employee base provides the Company with experienced booksellers to fill positions in new B&N College stores. B&N College maintains a dynamic industry leading management development program, Leadership Edge, which delivers multi platform training to support continuous growth and development of all positions in its Field Leadership and Store Teams. In addition, over 170 student employees were selected to participate in The Bestseller Management Program, which generates a steady stream of knowledgeable retail professionals who are critical to support B&N College growth strategies. B&N College anticipates that a significant percentage of the talent required to manage its new stores will continue to come from within its existing operations.

Field management for all B&N College stores, including territory vice presidents, regional managers and store managers, participate in an incentive program tied to store productivity. B&N College believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

Merchandising and Inventory Management

B&N College’s purchasing procedures vary by product type (textbooks or general merchandise). All purchases are made at the store level, with strategic corporate oversight, ensuring maximum sales volume on all inventory.

Textbooks continue to be a core mainstay of the B&N College business. B&N College currently serves the needs of 1 in 4 students enrolled in U.S. higher education institutions through cost-saving, flexible and innovative programs including:

•

Textbook rentals: B&N College is the industry leader in textbook rentals and uses its sophisticated inventory management platforms to manage pricing and inventory across its 700 locations, driving substantial growth over the past three years. The majority of all titles students require were available for rent during the past academic year. These include custom course packs and adaptive learning materials, along with traditional textbook options. During fiscal 2014, B&N College began offering a convenient buyout option to allow the purchase of a rented book at the end of the semester.

•	FacultyEnlightTM: FacultyEnlightTM is B&N College’s proprietary online platform which provides content search, discovery and adoptions (textbook selection) by the faculty at the campuses it serves.

•

YuzuTM: Soft launched in the Spring of 2014, YuzuTM is an eReading and studying app that is the initial step for B&N College’s education platform currently under development. Over the next two years, the YuzuTM eReading and studying app is planned to be just one component of a comprehensive educational ecosystem designed to meet the needs of students, faculty, institutions and publishers.

After titles are adopted for an upcoming term, B&N College determines how much inventory it will need to purchase based on several factors, including student enrollment and the previous term’s textbook sales histories. B&N College first uses its automated sourcing systems to determine if other B&N College stores have the necessary new or used books on hand and may transfer the inventory to the appropriate stores. After internal sourcing, B&N College purchases books from outside suppliers. As part of its contract with the particular institution, B&N College guarantees that it will order textbooks for all courses.

B&N College’s primary suppliers of new textbooks include Pearson Education, Cengage Learning, McGraw-Hill, MPS, MBS Textbook Exchange, Inc. (MBS), and John Wiley & Sons. B&N College’s primary suppliers of used textbooks are students, returns of previously rented books and MBS. The stores offer a “cash for books” program in which students can sell their books back to the store at the end of the semester. Buybacks are heaviest in December and May. Students typically receive 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not. Both unsold textbooks and trade books are generally returnable to publishers for full credit.

The larger superstores, which feature an expanded selection of trade books, use the Barnes & Noble Book Master system. B&N College home office merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business. In the smaller stores, trade (general reading) book purchasing also is controlled at the store level.

B&N College stores also feature collegiate and athletic apparel relating to a school and/or its sports programs and other custom-branded school spirit products. Other merchandise, such as laptops and other technology products, notebooks, backpacks, school supplies and related items are also offered. In addition, many stores also provide students with a place to purchase convenience items, such as food, beverages and dormitory products. General merchandise vendors and products are initially selected by the merchants in the B&N College home office and approved assortments are provided to the stores. Stores make selections from these assortments based on the unique needs of its campus, in conjunction with the home office merchants.

Competition

Approximately 55% of college bookstores in the United States are operated by the educational institutions themselves. Follett Corporation, a contract operator of campus bookstores, Nebraska Book Company, a contract operator of on-campus and off-campus bookstores, Amazon.com, and Chegg.com, an online textbook rental company, compete directly with B&N College. In addition, publishers are increasing efforts to sell directly to students and technology companies like Apple, Google and Amazon.com are increasing their digital offerings to students. B&N College offers customers a full suite of textbook options—new, used, digital and rental.

Seasonality

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Revenues from textbook rentals, which primarily occur at the beginning of the semester, are recognized over the rental period.

Employees

As of May 3, 2014, B&N College had approximately 5,300 full- and part-time employees. B&N College’s employees are not represented by unions, with the exception of 30 employees, and the Company believes that its relationship with its employees is generally excellent.

NOOK

This segment includes the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories through B&N Retail, B&N College and third party distribution partners. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership on June 4, 2014, to develop co-branded Samsung Galaxy Tab 4 NOOK tablets that feature the award-winning Barnes & Noble digital reading experience. The co-branded devices will combine popular Samsung Galaxy Tab 4 hardware with customized

NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of more than three million books, leading magazines and newspapers. The companies are expected to introduce the Samsung Galaxy Tab 4 NOOK in a 7-inch version in the U.S. in August 2014. The Company also intends to continue to offer the best black-and-white eReaders on the market, backed by quality customer service and technology support for those devices. The Company will continue to sell its existing device inventory as it segues into new products. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships. The Company intends to continue to provide the resources necessary for quality customer service and support sales of new devices and those in use by NOOK’s existing customer base.

On June 5, 2014, the Company entered into an Assignment of Lease for its 208,000 square foot Palo Alto, California campus. Employees will be relocated to new state-of-the art facilities totaling 88,000 square feet. NOOK employees will move to a new facility in Santa Clara, California, while Barnes & Noble College’s digital education employees will relocate to a facility in Mountain View, California. The relocations are expected to occur by the end of the first quarter of fiscal 2015. This action will result in a net reduction of annual occupancy expenses of approximately $9.6 million, reducing the Company’s future lease commitments by approximately $102.1 million. In the fourth quarter of fiscal 2014, the Company recorded an asset impairment charge of $28.4 million related to this relocation. The Company also expects to incur cash closing costs and to adjust lease accounting items in the first quarter of fiscal 2015 to reflect the impact of these relocations.

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

NOOK currently sells a number of different devices to satisfy customers’ digital needs, including media tablets NOOK® HD, NOOK® HD+, and the award-winning NOOK GlowLight™. These devices were designed in Palo Alto, California and to date have been sourced, manufactured and produced by the Company. NOOK® HD and NOOK® HD+ provide customers access to the millions of books and magazines in the NOOK Store, and, through Google Play, more than 700,000 Android apps and games, millions of songs, thousands of movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK GlowLight™ provides customers a simple, easy to use, intuitive eReader on an E Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. Always Free NOOK Support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable bookseller to receive pre- and post- customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices, Read In Store™ access, which allows owners to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. NOOK® devices also allow for digital lending of a wide selection of books through its LendMe® technology.

Third-Party Distribution Network. In addition to selling NOOK® devices through its bookstores, the Company also sells devices through other third-party retail channels. The Company’s third-party retail partners include Wal-Mart, Target, Books-A-Million, Fry’s Electronics, MicroCenter, QVC and HSN retailers. These additional retailers expand the reach of our NOOK® devices.

International Expansion. The Company sells digital content in the U.K. directly through its NOOK devices and its nook.co.uk website. The Company plans to continue to expand into additional international markets and believes that its partnership with Microsoft will help foster that expansion.

Operations

The digital products group has knowledgeable product development and operational management teams in the areas of reading software, digital content retailing and mobile device development. Digital product management oversees product concept, software development, engineering and user experience. Operational management has historically overseen demand planning, strategic sourcing, manufacturing, return and refurbishment of hardware. The Company expects that digital product management’s role will continue to focus on eReading devices and reading platforms, while also shifting to the management of third-party partner relationships, as NOOK’s partnership with Samsung proceeds.

The Company’s development office employs experienced engineers in the Company’s digital product area. The NOOK digital products management team is currently focused on next generation digital reading products to enhance the reading experience and help consumers discover content in new and interesting ways. The Digital Services team, which includes the Cloud and Commerce group, is responsible for maintaining and developing the NOOK’s digital bookstore service.

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

Employees

As of May 3, 2014, NOOK had approximately 480 full-time employees. NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, Barnsie®, NOOK®, NOOK Color®, NOOK Tablet®, Reader’s Tablet™, NOOK Simple Touch®, NOOK GlowLight™, NOOK® HD, NOOK® HD+, The Simple Touch Reader®, NOOK Press®, NOOK Books®, NOOK Book Enhanced®, NOOK Developer®, The NOOK Book Store®, NOOK Newsstand®, NOOK Newspaper®, NOOK Kids®, Read In Store®, More In Store®, NOOK Friends®, LendMe®, NOOK Boutique®, NOOK Books en español™, NOOK Study®, ArticleView®, Daily Shelf®, Read To Me®, Punctuate!®, Yuzu™, FacultyEnlight®, Sparknotes®, Borders®, Borders Books & Music®, some of which are registered or pending with the United States Patent and Trademark Office.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, (2) “Retail business” refer to the Company’s business included in the Retail segment, (3) “Digital business” refer to the Company’s business included in the Digital segment, including the sales of digital content, devices and accessories and (4) “College business” refer to the Company’s business included in the College segment, including Barnes & Noble College Booksellers, LLC.

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

The Retail business’s and the Digital business’s sales are primarily dependent upon discretionary consumer spending, which is affected by the overall economic environment, consumer confidence and other factors beyond its control. In addition, the Retail business’s and the Digital business’s sales are dependent in part on the strength of new release products which are controlled by publishers and other suppliers. The economic downturn over the last several years has led to declines in consumer traffic and spending patterns, adversely impacting the Retail business’s and the Digital business’s financial performance. The effect of the economic downturn on other retailers in shopping malls in which the Retail business locations are located also may adversely affect the Retail business. For example, if the downturn leads to one or more vacancies in a shopping mall, traffic to its store in the mall may decrease.

The College business’s sales are also affected by the overall economic environment, including as a result of reductions in funding levels at colleges and universities, although historically the effect has been less significant than in the Retail business’ stores. The College business’s sales are also impacted by changes in enrollments at colleges and universities. Students also may spend less on textbooks and other general merchandise in a difficult economic environment. The College business is also dependent on, among other things, college and university funding, government grants and funding, which may be negatively impacted in an economic downturn.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s primary business is its operation of the Retail business’ stores across the United States, and it derived a majority of its sales from the Retail business’ stores in its most recent fiscal year. Management generally believes that the Retail business’ stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and expects to close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

The complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

The complexity of the Company’s business could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions. The Company operates three different businesses: the College business, the Retail business, the Digital business. NOOK Media LLC (NOOK Media) also has obligations under its commercial agreements with and investments by Microsoft Corporation (Microsoft) and Pearson plc (Pearson) in NOOK Media. There can be no assurance that the Company will be able to manage the complexity of its businesses effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as it employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage the required personnel, which may limit its growth. If any of these were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm its business.

The Company faces the risk of disruption of supplier relationships and/or supply chain and/or inventory surplus.

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2014, the Retail business’s five largest suppliers accounted for approximately 49 percent of the dollar value of merchandise purchased. During fiscal 2014, the College business’s five largest suppliers accounted for approximately 51 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, most suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, certain of our merchandise, including electronic readers, are sourced, directly or indirectly, from outside the United States, including, without limitation, from suppliers in China. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. Furthermore, the Retail business and the College business are each dependent on the continued supply of trade books, in the case of the Retail business, and textbooks, in the case of the College business. The publishing industry generally has suffered due, among other things, to changing consumer preferences away from the print medium and due to the difficult economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers could adversely affect its financial condition and liquidity. The Company has arrangements with third-party manufacturers. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments may be made far in advance of finished product delivery. In addition, a subsidiary of NOOK Media recently entered into a commercial agreement with Samsung Electronics America, Inc. under which the NOOK Media subsidiary has agreed to a minimum purchase commitment during the first twelve months after the launch of the initial co-branded NOOK devices of 1,000,000 devices; provided that if certain sales thresholds of the initial co-branded NOOK devices are not met by December 31, 2014, the twelve month period will be extended to fifteen months. Sales shortfalls (including with respect to the co-branded NOOK devices) or incorrect forecasts or estimates by the Company may result in higher than anticipated levels of unfinished goods or finished goods inventories, which may impact the Company’s results of operations and liquidity.

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

The Company’s businesses are seasonal.

The Company’s businesses are seasonal. For the Company’s businesses other than the College business, sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. For fiscal 2014, 33% of sales and 74% of operating income of the Retail business were generated in its third fiscal quarter. Operating results in the Company’s businesses other than the College business depend significantly upon the holiday selling season in the third fiscal quarter. The College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Less than satisfactory net sales for any fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year and may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

The Company’s results of operations may fluctuate from quarter to quarter, which could affect the Company’s business, financial condition and results of operations.

The Company’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond its control. These factors include the timing of new product releases, weather, the level of success of the Company’s product releases, the timing of store openings and closings, the addition or termination of the College business contracts to manage bookstores for colleges and universities, the timing of the start of college and university semesters, shifts in the timing of certain promotions and the effect of impairments on the Company’s assets. These and other factors could affect the Company’s business, financial condition and results of operations, and this makes the prediction of the Company’s financial results on a quarterly basis difficult. The Company’s quarterly financial results have been and may in the future be below the expectations of public market analysts and investors.

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

The Company’s business involves the receipt, storage, processing and transmission of personal information about customers and employees. Personal information about customers is obtained in connection with the Company’s membership programs, e-commerce operations, digital media businesses as well as through retail transactions in stores operated by the Company. The Company’s online operations and the Digital business depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. The Company’s handling and use of personal information is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security

Standard change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes, and may be difficult to achieve. If the Company fails to comply with these laws, regulations and standards, it could be subjected to legal risk. Also, hardware, software or applications developed or procured internally or from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, even if the Company fully complies with all laws, regulations, and standards and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change and develop frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the Company’s security measures could misappropriate the Company or its users’ proprietary information and cause interruption in its operations. Any compromise of the Company’s data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, negative publicity, equipment acquisitions or disposal and added personnel, and a loss of confidence in its security measures, which could harm the business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.

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

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, are brothers and together are currently the beneficial owners of an aggregate of approximately 21.5% of the Company’s outstanding capital stock as of May 3, 2014, a majority of which is beneficially owned solely by Leonard Riggio. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree. Leonard Riggio is also the beneficial owner of a note issued in connection with the acquisition of the College business that matures on September 30, 2014, and therefore one of the Company’s largest creditors. In addition, there may be risks related to the relationships Leonard Riggio, Stephen Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

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

The Retail business, the College business and the Digital business collected sales tax on the majority of the products and services that they sold in their respective prior fiscal years that were subject to sales tax, and they generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere herein reflect management’s best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, there can be no assurance that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, the Company’s businesses may be subject to claims for not collecting sales tax on the products and services it currently sells for which sales tax is not collected. There is a risk that existing tax credits and tax assets may not be utilized or may expire.

The Company’s announced evaluation of strategic exploratory work may result in the sale or spin-off or split-off of one or more of the Company’s businesses or another strategic transaction.

The Company continues to evaluate the possibility of a separation of any or all of the College business, the Digital business, NOOK Media and the Retail business from each other and whether such separation would create shareholder value. However, there can be no assurance that there will be a strategic separation or the creation of a stand-alone public company, and there is no timetable for any such transaction. There is the potential for various adverse impacts on the Company and its businesses as a result of any possible strategic transaction, including, without limitation, the risk that any spin-off, split-off or other disposition by the Company of its interests in NOOK Media or other separation of the Company’s businesses, are not able to be implemented, the risk that the transactions do not achieve the expected benefits for the parties, the risk that the separation of the Digital business and the College business or any subsequent spin-off, split-off or other disposition by the Company of its interest in NOOK Media or other separation of the Company’s businesses results in adverse impacts on the Company or NOOK Media, the potential impact on the Retail business of a separation, the potential tax consequences for the Company and its shareholders of any strategic separation, the risk that NOOK Media’s international expansion is not successful, the risk that NOOK Media is not able to perform its obligations under its commercial agreements with Microsoft and Pearson, and the consequences thereof, the costs and disruptions arising out of any such separation, the risk that the Company may not recoup its investments in the Digital business as part of any separation transaction, and risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts. Moreover, the form or nature of any such separation or any other transaction may have an adverse impact on the Company’s operations and stock price.

The Company’s announced authorization of a potential separation of the NOOK Media business from Barnes & Noble Retail into two separate public companies.

The Company’s Board of Directors has authorized management of the Company to take steps to separate the NOOK Media business from Barnes & Noble Retail into two separate public companies. The Company’s objective is to take the steps necessary to complete the separation by the end of the first quarter of next calendar year. However, there can be no assurance regarding the ultimate timing of any separation, the form or terms of any separation or that any separation will in fact, be completed. Any separation of NOOK Media and Barnes & Noble Retail into two separate public companies will be subject to customary regulatory approvals, securing any necessary financing, final approval of the Barnes & Noble Board of Directors and other customary matters and is dependent on numerous factors that include the macroeconomic environment, credit markets and equity markets. There is also the potential that a separation may result in various adverse impacts on the Company and its businesses including, without limitation, the risk that any separation by the Company of its interests in NOOK Media cannot be implemented, the risk that the separation does not achieve the expected benefits for the parties, the risk that the separation of the NOOK Media business has an adverse impact on the Company’s retail business, the risk of potential adverse tax consequences for the Company and its shareholders, the risk that NOOK Media is not able to perform its obligations under its commercial agreements with Microsoft and Pearson, and the consequences thereof, the costs and disruptions arising out of any such separation, the risk that the Company may not recoup its investments in the Digital business as part of any separation transaction, and risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts. Moreover, the form or nature of any such separation or any other transaction may have an adverse impact on the operations of the Company’s retail businesses and its stock price.

Microsoft has the right to put its preferred membership interests in NOOK Media after November 13, 2017 if NOOK Media is not separated from the Retail business, which could adversely affect our operations and liquidity.

Microsoft has the right to require NOOK Media to repurchase its preferred membership interests in NOOK Media at fair market value if an initial public offering of NOOK Media or a spin-off of split-off of either NOOK Media or the Retail business is not consummated on or prior to November 13, 2017. If NOOK Media is not separated from the Retail business and Microsoft elects to put its preferred membership interests in NOOK Media, this could adversely affect our operations and liquidity.

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

The Company’s business is subject to the risks of international operations.

The Company, which has historically limited its operations to the United States, has begun to conduct operations internationally, including in China. There is no assurance that any investment by the Company to expand its operations internationally will be successful.

In particular, the Company may continue to pursue plans to sell the NOOK device internationally. However, the terms of any agreements that are reached with international partners may not be advantageous to the Company. The NOOK® device may require technological changes to comply with applicable foreign laws. It also may not be accepted in a particular marketplace where other companies may have already entered with products that have achieved some customer acceptance.

Compliance with U.S. and foreign laws and regulations that apply to international operations, including without limitation import and export requirements, anti-corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation. There can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies with respect to foreign operations.

Intense competition from traditional retail sources, the Internet and suppliers of digital content and hardware may adversely affect the Company’s businesses.

The book business is highly competitive in every channel in which the Company operates. The Retail business’ stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of the Retail business’s competitors engaging in significant discounting and other promotional activities. NOOK® competes primarily with other tablets and eBook readers on functionality, consumer appeal, availability of digital content and price. The Retail business competes with large bookstores including Books-A-Million and smaller format bookstores. The Retail business also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. The Retail business’ stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments.

The Company faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in the Retail business’ stores. Some of the Company’s competitors may have greater financial and other resources and different business strategies than the Company does. The music and DVD businesses are also highly competitive, and the Company faces competition from mass merchants, discounters, the Internet and digital distribution. The Company faces competition from the expanding market for digital content and hardware, including without limitation digital books or “eBooks” and eBook readers. New and enhanced technologies, including new digital technologies and new web services technologies, may increase the Company’s competition. Competition may also intensify as the Company’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce the Company’s sales and profits.

The Company faces additional operating risks through the operation of the Digital business.

The Company faces risks related to the operation of the Digital business. The Digital business’s content sales decreased during fiscal 2014 and may continue to decline in the future, which could affect the Company’s results of operations and liquidity. Also, the sales of digital devices and accessories declined during fiscal 2014, and there is no guarantee that the possible introduction of future NOOK digital devices (including NOOK co-branded devices under the commercial agreement with Samsung) will increase future sales of digital devices or content or the earnings of the Digital business. The previously announced efforts to rationalize the costs associated with the Digital business also may not be successful, which may adversely impact the Company’s results of operations. The Digital business faces certain risks associated with its business, including protection of digital rights and uncertainties relating to the regulation of digital content. Additionally, NOOK Media has certain obligations relating to the Digital business under its commercial agreement with Microsoft, including but not limited to international expansion targets, that may not be achieved or may negatively affect the Company’s sales or earnings.

If the Retail business is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of the Retail business’ stores are located in leased premises. The Retail business’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Retail business has 316 leases up for renewal by April 30, 2017. If the cost of leasing existing retail stores increases, the Retail business may not be able to maintain its existing store locations as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. The Retail business’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

The Company is dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements, indebtedness and Digital business. The Company believes that the combination of its cash-on-hand, cash flow received from operations, funds available under the Company’s revolving senior credit facility, cash received from Microsoft and Pearson’s investments in NOOK Media, Microsoft’s payment obligations to NOOK Media and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy the Company’s requirements, the Company may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

The Company faces various risks as an Internet retailer.

Business risks related to its online business include risks associated with the need to keep pace with rapid technological change, risks associated with the adoption of new products or platforms, including, among other things, new website platforms and new products such as the Yuzu™ platform, Internet security risks, risks of system failure or inadequacy, supply chain risks, government regulation and legal uncertainties with respect to the Internet, risks related to data privacy and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on the Company’s business.

The Company faces the risk of a shift in consumer spending patterns to Internet retailers and digital content.

The Company has entered parts of the online and digital markets in which it has limited experience and may in the future expand into additional areas. The offering of digital content may present new and difficult challenges. Gross margin for digital content and products may be lower than for the Company’s traditional product lines. The gross margin for the Company’s online sales is generally lower than for sales in its retail stores. Although the Company has entered into the online and digital spaces, it may not be able to compete effectively in those spaces and any investments made in those spaces may not be successful. The Company also faces competition from companies engaged in the business of selling books, music and movies via electronic means, including the downloading of books, music and movie content. For example, historically the Retail business offered a selection of music products in its stores, but has dramatically decreased such selection because of the increased competition from the download of digital music. The College business is experiencing growing competition from alternative media and alternative sources of textbooks and course-related materials, such as websites that sell textbooks, eBooks, digital content and other merchandise directly to students; online resources; publishers selling directly to students; print-on-demand textbooks; CD-ROMs; textbook rental companies; and student-to-student transactions over the Internet. In addition, the College business has significantly increased its textbook rentals, offering students a lower cost alternative to purchasing textbooks, which could be subject to inventory risks if books are not resold or re-rented. Sales of physical textbooks by the College business may also be adversely impacted by increased usage of digital content and eBooks, including textbooks in digital form. These challenges may negatively affect the Company’s results of operations.

The Company’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

The Company may require additional capital in the future to sustain or grow the Company’s online business and the Digital business. The Company’s gross profits and margins in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, the Company may have limited or no experience in its newer products and services, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its NOOK® eBook readers and tablets, as well as new gift products and educational toys and games products. Some of these offerings may present new and difficult technological challenges, and the Company may be subject to claims or recalls if customers of these offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

The Company depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

NOOK® and other Company products are manufactured by a third-party manufacturer outside the United States, and the Company relies on components provided from a number of different manufacturers both within and outside the United States. Many of these manufacturers are concentrated in geographic areas outside the United States. While the Company’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect the Company’s reputation, financial condition and operating results. If manufacturing in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health or political issues, the Company’s financial condition and operating results could be adversely affected.

The Company, including the Digital business, may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries (DRC), which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that its products are free of such minerals. The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the DRC and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The Securities and Exchange Commission adopted the final rules related to “conflict” minerals in August 2012. These rules may limit the pool of suppliers who can provide the Company DRC Conflict Free components and parts, and the Company cannot make assurances that it will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, because the Company’s supply chain is complex, the Company may face reputational challenges with its customers, stockholders and other stakeholders if it is unable to sufficiently verify the origins for the defined conflict metals used in its products as required by the rules on conflict minerals.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business (including governmental investigations and litigation relating to the agency pricing model for digital content distribution). Existing and future laws and regulations and their application and/or enforcement may impede the growth of the Internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models including the agency pricing model. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, the characteristics and quality of products and services and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act). Unfavorable regulatory and legal developments, including among other things the July 2013 U.S. federal court ruling that Apple Inc. violated antitrust laws by colluding to raise the price of digital books with certain U.S. publishers and the settlement between the U.S. Department of Justice and certain U.S. publishers for allegedly colluding to raise the price of digital books, could diminish the demand for the Company’s products and services, increase its cost of doing business, decrease its margins and materially adversely impact its results of operations or financial operations.

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

The College business may not be able to enter into new contracts and contracts for existing or additional college bookstores may not be profitable.

An important part of the College business’s business strategy is to expand sales for its college bookstore operations by being awarded additional contracts to manage bookstores for colleges and universities. The College business’s ability to obtain those additional contracts is subject to a number of factors that it is not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of its competitors and customers. Because the terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates which may not be accurate, including for reasons outside of its control, the College business has contracts which are not profitable, and may have such contracts in the future. Even if the College business has the right to terminate a contract, it may be reluctant to do so even when a contract is unprofitable due, among other factors, to the potential effect on the College business’s reputation. Any unprofitable contracts may negatively impact the Company’s operating results.

The College business may not be able to successfully retain or renew its managed bookstore contracts on profitable terms, which could adversely impact the College business’s profit margins.

The College business will be competing for the retention of existing store contracts and renewal of those contracts as they expire. The College business’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. The College business may not be successful in retaining its current contracts, renewing its current contracts, or renewing its current contracts on terms that provide it the opportunity to improve or maintain the profitability of managing the store. If the College business is unable to retain or renew its contracts on profitable terms, or at all, its profit margins could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 659 leased stores open as of May 3, 2014 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores (a)
2015	102
2016	91
2017	123
2018	122
2019	131
2020 and later	90

(a)	1 Barnes & Noble store is under a month-to-month lease.

B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. In many cases, either party may cancel. The contracts for the 700 B&N College stores as of May 3, 2014 expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2015	46
2016	36
2017	27
2018	52
2019	28
2020 and later	511

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations, one in Monroe Township, New Jersey, under a lease expiring in 2020, and the other in Reno, Nevada, under a lease expiring in 2015. The Company also leases office and warehouse space in Edison, New Jersey for Sterling Publishing under two leases expiring in 2015 and 2016. The Company’s B&N Retail distribution centers total 1,975,000 square feet.

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

The Company’s principal administrative facilities are situated in New York, New York, and are covered by one lease which covers approximately 144,000 square feet of office space and will expire in 2023. The Company also leases approximately 74,000 square feet in Basking Ridge, New Jersey for its B&N College administrative offices under a lease which expires in 2020.

The Company leases two additional locations in New York, New York for office space: approximately 90,000 square feet under a lease expiring in 2015, for eCommerce and NOOK administrative offices, and approximately 56,000 square feet under a lease expiring in 2014, for Sterling Publishing administrative offices. Additionally, Sterling leases approximately 23,000 square feet of office space in Asheville, North Carolina under a lease expiring in 2017. This lease was early terminated in May 2014 with no penalties or obligations for rent and taxes.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2017, approximately 4,000 square feet of office space in Seattle, Washington under leases expiring in 2017 and approximately 10,000 square feet internationally under leases expiring 2015 and 2021.

As of May 3, 2014, the Company leased approximately 237,000 square feet of office space in Palo Alto, California under leases expiring in 2015 and 2021. Subsequent to May 3, 2014, the Company assigned approximately 208,000 of the 237,000 square feet. The remaining 29,000 square feet leased in Palo Alto, California expire in 2015. Concurrently with the assignment, the Company entered into a sublease with the assignee and plans to terminate the sublease in July 2014 when it anticipates moving into a new office space.

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

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) submitted a complaint to the U.S. International Trade Commission (ITC), captioned Certain Wireless Consumer Electronics Devices and Components thereof, Inv. No. 337-TA-853, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint alleges that the sale for importation into the United States, the importation, and/or the sale within the United States after importation of the Company’s NOOKTM products infringe certain claims of U.S. Patent No. 5,809,336 (’336). The complaint also asserts similar claims against the products of 23 other Respondents. The complaint requests that the ITC issue a permanent exclusion order and a permanent cease-and-desist order with respect to these products. On September 24, 2012, the Company filed a response to the complaint, denying that its products infringe the ’336 patent and denying that it has engaged in any action that would constitute unlawful sale for importation into the United States, importation, or sale within the United States after importation. The Company also asserted ten affirmative defenses. On June 3-7, 2013 and June 10-11, 2013, the Administrative Law Judge (ALJ) conducted a hearing in the action. On September 6, 2013, the ALJ issued his Initial Determination on Violation of Section 337 (ID), in which the ALJ found that neither the Company nor any of the other Respondents had violated Section 337. On November 25, 2013, the Commission granted partial review of the ID. On February 19, 2014, the Commission issued its Notice of Commission Determination Finding No Violation of Section 337; Termination of Investigation (Notice). In its Notice, the Commission affirmed the ALJ’s challenged claim constructions and non-infringement findings and, therefore, terminated the investigation. TPL failed to appeal this determination to the Court of Appeals for the Federal Circuit.

Also on July 24, 2012, TPL filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint similarly alleges that the Company is infringing the ’336 patent through the importation and sale in the United States of NOOKTM products. The complaint also alleges that Barnes & Noble is infringing two other patents in the same patent family: U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. On September 26, 2012, the District Court stayed the action pending final resolution of the ITC investigation. On May 19, 2014, the District Court lifted the stay. On June 9, 2014, the Company answered the complaint, denying TPL’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. A case management conference is scheduled on July 11, 2014.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company is infringing U.S. Patent No. 5,487,069 (’069 patent). On October 19, 2012, the Company answered the complaint, denying CSIRO’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of invalidity and non-infringement. On February 19, 2013, the Company amended its answer to add an affirmative defense that the ’069 patent is unenforceable due to inequitable conduct. On November 23, 2013, the ’069 patent expired. On January 23, 2014, CSIRO served an amended complaint to allege that the Company is infringing the ’069 patent because its products may support the 802.11 ac and draft ac standards. In this amended complaint, CSIRO dropped its request for injunctive relief. On January 23, 2014, the Company served an amended answer to set forth additional Fair, Reasonable and Non-Discriminatory (F/RAND) related defenses and counterclaims: breach of contract, promissory estoppel, and waiver. On February 6, 2014, the Company and CSIRO responded to these amended pleadings.

On April 25, 2013, the District Court entered a discovery order and docket control order. On May 12, 2014, the Magistrate Judge assigned to the action issued a memorandum opinion and order in which the Magistrate Judge construed certain claim terms in the ‘069 patent and recommended denying Defendants’ motion for summary judgment of invalidity on the grounds of indefiniteness as to certain other claim terms in the ‘069 patent. On May 26, 2014, CSIRO filed objections to the Magistrate Judge’s May 12, 2014 memorandum opinion and order. On May 27, 2014, Defendants also filed objections to the Magistrate Judge’s May 12, 2014 memorandum opinion and order. The parties’ objections are still pending before the District Judge overseeing the action. In considering the parties’ objections, the District Judge will conduct a de novo review of the Magistrate Judge’s May 12, 2014 memorandum opinion and order. The District Court has set the trial date for July 6, 2015.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on

May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. The Company filed its opening brief on the appeal on February 11, 2013. The answering brief was filed on April 13, 2013, and the Company’s reply brief was filed on May 23, 2013. The appeal was argued and submitted on May 16, 2014.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California from the period of August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. The parties have completed pre-certification discovery. Plaintiff’s motion for class certification was filed November 11, 2013, Barnes & Noble’s opposition was filed February 28,

2014, and plaintiff’s reply was filed April 11, 2014. The hearing date for the certification motion is scheduled for July 1, 2014. No trial date has been set.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations against defendants with respect to salaried Store Managers at Barnes & Noble stores located in the State of California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. The case was initially assigned to the Honorable Barbara Scheper. Because the underlying factual claims in the Jones complaint are almost identical to the claims in the Lina v. Barnes & Noble action, the Company filed a Notice of Related Case on May 1, 2013. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013, and filed an answer on June 10, 2013. The hearing date for the case management conference is scheduled for July 1, 2014.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). Written discovery has begun.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1,

2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Court has stayed all class-wide discovery at this point. The Company filed a summary judgment motion on November 25, 2013. That motion is fully briefed. The hearing date for the summary judgment motion is scheduled for July 7, 2014.

David Shaev Profit Sharing Account v. Leonard Riggio et al.

On December 17, 2013, David Shaev Profit Sharing Account (Shaev) filed a verified shareholder derivative complaint against Leonard Riggio, George Campbell, Jr., Mark Carleton, William Dillard, II, David Golden, Patricia Higgins, Gregory Maffei and David Wilson (collectively, the defendants), and naming Barnes & Noble, Inc., as nominal defendant, in the Supreme Court of New York, County of New York. The complaint alleges that defendants (1) breached their fiduciary duties by knowingly or recklessly permitting the Company to function without effective internal controls over financial reporting while simultaneously allowing the Company to assure the public that the Company’s internal controls functioned properly; and (2) abused their ability to control and influence the Company. The complaint was served on the Company on December 19, 2013, and assigned to the Commercial Division of the Supreme Court on February 4, 2014. The Company filed a motion to dismiss the complaint on February 14, 2014, and in response, on March 14, 2014, Shaev filed an amended complaint. The Company filed a motion to dismiss the amended complaint on April 11, 2014, and Shaev filed on opposition to the motion to dismiss on May 19, 2014. The Company filed its reply on June 10, 2014.

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

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$23.71	$14.96	$26.00	$13.30
Second Quarter	18.66	12.59	16.36	11.17
Third Quarter	17.31	13.40	17.27	12.70
Fourth Quarter	22.41	13.02	18.35	12.83

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2014
Common stock, $0.001 par value	2,026

Dividends

The Company paid dividends to preferred shareholders in the amount of $15,768,000 and $15,767,000 in fiscal 2014 and 2013, respectively.

The Company paid no dividends to common stockholders during fiscal 2014 and 2013.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 26, 2014 – February 22, 2014	1,057	$14.60	—	$2,470,561
February 23, 2014 – March 29, 2014	64,087	$21.40	—	$2,470,561
March 30, 2014 – May 3, 2014	3,798	$21.29	—	$2,470,561

Total	68,942	$21.29	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan, 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced that its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of May 3, 2014.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 3, 2014, the Company has repurchased 34,363,899 shares at a cost of approximately $1.1 billion. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended May 3, 2014 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 3, 2014, the Company’s cash and cash equivalents totaled approximately $340,171,000. A 25 basis point increase in interest rates would have increased the Company’s interest income by $0.7 million in fiscal 2014. Conversely, a 25 basis point decrease in interest rates would have reduced interest income by $0.0 million in fiscal 2014.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $0 and $77,000,000 in borrowings under its credit facility at May 3, 2014 and April 27, 2013, respectively. A 25 basis point increase in interest rates would have increased the Company’s interest expense by $0.1 million in fiscal 2014. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0.1 million in fiscal 2014.

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

BDO’s reports on the Company’s consolidated financial statements for the year ended April 28, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal 2012 and the subsequent interim period preceding BDO’s dismissal, there were:

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 3, 2014.

The effectiveness of internal control over financial reporting was audited by Ernst & Young, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

As previously disclosed in its Annual Report on Form 10-K for the fiscal year ended April 27, 2013, management of the Company concluded that its internal control over financial reporting was not effective because a material weakness existed in its internal control over the reporting and review of the reconciliation of its distribution center accrual. During the fiscal year ended May 3, 2014, Management developed and implemented new control procedures in an effort to remediate the previously identified material weakness.

The Company’s remediation efforts covered the following key components of the distribution center accrual reconciliation process:

•	the design of adequate controls to ensure the completeness and appropriate timely adjustments to the distribution center accrual;

•	the design of adequate controls to identify and address critical risks to the distribution center accrual reconciliation process and any impact to financial reporting;

•

the design of adequate controls over access and changes to and review of spreadsheets and databases used in the preparation, reconciliation and historical record keeping of the distribution center accrual;

•	the development of formal policies and procedures necessary to adequately address and monitor the financial reporting risks associated with the distribution center accrual reconciliation process; and

•	the implementation of control testing to ensure the newly implemented controls are functioning effectively.

During fiscal 2014 management worked with an outside advisor to assist in the design and implementation of effective controls over this process. In addition to the outside advisors, internal personnel were committed to the remediation efforts, including IT, internal audit, and finance and accounting personnel. In connection with the Company’s remediation efforts, management implemented the following measures:

•

the definition and documentation of roles and responsibilities within the distribution center accrual reconciliation process as it relates to the period-end financial statement closing process, including required reviews and approvals of account reconciliations, journal entries and methodologies used to analyze the distribution center accrual balances;

•	the preparation of month-end distribution center accrual closing schedules and checklists to ensure timely and documented completion of work;

•	the documentation of key business rules and decisions identified and implemented to ensure consistency within the accounting function for the distribution center accrual going forward;

•	the formalization of monthly test plans performed by the Company’s internal audit function to validate critical transactions related to the distribution centers;

•	the filling of new positions dedicated to enhancing the Company’s account reconciliation process; and

•

the formalization of the month-end review process, which includes process certifications from internal process owners and analytical review procedures performed by accounting personnel to explain significant variances in key components of the distribution center accrual.

Upon completion of our testing of the design and operating effectiveness of these new control procedures, management concluded that it has remediated the previously identified material weakness as of May 3, 2014. Management remains committed to the rigorous enforcement of an effective control environment.

Except as described above, there have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended May 3, 2014 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of May 3, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,038,508	20.14	3,380,683
Equity compensation plans not approved by security holders	—	—	—

Total	1,038,508	20.14	3,380,683

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 53 week period ended May 3, 2014, 52 week period ended April 27, 2013 and the 52 week period ended April 28, 2012 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
May 3, 2014	$6,088	$3,337	$(584)	$8,841
April 27, 2013	$5,941	$516	$(369)	$6,088
April 28, 2012	$4,565	$1,844	$(468)	$5,941

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
May 3, 2014	$8,811	$38,001	$(40,279)	$6,533
April 27, 2013	$19,788	$26,495	$(37,472)	$8,811
April 28, 2012	$15,404	$50,023	$(45,639)	$19,788

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (15)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (2)

3.3	Amended and Restated By-laws of the Company. (9)

3.4	Amendment to Amended and Restated By-laws of the Company. (16)

3.5	Form of Certificate of Designation, dated as of November 17, 2009. (17)

4.1	Specimen Common Stock certificate. (1)

4.2	Issuance and sale of Series J Preferred Stock of the Company to Liberty GIC, Inc. as of August 18, 2011. (28)

10.1	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (3)

10.2	The Company’s Amended and Restated 1996 Incentive Plan. (4)

10.3	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (5)

10.4	The Company’s 2004 Executive Performance Plan. (6)

10.5	The Company’s 2004 Incentive Plan. (6)

10.6	Form of Option Award Agreement of the Company. (7)

10.7	Form of Restricted Stock Award Agreement of the Company. (7)

10.8	Amendment to the Company’s 2004 Incentive Plan. (8)

10.9	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (8)

10.10	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (10)

10.11	First Amendment to the Company’s 2004 Executive Performance Plan. (11)

10.12	Second Amendment to the Company’s 2004 Incentive Plan. (11)

Exhibit No.	Description

10.13	The Company’s Amended and Restated Deferred Compensation Plan. (11)

10.14	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (11)

10.15	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (11)

10.16	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (12)

10.17	The Company’s 2009 Executive Performance Plan. (14)

10.18	The Company’s 2009 Incentive Plan. (14)

10.19	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009. (30)

10.20	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009. (30)

10.21	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009. (30)

10.22	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (16)

10.23	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (18)

10.24	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (18)

10.25	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (18)

10.26	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010. (30)

10.27	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010. (30)

10.28	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement. (30)

10.29	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (19)

Exhibit No.	Description

10.30	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (19)

10.31	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (20)

10.32	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (20)

10.33	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (21)

10.34	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (22)

10.35	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (23)

10.36	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (24)

10.37	Investment Agreement between the Company and Liberty GIC, Inc., dated August 18, 2011. (25)

10.38	Transitional Employment Agreement between the Company and Joseph J. Lombardi, dated October 21, 2011. (26)

10.39	Employment Agreement between the Company and Michael P. Huseby, dated March 9, 2012. (27)

10.40	First Amendment to the Amended and Restated Credit Agreement, dated as of April 27, 2012, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (28)

10.41	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (28)

10.42	The Company’s Amended and Restated 2009 Incentive Plan. (29)

10.43	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (32)

10.44	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (32)

10.45	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

Exhibit No.	Description

10.46	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.47	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.48	Second Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2012. (34)

10.49	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012. (35)

10.50	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013. (35)

10.51	Amended Employment Agreement between the Company and William J. Lynch, Jr., dated March 7, 2013. (36)

10.52	Letter Agreement to the Amended and Restated Credit Agreement, dated as of April 26, 2013, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (37)

10.53	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2013. (38)

10.54	Letter Agreement with respect to Amended and Restated Credit Agreement, dated as of July 25, 2013. (39)

10.55	Employment Agreement dated December 23, 2013 between Barnes & Noble, Inc. and Allen W. Lindstrom. (40)

10.56	Amended and Restated Employment Agreement, dated January 7, 2014, between Barnes & Noble, Inc. and Michael P. Huseby. (41)

10.57	Amendment No. 1 to the Commercial Agreement, dated as of October 4, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.58	Amendment No. 2 to the Commercial Agreement, dated as of March 10, 2014, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.59	Commercial Agreement, dated June 4, 2014, between Samsung Electronics America, Inc. and barnesandnoble.com llc. (43)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (44)

Exhibit No.	Description

14.1	Code of Business Conduct and Ethics. (13)

16.1	Letter re change in certifying accountant. (33)

21.1	List of Significant Subsidiaries. (44)

23.1	Consent of Ernst & Young, LLP. (44)

23.2	Consent of BDO USA, LLP. (44)

23.3	Report of BDO USA, LLP. (44)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (44)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (44)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (44)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (44)

101.INS	XBRL Instance Document. (44)

101.SCH	XBRL Taxonomy Extension Schema Document. (44)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (44)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (44)

101.LAB	XBRL Taxonomy Label Linkbase Document. (44)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (44)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

Exhibit No.	Description

(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

Exhibit No.	Description

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

(21)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2011.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 21, 2011.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 12, 2012.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(29)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

(30)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 28, 2012.

(31)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(32)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(34)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended January 26, 2013.

Exhibit No.	Description

(36)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2013.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 26, 2013.

(38)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 26, 2013.

(39)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 26, 2013.

(40)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 24, 2013.

(41)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2014.

(42)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 13, 2014.

(43)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2014.

(44)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Michael P. Huseby
Michael P. Huseby
Chief Executive Officer
June 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	June 27, 2014

/s/ Michael P. Huseby Michael P. Huseby	Chief Executive Officer (principal executive officer)	June 27, 2014

/s/ Allen W. Lindstrom Allen W. Lindstrom	Chief Financial Officer (principal financial officer)	June 27, 2014

/s/ Peter M. Herpich Peter M. Herpich	Vice President and Corporate Controller (principal accounting officer)	June 27, 2014

/s/ George Campbell Jr. George Campbell Jr.	Director	June 27, 2014

/s/ Mark D. Carleton Mark D. Carleton	Director	June 27, 2014

/s/ Scott S. Cowen Scott S. Cowen	Director	June 27, 2014

/s/ William Dillard II William Dillard II	Director	June 27, 2014

/s/ David G. Golden David G. Golden	Director	June 27, 2014

/s/ Patricia L. Higgins Patricia L. Higgins	Director	June 27, 2014

/s/ David A. Wilson David A. Wilson	Director	June 27, 2014