Form 10-Q
period 2014-08-02
BARNES & NOBLE INC
filed 2014-09-09
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

As of August 31, 2014, 60,061,412 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 70,884 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended August 2, 2014

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	August 2, 2014	July 27, 2013
Sales	$1,236,447	1,329,502
Cost of sales and occupancy	853,755	961,301

Gross profit	382,692	368,201

Selling and administrative expenses	353,141	377,146
Depreciation and amortization	50,269	54,999

Operating loss	(20,718)	(63,944)
Interest expense, net and amortization of deferred financing fees	5,920	7,552

Loss before taxes	(26,638)	(71,496)
Income taxes	1,811	15,526

Net loss	$(28,449)	(87,022)

Loss per common share
Basic	$(0.56)	(1.56)
Diluted	$(0.56)	(1.56)
Weighted average common shares outstanding
Basic	59,236	58,768
Diluted	59,236	58,768

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended
	August 2, 2014	July 27, 2013
Net loss	$(28,449)	(87,022)
Other comprehensive earnings (loss), net of tax:
Increase in minimum pension liability (net of deferred tax expense of $0 and $0, respectively)	(15,747)	—

Total comprehensive loss	$(44,196)	(87,022)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 2, 2014	July 27, 2013	May 3, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,243	80,049	340,171
Receivables, net	120,313	150,798	143,981
Merchandise inventories, net	1,683,568	1,747,729	1,234,635
Prepaid expenses and other current assets	79,156	82,087	116,921
Short-term deferred taxes	141,614	209,893	144,730

Total current assets	2,204,894	2,270,556	1,980,438

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,234,096	1,231,415	1,224,083
Fixtures and equipment	1,959,460	1,899,348	1,938,555

	3,196,097	3,133,304	3,165,179
Less accumulated depreciation and amortization	2,717,560	2,570,883	2,674,466

Net property and equipment	478,537	562,421	490,713

Goodwill	493,189	495,496	493,189
Intangible assets, net	524,374	543,591	528,576
Other noncurrent assets	47,660	55,150	44,533

Total assets	$3,748,654	3,927,214	3,537,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,101,148	1,196,187	735,112
Accrued liabilities	402,241	511,617	502,583
Gift card liabilities	338,555	329,038	356,700
Short-term note payable	127,250	—	127,250

Total current liabilities	1,969,194	2,036,842	1,721,645

Long-term debt	—	7,500	—
Long-term deferred taxes	220,158	246,329	211,925
Other long-term liabilities	366,769	437,725	366,989
Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	195,113	193,851	194,797
Preferred Membership Interests in NOOK Media, LLC	383,839	382,069	383,397
Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 93,676, 93,136 and 93,540 shares issued, respectively	94	93	94
Additional paid-in capital	1,399,923	1,387,802	1,395,463
Accumulated other comprehensive loss	(27,520)	(16,692)	(11,773)
Retained earnings	310,873	318,627	344,021
Treasury stock, at cost, 34,402, 34,248 and 34,364 shares, respectively	(1,069,789)	(1,066,932)	(1,069,109)

Total shareholders’ equity	613,581	622,898	658,696

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,748,654	3,927,214	3,537,449

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended August 2, 2014

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 3, 2014	$94	1,395,463	(11,773)	344,021	(1,069,109)	$658,696

Net loss	—	—	—	(28,449)	—	(28,449)
Minimum pension liability, net of tax	—	—	(15,747)	—	—	(15,747)
Exercise of 27 common stock options	—	404	—	—	—	404
Stock options and restricted stock tax benefits	—	(551)	—	—	—	(551)
Stock-based compensation expense	—	4,607	—	—	—	4,607
Accretive dividend on preferred stockholders and membership interests	—	—	—	(757)	—	(757)
Accrued/paid dividends for preferred stockholders	—	—	—	(3,942)	—	(3,942)
Treasury stock acquired, 38 shares	—	—	—	—	(680)	(680)

Balance at August 2, 2014	$94	1,399,923	(27,520)	310,873	(1,069,789)	$613,581

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended August 2, 2014 and July 27, 2013

(In thousands)

(unaudited)

	13 weeks ended
	August 2, 2014	July 27, 2013
Cash flows from operating activities:
Net loss	$(28,449)	(87,022)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	51,638	56,675
Stock-based compensation expense	4,607	4,222
Deferred taxes	—	332
(Gain) loss on disposal of property and equipment	(767)	118
Decrease in other long-term liabilities	(25,173)	(3,424)
Changes in operating assets and liabilities, net	(140,888)	31,938

Net cash flows provided by (used in) operating activities	(139,032)	2,839

Cash flows from investing activities:
Purchases of property and equipment	(33,123)	(28,287)
Net (increase) decrease in other noncurrent assets	(4,497)	237

Net cash flows used in investing activities	(37,620)	(28,050)

Cash flows from financing activities:
Net proceeds from Microsoft Commercial Agreement financing arrangement	21,126	21,203
Proceeds from credit facility	—	217,800
Payments on credit facility	—	(287,300)
Proceeds from exercise of common stock options	404	—
Purchase of treasury stock	(680)	(3,077)
Cash dividends paid to shareholders	(4,202)	(3,942)
Excess tax benefit from stock-based compensation	76	106

Net cash flows provided by (used in) financing activities	16,724	(55,210)

Net decrease in cash and cash equivalents	(159,928)	(80,421)
Cash and cash equivalents at beginning of period	340,171	160,470

Cash and cash equivalents at end of period	$180,243	80,049

Changes in operating assets and liabilities, net:
Receivables, net	$23,668	(1,429)
Merchandise inventories	(448,933)	(336,960)
Prepaid expenses and other current assets	37,765	34,547
Accounts payable and accrued liabilities	246,612	335,780

Changes in operating assets and liabilities, net	$(140,888)	31,938

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,891	8,185
Income taxes (net of refunds)	$17,325	2,690
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	3,942

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 2, 2014 and the results of its operations for the 13 weeks and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 53 weeks ended May 3, 2014 (fiscal 2014).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended August 2, 2014 are not indicative of the results to be expected for the 52 weeks ending May 2, 2015 (fiscal 2015).

(1) Merchandise Inventories

Merchandise inventories, which primarily consist of finished goods, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at August 2, 2014. NOOK merchandise inventories are recorded based on the average cost method.

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

(2) Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale or shipment, other than those with multiple elements and FOB destination point shipping terms. Certain of the Company sales agreements with its distribution partners contain rights of inspection or acceptance provisions as is standard in the Company’s industry. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. ECommerce revenue from sales of products ordered through the Company’s websites is recognized upon delivery and receipt of the shipment by its customers. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 2% and 7%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of August 2, 2014, July 27, 2013 and May 3, 2014 was $7,745, $14,801 and $9,934, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

The Company rents both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue for the rental of digital textbooks is deferred and recognized over the rental period commencing when the textbook has been

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

downloaded. Over time, certain digital textbook rentals are not downloaded. The Company estimates that the likelihood of a download of textbooks that have not been downloaded after one year since the point of sale is remote. The Company records this amount in income on the month following the one-year anniversary of the point of sale.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

(3) Research and Development Costs for Software Products

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

(4) Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended August 2, 2014 was calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended August 2, 2014 and July 27, 2013, participating securities in the amounts of 3,889,496 and 3,029,449, respectively, were excluded in the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding stock options and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	August 2, 2014	July 27, 2013
Numerator for basic loss per share:
Net loss attributable to Barnes & Noble, Inc.	$(28,449)	(87,022)
Preferred stock dividends	(3,942)	(3,942)
Accretion of dividends on preferred stock	(758)	(758)

Net loss available to common shareholders	$(33,149)	(91,722)

Numerator for diluted loss per share:
Net loss available to common shareholders	$(33,149)	(91,722)
Denominator for basic and diluted loss per share:
Basic weighted average common shares	59,236	58,768
Loss per common share:
Basic	$(0.56)	(1.56)
Diluted	$(0.56)	(1.56)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

(5) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 658 bookstores as of August 2, 2014, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 705 stores as of August 2, 2014 that are primarily school-owned stores operated under contracts by B&N College and include sales of digital content within the higher education marketplace through Yuzu™. These B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to B&N Retail, B&N College and third party distribution partners.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended
	August 2, 2014	July 27, 2013
B&N Retail	$954,807	$1,008,202
B&N College	226,094	226,022
NOOK	70,027	153,138
Elimination	(14,481)	(57,860)

Total	$1,236,447	$1,329,502

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

Sales by Product Line	13 weeks ended
	August 2, 2014	July 27, 2013
Media (a)	68%	65%
Digital (b)	7%	13%
Other (c)	25%	22%

Total	100%	100%

Depreciation and Amortization	13 weeks ended
	August 2, 2014	July 27, 2013
B&N Retail	$27,404	$32,224
B&N College	12,544	11,641
NOOK	10,321	11,134

Total	$50,269	$54,999

Operating Profit (Loss)	13 weeks ended
	August 2, 2014	July 27, 2013
B&N Retail	$38,736	$32,537
B&N College	(44,547)	(30,736)
NOOK	(14,907)	(65,745)

Total	$(20,718)	$(63,944)

Capital Expenditures	13 weeks ended
	August 2, 2014	July 27, 2013
B&N Retail	$15,908	$11,647
B&N College	9,265	7,083
NOOK	7,950	9,557

Total	$33,123	$28,287

Total Assets (d)	August 2, 2014	July 27, 2013
B&N Retail	$2,171,570	$2,167,480
B&N College	1,423,412	1,339,495
NOOK	153,672	420,239

Total	$3,748,654	$3,927,214

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	August 2, 2014	July 27, 2013
Reportable segments operating loss	$(20,718)	$(63,944)
Interest expense, net and amortization of deferred financing costs	5,920	7,552

Consolidated loss before taxes	$(26,638)	$(71,496)

(6) Intangible Assets and Goodwill

		As of August 2, 2014
Amortizable intangible assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5-25	$271,938	$(65,330)	$206,608
Technology	5-10	10,710	(7,337)	3,373
Distribution contracts	10	8,325	(7,386)	939
Other	3-10	6,419	(6,099)	320

		$297,392	$(86,152)	$211,240

Unamortizable intangible assets
Trade name				$293,400
Publishing contracts				19,734

				$313,134

Total amortizable and unamortizable intangible assets				$524,374

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 13 weeks ended August 2, 2014	$4,203
For the 13 weeks ended July 27, 2013	$4,342

Estimated Amortization Expense:
(12 months ending on or about April 30)
2015	$14,714
2016	$11,226
2017	$10,956
2018	$10,732
2019	$10,520

The carrying amount of goodwill by segment as of August 2, 2014 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of August 2, 2014	$219,119	274,070	$493,189

(7) Gift Cards

The Company sells gift cards, which can be used in its stores, on barnesandnoble.com and on NOOK® devices. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to recognize revenue associated with gift cards. However, additional revenue associated with the additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $5,671 and $5,832 during the 13 weeks ended August 2, 2014 and July 27, 2013, respectively. The Company had gift card liabilities of $338,555 and $329,038 as of August 2, 2014 and July 27, 2013, respectively.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

(8) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent,and the Microsoft Commercial Agreement financing transaction (see Note 14) and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at August 2, 2014, July 27, 2013 and May 3, 2014:

	August 2, 2014	July 27, 2013	May 3, 2014
Deferred rent	$105,940	$144,780	$128,280
Junior Seller Note	—	127,250	—
Microsoft Commercial Agreement financing transaction (see Note 14)	161,963	74,685	140,714
Tax liabilities and reserves	39,647	55,107	51,399
Pension liability (see Note 13)	26,765	18,804	11,154
Other	32,454	17,099	35,442

Total long-term liabilities	$366,769	$437,725	$366,989

(9) Income Taxes

The Company recorded an income tax provision of $1,811 on a pre-tax loss of $26,638 during the 13 weeks ended August 2, 2014, which represented an effective income tax rate of (6.8)%. The Company recorded a $15,526 tax provision on pre-tax loss of $71,496 during the 13 weeks ended July 27, 2013, which represented an effective income tax rate of (21.7)%.

The income tax provision for the 13 weeks ended August 2, 2014 does not include income tax benefits on losses incurred by certain domestic operations because the Company previously recorded (and continues to maintain) valuation allowance against the associated deferred assets. The income tax provision is principally comprised of the result of the activities of profitable jurisdictions at August 2, 2014. The income tax provision for the 13 weeks ended July 27, 2013 reflected the Company’s change in judgment regarding the realizability of certain deferred assets and the liability for operations in profitable jurisdictions. The Company’s pre-tax income and tax rate in profitable jurisdictions, where it records tax provisions is lower than the Federal statutory tax rate of 35.0%.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

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

The Company’s financial instruments include cash, receivables, gift cards, accrued liabilities and accounts payable. The fair values of cash, receivables and accounts payable approximates carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates. The Company believes that the terms and conditions of the Junior Seller Note are consistent with comparable market debt issues.

(11) Credit Facility

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

The Company had no outstanding debt under the Credit Facility as of August 2, 2014 compared with $7,500 as of July 27, 2013. The Company had $62,782 of outstanding letters of credit under its Credit Facility as of August 2, 2014 compared with $33,904 as of July 27, 2013.

(12) Stock-Based Compensation

For the 13 weeks ended August 2, 2014 and July 27, 2013, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	August 2, 2014	July 27, 2013
Restricted Stock Expense	$460	$709
Restricted Stock Units Expense	3,838	4,952
Stock Option Expense	309	(1,439)

Stock-Based Compensation Expense	$4,607	$4,222

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

(13) Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively.

On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. As a result of this termination, pension liability and other comprehensive loss increased $15,747 before tax during the 13 weeks ended August 2, 2014. It is expected to take 18 to 24 months to complete the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

termination. The pension liability will be settled in either a lump sum payment or a purchased annuity. Currently, there is not enough information available to determine the ultimate charge of the termination. The actuarial assumptions used to calculate pension costs are typically reviewed annually. In light of the resolution to terminate the Pension Plan, the assumptions used to calculate the pension costs were reviewed during the 13 weeks ended August 2, 2014. Pension expense was $606 and $622 for the 13 weeks ended August 2, 2014 and July 27, 2013, respectively.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $4,644 and $4,958 for the 13 weeks ended August 2, 2014 and July 27, 2013, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended August 2, 2014 and July 27, 2013, respectively.

(14) Microsoft Investment

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

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

Commercial Agreement

Under the commercial agreement, NOOK Media has developed and continues to develop certain applications for Windows 8 for purchasing and consumption of digital reading content. The commercial agreement also requires NOOK Media to use its good faith efforts to undertake an international expansion of the digital business.

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

The guaranteed advance payments in connection with revenue sharing as well as the amounts received for purposes of assisting NOOK Media in acquiring local digital reading content and technology development received from Microsoft are treated as debt in accordance with ASC 470-10-25-2, Sales of Future Revenues or Various Other Measures of Income. The Company has estimated the cash flows associated with the commercial agreement and is amortizing the discount on the debt to interest expense over the term of the agreement in accordance with ASC 835-30-35-2, The Interest Method. Notwithstanding this treatment, the limited liability company agreement of NOOK Media provides that, under certain conditions, partnership losses or deductions can be allocated for income tax purposes to Microsoft in respect of amounts advanced to NOOK Media under the terms of the commercial agreement.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

(15) Pearson

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89,500 of cash in NOOK Media in exchange for preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of the NOOK Media subsidiary and Microsoft, which also holds preferred membership interests, owns approximately 16.8%. The preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media. The fair value of the preferred membership interests warrant liability was calculated using the Monte Carlo simulation approach.

This methodology values financial instruments whose value is dependent on an underlying total equity value by sampling random paths for the total equity value. The assumptions that are analyzed and incorporated into the model include closing date, valuation date, sales price of the preferred membership interests and warrants, warrant expiration date, time to liquidity event, risk-free rate, volatility, various correlations and the probability of meeting the net sales target. Based on the Company’s analysis, the total fair value of preferred membership interests warrants as of the valuation date was $1,700 and was recorded as a noncurrent asset and a long-term liability. During the 13 weeks ended January 25, 2014, management determined that the probability of meeting the net sales target by the warrant measurement date was remote and fully wrote down the value of the warrant accordingly. Management will continue to monitor the sales projections in relation to the sales target.

At closing, NOOK Media and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment. On December 27, 2013, NOOK Media entered into an amendment to the commercial agreement that extends the term of the agreement and the timing of the measurement period to meet certain revenue share milestones.

(16) Samsung Commercial Agreement

On June 4, 2014, barnesandnoble.com llc (NOOK Media Sub), a wholly owned subsidiary of NOOK Media and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

Pursuant to the Agreement, NOOK Media Sub, after good faith consultations with Samsung and subject to Samsung’s agreement, will select Samsung tablet devices under development to be customized and co-branded by NOOK Media Sub. Such devices will be produced by Samsung. The co-branded NOOK tablet devices may be sold by NOOK Media Sub through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Media Sub and Samsung have agreed to develop co-branded Samsung Galaxy Tab 4 NOOK tablets as the initial co-branded devices pursuant to the Agreement.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

The companies introduced the Samsung Galaxy Tab 4 NOOK in a 7-inch version in the U.S. in August 2014. The co-branded device combined the popular Samsung Galaxy Tab 4 hardware with customized NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of more than three million books, leading magazines and newspapers.

(17) Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of August 2, 2014. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 2, 2014, the Company has repurchased 34,401,814 shares at a cost of approximately $1,069,789 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is infringing U.S. Patent No. 5,809,336, U.S. Patent No. 5,440,749, and U.S. Patent No. 5,530,890 through the importation, manufacture, use, offer for sale, and/or sale in the United States of NOOKTM products. The District Court stayed the action between September 26, 2012 and May 19, 2014 during the pendency of a related U.S. International Trade Commission investigation. On June 9, 2014, the Company answered the complaint, denying TPL’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. On July 8, 2014, the District Court set various pretrial dates, including a July 6, 2015 fact discovery cutoff, an August 31, 2015 expert discovery cutoff, and a December 9, 2015 claim construction and summary judgment hearing. The District Court did not set a trial date.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims. All other claims and defenses remain in the case, and are scheduled for trial beginning October 6, 2014.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

On April 25, 2013, the District Court entered a discovery order and docket control order. On May 12, 2014, the Magistrate Judge assigned to the action issued a memorandum opinion and order in which the Magistrate Judge construed certain claim terms in the ‘069 patent and recommended denying Defendants’ motion for summary judgment of invalidity on the grounds of indefiniteness as to certain other claim terms in the ‘069 patent. On May 26 and 27, 2014, CSIRO and Defendants filed objections to the Magistrate Judge’s May 12, 2014 memorandum opinion and order. On August 5, 2014, the District Court overruled the parties’ objections. The District Court has set the trial date for July 6, 2015.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. That petition is currently pending.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Trial court proceedings will continue on plaintiff Lina’s individual claims. A status conference is scheduled for November 18, 2014.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013 and answered on June 10, 2013. The next scheduled court date is a status conference on November 18, 2014.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the Court denied Plaintiff’s motion to disqualify counsel (based on their prior role in the Lina matter). Written discovery has begun.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Company filed a summary judgment motion on November 25, 2013, which was denied on July 18, 2014.

David Shaev Profit Sharing Account v. Leonard Riggio et al.

On December 17, 2013, David Shaev Profit Sharing Account (Shaev) filed a verified shareholder derivative complaint against Leonard Riggio, George Campbell, Jr., Mark Carleton, William Dillard, II, David Golden, Patricia Higgins, Gregory Maffei and David Wilson (collectively, the defendants), and naming Barnes & Noble, Inc., as nominal defendant, in the Supreme Court of New York, County of New York. The complaint alleged that defendants (1) breached their fiduciary duties by knowingly or recklessly permitting the Company to function without effective internal controls over financial reporting while simultaneously allowing the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

Company to assure the public that the Company’s internal controls functioned properly; and (2) abused their ability to control and influence the Company. The complaint was served on the Company on December 19, 2013, and assigned to the Commercial Division of the Supreme Court on February 4, 2014. The Company filed a motion to dismiss the complaint on February 14, 2014, and in response, on March 14, 2014, Shaev filed an amended complaint. The Company filed a motion to dismiss the amended complaint as well. On July 3, 2014, the Court granted the defendants’ motion and dismissed Shaev’s amended complaint with prejudice. Shaev elected not to appeal, and the decision is now final and non-appealable.

In re Barnes & Noble, Inc. Securities Litigation

Anthony Taylor (Taylor) and Stephen Maitland-Lewis (Maitland-Lewis) filed class action complaints for violations of the federal securities law on January 8, 2014, and January 23, 2014, respectively. Both of these actions, which are substantially similar, were filed in the United States District Court for the Southern District of New York. Barnes & Noble, Inc., Leonard Riggio, William Lynch, Jr., and Michael Huseby are named as defendants in the Taylor action. Barnes & Noble, Inc., Michael Huseby, William Lynch, Jr. and Allen Lindstrom are named as defendants in the Maitland-Lewis action. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (making false statements or otherwise engaging in a scheme to defraud, or omitting to state material facts causing inflation of company stock), and Section 20(a) of the Securities Exchange Act of 1934 (liability for controlling persons). Specifically, plaintiffs allege that the defendants made, or caused the Company to make, false statements or omitted, or caused the Company to omit, material information with respect to the Company’s failure to implement adequate internal controls over financial reporting. On July 16, 2014, the Court consolidated these actions and appointed plaintiff Jules Briskin (Briskin) as the lead plaintiff. On September 5, 2014, Briskin filed a notice of voluntary dismissal with prejudice of all of Briskin’s claims against all defendants in the consolidated action.

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

(19) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 2, 2014 and July 27, 2013

(Thousands of dollars, except per share data)

(unaudited)

requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. The Company adopted ASU 2013-11 in the first quarter of fiscal 2015 with no significant impact to its Consolidated Financial Statements.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheet of Barnes & Noble, Inc. as of August 2, 2014 and the related condensed consolidated statements of operations and comprehensive income for the thirteen week periods ended August 2, 2014 and July 27, 2013, and the condensed consolidated statement of cash flows for the thirteen week periods ended August 2, 2014 and July 27, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Barnes & Noble, Inc. as of May 3, 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated June 27, 2014, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the accompanying condensed consolidated balance sheet as of May 3, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York

September 9, 2014

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its credit facility, cash received and committed to NOOK Media LLC (NOOK Media) and short-term vendor financing.

The Company is party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016, which is secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. Borrowings under the Credit Facility are limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Facility). In addition, the Company has the option to request an increase in commitments under the Credit Facility by up to $300.0 million, subject to certain restrictions.

The Credit Facility requires Availability (as defined in the Credit Facility) to be greater than the greater of (i) 10.0% of the Loan Cap (as defined in the Credit Facility) and (ii) $50.0 million. In addition, the Credit Facility contains covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contains default provisions that are typical for this type of financing, among other things. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company’s cash and cash equivalents were $180.2 million as of August 2, 2014, compared with $80.0 million as of July 27, 2013. The increase in cash and cash equivalents of $100.2 million versus the prior year period is primarily attributable to cash flow generated from operating activities over the past twelve months, including the sell through of existing NOOK inventories.

Net cash flows used in operating activities for the 13 weeks ended August 2, 2014 was $139.0 million, as compared to net cash flows provided by operating activities of $2.8 million for the 13 weeks ended July 27, 2013. The unfavorable year over year comparison was primarily attributable to changes in working capital. The prior year included the benefit of the sell through of existing NOOK inventories. The current year includes higher end of month merchandise and landlord check clearings, as a result of the later shift in the fiscal calendar.

On August 2, 2014, the Company had no borrowings under its $1.0 billion credit facility, compared to $7.5 million in the prior year period. The Company had $62.8 million of outstanding letters of credit as of August 2, 2014 compared with $33.9 million as of July 27, 2013.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $30.5 million, or 20.2%, to $120.3 million as of August 2, 2014, compared to $150.8 million as of July 27, 2013. This decrease was primarily due to lower channel partner business.

•	Merchandise inventories decreased $64.2 million, or 3.7%, to $1.684 billion as of August 2, 2014, compared to $1.748 billion as of July 27, 2013. NOOK inventories decreased due to the sell through of existing devices, while Retail declined on the lower sales volume. B&N College inventories increased on new store growth, the timing of back-to-school rush and higher used textbooks driven by increased business in its rental program.

•	Prepaid expenses and other current assets decreased $2.9 million, or 3.6%, to $79.2 million as of August 2, 2014, compared to $82.1 million as of July 27, 2013.

•	Short-term deferred taxes decreased $68.3 million, or 32.5%, to $141.6 million as of August 2, 2014, compared to $209.9 million as of July 27, 2013. This decrease is primarily due to reclassifications, timing differences, and a valuation allowance.

•	Property and equipment, net decreased $83.9 million, or 14.9%, to $478.5 million as of August 2, 2014, compared to $562.4 million as of July 27, 2013 as depreciation outpaced capital expenditures. The Company also recorded $28.4 million of asset impairment charges in the fourth quarter of fiscal 2014 related to the Palo Alto relocation.

•	Intangible assets, net decreased $19.2 million, or 3.5%, to $524.4 million as of August 2, 2014, compared to $543.6 million as of July 27, 2013 on additional amortization.

•	Other noncurrent assets decreased $7.5 million, or 13.6%, to $47.7 million as of August 2, 2014, compared to $55.2 million as of July 27, 2013 primarily due to amortization of deferred financing costs.

•	Accounts payable decreased $95.0 million, or 8.0%, to $1.101 billion as of August 2, 2014, compared to $1.196 billion as of July 27, 2013. Accounts payable were 65.4% and 68.4% of merchandise inventory as of August 2, 2014 and July 27, 2013, respectively.

•	Accrued liabilities decreased $109.4 million, or 21.4%, to $402.2 million as of August 2, 2014, compared to $511.6 million as of July 27, 2013. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities increased $9.5 million, or 2.9%, to $338.6 million as of August 2, 2014, compared to $329.0 million as of July 27, 2013 as gift card issuances exceeded redemptions and breakage over the past twelve months. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	The Junior Seller Note of $127.3 million relates to the acquisition of B&N College and is due September 30, 2014.

•	Long-term deferred taxes decreased $26.2 million, or 10.6%, to $220.2 million as of August 2, 2014, compared to $246.3 million as of July 27, 2013. This decrease was primarily due to lower depreciation and a pension liability adjustment due to plan termination, partially offset by valuation allowances.

•	Other long-term liabilities decreased $71.0 million, or 16.2%, to $366.8 million as of August 2, 2014, compared to $437.7 million as of July 27, 2013. This decrease was due to the reclassification of the Junior Seller Note to short-term and lower deferred rent, partially offset by proceeds received from the Microsoft commercial agreement.

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

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company plans to launch its new eCommerce website this fiscal year. The new website is expected to enhance its search capabilities, enable faster shipping and yield cost savings. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores. Capital expenditures totaled $33.1 million and $28.3 million during the 13 weeks ended August 2, 2014 and July 27, 2013, respectively.

The Company provided credits to eligible customers resulting from the settlements reached with certain publishers in antitrust lawsuits filed by various State Attorney Generals and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $44.2 million in total credits as a result of the settlement, which is funded by these publishers. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $33.6 million as a receivable from these publishers and a liability to its customers in March 2014. The Company’s customers had activated $27.7 million in credits thus far as of August 2, 2014.

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison Investment Holdings, Inc. (Morrison) and Microsoft Corporation (Microsoft) pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media (Series A Preferred) for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. The convertible preferred membership interests have a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company has also entered into a commercial agreement with Microsoft (the Commercial Agreement), whereby, among other things, NOOK Media has developed and distributed a Windows 8 application for eReading and digital content purchases, and has entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the Commercial Agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and will continue to receive advance payments of $60.0 million per year from Microsoft. These advance payments are subject to deferral under certain circumstances. Microsoft has paid and is obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the Commercial Agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions may be made by NOOK Media without Morrison’s approval.

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

Pursuant to the Agreement, NOOK Media Sub, after good faith consultations with Samsung and subject to Samsung’s agreement, will select Samsung tablet devices under development to be customized and co-branded by NOOK Media Sub. Such devices will be produced by Samsung. The co-branded NOOK tablet devices may be sold by NOOK Media Sub through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Media Sub and Samsung have agreed to develop co-branded Samsung Galaxy Tab 4 NOOK tablets as the initial co-branded devices pursuant to the Agreement.

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

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204.0 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011 (after giving pro forma effect to the issuance of the Preferred Stock) based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances.

On April 8, 2014, Liberty sold the majority of its shares to qualified institutional buyers in reliance on Rule 144A under the Securities Act and has retained an approximate 10 percent stake of its initial investment. As a result, Liberty no longer has the right to elect two preferred stock directors to the Company’s Board. Additionally, the consent rights and pre-emptive rights to which Liberty was previously entitled ceased to apply.

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

Based upon the Company’s current operating levels and capital expenditures for fiscal 2015, management believes cash and cash equivalents on hand, funds available under its credit facility, cash received and committed to NOOK Media and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

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

B&N Retail has experienced declining sales trends due to secular industry challenges, including the growth of the digital book market and online shopping, declining sales of NOOK devices and fewer stores. While the Company expects comparable bookstore sales to continue to decline, it has recently benefitted from improving book industry trends, including a moderation of the growth of the digital book market, as well as successful merchandising initiatives that increased store traffic and sales and drove positive trends in its Toys & Games and Gift businesses. Additionally, the Company continues to expect to benefit from further market consolidation as non-book retailers reduce their presence in the book category. The Company is making further investments in its retail business this fiscal year and plans to launch a new eCommerce platform after the holiday selling season, which it believes will allow it to be more competitive in the marketplace.

B&N College provides direct access to a large and well-educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery. The Company is making further investments in its college business, including the recent launch of YuzuTM, its digital education platform that provides access to a wide range of rich, engaging content, including digital textbooks and select consumer titles applicable to the higher education market. The Company believes higher education provides a long-term growth opportunity.

NOOK represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership on June 4, 2014, to develop co-branded Samsung Galaxy Tab 4 NOOK tablets that feature the award-winning Barnes & Noble digital reading experience. The co-branded devices combined popular Samsung Galaxy Tab 4 hardware with customized NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of more than three million books, leading magazines and newspapers. The companies introduced the Samsung Galaxy Tab 4 NOOK in a 7-inch version in the U.S. in August 2014. The Company also intends to continue to develop and offer the best black-and-white eReaders on the market, backed by quality customer service and technology support for those devices. The Company will continue to sell its existing device inventory through as it segues into new products. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships. The Company intends to continue to provide the resources necessary for quality customer service and support sales of new devices and those in use by NOOK’s existing customer base.

On June 5, 2014, the Company entered into an Assignment of Lease for its 208,000 square foot Palo Alto, California campus. Employees were relocated to new state-of-the-art facilities totaling 88,000 square feet. NOOK employees moved to a new facility in Santa Clara, California, while Barnes & Noble College’s digital education employees relocated to a facility in Mountain View, California.

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

The Company believes its footprint of more than 1,300 stores will continue to be a major competitive asset in capturing digital content share. The Company will continue to complement its traditional retail, trade book and college bookstores businesses with its electronic and Internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with NOOK® products in the Company’s stores.

Although the stores will be just a part of the offering, they will remain a key driver of sales and cash flow as the Company expands its multi-channel relationships with its customers. While the Company may open a few retail stores in new geographic markets, the Company expects to reduce the total net number of retail stores. B&N College expects to increase its college store base.

Although the Company believes cash on hand, cash flows from operating activities, funds available from its Credit Facility, cash received and committed to NOOK Media and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support key strategic initiatives.

Update on NOOK Media Separation

The Company continues to make progress on the separation of its Barnes & Noble Retail and NOOK Media businesses. In an effort to optimize the structure of the separation, the Company has been exploring various options and is in discussions (i) with its NOOK Media partners to potentially restructure existing agreements; and (ii) with potential third party partners. Such discussions could affect the structure and timing of the separation.

While we continue to take the steps necessary to separate these businesses by the end of the first quarter of next calendar year, there can be no assurances regarding the timing of the proposed separation or that such separation will be completed.

Results of Operations

13 weeks ended August 2, 2014 compared with the 13 weeks ended July 27, 2013.

Sales

The following table summarizes the Company’s sales for the 13 weeks ended August 2, 2014 and July 27, 2013:

	13 weeks ended
Dollars in thousands	August 2, 2014	% Total	July 27, 2013	% Total
B&N Retail	$954,807	77.2%	$1,008,202	75.9%
B&N College	226,094	18.3%	226,022	17.0%
NOOK	70,027	5.7%	153,138	11.5%
Elimination	(14,481)	(1.2)%	(57,860)	(4.4)%

Total Sales	$1,236,447	100.0%	$1,329,502	100.0%

During the 13 weeks ended August 2, 2014, the Company’s sales decreased $93.1 million, or 7.0%, to $1.236 billion from $1.330 billion during the 13 weeks ended July 27, 2013. The change by segment is as follows:

•	B&N Retail sales for the 13 weeks ended August 2, 2014 decreased $53.4 million, or 5.3%, to $954.8 million from $1.008 billion during the same period a year ago, and accounted for 77.2% of total Company sales. The decrease was primarily attributable to a 5.1% decrease in comparable store sales, which decreased sales by $37.9 million, lower online sales which declined by $10.0 million, partially offset by a $7.3 million reimbursement resulting from favorable claims experience with a warranty service provider during the 13 weeks ended August 2, 2014. Closed stores sales decreased by $17.0 million, slightly offset by new stores that increased sales by $3.8 million. Core comparable store sales, which exclude sales of NOOK® products, decreased 0.4% on lower book sales. Sales of NOOK® products at B&N Retail stores declined primarily on lower device unit volume, and to a lesser extent on lower average selling prices. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc, which increased $1.1 million, or 4.9%, versus the prior year.

•

B&N College sales increased $0.1 million to $226.1 million during the 13 weeks ended August 2, 2014 from $226.0 million during the 13 weeks ended July 27, 2013. Comparable store sales decreased 2.0% due primarily to timing of the start of the back-to-school rush season. While comparable store sales percentages are adjusted for the impact of textbook rentals, sales dollars were also negatively impacted by the continued growth of textbook rentals, which have a lower price than new or used textbooks and a portion of the rental sale is deferred over the rental period. The increase in the deferral from last year lowered sales by $1.8 million for the 13 weeks ended August 2, 2014. New store openings over the past year increased sales by $4.8 million, offset by closed stores, which decreased sales by $3.2 million. Due to the seasonality of the business, B&N College experienced a favorable sales shift from the fiscal calendar this quarter, created by last year’s 53rd week.

•	NOOK sales decreased $83.1 million, or 54.3%, to $70.0 million during the 13 weeks ended August 2, 2014 from $153.1 million during the 13 weeks ended July 27, 2013. Device and accessories sales decreased $66.5 million, or 78.6%, to $18.1 million during the 13 weeks ended August 2, 2014 primarily on lower device unit volume. Digital content sales decreased $16.6 million, or 24.2%, to $52.0 million during the 13 weeks ended August 2, 2014 primarily on lower device unit volume.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 13 weeks ended August 2, 2014, B&N Retail had no store openings and three closings, and B&N College had 22 openings and 17 closings.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	August 2, 2014	% of Sales	July 27, 2013	% of Sales
B&N Retail	$660,165	69.1%	$707,476	70.2%
B&N College	178,656	79.0%	175,773	77.8%
NOOK	29,415	42.0%	135,912	88.8%
Elimination	(14,481)	(20.7)%	(57,860)	(37.8)%

Total Cost of Sales and Occupancy	$853,755	69.0%	$961,301	72.3%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended August 2, 2014, cost of sales and occupancy decreased $107.5 million, or 11.2%, to $853.8 million from $961.3 million during the 13 weeks ended July 27, 2013. Cost of sales and occupancy decreased as a percentage of sales to 69.0% from 72.3% during the same period one year ago. The change by segment is as follows:

•	B&N Retail cost of sales and occupancy decreased as a percentage of sales to 69.1% from 70.2% during the same period one year ago. This decrease was attributable to a higher mix of higher margin core products (which exclude NOOK® products), increased vendor allowances and a $7.3 million reimbursement resulting from favorable claims experience with a warranty service provider during the 13 weeks ended August 2, 2014, partially offset by expense deleverage against the sales decline.

•	B&N College cost of sales and occupancy increased as a percentage of sales to 79.0% from 77.8% during the same period one year ago due to increased occupancy costs and higher markdowns during a low volume sales period, partially offset by a favorable sales mix of higher margin textbook rentals and general merchandise.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 42.0% from 88.8% during the same period one year ago. This decrease includes a benefit from the previously disclosed adjustment of lease accounting items to reflect the impact of the Palo Alto relocations. The benefit, net of closing related costs, of $5.7 million for the quarter was primarily driven by the reversal of previously deferred rent liabilities upon exiting the facility. In addition, cost of goods sold and occupancy included the recognition of a $6.8 million benefit on the settlement of previously estimated and accrued parts and components liabilities. Excluding these benefits, cost of goods sold and occupancy as a percentage of sales improved on lower device markdowns and a higher mix of higher margin content sales during the quarter.

Gross Margin

	13 weeks ended
Dollars in thousands	August 2, 2014	% of Sales	July 27, 2013	% of Sales
B&N Retail	$294,642	30.9%	$300,726	29.8%
B&N College	47,438	21.0%	50,249	22.2%
NOOK	40,612	73.1%	17,226	18.1%

Total Gross Margin	$382,692	31.0%	$368,201	27.7%

The Company’s consolidated gross margin increased $14.5 million, or 3.9%, to $382.7 million during the 13 weeks ended August 2, 2014 from $368.2 million during the 13 weeks ended July 27, 2013. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	August 2, 2014	% of Sales	July 27, 2013	% of Sales
B&N Retail	$228,502	23.9%	$235,965	23.4%
B&N College	79,441	35.1%	69,344	30.7%
NOOK	45,198	81.4%	71,837	75.4%

Total Selling and Administrative Expenses	$353,141	28.6%	$377,146	28.4%

Selling and administrative expenses decreased $24.0 million, or 6.4%, to $353.1 million during the 13 weeks ended August 2, 2014 from $377.1 million during the 13 weeks ended July 27, 2013. Selling and administrative expenses increased as a percentage of sales to 28.6% from 28.4% during the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 23.9% from 23.4% during the same period one year ago primarily attributable to expense deleverage against the sales decline.

•	B&N College selling and administrative expenses increased as a percentage of sales to 35.1% from 30.7% during the same period one year ago primarily due to new store growth, planned costs to support growth of the business and continued investments in YuzuTM, B&N College’s digital education platform.

•	NOOK selling and administrative expenses increased as a percentage of sales to 81.4% from 75.4% during the same period one year ago primarily due to expense deleverage against the sales decline. Expense dollars declined on lower payroll, legal, severance, consulting costs and the sales decline as compared to the same period one year ago.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	August 2, 2014	% of Sales	July 27, 2013	% of Sales
B&N Retail	$27,404	2.9%	$32,224	3.2%
B&N College	12,544	5.5%	11,641	5.2%
NOOK	10,321	18.6%	11,134	11.7%

Total Depreciation and Amortization	$50,269	4.1%	$54,999	4.1%

During the 13 weeks ended August 2, 2014, depreciation and amortization decreased $4.7 million, or 8.6%, to $50.3 million from $55.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at Retail, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended
Dollars in thousands	August 2, 2014	% of Sales	July 27, 2013	% of Sales
B&N Retail	$38,736	4.1%	$32,537	3.2%
B&N College	(44,547)	(19.7)%	(30,736)	(13.6)%
NOOK	(14,907)	(26.8)%	(65,745)	(69.0)%

Total Operating Loss	$(20,718)	(1.7)%	$(63,944)	(4.8)%

The Company’s consolidated operating loss decreased $43.2 million, or 67.6%, to an operating loss of $20.7 million during the 13 weeks ended August 2, 2014 from an operating loss of $63.9 million during the 13 weeks ended July 27, 2013. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	August 2, 2014	July 27, 2013	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$5,920	$7,552	(21.6)%

Net interest expense and amortization of deferred financing fees decreased $1.6 million, or 21.6%, to $5.9 million during the 13 weeks ended August 2, 2014 from $7.6 million from the same period one year ago. This decrease was due to lower interest related to the Microsoft Commercial Agreement and lower average borrowings.

Income Taxes

	13 weeks ended
Dollars in thousands	August 2, 2014	Effective Rate	July 27, 2013	Effective Rate
Income Taxes	$1,811	(6.8)%	$15,526	(21.7)%

The Company recorded an income tax provision of $1.8 million during the 13 weeks ended August 2, 2014 compared with an income tax provision of $15.5 million during the 13 weeks ended July 27, 2013. The Company’s effective tax rate was (6.8)% and (21.7)% for the 13 weeks ended August 2, 2014 and July 27, 2013, respectively. The income tax provision for the 13 weeks ended August 2, 2014 does not include income tax benefits on losses incurred by certain domestic operations as the Company previously recorded (and continues to maintain) valuation allowance against the associated deferred assets. The income tax provision is principally comprised of expense from profitable jurisdictions.

In accordance with Accounting Standards Codification (ASC) 740-10, Accounting for Income Taxes, the Company evaluates the realizability of its deferred tax assets at each reporting date. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a particular deferred tax asset will not be realized. As part of this evaluation, the Company reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. The Company’s review of positive evidence included the review of feasible tax planning strategies that may be implemented and the reversal of temporary items. The Company determined that there was sufficient negative evidence to establish valuation allowances against certain deferred tax assets generated during this quarter. The Company will monitor the need for additional valuation allowances at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

Net Loss

	13 weeks ended
Dollars in thousands	August 2, 2014	July 27, 2013
Net Loss Attributable to Barnes & Noble, Inc.	$(28,449)	$(87,022)

As a result of the factors discussed above, the Company reported consolidated net loss of $28.4 million during the 13 weeks ended August 2, 2014, compared with consolidated net loss of $87.0 million during the 13 weeks ended July 27, 2013.

Critical Accounting Policies

During the first quarter of fiscal 2015, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, risks associated with NOOK Media’s commercial agreement with Samsung, the potential adverse impact on Barnes & Noble’s businesses resulting from Barnes & Noble’s prior reviews of strategic alternatives and the potential separation of Barnes & Noble’s businesses, the risk that the transactions with Microsoft, Pearson and Samsung do not achieve the expected benefits for the parties or impose costs on Barnes & Noble in excess of what Barnes & Noble anticipates, including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risks associated with the international expansion contemplated by the relationship with Microsoft, including the risk that it is not successful or is delayed, the risk that NOOK Media is not able to perform its obligations under the Microsoft, Pearson and Samsung commercial agreements and the consequences thereof, the risk that Barnes & Noble College Booksellers, LLC does not continue to grow, including the risk that its growth rate declines, the risk of possible delays in the launch of our higher education digital products, the risks associated with the SEC investigation and associated risks, and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of August 2, 2014, the Company’s cash and cash equivalents totaled approximately $180.2 million. A 25 basis point increase in interest rates would have increased the Company’s interest income by $0.2 million in the first quarter of fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest income by $0.0 million in the first quarter of fiscal 2015.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $0 and $7.5 million in borrowings under its credit facility at August 2, 2014 and July 27, 2013, respectively. A 25 basis point increase in interest rates would have increased the Company’s interest expense by $0.0 million in the first quarter of fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0.0 million in the first quarter of fiscal 2015.

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

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is infringing U.S. Patent No. 5,809,336, U.S. Patent No. 5,440,749, and U.S. Patent No. 5,530,890 through the importation, manufacture, use, offer for sale, and/or sale in the United States of NOOKTM products. The District Court stayed the action between September 26, 2012 and May 19, 2014 during the pendency of a related U.S. International Trade Commission investigation. On June 9, 2014, the Company answered the complaint, denying TPL’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. On July 8, 2014, the District Court set various pretrial dates, including a July 6, 2015 fact discovery cutoff, an August 31, 2015 expert discovery cutoff, and a December 9, 2015 claim construction and summary judgment hearing. The District Court did not set a trial date.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims. All other claims and defenses remain in the case, and are scheduled for trial beginning October 6, 2014.

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

On April 25, 2013, the District Court entered a discovery order and docket control order. On May 12, 2014, the Magistrate Judge assigned to the action issued a memorandum opinion and order in which the Magistrate Judge construed certain claim terms in the ‘069 patent and recommended denying Defendants’ motion for summary judgment of invalidity on the grounds of indefiniteness as to certain other claim terms in the ‘069 patent. On May 26 and 27, 2014, CSIRO and Defendants filed objections to the Magistrate Judge’s May 12, 2014 memorandum opinion and order. On August 5, 2014, the District Court overruled the parties’ objections. The District Court has set the trial date for July 6, 2015.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. That petition is currently pending.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Trial court proceedings will continue on plaintiff Lina’s individual claims. A status conference is scheduled for November 18, 2014.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013 and answered on June 10, 2013. The next scheduled court date is a status conference on November 18, 2014.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the Court denied Plaintiff’s motion to disqualify counsel (based on their prior role in the Lina matter). Written discovery has begun.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Company filed a summary judgment motion on November 25, 2013, which was denied on July 18, 2014.

David Shaev Profit Sharing Account v. Leonard Riggio et al.

On December 17, 2013, David Shaev Profit Sharing Account (Shaev) filed a verified shareholder derivative complaint against Leonard Riggio, George Campbell, Jr., Mark Carleton, William Dillard, II, David Golden, Patricia Higgins, Gregory Maffei and David Wilson (collectively, the defendants), and naming Barnes & Noble, Inc., as nominal defendant, in the Supreme Court of New York, County of New York. The complaint alleged that defendants (1) breached their fiduciary duties by knowingly or recklessly permitting the Company to function without effective internal controls over financial reporting while simultaneously allowing the Company to assure the public that the Company’s internal controls functioned properly; and (2) abused their ability to control and influence the Company. The complaint was served on the Company on December 19, 2013, and assigned to the Commercial Division of the Supreme Court on February 4, 2014. The Company filed a motion to dismiss the complaint on February 14, 2014, and in response, on March 14, 2014, Shaev filed an amended complaint. The Company filed a motion to dismiss the amended complaint as well. On July 3, 2014, the Court granted the defendants’ motion and dismissed Shaev’s amended complaint with prejudice. Shaev elected not to appeal, and the decision is now final and non-appealable.

In re Barnes & Noble, Inc. Securities Litigation

Anthony Taylor (Taylor) and Stephen Maitland-Lewis (Maitland-Lewis) filed class action complaints for violations of the federal securities law on January 8, 2014, and January 23, 2014, respectively. Both of these actions, which are substantially similar, were filed in the United States District Court for the Southern District of New York. Barnes & Noble, Inc., Leonard Riggio, William Lynch, Jr., and Michael Huseby are named as defendants in the Taylor action. Barnes & Noble, Inc., Michael Huseby, William Lynch, Jr. and Allen Lindstrom are named as defendants in the Maitland-Lewis action. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (making false statements or otherwise engaging in a scheme to defraud, or omitting to state material facts causing inflation of company stock), and Section 20(a) of the Securities Exchange Act of 1934 (liability for controlling persons). Specifically, plaintiffs allege that the defendants made, or caused the Company to make, false statements or omitted, or caused the Company to omit, material information with respect to the Company’s failure to implement adequate internal controls over financial reporting. On July 16, 2014, the Court consolidated these actions and appointed plaintiff Jules Briskin (Briskin) as the lead plaintiff. On September 5, 2014, Briskin filed a notice of voluntary dismissal with prejudice of all of Briskin’s claims against all defendants in the consolidated action.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 4, 2014 – May 31, 2014	30,441	$16.84	—	$2,470,561
June 1, 2014 – July 5, 2014	—	$—	—	$2,470,561
July 6, 2014 – August 2, 2014	7,474	$22.43	—	$2,470,561

Total	37,915	$17.94	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan, 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of August 2, 2014.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 2, 2014, the Company has repurchased 34,401,814 shares at a cost of approximately $1.07 billion. The repurchased shares are held in treasury.

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

September 9, 2014

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