Form 10-Q
period 2014-11-01
BARNES & NOBLE INC
filed 2014-12-09
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

As of November 30, 2014, 60,243,976 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 46,910 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended November 1, 2014

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Sales	$1,687,820	1,734,159	$2,924,267	3,063,661
Cost of sales and occupancy	1,227,932	1,272,217	2,081,687	2,233,518

Gross profit	459,888	461,942	842,580	830,143

Selling and administrative expenses	392,065	386,273	745,206	763,419
Depreciation and amortization	49,463	53,684	99,732	108,683

Operating profit (loss)	18,360	21,985	(2,358)	(41,959)
Interest expense, net and amortization of deferred financing fees	5,302	7,555	11,222	15,107

Income (loss) before taxes	13,058	14,430	(13,580)	(57,066)
Income taxes	760	1,201	2,571	16,727

Net income (loss)	$12,298	13,229	$(16,151)	(73,793)

Income (loss) per common share
Basic	$0.12	0.15	$(0.43)	(1.40)
Diluted	$0.12	0.15	$(0.43)	(1.40)

Weighted average common shares outstanding
Basic	59,343	58,956	59,289	58,862
Diluted	59,409	58,956	59,289	58,862

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Net income (loss)	$12,298	13,229	$(16,151)	(73,793)
Other comprehensive earnings (loss), net of tax:
Increase in minimum pension liability (net of deferred tax expense of $0)	—	—	(15,747)	—

Total comprehensive income (loss)	$12,298	13,229	$(31,898)	(73,793)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	November 1, 2014	October 26, 2013	May 3, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$284,785	297,254	340,171
Receivables, net	158,483	193,306	143,981
Merchandise inventories, net	1,544,501	1,591,895	1,234,635
Prepaid expenses and other current assets	174,413	164,590	116,921
Short-term deferred taxes	141,841	189,684	144,730

Total current assets	2,304,023	2,436,729	1,980,438

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,217,333	1,243,407	1,224,083
Fixtures and equipment	2,012,697	1,919,242	1,938,555

	3,232,571	3,165,190	3,165,179
Less accumulated depreciation and amortization	2,762,261	2,610,386	2,674,466

Net property and equipment	470,310	554,804	490,713

Goodwill	493,189	495,496	493,189
Intangible assets, net	520,236	539,248	528,576
Other noncurrent assets	47,995	52,141	44,533

Total assets	$3,835,753	4,078,418	3,537,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,184,159	1,226,440	735,112
Accrued liabilities	434,237	544,000	502,583
Gift card liabilities	328,403	313,581	356,700
Short-term note payable	—	127,250	127,250

Total current liabilities	1,946,799	2,211,271	1,721,645

Long-term debt	64,000	105,000	—
Long-term deferred taxes	216,746	231,027	211,925
Other long-term liabilities	400,434	323,378	366,989

Redeemable Preferred Shares; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	195,428	194,166	194,797
Preferred Membership Interests in NOOK Media, LLC	384,282	382,512	383,397

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 93,956, 93,287 and 93,540 shares issued, respectively	94	93	94
Additional paid-in capital	1,409,088	1,387,941	1,395,463
Accumulated other comprehensive loss	(27,520)	(16,692)	(11,773)
Retained earnings	318,471	327,155	344,021
Treasury stock, at cost, 34,519, 34,281 and 34,364 shares, respectively	(1,072,069)	(1,067,433)	(1,069,109)

Total shareholders’ equity	628,064	631,064	658,696

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,835,753	4,078,418	3,537,449

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended November 1, 2014

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 3, 2014	$94	1,395,463	(11,773)	344,021	(1,069,109)	$658,696

Net loss	—	—	—	(16,151)	—	(16,151)
Minimum pension liability, net of tax	—	—	(15,747)	—	—	(15,747)
Exercise of 29 common stock options	—	436	—	—	—	436
Stock options and restricted stock tax benefits	—	(82)	—	—	—	(82)
Stock-based compensation expense	—	13,271	—	—	—	13,271
Accretive dividend on preferred stockholders and membership interests	—	—	—	(1,516)	—	(1,516)
Accrued/paid dividends for preferred stockholders	—	—	—	(7,883)	—	(7,883)
Treasury stock acquired, 155 shares	—	—	—	—	(2,960)	(2,960)

Balance at November 1, 2014	$94	1,409,088	(27,520)	318,471	(1,072,069)	$628,064

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended November 1, 2014 and October 26, 2013

(In thousands)

(unaudited)

	26 weeks ended
	November 1, 2014	October 26, 2013
Cash flows from operating activities:
Net loss	$(16,151)	$(73,793)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	102,470	111,552
Stock-based compensation expense	13,271	5,681
Deferred taxes	—	(188)
Loss on disposal of property and equipment	1,814	259
Decrease in other long-term liabilities	(18,474)	(11,715)
Changes in operating assets and liabilities, net	(28,333)	113,988

Net cash flows provided by operating activities	54,597	145,784

Cash flows from investing activities:
Purchases of property and equipment	(72,803)	(70,137)
Net (increase) decrease in other noncurrent assets	(6,200)	2,038

Net cash flows used in investing activities	(79,003)	(68,099)

Cash flows from financing activities:
Net proceeds from Microsoft commercial agreement financing arrangement	42,243	42,397
Proceeds from credit facility	132,800	573,700
Payments on credit facility	(68,800)	(545,700)
Proceeds from exercise of common stock options	436	—
Purchase of treasury stock	(2,960)	(3,578)
Cash dividends paid to shareholders	(8,144)	(7,884)
Excess tax benefit from stock-based compensation	695	164
Payment of Junior Seller Note	(127,250)	—

Net cash flows provided by (used in) financing activities	(30,980)	59,099

Net increase (decrease) in cash and cash equivalents	(55,386)	136,784
Cash and cash equivalents at beginning of period	340,171	160,470

Cash and cash equivalents at end of period	$284,785	$297,254

Changes in operating assets and liabilities, net:
Receivables, net	$(14,502)	$(43,937)
Merchandise inventories	(309,866)	(181,126)
Prepaid expenses and other current assets	(57,492)	(47,956)
Accounts payable and accrued liabilities	353,527	387,007

Changes in operating assets and liabilities, net	$(28,333)	$113,988

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,768	$10,418
Income taxes (net of refunds)	$24,192	$574
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,941	$3,942

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 1, 2014 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 53 weeks ended May 3, 2014 (fiscal 2014).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended November 1, 2014 are not indicative of the results expected for the 52 weeks ending May 2, 2015 (fiscal 2015).

(1) Merchandise Inventories

Merchandise inventories, which primarily consist of finished goods, are stated at the lower of cost or market, where cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at November 1, 2014. NOOK merchandise inventories are recorded based on the average cost method.

Market is determined based on the estimated net realizable value, which is generally the selling price. Reserves for non-returnable inventory are primarily based on the Company’s history of liquidating non-returnable inventory.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 3%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of November 1, 2014, October 26, 2013 and May 3, 2014 was $5,230, $12,816 and $9,934, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

The Company rents both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue for the rental of digital textbooks is recognized when the textbook has been downloaded. Over time, certain digital textbook rentals are not downloaded. The Company estimates that the likelihood of a download of textbooks that have not been downloaded after one year since the point of sale is remote. The Company records this amount in income on the month following the one-year anniversary of the point of sale.

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

For the 26 weeks ended November 1, 2014 and October 26, 2013

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

(4) Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended November 1, 2014 and October 26, 2013 were calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 26 weeks ended November 1, 2014 and the 26 weeks ended October 26, 2013, participating securities in the amounts of 3,833,723 and 2,758,721, respectively, were excluded in the calculation of loss per share using the two-class method because the effect would be

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

antidilutive. The Company’s outstanding stock options and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Numerator for basic income (loss) per share:
Net income (loss) attributable to Barnes & Noble, Inc.	$12,298	13,229	$(16,151)	(73,793)
Preferred stock dividends	(3,941)	(3,942)	(7,883)	(7,884)
Accretion of dividends on preferred stock	(758)	(316)	(1,516)	(631)
Less allocation of earnings and dividends to participating securities	(455)	(363)	—	—

Net income (loss) available to common shareholders	$7,144	8,608	$(25,550)	(82,308)

Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$7,144	8,608	$(25,550)	(82,308)
Preferred stock dividends (a)	—	—	—	—
Accretion of dividends on preferred stock (a)	—	—	—	—
Allocation of earnings and dividends to participating securities	455	363	—	—
Less diluted allocation of earnings and dividends to participating securities	(454)	(363)	—	—

Net income (loss) available to common shareholders	$7,145	8,608	$(25,550)	(82,308)

Denominator for basic income (loss) per share:
Basic weighted average common shares	59,343	58,956	59,289	58,862

Denominator for diluted income (loss) per share:
Basic weighted average common shares	59,343	58,956	59,289	58,862
Preferred shares (a)	—	—	—	—
Average Dilutive Options	66	—	—	—

Diluted weighted average common shares	59,409	58,956	59,289	58,862

Income (loss) per common share:
Basic	$0.12	0.15	$(0.43)	(1.40)
Diluted	$0.12	0.15	$(0.43)	(1.40)

(a)	Although the Company was in a net income position during the 13 weeks ended November 1, 2014 and the 13 weeks ended October 26, 2013, the dilutive effect of the Company’s convertible preferred shares were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

(5) Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 658 bookstores as of November 1, 2014, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 714 stores as of November 1, 2014 that are primarily school-owned stores operated under contracts by B&N College and include sales of digital content within the higher education marketplace through Yuzu™. These B&N College stores generally offer new, used, rental and digital textbooks, course-related materials, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, and convenience and café items.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to B&N Retail, B&N College and third party distribution partners.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
B&N Retail	$888,159	$921,023	$1,842,966	$1,929,225
B&N College	751,276	737,533	977,370	963,555
NOOK	63,866	108,733	133,893	261,870
Elimination	(15,481)	(33,130)	(29,962)	(90,989)

Total	$1,687,820	$1,734,159	$2,924,267	$3,063,661

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Sales by Product Line	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Media (a)	73%	72%	71%	69%
Digital (b)	4%	7%	5%	9%
Other (c)	23%	21%	24%	22%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
B&N Retail	$26,968	$31,994	$54,372	$64,218
B&N College	12,509	11,735	25,053	23,376
NOOK	9,986	9,955	20,307	21,089

Total	$49,463	$53,684	$99,732	$108,683

Operating Profit (Loss)	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
B&N Retail	$(1,619)	$4,581	$37,117	$37,118
B&N College	67,569	72,582	23,022	41,846
NOOK	(47,590)	(55,178)	(62,497)	(120,923)

Total	$18,360	$21,985	$(2,358)	$(41,959)

Capital Expenditures	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
B&N Retail	$19,376	$22,733	$35,284	$34,379
B&N College	15,340	13,991	24,605	21,075
NOOK	4,964	5,126	12,914	14,683

Total	$39,680	$41,850	$72,803	$70,137

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Total Assets (d)	November 1, 2014	October 26, 2013

B&N Retail	$2,260,961	$2,310,315
B&N College	1,404,844	1,408,765
NOOK	169,948	359,338

Total	$3,835,753	$4,078,418

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating income (loss) from reportable segments to income (loss) from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Reportable segments operating profit (loss)	$18,360	$21,985	$(2,358)	$(41,959)
Interest expense, net and amortization of deferred financing costs	5,302	7,555	11,222	15,107

Consolidated income (loss) before taxes	$13,058	$14,430	$(13,580)	$(57,066)

(6) Intangible Assets and Goodwill

		As of November 1, 2014
Amortizable Intangible Assets:	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	4-25	$271,938	$(68,788)	$203,150
Technology	4-10	10,710	(7,870)	2,840
Distribution contracts	10	8,325	(7,460)	865
Other	2-10	6,419	(6,172)	247

		$297,392	$(90,290)	$207,102

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Unamortizable Intangible Assets:
Trade Name	$293,400
Publishing contracts	19,734

$313,134

Total amortizable and unamortizable intangible assets	$520,236

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended November 1, 2014	$8,340
For the 26 weeks ended October 26, 2013	$8,700

Estimated Amortization Expense:
(12 months ending on or about April 30)
2015	$14,714
2016	$11,226
2017	$10,956
2018	$10,732
2019	$10,520

The carrying amount of goodwill by segment as of November 1, 2014 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of November 1, 2014	$219,119	274,070	$493,189

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

The Company recognized gift card breakage of $5,462 and $5,840 during the 13 weeks ended November 1, 2014 and October 26, 2013, respectively, and $11,133 and $11,672 during the 26 weeks ended November 1, 2014 and October 26, 2013, respectively. The Company had gift card liabilities of $328,403 and $313,581 as of November 1, 2014 and October 26, 2013, respectively.

(8) Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, the Microsoft Commercial Agreement financing transaction (see Note 14) and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at November 1, 2014, October 26, 2013 and May 3, 2014:

	November 1, 2014	October 26, 2013	May 3, 2014
Deferred rent	$99,454	$139,609	$128,280
Microsoft Commercial Agreement financing transaction (see Note 14)	183,211	96,979	140,714
Tax liabilities and reserves	69,430	50,149	51,399
Pension liability (see Note 13)	19,359	18,822	11,154
Other	28,980	17,819	35,442

Total long-term liabilities	$400,434	$323,378	$366,989

(9) Income Taxes

The Company recorded an income tax provision of $760 on a pre-tax income of $13,058 during the 13 weeks ended November 1, 2014, which represented an effective income tax rate of 5.8%. The Company recorded an income tax provision of $1,201 on pre-tax income of $14,430 during the 13 weeks ended October 26, 2013, which represented an effective income tax rate of 8.3%.

The Company recorded an income tax provision of $2,571 on a pre-tax loss of $13,580 during the 26 weeks ended November 1, 2014, which represented an effective income tax rate of (18.9)%. The Company recorded an income tax provision of $16,727 on pre-tax loss of $57,066 during the 26 weeks ended October 26, 2013, which represented an effective income tax rate of (29.3)%.

The income tax provisions for the 13 and 26 weeks ended November 1, 2014 do not include income tax benefits on losses incurred by certain domestic operations because the Company previously recorded (and continues to maintain) valuation allowance against the associated deferred assets. The income tax provision is principally comprised of the result of the activities of profitable jurisdictions at November 1, 2014. The income tax provision for the 13 and 26 weeks ended October 26, 2013 reflected the Company’s change in judgment

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

regarding the realizability of certain deferred assets and the liability for operations in profitable jurisdictions. The Company’s pre-tax income and tax rate in profitable jurisdictions, where it records tax provisions, is lower than the Federal statutory tax rate of 35.0%.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

The Company had $64,000 of outstanding debt under the Credit Facility as of November 1, 2014 compared with $105,000 as of October 26, 2013. The Company had $66,859 of outstanding letters of credit under its Credit Facility as of November 1, 2014 compared with $34,485 as of October 26, 2013.

(12) Stock-Based Compensation

For the 13 and 26 weeks ended November 1, 2014 and October 26, 2013, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Restricted Stock Expense	$283	584	$551	1,293
Restricted Stock Units Expense	6,575	1,042	10,604	5,994
Stock Option Expense	1,807	(167)	2,116	(1,606)

Stock-Based Compensation Expense	$8,665	1,459	$13,271	5,681

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

On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. The Pension Plan termination was effective November 1, 2014. As a result of this termination, pension liability and other comprehensive loss increased $15,747 before tax during the 26 weeks ended November 1, 2014. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Pension Plan. The pension liability will be settled in either a lump sum payment or a purchased annuity. A special lump sum opportunity was offered to terminated

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

vested participants in the Pension Plan during the 13 weeks ended November 1, 2014. Approximately 640 participants elected to receive a lump sum of their benefit, totaling approximately $15,000. The distributions will take place in December 2014 and will result in a settlement charge of approximately $6,800, which will be recorded in selling and administrative expenses during the 13 weeks ending January 31, 2015. There will be another lump sum opportunity available to the remaining 2,350 active and terminated vested participants at the final plan termination distribution date. Currently, there is not enough information available to determine the ultimate charge of the termination. The actuarial assumptions used to calculate pension costs are typically reviewed annually. In light of the resolution to terminate the Pension Plan, the assumptions used to calculate the pension costs were reviewed during the 13 weeks ended August 2, 2014. Pension expense was $778 and $709 for the 13 weeks ended November 1, 2014 and October 26, 2013, respectively, and $1,385 and $1,331 for the 26 weeks ended November 1, 2014 and October 26, 2013, respectively.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,830 and $3,579 for the 13 weeks ended November 1, 2014 and October 26, 2013, respectively, and $8,475 and $8,537 for the 26 weeks ended November 1, 2014 and October 26, 2013, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended November 1, 2014 and October 26, 2013, respectively, and $75 and $75 for the 26 weeks ended November 1, 2014 and October 26, 2013, respectively.

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

On December 3, 2014, Morrison, Microsoft, the Company and NOOK Media Inc. entered into agreements pursuant to which Morrison’s interest in NOOK Media was purchased by NOOK Media Inc. and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among the Company, NOOK Media Inc., Morrison, and Microsoft, NOOK Media Inc. purchased from Morrison, and Morrison sold, all of its $300,000 convertible Series A preferred limited liability company interest in NOOK Media in exchange for an aggregate purchase price of $124,850 consisting of (i) $62,425 in cash and (ii) 2,737,290 shares of common stock, par value $.001 per share, of the Company. The Purchase Agreement closed on December 4, 2014. As a condition to closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft became entitled to 22.7% of the proceeds from, among other events or transactions, any future dividends or other distributions to NOOK Media Inc. from the Company’s digital business until the date that is three years from the transaction’s closing, subject to a one year extension under certain circumstances, and the sale of the Company’s digital business until the date that is three years from the closing, subject to a one year extension under certain circumstances. As a further condition to closing, the parties entered into a Registration Rights Agreement of Barnes & Noble, Inc., pursuant to which Microsoft became entitled to certain customary registration rights.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Investment Agreement

Pursuant to the agreement, Microsoft invested $300,000 in NOOK Media in exchange for 300,000 Series A Preferred interests, representing approximately 17.6% of the common membership interests in NOOK Media on an as-converted basis as of closing. Following Microsoft’s investment, the Company retained the common membership interest in NOOK Media, representing approximately 82.4% of the common membership interests in NOOK Media (after giving effect to the conversion of the Series A Preferred interests into common membership interests) as of closing. The investment agreement is classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity, net of investment fees. The temporary equity designation was due to a potential put feature after five years from the closing of the investment agreement on the preferred membership interests. The preferred membership interests had a liquidation preference equal to the original investment.

Commercial Agreement

Under the commercial agreement, NOOK Media has developed certain applications for Windows 8 for purchasing and consumption of digital reading content. The commercial agreement also required NOOK Media to use its good faith effort to undertake an international expansion of the digital business.

As part of the commercial agreement, NOOK Media and Microsoft shared in the revenues, net of certain items, from digital content purchased from NOOK Media by customers using the NOOK Media Windows 8 applications or through certain Microsoft products and services that were developed and designed to interact with the NOOK Media online bookstore. Microsoft has made and was obligated to continue to make certain guaranteed advance payments to NOOK Media in connection with such revenue sharing. For each of the first three years after the launch of such application for Windows 8, those advance payments were equal to $60,000 per year. Microsoft also has paid and was obligated to continue to pay to NOOK Media $25,000 each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the commercial agreement.

The guaranteed advance payments in connection with revenue sharing as well as the amounts received for purposes of assisting NOOK Media in acquiring local digital reading content and technology development received from Microsoft were treated as debt in accordance with ASC 470-10-25-2, Sales of Future Revenues or Various Other Measures of Income. The Company estimated the cash flows associated with the commercial agreement and was amortizing the discount on the debt to interest expense over the term of the agreement in accordance with ASC 835-30-35-2, The Interest Method. Notwithstanding this treatment, the limited liability company agreement of NOOK Media provides that, under certain conditions, partnership losses or deductions can be allocated for income tax purposes to Microsoft in respect of amounts advanced to NOOK Media under the terms of the commercial agreement.

Settlement and License Agreement

The patent agreement provides for Microsoft and its subsidiaries to license to the Company and its affiliates certain intellectual property in exchange for royalty payments based on sales of certain devices. Additionally, the Company and Microsoft dismissed certain outstanding patent litigation between the Company,

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Microsoft and their respective affiliates in accordance with the settlement and license agreement. The Company recorded the royalty expense on NOOK® sales in the statement of operations in cost of sales and occupancy with no expense or liability for the sale of devices prior to this agreement.

(15) Pearson

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89,500 of cash in NOOK Media in exchange for preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of the NOOK Media subsidiary and Microsoft, which also holds preferred membership interests, owns approximately 16.8%. The preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media. The fair value of the preferred membership interests warrant liability was calculated using the Monte Carlo simulation approach. On December 3, 2014, Pearson Education, Inc. (Pearson Education) in its capacity as a member of NOOK Media consented to the distribution of the Company’s digital business solely to NOOK Media Inc. In connection therewith, the parties entered into a Digital Business Contingent Payment Agreement pursuant to which, subject to certain exceptions, Pearson Education became entitled to 5% of the proceeds from, among other events or transactions, any future dividends or other distributions to NOOK Media Inc. from the Company’s digital business until the date that is three years from the date of closing of the Microsoft transactions described above, subject to a one year extension under certain circumstances, and the sale of the Company’s digital business, subject to certain exceptions, until the date that is three years from the date of closing of the Microsoft transactions described above, subject to a one year extension under certain circumstances.

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

Pursuant to the Agreement, NOOK Media Sub, after good faith consultations with Samsung and subject to Samsung’s agreement, will select Samsung tablet devices under development to be customized and co-branded by NOOK Media Sub. Such devices will be produced by Samsung. The co-branded NOOK® tablet devices may be sold by NOOK Media Sub through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Media Sub and Samsung have agreed to develop co-branded Samsung Galaxy Tab 4 NOOK® tablets as the initial co-branded devices pursuant to the Agreement.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

NOOK Media Sub has agreed to a minimum purchase commitment of 1,000,000 devices during the first twelve months after the launch of the initial co-branded NOOK® devices; provided that if NOOK Media Sub does not meet certain sales thresholds of the initial co-branded NOOK® devices by December 31, 2014, then the twelve month period referred to above shall be extended to fifteen months.

NOOK Media Sub and Samsung have agreed to coordinate customer service for the co-branded NOOK® devices and have both agreed to a license of intellectual property to promote and market the devices. Additionally, Samsung has agreed to fund a marketing fund for the co-branded NOOK® devices at the initial launch and for the duration of the Agreement.

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

The companies introduced the Samsung Galaxy Tab 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The co-branded device combined the popular Samsung Galaxy Tab 4 hardware with customized NOOK® software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of more than three million books, leading magazines and newspapers.

(17) Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of November 1, 2014. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of November 1, 2014, the Company has repurchased 34,519,310 shares at a cost of approximately $1,072,069 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is infringing U.S. Patent No. 5,809,336, U.S. Patent No. 5,440,749, and U.S. Patent No. 5,530,890 through the importation, manufacture, use, offer for sale, and/or sale in the United States of NOOKTM products. The District Court stayed the action between September 26, 2012 and May 19, 2014 during the pendency of a related U.S. International Trade Commission investigation. On June 9, 2014, the Company answered the complaint, denying TPL’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. On July 22, 2014, TPL served its preliminary infringement contentions. On September 12, 2014, the Company served its preliminary invalidity contentions.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

On October 15, 2014, the District Judge overseeing the case found the case to be related to seven other pending cases in which TPL alleges that other defendants infringe the three asserted TPL patents. The District Judge then referred all eight cases to a Magistrate Judge for pretrial management purposes, including the preparation of a report and recommendation on claim construction and summary judgment. On November 20, 2014, the Magistrate Judge set various pretrial dates in the eight cases, including a July 22, 2015 fact discovery cutoff, a September 16, 2015 expert discovery cutoff, and a November 12, 2015 claim construction and summary judgment hearing. The Magistrate Judge did not set a trial date.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC (Adrea) filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

Beginning October 7, 2014, through and including October 22, 2014, the case was tried to a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ‘851 patent, and infringement with respect to the ‘501 and ‘703 patents. It awarded damages in the amount of $1,330. The jury further found no willful infringement with respect to any patent.

To date, the Court has yet to enter judgment, as it has requested post-trial briefing with respect to certain legal issues raised by the parties. Once it determines those issues and enters judgment, it is anticipated that the parties will file post-judgment motions, including, on B&N’s part, a motion for judgment in its favor as a matter of law, notwithstanding the jury’s verdict.

Commonwealth Scientific and Industrial Research Organisation v. Barnes & Noble, Inc., et al.

On August 27, 2012, Commonwealth Scientific and Industrial Research Organisation (CSIRO) filed a complaint against Barnes & Noble, Inc. and seven other defendants in the United States District Court for the

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

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

On April 25, 2013, the District Court entered a discovery order and docket control order. On May 12, 2014, the Magistrate Judge assigned to the action issued a memorandum opinion and order in which the Magistrate Judge construed certain claim terms in the ‘069 patent and recommended denying Defendants’ motion for summary judgment of invalidity on the grounds of indefiniteness as to certain other claim terms in the ‘069 patent. On May 26 and 27, 2014, CSIRO and Defendants filed objections to the Magistrate Judge’s May 12, 2014 memorandum opinion and order. On August 5, 2014, the District Court overruled the parties’ objections. On August 15, 2014, Defendants filed a motion for partial summary judgment limiting damages; CSIRO has opposed Defendants’ motion, and the District Court has not yet ruled on the motion. On September 17, 2014, Defendants filed a letter brief requesting permission to file a motion for summary judgment of non-infringement; CSIRO has opposed Defendants’ request, and the District Court has not yet ruled on the request.

The District Court has set the trial date for July 13, 2015.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014. No appellate briefing schedule has been set. On November 18, 2014, the trial court stayed all proceedings pending appeal.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013 and answered on June 10, 2013. On November 18, 2014, the court stayed all proceedings pending appeal in the related Lina action.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the Court denied Plaintiff’s motion to disqualify counsel based on their prior role in the Lina matter. Written discovery has begun.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended November 1, 2014 and October 26, 2013

(Thousands of dollars, except per share data)

(unaudited)

employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Company filed a summary judgment motion on November 25, 2013, which was denied on July 18, 2014. Plaintiff filed a motion for class certification on November 7, 2014. Barnes & Noble’s opposition papers are due December 5, 2014; Plaintiff’s reply papers are due December 15, 2014. The Court has not yet set a hearing date for the certification motion.

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

(20) Subsequent Event

On December 3, 2014, Morrison, Microsoft, the Company and NOOK Media Inc. entered into agreements pursuant to which Morrison’s interest in NOOK Media was purchased by NOOK Media Inc. and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among the Company, NOOK Media Inc., Morrison, and Microsoft, NOOK Media Inc. purchased from Morrison, and Morrison sold, all of its $300,000 convertible Series A preferred limited liability company interest in NOOK Media in exchange for an aggregate purchase price of $124,850 consisting of (i) $62,425 in cash and (ii) 2,737,290 shares of common stock, par value $.001 per share, of the Company. The Purchase Agreement closed on December 4, 2014. As a condition to closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft became entitled to 22.7% of the proceeds from, among other events or transactions, any future dividends or other distributions to NOOK Media Inc. from the Company’s digital business until the date that is three years from the transaction’s closing, subject to a one year extension under certain circumstances, and the sale of the Company’s digital business until the date that is three years from the closing, subject to a one year extension under certain circumstances. As a further condition to closing, the parties entered into a Registration Rights Agreement of Barnes & Noble, Inc., pursuant to which Microsoft became entitled to certain customary registration rights.

On December 3, 2014, Pearson Education in its capacity as a member of NOOK Media consented to the distribution of the Company’s digital business solely to NOOK Media Inc. In connection therewith, the parties entered into a Digital Business Contingent Payment Agreement pursuant to which, subject to certain exceptions, Pearson Education became entitled to 5% of the proceeds from, among other events or transactions, any future dividends or other distributions to NOOK Media Inc. from the Company’s digital business until the date that is three years from the date of closing of the Microsoft transactions described above, subject to a one year extension under certain circumstances, and the sale of the Company’s digital business, subject to certain exceptions, until the date that is three years from the date of closing of the Microsoft transactions described above, subject to a one year extension under certain circumstances.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Barnes & Noble, Inc. as of November 1, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen and twenty-six week periods ended November 1, 2014 and October 26, 2013. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Barnes & Noble, Inc. as of May 3, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated June 27, 2014. In our opinion, the accompanying consolidated balance sheet of Barnes & Noble, Inc. as of May 3, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York

December 9, 2014

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

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

The Company’s cash and cash equivalents were $284.8 million as of November 1, 2014, compared with $297.3 million as of October 26, 2013. The decrease in cash and cash equivalents of $12.5 million versus the prior year period includes the repayment of the Junior Seller Note of $127.3 million on September 30, 2014, offset by cash on hand and net cash flows generated over the past twelve months.

Net cash flows provided by operating activities for the 26 weeks ended November 1, 2014 were $54.6 million, as compared to net cash flows provided by operating activities of $145.8 million for the 26 weeks ended October 26, 2013. The unfavorable year-over-year comparison was primarily attributable to changes in working capital as the prior year included the benefit of the sell through of existing NOOK inventories.

On November 1, 2014, the Company had $64.0 million in borrowings under its $1.0 billion credit facility, compared to $105.0 in the prior year period. The Company had $66.9 million of outstanding letters of credit as of November 1, 2014 compared with $34.5 million as of October 26, 2013.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $34.8 million, or 18.0%, to $158.5 million as of November 1, 2014, compared to $193.3 million as of October 26, 2013. This decrease was primarily due to lower channel partner business and, given the later shift in fiscal weeks, also included an additional week of collection from the B&N College back-to-school rush period this year.

•	Merchandise inventories decreased $47.4 million, or 3.0%, to $1.545 billion as of November 1, 2014, compared to $1.592 billion as of October 26, 2013. NOOK inventories decreased due to the sell through of existing devices. B&N College inventories were relatively flat for the quarter, as increases in reserves on the growth in textbook rentals were offset by the higher store count, increases in used textbook and general merchandise inventory levels, and a prior year favorable adjustment to the LIFO reserve.

•	Prepaid expenses and other current assets increased $9.8 million, or 6.0%, to $174.4 million as of November 1, 2014, compared to $164.6 million as of October 26, 2013 on higher advertising.

•	Short-term deferred taxes decreased $47.8 million, or 25.2%, to $141.8 million as of November 1, 2014, compared to $189.7 million as of October 26, 2013. This decrease is primarily due to reclassifications, timing differences and a valuation allowance.

•	Property and equipment, net decreased $84.5 million, or 15.2%, to $470.3 million as of November 1, 2014, compared to $554.8 million as of October 26, 2013 as depreciation outpaced capital expenditures. The Company also recorded $28.4 million of asset impairment charges in the fourth quarter of fiscal 2014 related to the Palo Alto relocation.

•	Intangible assets, net decreased $19.0 million, or 3.5%, to $520.2 million as of November 1, 2014, compared to $539.2 million as of October 26, 2013 on additional amortization.

•	Other noncurrent assets decreased $4.1 million, or 8.0%, to $48.0 million as of November 1, 2014, compared to $52.1 million as of October 26, 2013 primarily due to amortization of deferred financing costs.

•	Accounts payable decreased $42.3 million, or 3.4%, to $1.184 billion as of November 1, 2014, compared to $1.226 billion as of October 26, 2013. Accounts payable were 76.7% and 77.0% of merchandise inventory as of November 1, 2014 and October 26, 2013, respectively.

•	Accrued liabilities decreased $109.8 million, or 20.2%, to $434.2 million as of November 1, 2014, compared to $544.0 million as of October 26, 2013. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities increased $14.8 million, or 4.7%, to $328.4 million as of November 1, 2014, compared to $313.6 million as of October 26, 2013 as gift card issuances exceeded redemptions and breakage over the past twelve months. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	The Junior Seller Note of $127.3 million related to the acquisition of B&N College and was paid in September 2014, in accordance with its terms.

•	Long-term deferred taxes decreased $14.3 million, or 6.2%, to $216.7 million as of November 1, 2014, compared to $231.0 million as of October 26, 2013. This decrease was primarily due to reclassifications and a pension liability adjustment due to plan termination, partially offset by valuation allowances.

•	Other long-term liabilities increased $77.1 million, or 23.8%, to $400.4 million as of November 1, 2014, compared to $323.4 million as of October 26, 2013 due to proceeds received from the Microsoft commercial agreement, partially offset by lower deferred rent and lower tax reserves.

The Company has arrangements with third-party manufacturers to produce certain NOOK® products. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments are generally made far in advance of finished product delivery. Based on current purchase commitments and product development plans, the Company records a provision for purchase commitments. Future charges may be required based on changes in forecasted sales or strategic direction.

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company plans to launch its new eCommerce website this fiscal year. The new website is expected to enhance its search capabilities, enable faster shipping and yield cost savings. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores. Capital expenditures totaled $72.8 million and $70.1 million during the 26 weeks ended November 1, 2014 and October 26, 2013, respectively.

The Company provided credits to eligible customers resulting from the settlements reached with certain publishers in antitrust lawsuits filed by various State Attorney Generals and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $44.2 million in total credits as a result of the settlement, which is funded by these publishers. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $33.6 million as a receivable from these publishers and a liability to its customers in March 2014. The Company’s customers had activated $29.5 million in credits thus far as of November 1, 2014.

On April 27, 2012, the Company entered into an investment agreement between the Company, Morrison Investment Holdings, Inc. (Morrison) and Microsoft Corporation (Microsoft) pursuant to which the Company would form a Delaware limited liability company (NOOK Media), and transfer to NOOK Media the Company’s digital device, digital content and college bookstore businesses and NOOK Media would sell to Morrison, and Morrison would purchase, 300,000 convertible preferred membership interests in NOOK Media (Series A Preferred) for an aggregate purchase price of $300.0 million. On October 4, 2012, NOOK Media was formed and the Company sold to Morrison 300,000 convertible preferred membership interests in NOOK Media for an aggregate purchase price of $300.0 million. On December 3, 2014, Morrison, Microsoft, the Company and NOOK Media Inc. entered into agreements pursuant to which Morrison’s interest in NOOK Media was purchased by NOOK Media Inc. and the Microsoft commercial agreement described below was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among the Company, NOOK Media Inc., Morrison, and Microsoft, NOOK Media Inc. purchased from Morrison, and Morrison sold, all of its $300.0 million convertible Series A preferred limited liability company interest in NOOK Media in exchange for an aggregate purchase price of $124.9 million consisting of (i) $62.4 million in cash and (ii) 2,737,290 shares of common stock, par value $.001 per share, of the Company. The Purchase Agreement closed on December 4, 2014. As a condition to closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft became entitled to 22.7% of the proceeds from, among other events or transactions, any future dividends or other distributions to NOOK Media Inc. from the Company’s digital business until the date that is three years from the transaction’s closing, subject to a one year extension under certain circumstances, and the sale of the Company’s digital business until the date that is three years from the closing, subject to a one year extension under certain circumstances. As a further condition to closing, the parties entered into a Registration Rights Agreement of Barnes & Noble, Inc., pursuant to which Microsoft became entitled to certain customary registration rights.

The convertible preferred membership interests had a liquidation preference equal to Microsoft’s original investment. Concurrently with its entry into this agreement, the Company also entered into a commercial agreement with Microsoft (the Commercial Agreement), whereby, among other things, NOOK Media developed and distributed a Windows 8 application for eReading and digital content purchases, and had entered into an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. As part of the Commercial Agreement, for each of the first three years since the launch of the application for Windows 8, NOOK Media received and was to continue to receive advance payments of $60.0 million per year from Microsoft. Microsoft also paid and was obligated to continue to pay to NOOK Media $25.0 million each year for the first five years of the term for purposes of assisting NOOK Media in acquiring local digital reading content and technology development in the performance of NOOK Media’s obligations under the Commercial Agreement. Under the terms of this transaction, NOOK Media was debt-free at inception, except for trade accounts payable and other working capital requirements. Under the limited liability company agreement of NOOK Media, no distributions were to be made by NOOK Media without Morrison’s approval.

On March 10, 2014, the Company entered into an amendment (Amendment) to the existing Commercial Agreement. Pursuant to the Amendment, NOOK Media and Microsoft agreed to co-branding within the Microsoft Consumer Reader for reading content delivered by NOOK Media. The Amendment also provided that, subject to certain conditions, NOOK Media was permitted to discontinue distributing the NOOK Windows app and would cooperate in good faith with Microsoft to transition users to the Microsoft Consumer Reader. Microsoft and NOOK Media also agreed to updated revenue sharing to address this possibility. The Amendment also permits NOOK Media to cease efforts with respect to a Windows phone app.

On December 21, 2012, NOOK Media entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in NOOK Media. That transaction closed on January 22, 2013, and Pearson invested approximately $89.5 million of cash in NOOK Media at a post-money valuation of approximately $1.789 billion in exchange for convertible preferred membership interests representing a 5% equity stake in NOOK Media. Following the closing of the transaction, the Company owns approximately 78.2% of NOOK Media and Microsoft, which holds convertible preferred membership interests, owns approximately 16.8%. The convertible preferred membership interests have a liquidation preference equal to the original investment. In addition, NOOK Media granted warrants to Pearson to purchase up to an additional 5% of NOOK Media under certain conditions at a pre-money valuation of NOOK Media of approximately $1.789 billion. On December 3, 2014, Pearson Education, Inc. (Pearson Education) in its capacity as a member of NOOK Media consented to the distribution of the Company’s digital business solely to NOOK Media Inc. In connection therewith, the parties entered into a Digital Business Contingent Payment Agreement pursuant to which, subject to certain exceptions, Pearson Education became entitled to 5% of the proceeds from, among other events or transactions, any future dividends or other distributions to NOOK Media Inc. from the Company’s digital business until the date that is three years from the date of closing of the Microsoft transactions described above, subject to a one year extension under certain circumstances, and the sale of the Company’s digital business, subject to certain exceptions, until the date that is three years from the date of closing of the Microsoft transactions described above, subject to a one year extension under certain circumstances.

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

On April 8, 2014, Liberty sold the majority of its shares to qualified institutional buyers in reliance on Rule 144A under the Securities Act and initially retained an approximate 10 percent stake of its initial investment. As a result, Liberty no longer has the right to elect two preferred stock directors to the Company’s Board. Additionally, the consent rights and pre-emptive rights to which Liberty was previously entitled ceased to apply.

On September 30, 2009, in connection with the closing of the acquisition of B&N College (the Acquisition), the Company issued the sellers (i) a senior subordinated note (the Senior Seller Note) in the principal amount of $100.0 million, with interest of 8% per annum payable on the unpaid principal amount, which was paid on December 15, 2010 in accordance to its scheduled date, and (ii) a junior subordinated note (the Junior Seller Note) in the principal amount of $150.0 million, payable in full on the fifth anniversary of the closing of the Acquisition, with interest of 10% per annum payable on the unpaid principal amount. Pursuant to a settlement agreed to on June 13, 2012, the sellers have agreed to waive their right to receive $22.8 million in principal amount (and interest on such principal amount) of the Junior Seller Note. The net short-term payable of $127.3 million was paid in September 2014, in accordance with its terms.

Based upon the Company’s current operating levels and capital expenditures for fiscal 2015, management believes cash and cash equivalents on hand, funds available under its credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

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

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the expanding digital market, increased online competition and the economic downturn. However, the Company has benefited from reduced physical bookstore competition in the marketplace, the successful execution of new merchandising strategies, its ability to acquire new college contracts and by expanding its offerings to college students. Additionally, the Company has leveraged its unique assets, iconic brands and reach to become a significant aggregator and distributor of digital content, although competition from much larger companies with greater resources has challenged the Company’s ability to maintain its share of the U.S. eBook market.

The Company derives the majority of its sales and net income from its B&N Retail and B&N College stores.

B&N Retail has experienced declining sales trends due to secular industry challenges, including the growth of the digital book market and online shopping, declining sales of NOOK® devices and fewer stores. While the Company expects comparable bookstore sales to continue to decline, it has recently benefitted from improving book industry trends, including a moderation of the growth of the digital book market, as well as successful merchandising initiatives that increased store traffic and sales and drove positive trends in its Toys & Games and Gift businesses. Additionally, the Company continues to expect to benefit from further market consolidation as non-book retailers reduce their presence in the book category. The Company is making further investments in its retail business this fiscal year and plans to launch a new eCommerce platform after the holiday selling season, which it believes will allow it to be more competitive in the marketplace.

B&N College provides direct access to a large and well-educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery. The Company is making further investments in its college business, including the recent launch of YuzuTM, its developing digital education platform that provides access to a wide range of rich, engaging content, including digital textbooks and select consumer titles applicable to the higher education market. The Company believes higher education provides a long-term growth opportunity, both organically by adding additional bookstores to its outsourcing model, and, also, through strategic acquisition and merger activity.

NOOK represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership on June 4, 2014, to develop co-branded Samsung Galaxy Tab 4 NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience. The co-branded devices combined popular Samsung Galaxy Tab 4 hardware with customized

NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of more than three million books, leading magazines and newspapers. The companies introduced the Samsung Galaxy Tab 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The Company also intends to continue to develop and offer the best black-and-white eReaders on the market, backed by quality customer service and technology support for those devices. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships. The Company intends to continue to provide the resources necessary for quality customer service and support sales of new devices and those in use by NOOK’s existing customer base.

On June 5, 2014, the Company entered into an Assignment of Lease for its 208,000 square foot Palo Alto, California campus. Employees were relocated to new state-of-the-art facilities totaling 88,000 square feet. NOOK employees moved to a new facility in Santa Clara, California, while Barnes & Noble College’s digital education employees relocated to a facility in Mountain View, California.

The Company sells digital content in the U.K. directly through its NOOK® devices and its nook.co.uk website. Additionally, the Company believes that its commercial partnership with Pearson will accelerate customer access to digital content by pairing Pearson’s leading expertise in online learning with B&N College’s expertise in digital reading technology, online commerce and customer service.

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

Although the Company believes cash on hand, cash flows from operating activities, funds available from its Credit Facility and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support key strategic initiatives.

Update on NOOK Media Separation

The Company continues to make progress on the separation of its Barnes & Noble Retail and NOOK Media businesses. As a result of the Microsoft and Pearson transactions entered into on December 3, 2014, the Company expects that the completion of the potential separation of the Company’s businesses could occur by the end of August 2015, although there can be no assurances regarding the timing of such potential separation or that such separation will be completed.

Results of Operations

13 and 26 weeks ended November 1, 2014 compared with the 13 and 26 weeks ended October 26, 2013.

Sales

The following table summarizes the Company’s sales for the 13 and 26 weeks ended November 1, 2014 and October 26, 2013:

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	% Total	October 26, 2013	% Total	November 1, 2014	% Total	October 26, 2013	% Total
B&N Retail	$888,159	52.6%	$921,023	53.1%	$1,842,966	63.0%	$1,929,225	63.0%
B&N College	751,276	44.5%	737,533	42.5%	977,370	33.4%	963,555	31.5%
NOOK	63,866	3.8%	108,733	6.3%	133,893	4.6%	261,870	8.5%
Elimination	(15,481)	(0.9)%	(33,130)	(1.9)%	(29,962)	(1.0)%	(90,989)	(3.0)%

Total Sales	$1,687,820	100.0%	$1,734,159	100.0%	$2,924,267	100.0%	$3,063,661	100.0%

During the 13 weeks ended November 1, 2014, the Company’s sales decreased $46.3 million, or 2.7%, to $1.688 billion from $1.734 billion during the 13 weeks ended October 26, 2013. The change by segment is as follows:

•	B&N Retail sales for the 13 weeks ended November 1, 2014 decreased $32.9 million, or 3.6%, to $888.2 million from $921.0 million during the same period a year ago, and accounted for 52.6% of total Company sales. The decrease was primarily attributable to a 1.5% decrease in comparable store sales, which decreased sales by $20.9 million. Closed stores sales decreased by $14.0 million, slightly offset by new stores that increased sales by $2.0 million. Core comparable store sales, which exclude sales of NOOK® products, increased 0.5% on higher Juvenile book and Toys & Games sales. Sales of NOOK® products at B&N Retail stores declined primarily on lower device unit volume. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc.

•	B&N College sales increased $13.7 million, or 1.9%, to $751.3 million during the 13 weeks ended November 1, 2014 from $737.5 million during the 13 weeks ended October 26, 2013. New store openings over the past year increased sales by $31.9 million, offset by closed stores, which decreased sales by $11.8 million. This was partially offset by an unfavorable sales shift from the fiscal calendar this quarter, created by last year’s 53rd week. The shift in fiscal weeks resulted in one less week of back-to-school rush at the beginning of the current year’s quarter as compared to prior year, generating a comparable sales dollars decline of $8.2 million this year. However, the fiscal calendar shift also resulted in a higher recognition of previously deferred rental revenues of $5.6 million during the current year quarter. Comparable store sales[1] increased 0.4% for the quarter.

[1]	As B&N College developed its textbook rental business, comparable store sales reflected the retail selling price of a new or used textbook when rented, rather than solely the rental fees received, to provide a more representative comparable store sales figure. As a result of the significant expansion of the textbook rental business, B&N College comparable store sales now reflect the actual revenue received from textbook rentals, and are no longer adjusted to reflect the equivalent textbook retail selling price.

•	NOOK sales decreased $44.9 million, or 41.3%, to $63.9 million during the 13 weeks ended November 1, 2014 from $108.7 million during the 13 weeks ended October 26, 2013. Device and accessories sales decreased $32.8 million, or 63.7%, to $18.7 million during the 13 weeks ended November 1, 2014 primarily on lower unit sales volume. Digital content sales decreased $12.1 million, or 21.2%, to $45.2 million during the 13 weeks ended November 1, 2014, also primarily on lower unit sales.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 13 weeks ended November 1, 2014, B&N Retail had no store openings or closings, and B&N College had 11 openings and two closings.

During the 26 weeks ended November 1, 2014, the Company’s sales decreased $139.4 million, or 4.5%, to $2.924 billion from $3.064 billion during the 26 weeks ended October 26, 2013. The change by segment is as follows:

•	B&N Retail sales for the 26 weeks ended November 1, 2014 decreased $86.3 million, or 4.5%, to $1.843 billion from $1.929 billion during the same period a year ago, and accounted for 63.0% of total Company sales. The decrease was attributable to a 3.4% decrease in comparable store sales, which decreased sales by $58.8 million, closed stores which decreased sales by $31.1 million and lower online sales, which declined by $10.4 million. These unfavorable variances were partially offset by new stores, which increased sales by $5.8 million and a $7.3 million reimbursement resulting from favorable claims experience with a warranty service provider. Core comparable store sales, which exclude sales of NOOK® products, were flat as compared to prior year. Sales of NOOK® products at B&N Retail stores declined primarily on lower device unit volume. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc, which increased $2.2 million, or 10.8%, versus the prior year.

•	B&N College sales increased $13.8 million, or 1.4%, to $977.4 million during the 26 weeks ended November 1, 2014 from $963.6 million during the 26 weeks ended October 26, 2013. New store openings over the past year increased sales by $36.7 million, offset by closed stores, which decreased sales by $15.1 million. Comparable store sales decreased 0.2% for the comparable sales period, which decreased sales by $6.5 million.

•	NOOK sales decreased $128.0 million, or 48.9%, to $133.9 million during the 26 weeks ended November 1, 2014 from $261.9 million during the 26 weeks ended October 26, 2013. Device and accessories sales decreased $99.3 million, or 73.0%, to $36.7 million during the 26 weeks ended November 1, 2014 primarily on lower device unit volume. Digital content sales decreased $28.7 million, or 22.8%, to $97.2 million during the 26 weeks ended November 1, 2014 primarily due to lower unit volume.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell through basis. The decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 26 weeks ended November 1, 2014, B&N Retail had no store openings and three closings, and B&N College had 33 openings and 19 closings.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	% of Sales	October 26, 2013	% of Sales	November 1, 2014	% of Sales	October 26, 2013	% of Sales
B&N Retail	$622,394	70.1%	$650,665	70.6%	$1,282,559	69.6%	$1,358,141	70.4%
B&N College	577,681	76.9%	569,498	77.2%	756,337	77.4%	745,271	77.3%
NOOK	43,338	67.9%	85,184	78.3%	72,753	54.3%	221,095	84.4%
Elimination	(15,481)	(24.2)%	(33,130)	(30.5)%	(29,962)	(22.4)%	(90,989)	(34.7)%

Total Cost of Sales and Occupancy	$1,227,932	72.8%	$1,272,217	73.4%	$2,081,687	71.2%	$2,233,518	72.9%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended November 1, 2014, cost of sales and occupancy decreased $44.3 million, or 3.5%, to $1.228 billion from $1.272 billion during the 13 weeks ended October 26, 2013. Cost of sales and occupancy decreased as a percentage of sales to 72.8% from 73.4% during the same period one year ago. The change by segment is as follows:

•	B&N Retail cost of sales and occupancy decreased as a percentage of sales to 70.1% from 70.6% during the same period one year ago. This decrease was attributable to a higher mix of higher margin core products (which exclude NOOK® products) and increased vendor allowances, partially offset by expense deleveraging on the sales decline and lower vendor settlements.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 76.9% from 77.2% during the same period one year ago due to a favorable sales mix of higher margin textbook rentals and general merchandise, partially offset by increased occupancy costs.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 67.9% from 78.3% during the same period one year ago. This decrease was attributable to lower device markdowns, a higher mix of higher margin content sales and lower occupancy costs.

During the 26 weeks ended November 1, 2014, cost of sales and occupancy decreased $151.8 million, or 6.8%, to $2.082 billion from $2.234 billion during the 26 weeks ended October 26, 2013. Cost of sales and occupancy decreased as a percentage of sales to 71.2% from 72.9% during the same period one year ago. The change by segment is as follows:

•	B&N Retail cost of sales and occupancy decreased as a percentage of sales to 69.6% from 70.4% during the same period one year ago. This decrease was primarily attributable to a higher mix of higher margin core products (which exclude NOOK® products), increased vendor allowances and a $7.3 million reimbursement resulting from favorable claims experience with a warranty service provider, partially offset by expense deleveraging on the sales decline and lower vendor settlements.

•	B&N College cost of sales and occupancy increased slightly as a percentage of sales to 77.4% from 77.3% during the same period one year ago as increased occupancy costs and higher markdowns were partially offset by a favorable sales mix of higher margin textbook rentals and general merchandise.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 54.3% from 84.4% during the same period one year ago. This decrease includes a benefit from the adjustment of lease accounting items to reflect the impact of the Palo Alto relocations. This benefit, net of closing related costs, of $5.5 million was primarily driven by the reversal of previously deferred rent liabilities upon exiting the facility. In addition, cost of goods sold and occupancy included the recognition of a $6.9 million benefit on the settlement of previously estimated and accrued parts and components liabilities. Excluding these benefits, cost of goods sold and occupancy as a percentage of sales improved primarily on a higher mix of higher margin content sales.

Gross Margin

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	% of Sales	October 26, 2013	% of Sales	November 1, 2014	% of Sales	October 26, 2013	% of Sales
B&N Retail	$265,765	29.9%	$270,358	29.4%	$560,407	30.4%	$571,084	29.6%
B&N College	173,595	23.1%	168,035	22.8%	221,033	22.6%	218,284	22.7%
NOOK	20,528	42.4%	23,549	31.1%	61,140	58.8%	40,775	23.9%

Total Gross Margin	$459,888	27.2%	$461,942	26.6%	$842,580	28.8%	$830,143	27.1%

The Company’s consolidated gross margin decreased $2.1 million, or 0.4%, to $459.9 million during the 13 weeks ended November 1, 2014 from $461.9 million during the 13 weeks ended October 26, 2013. This decrease was due to the matters discussed above.

The Company’s consolidated gross margin increased $12.4 million, or 1.5%, to $842.6 million during the 26 weeks ended November 1, 2014 from $830.1 million during the 26 weeks ended October 26, 2013. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	% of Sales	October 26, 2013	% of Sales	November 1, 2014	% of Sales	October 26, 2013	% of Sales
B&N Retail	$240,416	27.1%	$233,783	25.4%	$468,918	25.4%	$469,748	24.3%
B&N College	93,517	12.4%	83,718	11.4%	172,958	17.7%	153,062	15.9%
NOOK	58,132	120.1%	68,772	91.0%	103,330	99.4%	140,609	82.3%

Total Selling and Administrative Expenses	$392,065	23.2%	$386,273	22.3%	$745,206	25.5%	$763,419	24.9%

Selling and administrative expenses increased $5.8 million, or 1.5%, to $392.1 million during the 13 weeks ended November 1, 2014 from $386.3 million during the 13 weeks ended October 26, 2013. Selling and administrative expenses increased as a percentage of sales to 23.2% from 22.3% during the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 27.1% from 25.4% during the same period one year ago primarily due to expense deleveraging against sales decline, as well as separation costs and higher stock compensation costs.

•	B&N College selling and administrative expenses increased as a percentage of sales to 12.4% from 11.4% during the same period one year ago primarily due to new store growth, planned infrastructure costs to support growth of the business higher compensation costs, separation costs and continued investments in YuzuTM, B&N College’s digital education platform.

•	NOOK selling and administrative expenses increased as a percentage of sales to 120.1% from 91.0% during the same period one year ago primarily due to expense deleveraging on the sales decline. Expense dollars decreased driven primarily by lower compensation related expenses, as well as the sales decline as compared to the same period one year ago.

Selling and administrative expenses decreased $18.2 million, or 2.4%, to $745.2 million during the 26 weeks ended November 1, 2014 from $763.4 million during the 26 weeks ended October 26, 2013. Selling and administrative expenses increased as a percentage of sales to 25.5% from 24.9% during the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 25.4% from 24.3% during the same period one year ago primarily due to expense deleveraging against sales decline, as well as separation costs and higher stock compensation costs.

•	B&N College selling and administrative expenses increased as a percentage of sales to 17.7% from 15.9% during the same period one year ago primarily due to new store growth, planned infrastructure costs to support growth of the business, separation costs and continued investments in YuzuTM, B&N College’s digital education platform.

•	NOOK selling and administrative expenses increased as a percentage of sales to 99.4% from 82.3% during the same period one year ago primarily due to expense deleveraging on the sales decline. Expense dollars declined on lower payroll, legal, severance, consulting and the sales decline as compared to the same period one year ago.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	% of Sales	October 26, 2013	% of Sales	November 1, 2014	% of Sales	October 26, 2013	% of Sales
B&N Retail	$26,968	3.0%	$31,994	3.5%	$54,372	3.0%	$64,218	3.3%
B&N College	12,509	1.7%	11,735	1.6%	25,053	2.6%	23,376	2.4%
NOOK	9,986	20.6%	9,955	13.2%	20,307	19.5%	21,089	12.3%

Total Depreciation and Amortization	$49,463	2.9%	$53,684	3.1%	$99,732	3.4%	$108,683	3.5%

During the 13 weeks ended November 1, 2014, depreciation and amortization decreased $4.2 million, or 7.9%, to $49.5 million from $53.7 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at B&N Retail, partially offset by additional capital expenditures.

During the 26 weeks ended November 1, 2014, depreciation and amortization decreased $9.0 million, or 8.2%, to $99.7 million from $108.7 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at B&N Retail, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	% of Sales	October 26, 2013	% of Sales	November 1, 2014	% of Sales	October 26, 2013	% of Sales
B&N Retail	$(1,619)	(0.2)%	$4,581	0.5%	$37,117	2.0%	$37,118	1.9%
B&N College	67,569	9.0%	72,582	9.8%	23,022	2.4%	41,846	4.3%
NOOK	(47,590)	(98.4)%	(55,178)	(73.0)%	(62,497)	(60.1)%	(120,923)	(70.8)%

Total Operating Profit (Loss)	$18,360	1.1%	$21,985	1.3%	$(2,358)	(0.1)%	$(41,959)	(1.4)%

The Company’s consolidated operating income decreased $3.6 million, or 16.5%, to an operating income of $18.4 million during the 13 weeks ended November 1, 2014 from an operating income of $22.0 million during the 13 weeks ended October 26, 2013. This decrease was due to the matters discussed above.

The Company’s consolidated operating loss decreased $39.6 million, or 94.4%, to an operating loss of $(2.4) million during the 26 weeks ended November 1, 2014 from an operating loss of $(42.0) million during the 26 weeks ended October 26, 2013. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	November 1, 2014	October 26, 2013	% of Change	November 1, 2014	October 26, 2013	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$5,302	$7,555	(29.8)%	$11,222	$15,107	(25.7)%

Net interest expense and amortization of deferred financing fees decreased $2.3 million, or 29.8%, to $5.3 million during the 13 weeks ended November 1, 2014 from $7.6 million from the same period one year ago. This decrease was due to lower interest related to the Microsoft commercial agreement, lower average borrowings and the repayment of the Junior Seller Note in September 2014.

Net interest expense and amortization of deferred financing fees decreased $3.9 million, or 25.7%, to $11.2 million during the 26 weeks ended November 1, 2014 from $15.1 million from the same period one year ago. This decrease was due to lower interest related to the Microsoft commercial agreement, lower average borrowings and the repayment of the Junior Seller Note in September 2014.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	November 1, 2014	Effective Rate	October 26, 2013	Effective Rate	November 1, 2014	Effective Rate	October 26, 2013	Effective Rate
Income Taxes	$760	5.8%	$1,201	8.3%	$2,571	(18.9)%	$16,727	(29.3)%

The Company recorded an income tax provision of $0.8 million during the 13 weeks ended November 1, 2014 compared with an income tax provision of $1.2 million during the 13 weeks ended October 26, 2013. The

Company’s effective tax rate was 5.8% and 8.3% for the 13 weeks ended November 1, 2014 and October 26, 2013, respectively.

The Company recorded an income tax provision of $2.6 million during the 26 weeks ended November 1, 2014 compared with an income tax provision of $16.7 million during the 26 weeks ended October 26, 2013. The Company’s effective tax rate was (18.9)% and (29.3)% for the 26 weeks ended November 1, 2014 and October 26, 2013, respectively.

The income tax provisions for the 13 and 26 weeks ended November 1, 2014 do not include income tax benefits on losses incurred by certain domestic operations as the Company previously recorded (and continues to maintain) valuation allowance against the associated deferred assets. The income tax provision is principally comprised of expense from profitable jurisdictions.

In accordance with Accounting Standards Codification (ASC) 740-10, Accounting for Income Taxes, the Company evaluates the realizability of its deferred tax assets at each reporting date. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a particular deferred tax asset will not be realized. As part of this evaluation, the Company reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. The Company’s review of positive evidence included the review of feasible tax planning strategies that may be implemented and the reversal of temporary items. The Company determined that there was sufficient negative evidence to maintain valuation allowances against certain deferred tax assets during this quarter. The Company will monitor the need for additional valuation allowances at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$12,298	$13,229	$(16,151)	$(73,793)

As a result of the factors discussed above, the Company reported consolidated net income of $12.3 million during the 13 weeks ended November 1, 2014, compared with consolidated net income of $13.2 million during the 13 weeks ended October 26, 2013.

As a result of the factors discussed above, the Company reported consolidated net loss of $(16.2) million during the 26 weeks ended November 1, 2014, compared with consolidated net loss of $(73.8) million during the 26 weeks ended October 26, 2013.

Critical Accounting Policies

During the second quarter of fiscal 2015, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, risks associated with NOOK Media’s commercial agreement with Samsung, the potential adverse impact on Barnes & Noble’s businesses resulting from Barnes & Noble’s prior reviews of strategic alternatives and the potential separation of Barnes & Noble’s businesses, the risk that the transactions with Pearson and Samsung do not achieve the expected benefits for the parties or impose costs on Barnes & Noble in excess of what Barnes & Noble anticipates, including the risk that NOOK Media’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risks associated with the international expansion previously undertaken, including any risks associated with a reduction of international operations following termination of the Microsoft commercial agreement, the risk that NOOK Media is not able to perform its obligations under the Pearson and Samsung commercial agreements and the consequences thereof, the risks associated with the termination of the Microsoft commercial agreement, including potential customer losses, the risk that Barnes & Noble College Booksellers, LLC does not continue to grow, including the risk that its growth rate declines, the risk of possible delays in the launch of our higher education digital products, the risks associated with the SEC investigation and associated risks and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments (which includes bank deposits) with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of November 1, 2014, the Company’s cash and cash equivalents totaled approximately $284.8 million. A 25 basis point increase in interest rates would have increased the Company’s interest income by $0.2 million in the second quarter of fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest income by $0.0 million in the second quarter of fiscal 2015.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $64.0 million and $105.0 million in borrowings under its credit facility at November 1, 2014 and October 26, 2013, respectively. A 25 basis point increase in interest rates would have increased the Company’s interest expense by $0.0 million in the second quarter of fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0.0 million in the second quarter of fiscal 2015.

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

Technology Properties Limited et al. v. Barnes & Noble, Inc., et al.

On July 24, 2012, Technology Properties Limited, LLC, Phoenix Digital Solutions, LLC, and Patriot Scientific Corporation (collectively, TPL) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is infringing U.S. Patent No. 5,809,336, U.S. Patent No. 5,440,749, and U.S. Patent No. 5,530,890 through the importation, manufacture, use, offer for sale, and/or sale in the United States of NOOKTM products. The District Court stayed the action between September 26, 2012 and May 19, 2014 during the pendency of a related U.S. International Trade Commission investigation. On June 9, 2014, the Company answered the complaint, denying TPL’s material allegations, asserting several affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. On July 22, 2014, TPL served its preliminary infringement contentions. On September 12, 2014, the Company served its preliminary invalidity contentions.

On October 15, 2014, the District Judge overseeing the case found the case to be related to seven other pending cases in which TPL alleges that other defendants infringe the three asserted TPL patents. The District Judge then referred all eight cases to a Magistrate Judge for pretrial management purposes, including the preparation of a report and recommendation on claim construction and summary judgment. On November 20, 2014, the Magistrate Judge set various pretrial dates in the eight cases, including a July 22, 2015 fact discovery cutoff, a September 16, 2015 expert discovery cutoff, and a November 12, 2015 claim construction and summary judgment hearing. The Magistrate Judge did not set a trial date.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC (Adrea) filed a complaint against Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

Beginning October 7, 2014, through and including October 22, 2014, the case was tried to a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ‘851 patent, and infringement with respect to the ‘501 and ‘703 patents. It awarded damages in the amount of $1.3 million. The jury further found no willful infringement with respect to any patent.

To date, the Court has yet to enter judgment, as it has requested post-trial briefing with respect to certain legal issues raised by the parties. Once it determines those issues and enters judgment, it is anticipated that the parties will file post-judgment motions, including, on B&N’s part, a motion for judgment in its favor as a matter of law, notwithstanding the jury’s verdict.

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

On April 25, 2013, the District Court entered a discovery order and docket control order. On May 12, 2014, the Magistrate Judge assigned to the action issued a memorandum opinion and order in which the Magistrate Judge construed certain claim terms in the ‘069 patent and recommended denying Defendants’ motion for summary judgment of invalidity on the grounds of indefiniteness as to certain other claim terms in the ‘069 patent. On May 26 and 27, 2014, CSIRO and Defendants filed objections to the Magistrate Judge’s May 12, 2014 memorandum opinion and order. On August 5, 2014, the District Court overruled the parties’ objections. On August 15, 2014, Defendants filed a motion for partial summary judgment limiting damages; CSIRO has opposed Defendants’ motion, and the District Court has not yet ruled on the motion. On September 17, 2014, Defendants filed a letter brief requesting permission to file a motion for summary judgment of non-infringement; CSIRO has opposed Defendants’ request, and the District Court has not yet ruled on the request.

The District Court has set the trial date for July 13, 2015.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August

2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action has been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014. No appellate briefing schedule has been set. On November 18, 2014, the trial court stayed all proceedings pending appeal.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013 and answered on June 10, 2013. On November 18, 2014, the court stayed all proceedings pending appeal in the related Lina action.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the Court denied Plaintiff’s motion to disqualify counsel based on their prior role in the Lina matter. Written discovery has begun.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Company filed a summary judgment motion on November 25, 2013, which was denied on July 18, 2014. Plaintiff filed a motion for class certification on November 7, 2014. Barnes & Noble’s opposition papers are due December 5, 2014; Plaintiff’s reply papers are due December 15, 2014. The Court has not yet set a hearing date for the certification motion.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 3, 2014 – August 30, 2014	—	$—	—	$2,470,561
August 31, 2014 – October 4, 2014	1,031	$23.86	—	$2,470,561
October 5, 2014 – November 1, 2014	116,465	$19.37	—	$2,470,561

Total	117,496	$19.41	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan, 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of November 1, 2014.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of November 1, 2014, the Company has repurchased 34,519,310 shares at a cost of approximately $1.07 billion. The repurchased shares are held in treasury.

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

December 9, 2014

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