Form 10-Q
period 2015-01-31
BARNES & NOBLE INC
filed 2015-03-10
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of February 28, 2015, 63,894,449 shares of Common Stock, par value $.001 per share, were outstanding, which number includes 43,160 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 31, 2015

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014

Sales	$1,961,151	1,995,790	$4,885,418	5,059,451
Cost of sales and occupancy	1,333,114	1,392,349	3,414,801	3,625,867

Gross profit	628,037	603,441	1,470,617	1,433,584

Selling and administrative expenses	430,663	430,369	1,175,869	1,193,788
Depreciation and amortization	47,853	54,356	147,585	163,039

Operating profit	149,521	118,716	147,163	76,757
Interest expense, net and amortization of deferred financing fees	3,552	7,761	14,774	22,868

Income before taxes	145,969	110,955	132,389	53,889
Income taxes	73,801	47,725	76,372	64,453

Net income (loss)	$72,168	63,230	$56,017	(10,564)

Income (loss) per common share
Basic	$0.96	0.95	$0.58	(0.40)
Diluted	$0.93	0.86	$0.58	(0.40)

Weighted average common shares outstanding
Basic	61,589	59,033	60,056	58,919
Diluted	73,711	71,033	60,128	58,919

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014

Net income (loss)	$72,168	63,230	$56,017	(10,564)
Other comprehensive loss, net of tax:
(Increase) decrease in minimum pension liability (net of deferred tax benefit of $2,208)	3,065	—	(12,682)	—
Pension reclassification (see Note 15)	7,271	—	7,271	—

Total comprehensive income (loss)	$82,504	63,230	$50,606	(10,564)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 31, 2015	January 25, 2014	May 3, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,682	489,583	340,171
Receivables, net	261,763	296,759	143,981
Merchandise inventories, net	1,493,438	1,441,889	1,234,635
Textbook rental inventories	77,989	74,774	50,341
Prepaid expenses and other current assets	61,858	61,285	66,580
Short-term deferred taxes	145,868	169,966	144,730

Total current assets	2,367,598	2,534,256	1,980,438

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,217,692	1,239,446	1,224,083
Fixtures and equipment	2,021,054	1,925,899	1,938,555

	3,241,287	3,167,886	3,165,179
Less accumulated depreciation and amortization	2,787,224	2,637,613	2,674,466

Net property and equipment	454,063	530,273	490,713

Goodwill	493,189	495,496	493,189
Intangible assets, net	517,050	532,761	528,576
Other noncurrent assets	44,343	48,391	44,533

Total assets	$3,876,243	4,141,177	3,537,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,080,114	1,135,535	735,112
Accrued liabilities	563,984	629,145	502,583
Gift card liabilities	390,102	392,244	356,700
Short-term note payable	—	127,250	127,250

Total current liabilities	2,034,200	2,284,174	1,721,645

Long-term deferred taxes	214,297	256,235	211,925
Other long-term liabilities	217,193	331,305	366,989

Series J Preferred Stock; $.001 par value; 5,000 shares authorized; 204, 204 and 204 shares issued, respectively	195,744	194,482	194,797
Preferred Membership Interests in NOOK Media, LLC	—	382,954	383,397

Shareholders’ equity:
Common stock; $.001 par value; 300,000 shares authorized; 97,485, 93,335 and 93,540 shares issued, respectively	97	93	94
Additional paid-in capital	1,924,130	1,390,582	1,395,463
Accumulated other comprehensive loss	(17,184)	(16,692)	(11,773)
Retained earnings	381,190	385,685	344,021
Treasury stock, at cost, 34,580, 34,295 and 34,364 shares, respectively	(1,073,424)	(1,067,641)	(1,069,109)

Total shareholders’ equity	1,214,809	692,027	658,696

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,876,243	4,141,177	3,537,449

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 31, 2015

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 3, 2014	$94	1,395,463	(11,773)	344,021	(1,069,109)	$658,696

Net income	—	—	—	56,017	—	56,017
Minimum pension liability, net of tax	—	—	(12,682)	—	—	(12,682)
Pension reclassification (see Note 15)	—	—	7,271	—	—	7,271
Exercise of 66 common stock options	—	1,017	—	—	—	1,017
Stock options and restricted stock tax benefits	—	316	—	—	—	316
Stock-based compensation expense	—	16,723	—	—	—	16,723
Accretive dividend on preferred stockholders and membership interests	—	—	—	(7,024)	—	(7,024)
Accrued/paid dividends for preferred stockholders	—	—	—	(11,824)	—	(11,824)
Treasury stock acquired, 216 shares	—	—	—	—	(4,315)	(4,315)
Acquisition of preferred membership interest	3	313,295	—	—	—	313,298
Settlement of Microsoft commercial liability	—	197,316	—	—	—	197,316

Balance at January 31, 2015	$97	1,924,130	(17,184)	381,190	(1,073,424)	$1,214,809

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 31, 2015 and January 25, 2014

(In thousands)

(unaudited)

	39 weeks ended
	January 31, 2015	January 25, 2014
Cash flows from operating activities:
Net income (loss)	$56,017	$(10,564)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	151,691	167,302
Stock-based compensation expense	16,723	8,147
Non-cash impairment charge	366	2,801
Deferred taxes	(3,755)	63,199
Loss on disposal of property and equipment	1,000	160
Decrease in other long-term liabilities	(24,531)	(24,938)
Pension reclassification (see Note 15)	7,271	—
Changes in operating assets and liabilities, net	46,971	243,509

Net cash flows provided by operating activities	251,753	449,616

Cash flows from investing activities:
Purchases of property and equipment	(100,773)	(96,178)
Net (increase) decrease in other noncurrent assets	(3,918)	4,395

Net cash flows used in investing activities	(104,691)	(91,783)

Cash flows from financing activities:
Net proceeds from Microsoft commercial agreement financing arrangement	57,161	63,547
Proceeds from credit facility	349,400	734,000
Payments on credit facility	(349,400)	(811,000)
Proceeds from exercise of common stock options	1,017	158
Purchase of treasury stock	(4,315)	(3,786)
Cash dividends paid to shareholders	(12,085)	(11,826)
Excess tax benefit from stock-based compensation	1,096	187
Payment of Junior Seller Note	(127,250)	—
Acquisition of Preferred Membership Interests	(76,175)	—

Net cash flows used in financing activities	(160,551)	(28,720)

Net increase (decrease) in cash and cash equivalents	(13,489)	329,113
Cash and cash equivalents at beginning of period	340,171	160,470

Cash and cash equivalents at end of period	$326,682	$489,583

Changes in operating assets and liabilities, net:
Receivables, net	$(117,782)	$(147,390)
Merchandise inventories	(258,803)	(31,120)
Textbook rental inventories	(27,648)	(21,023)
Prepaid expenses and other current assets	4,722	1,598
Accounts payable and accrued liabilities	446,482	441,444

Changes in operating assets and liabilities, net	$46,971	$243,509

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,040	$18,771
Income taxes (net of refunds)	$50,079	$1,708
Non-cash financing activity:
Accrued dividend on redeemable preferred stock	$3,942	$3,942
Acquisition of Preferred Membership Interests for 2,737,290 shares of common stock of Barnes & Noble	$(76,175)	$—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 31, 2015 and January 25, 2014

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 31, 2015 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 53 weeks ended May 3, 2014 (fiscal 2014).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 31, 2015 are not indicative of the results expected for the 52 weeks ending May 2, 2015 (fiscal 2015).

1.	Separation of B&N Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

This Spin-Off is expected to be executed by means of a pro-rata distribution of B&N Education’s common stock to Barnes & Noble’s existing shareholders and is considered to be a non-taxable event for Barnes & Noble and its shareholders.

The distribution of B&N Education’s common stock to Barnes & Noble shareholders is conditioned on, among other things, final approval of the Spin-Off plan by the Barnes & Noble Board of Directors; the receipt of opinions from external legal counsel and KPMG LLP to Barnes & Noble, confirming the tax-free status of the Spin-Off for U.S. federal income tax purposes; and the United States Securities and Exchange Commission (SEC) declaring effective the Registration Statement, which was filed on a Form S-1 with the SEC on February 26, 2015.

2.	History of B&N Education, Inc.

On September 30, 2009, Barnes & Noble acquired Barnes & Noble College Booksellers, LLC (B&N College) from Leonard and Louise Riggio. From that date until October 4, 2012, B&N College was wholly owned by Barnes & Noble Booksellers, Inc. B&N Education was initially incorporated under the name NOOK Media Inc. in July 2012 to hold Barnes & Noble’s B&N College and NOOK digital businesses. On October 4, 2012, Microsoft Corporation (Microsoft) acquired a 17.6% non-controlling preferred membership interest in B&N Education’s subsidiary B&N Education, LLC (formerly NOOK Media LLC) (the LLC), and through B&N Education, Barnes & Noble maintained an 82.4% controlling interest of the B&N College and NOOK digital businesses.

On January 22, 2013, Pearson Education, Inc. (Pearson) acquired a 5% non-controlling preferred membership interest in the LLC, entered into a commercial agreement with the LLC relating to the B&N College business and received warrants to purchase an additional preferred membership interest in the LLC.

On December 4, 2014, B&N Education re-acquired Microsoft’s interest in the LLC in exchange for cash and common stock of Barnes & Noble and the Microsoft commercial agreement was terminated effective as of such date. On December 22, 2014, B&N Education also re-acquired Pearson’s interest in the LLC and certain related warrants previously issued to Pearson. In connection with these transactions, Barnes & Noble entered into contingent payment agreements with Microsoft and Pearson providing for additional payments upon the occurrence of certain events, including upon a sale of the NOOK digital business. As a result of these transactions, Barnes & Noble owns, and will own prior to the Spin-Off, 100% of B&N Education.

Prior to the Spin-Off, B&N Education will distribute to Barnes & Noble all of the membership interests in B&N Education’s NOOK digital business. As a result, B&N Education will cease to own any interest in the NOOK digital business, which will remain a wholly owned subsidiary of Barnes & Noble.

3.	Merchandise Inventories

Merchandise inventories, which primarily consist of finished goods, are stated at the lower of cost or market, where cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories or results of operations at January 31, 2015. NOOK merchandise inventories are recorded based on the average cost method.

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

4.	Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale or shipment, other than those with multiple elements and Free On Board (FOB) destination point shipping terms. Certain of the Company sales agreements with its distribution partners contain rights of inspection or acceptance provisions as is standard in the Company’s industry. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience and industry standards. ECommerce revenue from sales of products ordered through the Company’s websites is recognized upon delivery and receipt of the shipment by its customers. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

In accordance with Accounting Standards Codification (ASC) No. 605-25, Revenue Recognition, Multiple Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 4%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of January 31, 2015, January 25, 2014 and May 3, 2014 was $3,613, $13,348 and $9,934, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

The Company rents both physical and digital textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. Revenue from the rental of digital textbooks is recognized at time of sale. A software feature is imbedded within the content of our digital textbooks, such that upon expiration of the rental term the customer is no longer able to access the content. While the digital rental allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer our obligation is complete. The Company offers a buyout option to allow the purchase of a rented book at the end of the semester. The Company records the buyout purchase when the customer exercises and pays the buyout option price. In these instances, the Company would accelerate any remaining deferred rental revenue at the point of sale.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

5.	Research and Development Costs for Software Products

The Company follows the guidance in ASC 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding software development costs to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are available for sale and therefore, research and development costs are generally expensed as incurred.

6.	Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are reclassified to exclude the income attributable to the unvested restricted shares, unvested restricted stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 and 39 weeks ended January 31, 2015 and for the 13 weeks ended January 25, 2014 were calculated using the two-class method for stock options, restricted stock and restricted stock units, and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 39 weeks ended January 25, 2014, participating securities in the amount of 2,748,293 were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding dilutive stock options of 40,491 and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Numerator for basic income (loss) per share:
Net income (loss) attributable to Barnes & Noble, Inc.	$72,168	63,230	$56,017	(10,564)
Preferred stock dividends	(3,942)	(3,942)	(11,825)	(11,825)
Accretion of dividends on preferred stock	(5,507)	(316)	(7,024)	(947)
Less allocation of earnings and dividends to participating securities	(3,380)	(2,604)	(2,171)	—

Net income (loss) available to common shareholders	$59,339	56,368	$34,997	(23,336)

Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$59,339	56,368	$34,997	(23,336)
Preferred stock dividends (a)	3,942	3,942	—	—
Accretion of dividends on preferred stock (a)(b)	5,507	316	—	—
Allocation of earnings and dividends to participating securities	3,380	2,604	2,171	—
Less diluted allocation of earnings and dividends to participating securities	(3,278)	(2,338)	(2,168)	—

Net income (loss) available to common shareholders	$68,890	60,892	$35,000	(23,336)

Denominator for basic income (loss) per share:
Basic weighted average common shares	61,589	59,033	60,056	58,919

Denominator for diluted income (loss) per share:
Basic weighted average common shares	61,589	59,033	60,056	58,919
Preferred shares (a)	12,000	12,000	—	—
Average dilutive options	122	—	72	—

Diluted weighted average common shares	73,711	71,033	60,128	58,919

Income (loss) per common share:
Basic	$0.96	0.95	$0.58	(0.40)
Diluted	$0.93	0.86	$0.58	(0.40)

(a)	Although the Company was in a net income position during the 39 weeks ended January 31, 2015, the dilutive effect of the Company’s convertible preferred shares were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.
(b)	Includes accretion of dividends on the preferred membership interests, of which $4,897 was accelerated during the 13 weeks ended January 31, 2015 in connection with the re-acquired preferred membership interests.

7.	Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 649 bookstores as of January 31, 2015, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 717 stores as of January 31, 2015 that are primarily school-owned stores operated under contracts by B&N College and include sales of digital content within the higher education marketplace through Yuzu™. These B&N College stores generally offer course-related materials, which include new and used print textbooks and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, convenience and café items and graduation products.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to B&N Retail, B&N College and third-party distribution partners.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
B&N Retail	$1,395,917	$1,410,308	$3,238,883	$3,339,533
B&N College	521,019	486,221	1,498,389	1,449,776
NOOK	77,509	156,866	211,402	418,736
Elimination	(33,294)	(57,605)	(63,256)	(148,594)

Total	$1,961,151	$1,995,790	$4,885,418	$5,059,451

Sales by Product Line	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014

Media (a)	69%	67%	70%	68%
Digital (b)	5%	9%	5%	9%
Other (c)	26%	24%	25%	23%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
B&N Retail	$25,581	$31,975	$79,953	$96,193
B&N College	12,582	11,895	37,635	35,271
NOOK	9,690	10,486	29,997	31,575

Total	$47,853	$54,356	$147,585	$163,039

Operating Profit (Loss)	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
B&N Retail	$173,010	$167,639	$210,127	$204,757
B&N College	15,527	23,354	38,549	65,200
NOOK	(39,016)	(72,277)	(101,513)	(193,200)

Total	$149,521	$118,716	$147,163	$76,757

Capital Expenditures	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
B&N Retail	$13,013	$11,319	$48,297	$45,699
B&N College	10,501	7,285	35,106	28,359
NOOK	4,455	7,437	17,370	22,120

Total	$27,969	$26,041	$100,773	$96,178

Total Assets (d)	January 31, 2015	January 25, 2014

B&N Retail	$2,191,225	$2,279,609
B&N College	1,536,723	1,526,698
NOOK	148,295	334,870

Total	$3,876,243	$4,141,177

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating income from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Reportable segments operating profit	$149,521	$118,716	$147,163	$76,757
Interest expense, net and amortization of deferred financing costs	3,552	7,761	14,774	22,868

Consolidated income before taxes	$145,969	$110,955	$132,389	$53,889

8.	Intangible Assets and Goodwill

		As of January 31, 2015
Amortizable Intangible Assets:	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	4-25	$271,938	$(71,337)	$200,601
Technology	4-10	10,710	(8,402)	2,308
Distribution contracts	10	8,325	(7,534)	791
Other	2-10	6,419	(6,203)	216

		$297,392	$(93,476)	$203,916

Unamortizable Intangible Assets:
Trade name	$293,400
Publishing contracts	19,734

$313,134

Total amortizable and unamortizable intangible assets	$517,050

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 39 weeks ended January 31, 2015	$11,527
For the 39 weeks ended January 25, 2014	$13,584

Estimated Amortization Expense:
(12 months ending on or about April 30)
2015	$14,713
2016	$11,227
2017	$10,957
2018	$10,732
2019	$10,520

The carrying amount of goodwill by segment as of January 31, 2015 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of January 31, 2015	$219,119	274,070	$493,189

9.	Gift Cards

The Company sells gift cards, which can be used in its stores, on barnesandnoble.com and on NOOK® devices. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to recognize revenue associated with gift cards. The Company recorded an additional $4.3 million of gift card breakage during the 13 weeks ended January 31, 2015 as redemptions continued to run lower than historical patterns. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $10,126 and $5,831 during the 13 weeks ended January 31, 2015 and January 25, 2014, respectively, and $21,259 and $17,503 during the 39 weeks ended January 31, 2015 and January 25, 2014, respectively. The Company had gift card liabilities of $390,102 and $392,244 as of January 31, 2015 and January 25, 2014, respectively.

10.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, the Microsoft Commercial Agreement financing transaction (see Note 16) and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at January 31, 2015, January 25, 2014 and May 3, 2014:

	January 31, 2015	January 25, 2014	May 3, 2014
Deferred rent	$99,028	$132,620	$128,280
Microsoft Commercial Agreement financing transaction (see Note 16)	—	119,467	140,714
Tax liabilities and reserves	72,133	40,814	51,399
Pension liability (see Note 15)	16,652	19,048	11,154
Other	29,380	19,356	35,442

Total long-term liabilities	$217,193	$331,305	$366,989

11.	Income Taxes

The Company recorded an income tax provision of $73,801 on a pre-tax income of $145,969 during the 13 weeks ended January 31, 2015, which represented an effective income tax rate of 50.6%. The Company recorded an income tax provision of $47,725 on pre-tax income of $110,955 during the 13 weeks ended January 25, 2014, which represented an effective income tax rate of 43.0%.

The Company recorded an income tax provision of $76,372 on a pre-tax income of $132,389 during the 39 weeks ended January 31, 2015, which represented an effective income tax rate of 57.7%. The Company recorded an income tax provision of $64,453 on pre-tax income of $53,889 during the 39 weeks ended January 25, 2014, which represented an effective income tax rate of 119.6%.

The income tax provisions for the 13 and 39 weeks ended January 31, 2015 include the impact of the allocation to a joint venture partner of operating losses of approximately $63,042 and $105,542, respectively, for income tax purposes. The impact of these allocations has been partly offset by the release of valuation allowances as a result of expected utilization of associated deferred tax assets since, notwithstanding that the Company is in a cumulative three-year loss position as of the end of the prior fiscal year, the Company’s year-to-date taxable income will permit the utilization of these loss and credit carryforwards. Generally, the income tax provision is principally comprised of the result of the activities of profitable jurisdictions at January 31, 2015. For certain jurisdictions, the Company maintains a valuation allowance of approximately $5,972 against specific deferred tax assets utilizable in those jurisdictions.

12.	Fair Values of Financial Instruments

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

The Company’s financial instruments include cash, receivables, gift cards, accrued liabilities and accounts payable. The fair values of cash, receivables, accrued liabilities and accounts payable approximate carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates.

13.	Credit Facility

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

The Company had no outstanding debt under the Credit Facility as of January 31, 2015 and January 25, 2014. The Company had $67,264 of outstanding letters of credit under its Credit Facility as of January 31, 2015 compared with $34,363 as of January 25, 2014.

14.	Stock-Based Compensation

For the 13 and 39 weeks ended January 31, 2015 and January 25, 2014, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014

Restricted Stock Expense	$248	390	$799	1,683
Restricted Stock Units Expense	2,990	1,694	13,594	7,688
Stock Option Expense	214	382	2,330	(1,224)

Stock-Based Compensation Expense	$3,452	2,466	$16,723	8,147

15.	Pension and Other Postretirement Benefit Plans

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

        On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. The Pension Plan termination was effective November 1, 2014. As a result of the Pension Plan termination, pension liability and other comprehensive loss increased by $15,747, before tax, during the 13 weeks ended August 2, 2014. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Pension Plan. The pension liability will be settled in either a lump sum payment or a purchased annuity. A special lump sum opportunity was offered to terminated vested participants in the Pension Plan during the 13 weeks ended November 1, 2014, which triggered settlement accounting in the period ending January 31, 2015. The settlement represents 735 participants who elected to receive a lump sum of their benefit, totaling $15,190. The distributions primarily took place in December 2014 and resulted in a settlement charge of $7,271, which was reclassified from other comprehensive income to selling and administrative expenses during the 13 weeks ending January 31, 2015. The net impact of the Pension Plan termination, special lump sum opportunity, settlement accounting and remeasurement and regular plan experience, was an increase in pension liability of $5,498 and a decrease in other comprehensive income of $7,619, before tax, during the 39 weeks ended January 31, 2015. There will be another lump sum opportunity available to the remaining 2,300 active and terminated vested participants at the final Pension Plan termination distribution date. Currently, there is not enough information available to determine the ultimate charge of the termination. The actuarial assumptions used to calculate pension costs are typically reviewed annually. In light of the resolution to terminate the Pension Plan, the assumptions used to calculate the pension costs were reviewed during the 13 weeks ended August 2, 2014. In addition, due to the required settlement, the assumptions were again reviewed during the 13 weeks ended January 31, 2015. Pension expense was $7,914 and $582 for the 13 weeks ended January 31, 2015 and January 25, 2014, respectively, and $9,299 and $1,913 for the 39 weeks ended January 31, 2015 and January 25, 2014, respectively.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,574 and $3,848 for the 13 weeks ended January 31, 2015 and January 25, 2014, respectively, and $12,049 and $12,384 for the 39 weeks ended January 31, 2015 and January 25, 2014, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended January 31, 2015 and January 25, 2014, respectively, and $113 and $113 for the 39 weeks ended January 31, 2015 and January 25, 2014, respectively.

16.	Microsoft Investment

On April 27, 2012, Barnes & Noble entered into an investment agreement pursuant to which Barnes & Noble transferred to the LLC its digital device, digital content and college bookstore businesses, and Morrison Investment Holdings, Inc. (Morrison) purchased from the LLC, 300,000 convertible preferred membership interests in the LLC (Series A Preferred) for an aggregate purchase price of $300,000. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft, pursuant to which, among other things, the LLC would develop and distribute a Windows 8 application for eReading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. The parties closed Morrison’s investment in the LLC and the commercial agreement became effective on October 4, 2012.

On December 3, 2014, Morrison, Microsoft, Barnes & Noble and Barnes & Noble Education entered into agreements pursuant to which Morrison’s interest in the LLC was purchased by Barnes & Noble Education and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, Morrison, and Microsoft, Barnes & Noble Education purchased from Morrison, and Morrison sold, all of its $300,000 convertible Series A preferred limited liability company interest in the LLC in exchange for an aggregate purchase price of $124,850 consisting of (i) $62,425 in cash and (ii) 2,737,290 shares of common stock, par value $.001 per share, of Barnes & Noble. The Purchase Agreement closed on December 4, 2014. The Company accounted for this transaction in accordance with ASC 810-10, Non Controlling Interest (ASC 810-10) and accordingly was reflected as an equity transaction. In connection with the closing, the parties entered into a Digital Business Contingent Payment Agreement pursuant to which Microsoft is entitled to receive 22.7% of the proceeds from, among other events or transactions, (1) any future dividends or other distributions received from Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances, and (2) the sale of Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances.

Investment Agreement

Microsoft’s investment represented approximately 17.6% of the common membership interests in the LLC on an as-converted basis as of closing, with Barnes & Noble retaining the remaining ownership interests. This investment was classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity, net of investment fees. The temporary equity designation was due to a potential put feature after five years from the closing of the investment agreement on the preferred membership interests. The preferred membership interests had a liquidation preference equal to the original investment. Upon the completion of the acquisition of Microsoft’s interest in the LLC, the temporary equity was converted to permanent equity.

Commercial Agreement

Under the commercial agreement, the LLC has developed certain applications for Windows 8 for purchasing and consumption of digital reading content and use efforts to expand internationally.

The commercial agreement provided for revenue sharing for digital content purchased from the LLC by customers using the LLC’s Windows 8 applications. Microsoft has made and was obligated to continue to make guaranteed advance payments to the LLC in connection with such revenue sharing equal to $60,000 per year. Microsoft also has paid and was obligated to continue to pay to the LLC $25,000 each year for purposes of assisting the LLC in acquiring local digital reading content and technology development in the performance of the LLC’s obligations under the commercial agreement.

The guaranteed advance payments in connection with revenue sharing as well as the amounts received for purposes of assisting the LLC in acquiring local digital reading content and technology development received from Microsoft were treated as debt in accordance with ASC 470-10-25-2, Sales of Future Revenues or Various Other Measures of Income. The Company estimated the cash flows associated with the commercial agreement and amortized the discount on the debt to interest expense over the term of the agreement in accordance with ASC 835-30-35-2, The Interest Method. Upon termination of this agreement, the Company has accounted for this transaction in accordance with several accounting codifications covering this topic that require transactions with related parties to be accounted for as equity transactions and accordingly the remaining debt balance of $197,316 included within other long term liabilities was converted to equity. Notwithstanding this treatment, the limited liability company agreement of the LLC provides that, under certain conditions, partnership losses or deductions can be allocated for income tax purposes to Microsoft in respect of amounts advanced to the LLC under the terms of the commercial agreement.

Settlement and License Agreement

The patent agreement provided for Microsoft and its subsidiaries to license to the Company and its affiliates certain intellectual property in exchange for royalty payments based on sales of certain devices. Additionally, the Company and Microsoft dismissed certain outstanding patent litigation between the Company, Microsoft and their respective affiliates in accordance with the settlement and license agreement. The Company recorded the royalty expense on NOOK® sales in the statement of operations in cost of sales and occupancy with no expense or liability for the sale of devices prior to this agreement.

17.	Pearson

On December 21, 2012, the LLC entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in the LLC. That transaction closed on January 22, 2013, and Pearson invested approximately $89,500 of cash in the LLC in exchange for preferred membership interests representing a 5% equity stake in the LLC. Following the closing of the transaction, Barnes & Noble owned approximately 78.2% of the LLC and Microsoft owned approximately 16.8%. The preferred membership interests had a liquidation preference equal to the original investment. In addition, the LLC granted warrants to Pearson to purchase up to an additional 5% of the LLC under certain conditions. Upon the completion of the acquisition of Pearson’s interest in the LLC, as stated below, the temporary equity was converted to permanent equity.

The fair value of the preferred membership interests warrant liability was calculated using the Monte Carlo simulation approach.

This methodology values financial instruments whose value is dependent on an underlying total equity value by sampling random paths for the total equity value. The assumptions that are analyzed and incorporated into the model include closing date, valuation date, sales price of the preferred membership interests and warrants, warrant expiration date, time to liquidity event, risk-free rate, volatility, various correlations and the probability of meeting the net sales target. Based on Barnes & Nobles’ analysis, the total fair value of preferred membership interests warrants as of the valuation date was $1,700 and was recorded as a noncurrent asset and a long-term liability. During the 13 weeks ended January 25, 2014, management determined that the probability of meeting the net sales target by the warrant measurement date was remote and fully wrote down the value of the warrant accordingly.

At closing, the LLC and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment. On December 27, 2013, the LLC entered into an amendment to the commercial agreement that extends the term of the agreement and the timing of the measurement period to meet certain revenue share milestones.

On December 22, 2014, Barnes & Noble entered into a Purchase Agreement (the Pearson Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, NOOK Media Member Two LLC, a Delaware limited liability company (NOOK Member Two), Pearson Education, Inc. (Pearson Education) and Pearson Inc., pursuant to which Barnes & Noble Education and NOOK Member Two purchased from Pearson Education all of its convertible Series B preferred limited liability company interest in the LLC and all of its warrants to purchase additional Series B preferred limited liability company interests, in exchange for an aggregate purchase price equal to (i) $13,750 in cash and (ii) 602,927 shares of common stock, par value $.001 per share, of Barnes & Noble. The transactions under the Pearson Purchase Agreement closed on December 22, 2014. The Company accounted for this transaction in accordance with ASC 810-10 and accordingly was reflected as an equity transaction. As a condition to closing, the parties entered into an amended and restated Digital Business Contingent Payment Agreement, pursuant to which a Digital Business Contingent Payment Agreement dated as of December 3, 2014, by and between Barnes & Noble, the LLC and Pearson, was amended and restated to include provisions consistent with the Digital Business Contingent Payment Agreement entered into with Morrison on December 3, 2014.

18.	Samsung Commercial Agreement

On June 4, 2014, NOOK Digital, LLC (NOOK Media Sub) (formerly barnesandnoble.com llc), a wholly owned subsidiary of B&N Education and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

Pursuant to the Agreement, NOOK Media Sub, after good faith consultations with Samsung and subject to Samsung’s agreement, selected Samsung tablet devices under development to be customized and co-branded by NOOK Media Sub. Such devices are produced by Samsung. The co-branded NOOK® tablet devices are sold by NOOK Media Sub through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Media Sub and Samsung agreed to develop co-branded Samsung Galaxy Tab 4 NOOK® tablets as the initial co-branded devices pursuant to the Agreement.

Under the Agreement, NOOK Media Sub committed to purchase a minimum of 1,000,000 NOOK-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015.

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

The companies introduced the Samsung Galaxy Tab 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The co-branded device combined the popular Samsung Galaxy Tab 4 hardware with customized NOOK® software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million books, leading magazines and newspapers.

19.	Series J Preferred Stock

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty) pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000 in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock will be convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011 (after giving pro forma effect to the issuance of the Preferred Stock) based on the initial conversion rate. The initial conversion rate reflects an initial conversion price of $17.00 and is subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock is equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock to be paid quarterly and subject to adjustment in certain circumstances.

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

20.	Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of January 31, 2015. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 31, 2015, the Company has repurchased 34,580,019 shares at a cost of approximately $1,073,424 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

21.	Legal Proceedings

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

On February 4, 2015, the Company filed a motion for judgment on the pleadings directed to TPL’s U.S. Patent No. 5,809,336 (’336 patent) on the grounds that the ’336 patent is barred by the Kessler doctrine because the ITC previously found that the Company did not infringe the ’336 patent in the related ITC investigation and TPL chose not to appeal the ITC’s decision to the Federal Circuit. TPL has opposed the Company’s motion. Oral argument on the Company’s motion is scheduled on March 17, 2015.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC (Adrea) filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. The Company’s motion to dismiss was taken under submission by the court on February 20, 2015, after oral argument. The parties are engaging in discovery and pursuant to the court’s scheduling order dated December 17, 2014, all dates for the case have been scheduled, including the deadline for plaintiff to file for class certification of April 24, 2015, and trial date of May 3, 2016.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014. No appellate briefing schedule has been set. On November 18, 2014, the trial court stayed all proceedings pending appeal. On January 14, 2015, Barnes & Noble removed the action to federal court based on new United States Supreme Court authority. On February 13, 2015 plaintiff filed a motion to remand. The Company filed its Opposition on February 23, 2015. The hearing date for the motion to remand is March 23, 2015.

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

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the Court denied Plaintiff’s motion to disqualify counsel based on their prior role in the Lina matter. On January 14, 2015, the Company removed the case to federal court based on new US Supreme Court authority. On February 13, 2015, plaintiff filed a motion to remand which has not yet been fully-briefed. A hearing on the remand motion is scheduled on March 13, 2015, and a pre-trial conference is scheduled for May 28, 2015.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Company filed a summary judgment motion on November 25, 2013, which was denied on July 18, 2014. Trimmer filed a motion for conditional certification under the FLSA and class certification under the NYLL on November 7, 2014, which was fully briefed and submitted to the Court on December 15, 2014. The Court has not yet set a hearing date for the pending class certification motion. On February 17, 2015, the parties submitted a joint request that the pending class certification motion be stayed for thirty days so that the parties could engage in settlement discussions. The Court has not yet ruled on that joint request.

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

22.	Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. The Company adopted ASU 2013-11 in the first quarter of fiscal 2015 with no significant impact to its consolidated financial statements.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnes & Noble, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Barnes & Noble, Inc. as of January 31, 2015, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen and thirty-nine week periods ended January 31, 2015 and January 25, 2014. These financial statements are the responsibility of the Company’s management.

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

March 10, 2015

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation of B&N Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

This Spin-Off is expected to be executed by means of a pro-rata distribution of B&N Education’s common stock to Barnes & Noble’s existing shareholders and is considered to be a non-taxable event for Barnes & Noble and its shareholders.

The distribution of B&N Education’s common stock to Barnes & Noble shareholders is conditioned on, among other things, final approval of the Spin-Off plan by the Barnes & Noble Board of Directors; the receipt of opinions from external legal counsel and KPMG LLP to Barnes & Noble, confirming the tax-free status of the Spin-Off for U.S. federal income tax purposes; and the United States Securities and Exchange Commission (SEC) declaring effective the Registration Statement, which was filed on a Form S-1 with the SEC on February 26, 2015.

History of B&N Education, Inc.

On September 30, 2009, Barnes & Noble acquired Barnes & Noble College Booksellers, LLC (B&N College) from Leonard and Louise Riggio. From that date until October 4, 2012, B&N College was wholly owned by Barnes & Noble Booksellers, Inc. B&N Education was initially incorporated under the name NOOK Media Inc. in July 2012 to hold Barnes & Noble’s B&N College and NOOK digital businesses. On October 4, 2012, Microsoft Corporation (Microsoft) acquired a 17.6% non-controlling preferred membership interest in B&N Education’s subsidiary B&N Education, LLC (formerly NOOK Media LLC) (the LLC), and through B&N Education, Barnes & Noble maintained an 82.4% controlling interest of the B&N College and NOOK digital businesses.

On January 22, 2013, Pearson Education, Inc. (Pearson) acquired a 5% non-controlling preferred membership interest in the LLC, entered into a commercial agreement with the LLC relating to the B&N College business and received warrants to purchase an additional preferred membership interest in the LLC.

On December 4, 2014, B&N Education re-acquired Microsoft’s interest in the LLC in exchange for cash and common stock of Barnes & Noble and the Microsoft commercial agreement was terminated effective as of such date. On December 22, 2014, B&N Education also re-acquired Pearson’s interest in the LLC and certain related warrants previously issued to Pearson. In connection with these transactions, Barnes & Noble entered into contingent payment agreements with Microsoft and Pearson providing for additional payments upon the occurrence of certain events, including upon a sale of the NOOK digital business. As a result of these transactions, Barnes & Noble owns, and will own prior to the Spin-Off, 100% of B&N Education.

Prior to the Spin-Off, B&N Education will distribute to Barnes & Noble all of the membership interests in B&N Education’s NOOK digital business. As a result, B&N Education will cease to own any interest in the NOOK digital business, which will remain a wholly owned subsidiary of Barnes & Noble.

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

The Company’s cash and cash equivalents were $326.7 million as of January 31, 2015, compared with $489.6 million as of January 25, 2014. The decrease in cash and cash equivalents of $162.9 million versus the prior year period includes payment of $76.2 million in cash to re-acquire the Company’s preferred membership interests in NOOK Media Inc. and the repayment of the Junior Seller Note of $127.3 million on September 30, 2014.

Net cash flows provided by operating activities for the 39 weeks ended January 31, 2015 were $251.8 million, as compared to net cash flows provided by operating activities of $449.6 million for the 39 weeks ended January 25, 2014. The unfavorable year-over-year comparison was primarily attributable to the prior year sell-through of excess NOOK inventories.

The Company had no borrowings under its $1.0 billion credit facility at January 31, 2015 and January 25, 2014. The Company had $67.3 million of outstanding letters of credit as of January 31, 2015 compared with $34.4 million as of January 25, 2014.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $35.0 million, or 11.8%, to $261.8 million as of January 31, 2015, compared to $296.8 million as of January 25, 2014. This decrease was primarily due to lower channel partner business.

•	Merchandise inventories increased $51.5 million, or 3.6%, to $1.493 billion as of January 31, 2015, compared to $1.442 billion as of January 25, 2014. Retail inventories increased $32.1 million, or 3.3%, due to higher Toys & Games and Juvenile positions on increased sales. Year-over-year reserves for non-returnable Retail inventory declined on improvements in product mix, primarily Toys & Games, as well as the destruction of slow-moving inventories in the fourth quarter of the prior year. NOOK inventories increased $3.4 million, or 16.9%, on lower than expected device sales. B&N College inventories increased $16.0 million, or 3.6%, primarily due to new stores and higher textbook purchases.

•	Textbook rental inventories increased $3.2 million, or 4.3%, to $78.0 million as of January 31, 2015, compared to $74.8 million as of January 25, 2014 on higher textbook rental income.

•	Prepaid expenses and other current assets increased $0.6 million, or 0.9%, to $61.9 million as of January 31, 2015, compared to $61.3 million as of January 25, 2014.

•	Short-term deferred taxes decreased $24.1 million, or 14.2%, to $145.9 million as of January 31, 2015, compared to $170.0 million as of January 25, 2014. This decrease is primarily due to a reversal of timing differences and a change in valuation allowances.

•	Property and equipment, net decreased $76.2 million, or 14.4%, to $454.1 million as of January 31, 2015, compared to $530.3 million as of January 25, 2014 as depreciation outpaced capital expenditures. The Company also recorded $28.4 million of asset impairment charges in the fourth quarter of fiscal 2014 related to the Palo Alto relocation.

•	Intangible assets, net decreased $15.7 million, or 2.9%, to $517.1 million as of January 31, 2015, compared to $532.8 million as of January 25, 2014 on additional amortization.

•	Other noncurrent assets decreased $4.0 million, or 8.4%, to $44.3 million as of January 31, 2015, compared to $48.4 million as of January 25, 2014 primarily due to amortization of deferred financing costs.

•	Accounts payable decreased $55.4 million, or 4.9%, to $1.080 billion as of January 31, 2015, compared to $1.136 billion as of January 25, 2014. Accounts payable were 72.3% and 78.8% of merchandise inventory as of January 31, 2015 and January 25, 2014, respectively. The current year included higher check clearings as a result of the later shift in the fiscal calendar.

•	Accrued liabilities decreased $65.2 million, or 10.4%, to $564.0 million as of January 31, 2015, compared to $629.1 million as of January 25, 2014. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities decreased $2.1 million, or 0.5%, to $390.1 million as of January 31, 2015, compared to $392.2 million as of January 25, 2014. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $10.1 million and $5.8 million during the 13 weeks ended January 31, 2015 and January 25, 2014, respectively, and $21.3 million and $17.5 million during the 39 weeks ended January 31, 2015 and January 25, 2014, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	The Junior Seller Note of $127.3 million related to the acquisition of B&N College and was paid in September 2014, in accordance with its terms.

•	Long-term deferred taxes decreased $41.9 million, or 16.4%, to $214.3 million as of January 31, 2015, compared to $256.2 million as of January 25, 2014. This decrease was primarily due to a reversal of timing differences and a change in valuation allowances.

•	Other long-term liabilities decreased $114.1 million, or 34.4%, to $217.2 million as of January 31, 2015, compared to $331.3 million as of January 25, 2014 due to lower deferred rent and the settlement of the Microsoft commercial liability as a result of the purchase of Microsoft’s preferred membership interests, partially offset by higher tax reserves.

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

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company plans to launch its new eCommerce website on or about the end of this fiscal year. The new website is expected to enhance its search capabilities, enable faster shipping and yield cost savings. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores. Capital expenditures totaled $100.8 million and $96.2 million during the 39 weeks ended January 31, 2015 and January 25, 2014, respectively.

The Company provided credits to eligible customers resulting from the settlements reached with certain publishers in antitrust lawsuits filed by various State Attorney Generals and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $44.2 million in total credits as a result of the settlement, which is funded by these publishers. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $33.6 million as a receivable from these publishers and a liability to its customers in March 2014. The Company’s customers had activated $32.7 million in credits thus far as of January 31, 2015.

On April 27, 2012, Barnes & Noble entered into an investment agreement pursuant to which Barnes & Noble transferred to the LLC its digital device, digital content and college bookstore businesses, and Morrison Investment Holdings, Inc. (Morrison) purchased from the LLC, 300,000 convertible preferred membership interests in the LLC (Series A Preferred) for an aggregate purchase price of $300.0 million. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft, pursuant to which, among other things, the LLC would develop and distribute a Windows 8 application for eReading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. The parties closed Morrison’s investment in the LLC and the commercial agreement became effective on October 4, 2012.

On December 3, 2014, Morrison, Microsoft, Barnes & Noble and Barnes & Noble Education entered into agreements pursuant to which Morrison’s interest in the LLC was purchased by Barnes & Noble Education and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, Morrison, and Microsoft, Barnes & Noble Education purchased from Morrison, and Morrison sold, all of its $300.0 million convertible Series A preferred limited liability company interest in the LLC in exchange for an aggregate purchase price of $124.9 million consisting of (i) $62.4 million in cash and (ii) 2,737,290 shares of common stock, par value $.001 per share, of Barnes & Noble. The Purchase Agreement closed on December 4, 2014. The Company accounted for this transaction in accordance with ASC 810-10, Non Controlling Interest (ASC 810-10) and accordingly was reflected as an equity transaction. In connection with the closing, the parties entered into a Digital Business Contingent Payment Agreement pursuant to which Microsoft is entitled to receive 22.7% of the proceeds from, among other events or transactions, (1) any future dividends or other distributions received from Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances, and (2) the sale of Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances.

Microsoft’s investment represented approximately 17.6% of the common membership interests in the LLC on an as-converted basis as of closing, with Barnes & Noble retaining the remaining ownership interests. This investment was classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity, net of investment fees. The temporary equity designation was due to a potential put feature after five years from the closing of the investment agreement on the preferred membership interests. The preferred membership interests had a liquidation preference equal to the original investment. Upon the completion of the acquisition of Microsoft’s interest in the LLC, the temporary equity was converted to permanent equity.

Under the commercial agreement, the LLC has developed certain applications for Windows 8 for purchasing and consumption of digital reading content and use efforts to expand internationally.

The commercial agreement provided for revenue sharing for digital content purchased from the LLC by customers using the LLC’s Windows 8 applications. Microsoft has made and was obligated to continue to make guaranteed advance payments to the LLC in connection with such revenue sharing equal to $60.0 million per year. Microsoft also has paid and was obligated to continue to pay to the LLC $25.0 million each year for purposes of assisting the LLC in acquiring local digital reading content and technology development in the performance of the LLC’s obligations under the commercial agreement.

The guaranteed advance payments in connection with revenue sharing as well as the amounts received for purposes of assisting the LLC in acquiring local digital reading content and technology development received from Microsoft were treated as debt in accordance with ASC 470-10-25-2, Sales of Future Revenues or Various Other Measures of Income. The Company estimated the cash flows associated with the commercial agreement and amortized the discount on the debt to interest expense over the term of the agreement in accordance with ASC 835-30-35-2, The Interest Method. Upon termination of this agreement, the Company has accounted for this transaction in accordance with several accounting codifications covering this topic that require transactions with related parties to be accounted for as equity transactions and accordingly the remaining debt balance of $197.3 million included within other long term liabilities was converted to equity. Notwithstanding this treatment, the limited liability company agreement of the LLC provides that, under certain conditions, partnership losses or deductions can be allocated for income tax purposes to Microsoft in respect of amounts advanced to the LLC under the terms of the commercial agreement.

On December 21, 2012, the LLC entered into an agreement with a subsidiary of Pearson plc (Pearson) to make a strategic investment in the LLC. That transaction closed on January 22, 2013, and Pearson invested approximately $89.5 million of cash in the LLC in exchange for preferred membership interests representing a 5% equity stake in the LLC. Following the closing of the transaction, Barnes & Noble owned approximately 78.2% of the LLC and Microsoft owned approximately 16.8%. The preferred membership interests had a liquidation preference equal to the original investment. In addition, the LLC granted warrants to Pearson to purchase up to an additional 5% of the LLC under certain conditions. Upon the completion of the acquisition of Pearson’s interest in the LLC, as stated below, the temporary equity was converted to permanent equity.

At closing, the LLC and Pearson entered into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment. On December 27, 2013, the LLC entered into an amendment to the commercial agreement that extends the term of the agreement and the timing of the measurement period to meet certain revenue share milestones.

On December 22, 2014, Barnes & Noble entered into a Purchase Agreement (the Pearson Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, NOOK Media Member Two LLC, a Delaware limited liability company (NOOK Member Two), Pearson Education, Inc. (Pearson Education) and Pearson Inc., pursuant to which Barnes & Noble Education and NOOK Member Two purchased from Pearson Education all of its convertible Series B preferred limited liability company interest in the LLC and all of its warrants to purchase additional Series B preferred limited liability company interests, in exchange for an aggregate purchase price equal to (i) $13.8 million in cash and (ii) 602,927 shares of common stock, par value $.001 per share, of Barnes & Noble. The transactions under the Pearson Purchase Agreement closed on December 22, 2014. The Company accounted for this transaction in accordance with ASC 810-10 and accordingly was reflected as an equity transaction. As a condition to closing, the parties entered into an amended and restated Digital Business Contingent Payment Agreement, pursuant to which a Digital Business Contingent Payment Agreement dated as of December 3, 2014, by and between Barnes & Noble, the LLC and Pearson, was amended and restated to include provisions consistent with the Digital Business Contingent Payment Agreement entered into with Morrison on December 3, 2014.

On June 4, 2014, NOOK Digital, LLC (NOOK Media Sub) (formerly barnesandnoble.com llc), a wholly owned subsidiary of B&N Education and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

Pursuant to the Agreement, NOOK Media Sub, after good faith consultations with Samsung and subject to Samsung’s agreement, selected Samsung tablet devices under development to be customized and co-branded by NOOK Media Sub. Such devices are produced by Samsung. The co-branded NOOK® tablet devices are sold by NOOK Media Sub through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Media Sub and Samsung agreed to develop co-branded Samsung Galaxy Tab 4 NOOK® tablets as the initial co-branded devices pursuant to the Agreement.

Under the Agreement, NOOK Media Sub committed to purchase a minimum of 1,000,000 NOOK-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015.

NOOK Media Sub and Samsung have agreed to coordinate customer service for the co-branded NOOK® devices and have both agreed to a license of intellectual property to promote and market the devices. Additionally, Samsung has agreed to fund a marketing fund for the co-branded NOOK® devices at the initial launch and for the duration of the Agreement.

The Agreement has a two-year term, with certain termination rights, including termination (i) by NOOK Media Sub for a Samsung material default; (ii) by Samsung for a NOOK Media Sub material default; (iii) by NOOK Media Sub if Samsung fails to meet its shipping and delivery obligations in any material respect on a timely basis; and (iv) by either party upon insolvency or bankruptcy of the other party.

The companies introduced the Samsung Galaxy Tab 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The co-branded device combined the popular Samsung Galaxy Tab 4 hardware with customized NOOK® software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million books, leading magazines and newspapers.

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

The Company’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. Fiscal 2014 included 53 weeks, where the previously disclosed benefit of the additional week fell in the fourth quarter. As a result, the fourth quarter of fiscal 2015 will include one less week of sales and operating profit than included in the prior year’s results. The inclusion of the 53rd week contributed $56.6 million in additional B&N Retail sales, $14.6 million in additional B&N College sales and $9.2 million in additional NOOK sales in the fourth quarter of fiscal 2014.

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

B&N Retail has experienced declining sales trends due to secular industry challenges, including the growth of the digital book market and online shopping, declining sales of NOOK® devices and fewer stores. While the Company expects comparable bookstore sales to continue to decline, it has recently benefitted from improving book industry trends, including a moderation of the growth of the digital book market, as well as successful merchandising initiatives that increased store traffic and sales and drove positive trends in its Toys & Games and Gift businesses. Additionally, the Company continues to expect to benefit from further market consolidation as non-book retailers reduce their presence in the book category. The Company is making further investments in its retail business this fiscal year and plans to launch a new eCommerce platform on or about the end of fiscal 2015, which it believes will allow it to be more competitive in the marketplace.

B&N College provides direct access to a large and well-educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company also expects to be the beneficiary of market consolidation as more and more schools outsource their bookstore management. The Company is in a unique market position to benefit from this trend given its full suite of services: bookstore management, textbook rental and digital delivery. The Company is making further investments in its college business, including the recent launch of YuzuTM, its developing digital education platform that provides access to a wide range of rich, engaging content, including digital textbooks and select consumer titles applicable to the higher education market. The Company believes higher education provides a long-term growth opportunity, both organically by adding additional bookstores to its outsourcing model, and also, through strategic acquisition and merger activity.

NOOK represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership on June 4, 2014, to develop co-branded Samsung Galaxy Tab 4 NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience. The co-branded devices combined popular Samsung Galaxy Tab 4 hardware with customized NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million books, leading magazines and newspapers. The companies introduced the Samsung Galaxy Tab 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The Company also intends to continue to develop and offer the best black-and-white eReaders on the market, backed by quality customer service and technology support for those devices. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships. The Company intends to continue to provide the resources necessary for quality customer service and support sales of new devices and those in use by NOOK’s existing customer base, while continuing to rationalize the business.

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

Results of Operations

13 and 39 weeks ended January 31, 2015 compared with the 13 and 39 weeks ended January 25, 2014.

Sales

The following table summarizes the Company’s sales for the 13 and 39 weeks ended January 31, 2015 and January 25, 2014:

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	% Total	January 25, 2014	% Total	January 31, 2015	% Total	January 25, 2014	% Total
B&N Retail	$1,395,917	71.2%	$1,410,308	70.7%	$3,238,883	66.3%	$3,339,533	66.0%
B&N College	521,019	26.6%	486,221	24.4%	1,498,389	30.7%	1,449,776	28.7%
NOOK	77,509	4.0%	156,866	7.9%	211,402	4.3%	418,736	8.3%
Elimination	(33,294)	(1.7)%	(57,605)	(2.9)%	(63,256)	(1.3)%	(148,594)	(2.9)%

Total Sales	$1,961,151	100.0%	$1,995,790	100.0%	$4,885,418	100.0%	$5,059,451	100.0%

During the 13 weeks ended January 31, 2015, the Company’s sales decreased $34.6 million, or 1.7%, to $1.961 billion from $1.996 billion during the 13 weeks ended January 25, 2014. The change by segment is as follows:

•	B&N Retail sales decreased $14.4 million, or 1.0%, to $1.396 billion from $1.410 billion during the same period a year ago, and accounted for 71.2% of total Company sales. Closed stores decreased sales by $16.6 million, while a 0.3% decrease in comparable store sales lowered sales by $3.6 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased $1.6 million, or 13.4%, versus the prior year. These unfavorable variances were slightly offset by higher online sales of $0.6 million and a $4.3 million increase in gift card breakage as redemptions continue to run lower than historical patterns.

Of the $3.6 million decrease in comparable store sales, sales of NOOK® products at B&N Retail stores declined $22.6 million on lower device unit volume, while core comparable store sales, which exclude sales of NOOK® products, increased $19.2 million, or 1.7%, as compared to the prior year. Non-book core categories increased sales by $14.8 million, primarily due to higher Toys & Games and Gift volume. The Toys & Games business continued to grow, increasing on a better in-stock position, allocation optimization and strong promotions. Gift sales benefited from new product categories highlighted in new holiday promotions. Book categories increased sales by $4.4 million on the continued stabilization of the physical book business. Factors contributing to the improved book sales trends include in-store promotional strategies, a book-focused holiday advertising campaign (“A Book is a Gift Like No Other”) and improved weather conditions.

•	B&N College sales increased $34.8 million, or 7.2%, to $521.0 million from $486.2 million during the same period a year ago, and accounted for 26.6% of total Company sales. In addition to new store growth, sales benefited from a later shift in the fiscal calendar. For the comparable sales period, comparable B&N College store sales decreased 1.4% for the quarter, as the spring back-to-school rush season extended past the close of the Company’s fiscal third quarter. However, sales increased $32.5 million on a fiscal calendar basis due to a favorable shift created by last year’s 53rd week. The quarter ended on January 31st this year, as compared to January 25th last year, and therefore included an additional week of the spring back-to-school rush season.

New store openings increased sales by $23.6 million, offset by closed stores, which decreased sales by $5.9 million. Sales were also impacted by an increase in the textbook rental deferral, which lowered sales by $11.5 million for the quarter. As B&N College expanded its textbook rental offerings, its consumers have been shifting away from higher priced textbook purchases to lower priced rental options. General merchandise sales have continued to increase as B&N College’s product assortments continue to emphasize and reflect the changing consumer trends and B&N College evolves its presentation concepts and merchandising of product in stores and online.

•	NOOK sales decreased $79.4 million, or 50.6%, to $77.5 million from $156.9 million during the same period a year ago, and accounted for 4.0% of total Company sales. Device and accessories sales decreased $62.6 million, or 62.8%, to $37.0 million on a decrease in unit sales volume. Digital content sales decreased $16.8 million, or 29.3%, to $40.5 million primarily on lower unit sales.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell-through basis. The $24.3 million, or 42.2%, decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 13 weeks ended January 31, 2015, B&N Retail had no store openings and nine closings, and B&N College had four openings and one closing.

During the 39 weeks ended January 31, 2015, the Company’s sales decreased $174.0 million, or 3.4%, to $4.885 billion from $5.059 billion during the 39 weeks ended January 25, 2014. The change by segment is as follows:

•	B&N Retail sales decreased $100.7 million, or 3.0%, to $3.239 billion from $3.340 billion during the same period a year ago, and accounted for 66.3% of total Company sales. The decrease was primarily attributable to a 2.1% decrease in comparable store sales, which decreased sales by $62.4 million; closed stores, which decreased sales by $47.7 million; and lower online sales, which decreased by $9.8 million. These unfavorable variances were partially offset by new stores, which increased sales by $5.8 million, a $7.3 million reimbursement resulting from favorable claims experience with a warranty service provider and a $3.8 million increase in gift card breakage, as redemptions continue to run lower than historical patterns. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc. which increased $0.6 million, or 1.8%, versus the prior year.

Of the $62.4 million decrease in comparable store sales, sales of NOOK® products at B&N Retail stores declined $79.0 million on lower device unit volume, while core comparable store sales, which exclude sales of NOOK® products, increased $19.8 million, or 0.7%, as compared to the prior year. Non-book core categories increased sales by $13.9 million primarily due to the continued growth of the Toys & Games business, as it increasingly becomes a differentiated destination for shoppers during the holiday season and throughout the year. Book categories increased sales by $5.9 million on the continued stabilization of the physical book business. Factors contributing to the improved book sales trends include in-store promotional strategies, merchandising initiatives and a book-focused holiday advertising campaign (“A Book is a Gift Like No Other”).

•

B&N College sales increased $48.6 million, or 3.4%, to $1.498 billion from $1.450 billion during the same period a year ago, and accounted for 30.7% of total Company sales. New store openings over the past year increased sales by $60.3 million, offset by closed stores, which decreased sales by $21.0 million. Sales also increased $26.0 million on a fiscal calendar basis due to a favorable shift created by last year’s 53rd week.

Comparable store sales decreased 0.7% for the comparable sales period. Comparable store textbook sales declined $22.5 million as students continued to shift to lower priced textbook rentals, partially offset by an increase in general merchandise sales of $15.3 million primarily due to strong emblematic apparel sales. Sales were also impacted by an increase in the textbook rental deferral, which lowered sales by $9.2 million for the 39 weeks ended January 31, 2015. As B&N College expanded its textbook rental offerings, its consumers have been shifting away from higher priced textbook purchases to lower priced rental options. General merchandise sales have continued to increase as B&N College’s product assortments continue to emphasize and reflect the changing consumer trends and B&N College evolves its presentation concepts and merchandising of product in stores and online.

•	NOOK sales decreased $207.3 million, or 49.5%, to $211.4 from $418.7 million during the same period a year ago, and accounted for 4.3% of total Company sales. Device and accessories sales decreased $161.8 million, or 68.7%, to $73.8 million on a decrease in unit sales volume. Digital content sales decreased $45.5 million, or 24.8%, to $137.6 million primarily on lower unit sales.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell-through basis. The $85.3 million, or 57.4%, decrease versus the prior year was due to the lower device sales volume at B&N Retail.

During the 39 weeks ended January 31, 2015, B&N Retail had no store openings and 12 closings, and B&N College had 37 openings and 20 closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	% of Sales	January 25, 2014	% of Sales	January 31, 2015	% of Sales	January 25, 2014	% of Sales
B&N Retail	$913,591	65.4%	$939,615	66.6%	$2,196,150	67.8%	$2,297,756	68.8%
B&N College	399,332	76.6%	369,698	76.0%	1,155,669	77.1%	1,114,969	76.9%
NOOK	53,485	69.0%	140,641	89.7%	126,238	59.7%	361,736	86.4%
Elimination	(33,294)	(43.0)%	(57,605)	(36.7)%	(63,256)	(29.9)%	(148,594)	(35.5)%

Total Cost of Sales and Occupancy	$1,333,114	68.0%	$1,392,349	69.8%	$3,414,801	69.9%	$3,625,867	71.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 31, 2015, cost of sales and occupancy decreased $59.2 million, or 4.3%, to $1.333 billion from $1.392 billion during the 13 weeks ended January 25, 2014. Cost of sales and occupancy decreased as a percentage of sales to 68.0% from 69.8% during the same period one year ago. The percentage of change by segment is as follows:

•	B&N Retail cost of sales and occupancy decreased as a percentage of sales to 65.4% from 66.6% during the same period one year ago. This decrease was attributable to a higher sales mix of higher margin core products (which exclude NOOK® products), which decreased cost of goods sold and occupancy as a percentage of sales by 65 basis points, lower core product markdowns, which decreased cost of goods sold and occupancy as a percentage of sales by 35 basis points on a lower mix of bestselling books, and increased vendor allowances on additional showroom partnerships, which decreased cost of sales and occupancy as a percentage of sales by 20 basis points.

•	B&N College cost of sales and occupancy increased as a percentage of sales to 76.6% from 76.0% during the same period one year ago due to the margin impact of the higher textbook rental deferrals, which increased cost of sales and occupancy as a percentage of sales by 95 basis points, higher occupancy costs resulting from contract renewals which increased cost of sales and occupancy as a percentage of sales by 50 basis points, and comparisons to a favorable LIFO adjustment of $3.9 million, or 80 basis points, in the prior year. These increases were partially offset by increased margin rates primarily driven by textbook rentals, which decreased cost of sales and occupancy as a percentage of sales by 140 basis points and a favorable sales mix of higher margin textbook rentals, which decreased cost of goods sold and occupancy as a percentage of sales by 30 basis points.

•

NOOK cost of sales and occupancy decreased as a percentage of sales to 69.0% from 89.7% during the same period one year ago. This decrease is primarily due to a higher mix of higher margin content sales, lower occupancy costs and improved device margins. The prior year quarter included a reduction in cost of sales of $24.8 million as the Company sold through devices at higher average selling prices than originally anticipated, and also was able to use parts and components, which were previously written down, to build more devices to meet higher than expected demand. The prior year quarter also included $19.2 million of inventory charges to write down device development and other costs reflective of the Company’s revised device strategy.

During the 39 weeks ended January 31, 2015, cost of sales and occupancy decreased $211.1 million, or 5.8%, to $3.415 billion from $3.626 billion during the 39 weeks ended January 25, 2014. Cost of sales and occupancy decreased as a percentage of sales to 69.9% from 71.7% during the same period one year ago. The percentage of sales change by segment is as follows:

•	B&N Retail cost of sales and occupancy decreased as a percentage of sales to 67.8% from 68.8% during the same period one year ago. This decrease was attributable to a higher sales mix of higher margin core products (which exclude NOOK® products), which decreased cost of goods sold and occupancy as a percentage of sales by 80 basis points, lower core product markdowns, which decreased cost of goods sold and occupancy as a percentage of sales by 20 basis points on lower mix of bestselling books, increased vendor allowances on additional showroom partnerships, which decreased costs of sales and occupancy as a percentage of sales by 45 basis points and a $7.3 million reimbursement resulting from favorable claims experience with a warranty service provider, which decreased cost of goods sold and occupancy as a percentage of sales by 25 basis points. These favorable variances were partially offset by higher occupancy costs, which increased costs of goods sold and occupancy as a percentage of sales by 30 basis points and expense deleverage of 40 basis points against the sales decline.

•	B&N College cost of sales and occupancy increased as a percentage of sales to 77.1% from 76.9% during the same period one year ago due to higher occupancy costs resulting from contract renewals, which increased cost of sales and occupancy as a percentage of sales by 50 basis points, the margin impact of the higher textbook rental deferrals, which increased cost of sales and occupancy as a percentage of sales by 40 basis points, and comparisons to a prior year favorable LIFO adjustment of $4.5 million, which resulted in an increase to cost of sales and occupancy as a percentage of sales by 30 basis points. These variances were partially offset by a favorable sales mix of higher margin textbook rentals and general merchandise, which decreased costs of goods sold and occupancy as a percentage of sales by 60 basis points and increased margin rates, which decreased cost of goods sold and occupancy as a percentage of sales by 60 basis points.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 59.7% from 86.4% during the same period one year ago. This decrease is due to a higher mix of higher margin content sales, lower occupancy costs and improved device margins.

The current year includes a benefit from the adjustment of lease accounting items to reflect the impact of the Palo Alto relocations. This benefit, net of closing related costs, of $5.5 million was primarily driven by the reversal of previously deferred rent liabilities upon exiting the facility. In addition, cost of goods sold and occupancy included the recognition of a $6.9 million benefit on the settlement of previously estimated and accrued parts and components liabilities.

The prior year included a reduction in cost of sales of $29.6 million as the Company sold through devices at higher average selling prices than originally anticipated, and also was able to use parts and components, which were previously written down, to build more devices to meet higher than expected demand. The prior year also included $19.2 million of inventory charges to write down device development and other costs reflective of the Company’s revised device strategy.

Gross Margin

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	% of Sales	January 25, 2014	% of Sales	January 31, 2015	% of Sales	January 25, 2014	% of Sales
B&N Retail	$482,326	34.6%	$470,693	33.4%	$1,042,733	32.2%	$1,041,777	31.2%
B&N College	121,687	23.4%	116,523	24.0%	342,720	22.9%	334,807	23.1%
NOOK	24,024	54.3%	16,225	16.3%	85,164	57.5%	57,000	21.1%

Total Gross Margin	$628,037	32.0%	$603,441	30.2%	$1,470,617	30.1%	$1,433,584	28.3%

The Company’s consolidated gross margin increased $24.6 million, or 4.1%, to $628.0 million during the 13 weeks ended January 31, 2015 from $603.4 million during the 13 weeks ended January 25, 2014. This increase was due to the matters discussed above.

The Company’s consolidated gross margin increased $37.0 million, or 2.6%, to $1.471 billion during the 39 weeks ended January 31, 2015 from $1.434 billion during the 39 weeks ended January 25, 2014. This increase was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	% of Sales	January 25, 2014	% of Sales	January 31, 2015	% of Sales	January 25, 2014	% of Sales
B&N Retail	$283,735	20.3%	$271,079	19.2%	$752,653	23.2%	$740,827	22.2%
B&N College	93,578	18.0%	81,274	16.7%	266,536	17.8%	234,336	16.2%
NOOK	53,350	120.7%	78,016	78.6%	156,680	105.8%	218,625	80.9%

Total Selling and Administrative Expenses	$430,663	22.0%	$430,369	21.6%	$1,175,869	24.1%	$1,193,788	23.6%

Selling and administrative expenses increased $0.3 million, or 0.1%, to $430.7 million during the 13 weeks ended January 31, 2015 from $430.4 million during the 13 weeks ended January 25, 2014. Selling and administrative expenses increased as a percentage of sales to 22.0% from 21.6% as compared to the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 20.3% from 19.2% during the same period one year ago. This increase was primarily due to a pension settlement charge of 50 basis points, higher professional fees of 30 basis points (including separation-related costs) and higher advertising costs of 25 basis points.

•	B&N College selling and administrative expenses increased as a percentage of sales to 18.0% from 16.7% during the same period one year ago. This increase included continued investments in YuzuTM, B&N College’s digital education platform, of $6.5 million for the quarter, as compared to $4.4 million of expenses in the prior year quarter. Excluding YuzuTM, B&N College’s selling and administrative expenses increased as a percentage of sales by 90 basis points, due primarily to increased store payroll and operating expenses of 30 basis points primarily due to net new stores, planned infrastructure costs to support business growth of 40 basis points and 20 basis points in separation-related costs.

•	NOOK selling and administrative expenses increased as a percentage of sales to 120.7% from 78.6% during the same period one year ago primarily due to sales deleverage. On a dollar basis, expenses declined $24.7 million primarily on lower advertising costs of $9.6 million, cost rationalization efforts, including compensation and consulting costs of $9.5 million and lower variable costs commensurate with the sales decline.

Selling and administrative expenses decreased $17.9 million, or 1.5%, to $1.176 billion during the 39 weeks ended January 31, 2015 from $1.194 billion during the 39 weeks ended January 25, 2014. Selling and administrative expenses increased as a percentage of sales to 24.1% from 23.6% during the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 23.2% from 22.2% during the same period one year ago. This increase was primarily due to deleveraging against the sales decline of 30 basis points, primarily store payroll given the comparable store sales decline. The increase also included a pension settlement charge of 20 basis points, higher professional fees of 30 basis points (including separation-related costs and legal fees) and higher advertising costs of 10 basis points.

•	B&N College selling and administrative expenses increased as a percentage of sales to 17.8% from 16.2% during the same period one year ago. This increase included continued investments in YuzuTM, B&N College’s digital education platform, of $17.8 million for 39 weeks ended January 31, 2015, as compared to $12.1 million of expenses in the comparable period a year ago. Excluding YuzuTM, B&N College’s selling and administrative expenses increased as a percentage of sales by 130 basis points, due primarily to higher store payroll and operating expenses of 50 basis points, planned infrastructure costs to support business growth of 45 basis points, higher stock compensation of 20 basis points and 15 basis points in separation-related costs.

•	NOOK selling and administrative expenses increased as a percentage of sales to 105.8% from 80.9% during the same period one year ago primarily due to sales deleverage. On a dollar basis, expenses declined $61.9 million primarily on lower advertising costs of $13.2 million, cost rationalization efforts, including compensation and consulting costs of approximately $31.4 million and lower variable expenses commensurate with the sales decline.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	% of Sales	January 25, 2014	% of Sales	January 31, 2015	% of Sales	January 25, 2014	% of Sales
B&N Retail	$25,581	1.8%	$31,975	2.3%	$79,953	2.5%	$96,193	2.9%
B&N College	12,582	2.4%	11,895	2.4%	37,635	2.5%	35,271	2.4%
NOOK	9,690	21.9%	10,486	10.6%	29,997	20.2%	31,575	11.7%

Total Depreciation and Amortization	$47,853	2.4%	$54,356	2.7%	$147,585	3.0%	$163,039	3.2%

During the 13 weeks ended January 31, 2015, depreciation and amortization decreased $6.5 million, or 12.0%, to $47.9 million from $54.4 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at B&N Retail, partially offset by additional capital expenditures.

During the 39 weeks ended January 31, 2015, depreciation and amortization decreased $15.5 million, or 9.5%, to $147.6 million from $163.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at B&N Retail, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	% of Sales	January 25, 2014	% of Sales	January 31, 2015	% of Sales	January 25, 2014	% of Sales
B&N Retail	$173,010	12.4%	$167,639	11.9%	$210,127	6.5%	$204,757	6.1%
B&N College	15,527	3.0%	23,354	4.8%	38,549	2.6%	65,200	4.5%
NOOK	(39,016)	(88.2)%	(72,277)	(72.8)%	(101,513)	(68.5)%	(193,200)	(71.5)%

Total Operating Profit (Loss)	$149,521	7.6%	$118,716	5.9%	$147,163	3.0%	$76,757	1.5%

The Company’s consolidated operating income increased $30.8 million, or 25.9%, to an operating income of $149.5 million during the 13 weeks ended January 31, 2015 from an operating income of $118.7 million during the 13 weeks ended January 25, 2014. This increase was due to the matters discussed above.

The Company’s consolidated operating income increased $70.4 million, or 91.7%, to an operating income of $147.2 million during the 39 weeks ended January 31, 2015 from an operating income of $76.8 million during the 39 weeks ended January 25, 2014. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 31, 2015	January 25, 2014	% of Change	January 31, 2015	January 25, 2014	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$3,552	$7,761	54.2%	$14,774	$22,868	35.4%

Net interest expense and amortization of deferred financing fees decreased $4.2 million, or 54.2%, to $3.6 million during the 13 weeks ended January 31, 2015 from $7.8 million from the same period one year ago. This decrease was due to lower interest related to the Microsoft commercial agreement, lower average borrowings and the repayment of the Junior Seller Note in September 2014.

Net interest expense and amortization of deferred financing fees decreased $8.1 million, or 35.4%, to $14.8 million during the 39 weeks ended January 31, 2015 from $22.9 million from the same period one year ago. This decrease was due to lower interest related to the Microsoft commercial agreement, lower average borrowings and the repayment of the Junior Seller Note in September 2014.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 31, 2015	Effective Rate	January 25, 2014	Effective Rate	January 31, 2015	Effective Rate	January 25, 2014	Effective Rate
Income Taxes	$73,801	50.6%	$47,725	43.0%	$76,372	57.7%	$64,453	119.6%

The Company had an income tax provision of $73.8 million during the 13 weeks ended January 31, 2015 compared with an income tax provision of $47.7 million during the 13 weeks ended January 25, 2014. The Company’s effective tax rate was 50.6% and 43.0% for the 13 weeks ended January 31, 2015 and January 25, 2014, respectively.

The Company had an income tax provision of $76.4 million during the 39 weeks ended January 31, 2015 compared with an income tax provision of $64.5 million during the 39 weeks ended January 25, 2014. The Company’s effective tax rate was 57.7% and 119.6% for the 39 weeks ended January 31, 2015 and January 25, 2014, respectively.

The income tax provisions for the 13 and 39 weeks ended January 31, 2015 include the impact of the allocation to a joint venture partner of operating losses of approximately $63.0 million and $105.5 million, respectively, for income tax purposes. The impact of these allocations has been partly offset by the release of valuation allowances as a result of expected utilization of associated deferred tax assets since, notwithstanding that the Company is in a cumulative three-year loss position as of the end of the prior fiscal year, the Company’s year-to-date taxable income will permit the utilization of these loss and credit carryforwards. Generally, the income tax provision is principally comprised of the result of the activities of profitable jurisdictions at January 31, 2015. For certain jurisdictions, the Company maintains a valuation allowance of approximately $6.0 million against specific deferred tax assets utilizable in those jurisdictions.

Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$72,168	$63,230	$56,017	$(10,564)

As a result of the factors discussed above, the Company reported consolidated net income of $72.2 million during the 13 weeks ended January 31, 2015, compared with consolidated net income of $63.2 million during the 13 weeks ended January 25, 2014.

As a result of the factors discussed above, the Company reported consolidated net income of $56.0 million during the 39 weeks ended January 31, 2015, compared with consolidated net loss of $(10.6) million during the 39 weeks ended January 25, 2014.

Critical Accounting Policies

During the third quarter of fiscal 2015, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments (which includes bank deposits) with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 31, 2015, the Company’s cash and cash equivalents totaled approximately $326.7 million. A 25 basis point increase in interest rates would have increased the Company’s interest income by $0.1 million in the third quarter of fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest income by $0.0 million in the third quarter of fiscal 2015.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had no borrowings under its credit facility at January 31, 2015 and January 25, 2014. A 25 basis point increase in interest rates would have increased the Company’s interest expense by $0.0 million in the third quarter of fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0.0 million in the third quarter of fiscal 2015.

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

On February 4, 2015, the Company filed a motion for judgment on the pleadings directed to TPL’s U.S. Patent No. 5,809,336 (’336 patent) on the grounds that the ’336 patent is barred by the Kessler doctrine because the ITC previously found that the Company did not infringe the ’336 patent in the related ITC investigation and TPL chose not to appeal the ITC’s decision to the Federal Circuit. TPL has opposed the Company’s motion. Oral argument on the Company’s motion is scheduled on March 17, 2015.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC (Adrea) filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851, 7,299,501 and 7,620,703. B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company has also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. The Company’s motion to dismiss was taken under submission by the court on February 20, 2015, after oral argument. The parties are engaging in discovery and pursuant to the court’s scheduling order dated December 17, 2014, all dates for the case have been scheduled, including the deadline for plaintiff to file for class certification of April 24, 2015, and trial date of May 3, 2016.

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

(2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014. No appellate briefing schedule has been set. On November 18, 2014, the trial court stayed all proceedings pending appeal. On January 14, 2015, Barnes & Noble removed the action to federal court based on new United States Supreme Court authority. On February 13, 2015 plaintiff filed a motion to remand. The Company filed its Opposition on February 23, 2015. The hearing date for the motion to remand is March 23, 2015.

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

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the Court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the Court denied Plaintiff’s motion to disqualify counsel based on their prior role in the Lina matter. On January 14, 2015, the Company removed the case to federal court based on new US Supreme Court authority. On February 13, 2015, plaintiff filed a motion to remand which has not yet been fully-briefed. A hearing on the remand motion is scheduled on March 13, 2015, and a pre-trial conference is scheduled for May 28, 2015.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The parties have completed the first phase of discovery with respect to the individual claims asserted by Trimmer and one opt-in plaintiff only. The Company filed a summary judgment motion on November 25, 2013, which was denied on July 18, 2014. Trimmer filed a motion for conditional certification under the FLSA and class certification under the NYLL on November 7, 2014, which was fully briefed and submitted to the Court on December 15, 2014. The Court has not yet set a hearing date for the pending class certification motion. On February 17, 2015, the parties submitted a joint request that the pending class certification motion be stayed for thirty days so that the parties could engage in settlement discussions. The Court has not yet ruled on that joint request.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 2, 2014 – November 29, 2014	27,099	$21.82	—	$2,470,561
November 30, 2014 – January 3, 2015	17,097	$22.92	—	$2,470,561
January 4, 2015 – January 31, 2015	16,513	$22.55	—	$2,470,561

Total	60,709	$22.33	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2004 Incentive Plan, 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2004 Incentive Plan and the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of January 31, 2015.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of January 31, 2015, the Company has repurchased 34,580,019 shares at a cost of approximately $1.07 billion. The repurchased shares are held in treasury.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 6.	Exhibits

Exhibits filed with this Form 10-Q:

10.1	This First Amendment to the Commercial Agreement, dated March 7, 2015, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC.

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer
(principal financial officer)

By:	/s/ PETER M. HERPICH
Peter M. Herpich
Vice President and Corporate Controller
(principal accounting officer)

March 10, 2015

EXHIBIT INDEX

10.1	This First Amendment to the Commercial Agreement, dated March 7, 2015, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC.

15.1	Letter from Ernst & Young, LLP regarding unaudited interim financial information.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document