Form 10-K
period 2015-05-02
BARNES & NOBLE INC
filed 2015-06-26
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,039,691,891 based upon the closing market price of $21.82 per share of Common Stock on the New York Stock Exchange as of November 1, 2014.

As of May 31, 2015, 64,077,165 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 43,160 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 2, 2015 are incorporated by reference into Parts II and IV.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to Barnes & Noble that are based on the beliefs of the management of Barnes & Noble as well as assumptions made by and information currently available to the management of Barnes & Noble. When used in this communication, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” “forecasts,” “projections,” and similar expressions, as they relate to Barnes & Noble or the management of Barnes & Noble, identify forward-looking statements. Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, possible disruptions in Barnes & Noble’s computer systems, telephone systems or supply chain, possible risks associated with data privacy, information security and intellectual property, possible work stoppages or increases in labor costs, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible risks that inventory in channels of distribution may be larger than able to be sold, possible risks associated with changes in the strategic direction of the device business, including possible reduction in sales of content, accessories and other merchandise and other adverse financial impacts, possible risk that component parts will be rendered obsolete or otherwise not be able to be effectively utilized in devices to be sold, possible risk that financial and operational forecasts and projections are not achieved, possible risk that returns from consumers or channels of distribution may be greater than estimated, the risk that digital sales growth is less than expectations and the risk that it does not exceed the rate of investment spend, higher-than-anticipated store closing or relocation costs, higher interest rates, the performance of Barnes & Noble’s online, digital and other initiatives, the success of Barnes & Noble’s strategic investments, unanticipated increases in merchandise, component or occupancy costs, unanticipated adverse litigation results or effects, product and component shortages, risks associated with NOOK Digital, LLC’s (NOOK Digital) commercial agreement with Samsung Electronics America, Inc. (Samsung), the effect of the proposed separation of Barnes & Noble Education, Inc. (including with respect to the timing of the completion thereof), the potential adverse impact on Barnes & Noble’s businesses resulting from Barnes & Noble’s prior reviews of strategic alternatives, the risk that the transactions with Pearson plc (Pearson) and Samsung do not achieve the expected benefits for the parties or impose costs on Barnes & Noble in excess of what Barnes & Noble anticipates, including the risk that NOOK Digital’s applications are not commercially successful or that the expected distribution of those applications is not achieved, the risks associated with the international expansion previously undertaken, including any risks associated with a reduction of international operations following termination of the Microsoft Corporation (Microsoft) commercial agreement, the risk that NOOK Digital is not able to perform its obligations under the Pearson and Samsung commercial agreements and the consequences thereof, the risks associated with the termination of the Microsoft commercial agreement, including potential customer losses, the risk that Barnes & Noble Education, Inc. and its subsidiaries do not continue to grow, including the risk that their growth rate declines, the risk of possible delays in the launch of our higher education digital products, the risks associated with the Securities and Exchange Commission (SEC) investigation and associated risks, and other factors which may be outside of Barnes & Noble’s control, including those factors discussed in detail in Item 1A, “Risk Factors,” and in Barnes & Noble’s other filings made hereafter from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to Barnes & Noble or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Barnes & Noble undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 is a leading content, commerce and technology company providing customers easy and convenient access to trade books, textbooks, magazines, newspapers and other content across its multi-channel distribution platform. As of May 2, 2015, the Company operates 1,372 bookstores in 50 states, including 724 bookstores on college campuses, operates one of the Web’s largest eCommerce sites and develops digital reading products and operates one of the largest digital bookstores. Given the dynamic nature of the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership in selling content to drive sales across its multiple channels.

Of the 1,372 bookstores, Barnes & Noble Retail (B&N Retail) operates 648 retail bookstores, primarily under the Barnes & Noble Booksellers trade name, and includes the Company’s eCommerce site. Barnes & Noble College Booksellers, LLC (B&N College) operates 724 college bookstores at colleges and universities across the United States, of which 154 stores are co-branded with the universities’ names and Barnes & Noble name. B&N Retail also includes Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption through the web, NOOK®2 reading devices, co-branded NOOK devices and reading software for iOS, Android and Windows 8. The Company employed approximately 33,000 full and part-time employees as of May 2, 2015. Including seasonal and temporary employees, the Company employed approximately 41,000 employees as of May 2, 2015.

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
[2]

Any reference to NOOK® include the Company’s Samsung Galaxy Tab® 4 NOOK® 7.0 and 10.1 devices and NOOK GlowLightTM, and each of which includes the trademark symbol (® or ™, as applicable) even if a trademark symbol is not included.

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

Separation of B&N Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (Barnes & Noble Education or B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

This Spin-Off is expected to be executed by means of a pro-rata distribution of B&N Education’s common stock to Barnes & Noble’s existing shareholders and is expected to be a non-taxable event for Barnes & Noble and its shareholders.

The distribution of B&N Education’s common stock to Barnes & Noble shareholders is conditioned on, among other things, final approval of the Spin-Off plan by the Barnes & Noble Board of Directors; the receipt of opinions from external legal counsel and KPMG LLP to Barnes & Noble, confirming the tax-free status of the Spin-Off for U.S. federal income tax purposes; and the United States Securities and Exchange Commission (SEC) declaring effective the Registration Statement, which was filed on a Registration Statement on Form S-1 with the SEC on February 26, 2015, which has been amended on April 29, 2015 and June 4, 2015.

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

On May 1, 2015, B&N Education distributed to Barnes & Noble all of the membership interests in B&N Education’s NOOK digital business. As a result, B&N Education ceased to own any interest in the NOOK digital business, which will remain a wholly owned subsidiary of Barnes & Noble.

The Company expects that the completion of the potential separation of the Company’s businesses could occur by the end of August 2015, although there can be no assurances regarding the timing of such potential separation or that such separation will be completed.

In connection with the closing of the acquisition of B&N College, the Company issued the sellers (i) a senior subordinated note in the principal amount of $100.0 million, with interest of 8% per annum payable on the unpaid principal amount, which was paid on December 15, 2010 in accordance with its scheduled date, and (ii) a junior subordinated note (the Junior Seller Note) in the principal amount of $150.0 million, payable in full on the fifth anniversary of the closing of the acquisition, with interest of 10% per annum payable on the unpaid principal amount. Pursuant to a settlement agreed to on June 13, 2012, the sellers waived their right to receive $22.8 million in principal amount (and interest on such principal amount) of the Junior Seller Note. The net short-term payable of $127.3 million was paid in September 2014, in accordance with its terms.

Samsung Commercial Agreement

On June 4, 2014, NOOK Digital, LLC (NOOK Digital) (formerly barnesandnoble.com llc), a wholly owned subsidiary of B&N Education as of such date and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

Pursuant to the Agreement, NOOK Digital, after good faith consultations with Samsung and subject to Samsung’s agreement, selected Samsung tablet devices under development to be customized and co-branded by NOOK Digital. Such devices are produced by Samsung. The co-branded NOOK® tablet devices are sold by NOOK Digital through Barnes & Noble retail stores, www.barnesandnoble.com, www.nook.com and other Barnes & Noble and NOOK Media websites. NOOK Digital and Samsung agreed to develop co-branded Samsung Galaxy Tab® 4 NOOK® tablets as the initial co-branded devices pursuant to the Agreement.

Under the Agreement, NOOK Digital committed to purchase a minimum of 1,000,000 NOOK-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015.

NOOK Digital and Samsung have agreed to coordinate customer service for the co-branded NOOK® devices and have both agreed to a license of intellectual property to promote and market the devices. Additionally, Samsung has agreed to fund a marketing fund for the co-branded NOOK® devices at the initial launch and for the duration of the Agreement.

The Agreement has a two-year term, with certain termination rights, including termination (i) by NOOK Digital for a Samsung material default; (ii) by Samsung for a NOOK Digital material default; (iii) by NOOK Digital if Samsung fails to meet its shipping and delivery obligations in any material respect on a timely basis; and (iv) by either party upon insolvency or bankruptcy of the other party.

The companies introduced the Samsung Galaxy Tab® 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The co-branded device combines the popular

Samsung Galaxy Tab® 4 hardware with customized NOOK® software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million eBooks, digital magazines and newspapers.

Series J Preferred Shares

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

On June 5, 2015, the Company entered into conversion agreements with five existing beneficial owners (Series J Holders) of its Preferred Stock, pursuant to which each of the Series J Holders has agreed to convert (Conversion) shares of Preferred Stock it beneficially owns into shares of the Company’s common stock, par value $.001 per share (Company Common Stock), and will in addition receive a cash payment from the Company in connection with the Conversion. The Series J Holders have agreed to convert an aggregate of 103,995 shares of Preferred Stock into 6,117,347 shares of Company Common Stock in the Conversion, and the Company has agreed to make an aggregate cash payment to the Series J Holders of $8.1 million plus cash in lieu of fractional shares in connection with the Conversion, in each case, subject to adjustment under certain circumstances. The Company expects to issue the shares of Company Common Stock to be issued in the Conversion on or about July 9, 2015.

The number of shares of Company Common Stock to be issued was determined based on a conversion ratio of 58.8235 shares of Company Common Stock per share of Preferred Stock converted, which is the conversion rate in the Certificate of the Designations with respect to the Preferred Stock dated as of August 18, 2011.

The Company will issue the shares of Company Common Stock in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of Preferred Stock converted in the Conversion will be retired by the Company.

The Company believes the Conversion and the associated transactions are in the best interest of the Company and its stockholders as they will reduce ongoing Preferred Stock dividend obligations and are a step toward simplifying the Company’s capital structure (and the capital structure of Barnes & Noble Education, Inc. following a separation).

The Company was incorporated in Delaware in 1986.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company’s three operating segments are: B&N Retail, B&N College and NOOK.

B&N Retail

This segment includes 648 bookstores as of May 2, 2015, primarily under the Barnes & Noble Booksellers trade name. Barnes & Noble bookstores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2015, the Company reduced the Barnes & Noble store base by approximately 271,000 square feet, bringing the total square footage to 17.1 million square feet, a net reduction of 1.6% from fiscal 2014. The Company did not open any new Barnes & Noble stores in fiscal 2015.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of May 2, 2015, Barnes & Noble had stores in 161 of the total 210 Designated Market Area markets. In 67 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 22,000 to 164,000 titles. The comprehensive title selection is diverse and reflects local interests and regional titles and authors’ works. Bestsellers typically represent between approximately 4% and 6% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at barnesandnoble.com while offering an option to have the book sent to the store or shipped directly to the customer. The website additionally allows customers to purchase over four million eBooks, newspapers and magazines. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

NOOK® Boutique/Counter. The Company is utilizing its traditional retail bookstores to promote NOOK® via NOOK counters, NOOK Boutiques™, and NOOK Digital Shops™ within the bookstores. These dedicated areas provide customers the ability to see, feel, and experiment with NOOK®, speak to knowledgeable booksellers, and receive pre- and post-sales customer support. The retail bookstores also host monthly workshops for new and experienced NOOK® users on a variety of topics. The Company offers NOOK® owners Always Free NOOK® Support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include the Samsung Galaxy Tab® 4 NOOK® 7.0 and 10.1 devices and NOOK GlowLight™. The NOOK® devices have also opened up an additional market for NOOK® related accessories such as stands, covers, lights, and other items. Through our NOOK in Education program, the retail bookstores provide support and service to schools and educators who deploy NOOK in their classrooms.

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

Music and Movies & TV Departments. Many of the Barnes & Noble stores have Music and Movies & TV departments, which offer CDs, Vinyl LPs, DVDs and Blu-ray discs. These departments range in size from approximately 300 to 8,000 square feet and typically stock over 12,000 titles. The Company’s DVD and Blu-ray selection focuses on current and classic movies, documentaries, fitness and instructional titles, British TV series and movies, and foreign films. The music selection is tailored to the tastes of the Company’s customers, centering on classical music, jazz, pop rock, and show tunes. The Company also offers a strong selection of Vinyl titles, available in all stores, along with turntables.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy. The current pricing is 30% off publishers’ suggested retail prices for hardcover bestsellers in stores every day. In addition, the Company offers special value promotions throughout the year including Buy 2, Get the 3rd Free promotions on trade paperbacks and kids’ books, special value purchase-with-purchase promotions in kids’ books and toys & games, and up to 40% off promotions on DVDs & Blu-ray. The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. Barnesandnoble.com also utilizes a competitive model that includes everyday low pricing as well as various promotional offerings designed for members and non-members alike and enables the Company to offer better value to its customers.

The Barnes & Noble Kids’ Club Program offers free rewards and special offers to participants and invites children to celebrate their birthday within the retail bookstores.

Community Business Development. The Company’s retail bookstores host a variety of national and local events which feature the many products and services it offers. Each store plans its own community-based calendar of events, including author appearances, children’s storytimes, poetry readings and book discussion groups. In addition, the Company hosts a number of national campaigns around various themes or audiences such as Get Pop-Cultured with Barnes & Noble, Summer Reading, My Favorite Teacher Essay Contest, Educator Appreciation Days and the annual Holiday Book Drive which provides books to at risk children in the communities we serve. The Company also provides fund-raising opportunities through its bookfair program for schools and local non-profit arts and literacy organizations, as well as a Holiday Gift Wrap program which allows non-profit organizations to gain exposure and raise funds while wrapping gifts inside the stores. The Company believes its community business development program encourages customer loyalty, drives sales and traffic into its stores and provides positive publicity and media coverage.

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 22,000 to 164,000 unique titles, of which approximately 28,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers.

Product Master, the Company’s proprietary inventory management database, has approximately 16.0 million titles. It includes approximately 6.6 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, Product Master allows the Company to achieve high in-stock positions and productivity at the store level through efficiencies in receiving, cashiering and returns processing. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at barnesandnoble.com while offering an option to have the book sent to the store or shipped directly to the customer.

The Company has a multi-channel eCommerce marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this eCommerce program is the Company’s website, barnesandnoble.com. In this way, the website serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at barnesandnoble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK® customers can access free Wi-Fi connectivity, enjoy the Read In Store™ feature to browse many complete eBooks for free, and the More In Store™ program, which offers free, exclusive content and special promotions. The Company is scheduled to launch its new eCommerce website in June 2015. The new website is expected to have better search capabilities, improved user experience and yield cost savings to the Company. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores.

Another example of a multi-channel initiative is the Barnes & Noble MasterCard®, a co-brand credit card issued by Barclays Bank Delaware. Holders of the Barnes & Noble MasterCard® receive an additional 5% rebate for all purchases made in Barnes & Noble stores or at barnesandnoble.com. In addition, points are accumulated for purchases made elsewhere, and are redeemed for Barnes & Noble gift cards, which can be used for purchases in either channel. The Company believes that its website complements its bookstores in many ways. It not only serves as a marketing tool, it offers convenient shopping alternatives for its customers.

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

The B&N Retail segment includes 648 bookstores as of May 2, 2015, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state and the District of Columbia as of May 2, 2015 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Missouri	12
Alaska	2	Montana	4
Arizona	15	Nebraska	4
Arkansas	5	Nevada	4
California	72	New Hampshire	4
Colorado	16	New Jersey	24
Connecticut	12	New Mexico	3
Delaware	2	New York	41
District of Columbia	1	North Carolina	21
Florida	41	North Dakota	3
Georgia	19	Ohio	18
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	7
Illinois	28	Pennsylvania	26
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	51
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	17	Virginia	24
Michigan	20	Washington	18
Minnesota	17	West Virginia	1
Mississippi	3	Wisconsin	11
		Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games and history & current affairs, as well as a large children’s line. Sterling, with a solid backlist and robust value publishing program, has a title base of approximately 16,000 eBooks and print books. In addition, Sterling also distributes approximately 800 titles on behalf of client publishers.

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

Each Barnes & Noble store generally employs a store manager, two assistant store managers, two merchandise managers, a café manager, a receiving manager and approximately 30 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill new positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

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

Purchasing

Barnes & Noble’s buyers negotiate costs on select items, marketing funds, promotional discounts and cooperative advertising allowances with publishers and other suppliers for barnesandnoble.com and all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has buyers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company’s B&N Retail segment purchases physical books on a regular basis from over 600 publishers and over 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 65% of the B&N Retail’s book purchases during fiscal 2015, and no single supplier accounted for more than 30% of B&N Retail’s book purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

Distribution

The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and building and maintaining efficient distribution centers. This investment has enabled the Company to source a majority of its inventory through its own distribution centers, resulting in direct buying from vendors rather than wholesalers. Using the Company’s own distribution centers rather than wholesalers, lowers distribution costs per unit, increases inventory turns, and improves product margins. The Company’s distribution centers’ 3-prong strategy: (1) Accelerating

‘speed to market’, (2) improving order quality (on-time, complete and damage free) and (3) reducing costs has improved just-in-time deliveries to stores as well as deliveries to the Company’s customers on orders placed via the Barnes & Noble website and through the Company’s in-store order network.

As of May 2, 2015, the Company has approximately 1,884,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States. The Company also had approximately 139,000 square feet of distribution center capacity for facilitating sales by Sterling Publishing to third-parties. Subsequent to May 2, 2015, the Company has closed its Sterling Publishing distribution center and is utilizing a third-party distribution partner for Sterling product.

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

The Company believes that it has built a leading interactive eCommerce platform that is scheduled to launch in June 2015, and plans to continue to invest in technologies that will enable it to offer its customers the more convenient and user-friendly online shopping experience. B&N Retail has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of service to its customers. The overall mix of technologies and applications allows the Company to support a distributed, scalable and secure eCommerce environment.

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of May 2, 2015, the B&N Retail segment had approximately 28,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions, with the exception of 34 employees, and the Company believes that its relationship with its employees is generally excellent.

B&N College

As of May 2, 2015, B&N College operated 724 stores nationwide, of which 154 stores are co-branded with the universities’ names and Barnes & Noble name. These stores are operated under 453 contracts, which can cover multiple stores and include over 5 million students and faculty and alumni. B&N College generally operates its stores pursuant to multi-year management service agreements under which a school designates B&N College to operate the official school bookstore on campus. In turn, B&N College provides the school with regular payments that represent a percentage of store sales and, in some cases, include a minimum fixed guarantee.

B&N College is poised for continued growth with approximately 52% of college and university affiliated bookstores in the United States being operated by their respective educational institutions. B&N College believes it will grow by increasing market share through new account acquisition and create new opportunities through strategic planning and outreach with its existing accounts to exploit opportunities and grow market share on the campuses it serves.

B&N College’s primary business strategies for growth are as follows:

Increase Sales at Existing Bookstores: B&N College intends to increase sales at its existing bookstores through new product offerings, enhanced marketing efforts using mobile and other technologies, increased local social and promotional offerings and expanded sales channels to both new customers and alumni. B&N College expects sales growth at its existing bookstores will be a driver for growth in its business.

Increase Market Share with New Accounts: Historically, new store openings have been an important driver of growth in B&N College’s business. For example, B&N College increased the number of its stores from 647 at the beginning of Fiscal 2013 to 724 as of May 2, 2015. Moreover, B&N College operates bookstores representing only 18% of all college and university affiliated bookstores in the United States. As more and more universities decide to outsource the management of their bookstores, B&N College intends to aggressively pursue these opportunities and bid on these contracts. Based on the continuing trend towards outsourcing in the campus bookstore market, B&N College expects awards of new accounts resulting in new store openings will continue to be an important driver of future growth in its business. B&N College is in a unique position to offer academic superstores to colleges and universities.

Grow digital sales by accelerating marketing, product development efforts and the acquisition of content to support the Yuzu ™ digital education product: Yuzu ™, B&N College’s digital education platform, offers not only electronic reading and note-taking functionality but also engaging supplemental content that the Company provides in conjunction with strategic publisher partners. Accelerating the product development and content acquisition efforts for Yuzu ™ will enable B&N College to access the growing educational technology market on a national level by leveraging its existing campus relationships with faculty and students. The Company believes that as textbooks continue to convert to digital and students and faculty demand increased functionality and content from their online platforms, the digital solutions B&N College offers through Yuzu ™ will help grow digital sales both on a school-by-school basis in the institutions the Company serves and on a national basis.

Expand opportunities through acquisitions and strategic partnerships: B&N College believes that acquisitions and strategic partnerships will be a pillar of its growth strategy in the future. B&N College intends to pursue strategic relationships with companies that enhance its educational services or distribution platform or that create compelling content offerings. B&N College may expand its current suite of digital content offerings and platform through acquisitions, internal or third-party software development and strategic partnerships. Expansion into new educational verticals and markets, such as K-12, vocational and international markets, will be opportunistically evaluated.

B&N College’s operating philosophy is to cement the campus bookstore as the student’s first choice for course materials and merchandise and deliver a dynamic and relevant retail social hub for students, faculty and the entire campus community that is a significant financial asset for its campus partners.

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

B&N College’s overall marketing strategies are designed to build relationships with students from their acceptance letter throughout graduation and their alumni years, creating customers for life. As B&N College’s students live in the digital world, it uses digital marketing channels, email and various social media platforms, leveraging these channels to connect, engage and promote its bookstore offerings and promotions to drive traffic and sales. Students have overwhelmingly responded positively to these efforts with approximately 7 million actively engaged in B&N College’s digital community, open and click through rates that exceed retail industry benchmarks. B&N College’s digital marketing strategies, both through email and social media, are fully customized to the individual school brand and focused on customer acquisition, engagement and driving traffic and sales, both in store and online, including 609 custom and local Facebook pages as well as a student written blog, The College Juice. These campaigns support the lifecycle of students from freshman through Alumni, and drive awareness and loyalty for back to school, holiday, graduation, homecoming, game day and monthly general merchandise promotions.

B&N College’s marketing team (BNCM) builds and maintains partnerships with companies such as Adobe, Zipcar, Verizon and Sony Playstation. The BNCM team is a leading full-service youth marketing agency that works in partnership with its network of 724 college bookstores and eCommerce sites to deliver a robust portfolio of marketing capabilities for brands looking to connect with the college consumer. It supports B&N College’s mission to be a social hub and destination on campus with offerings and events geared toward the student audience.

B&N College also leverages its advanced eCommerce platform to simplify the purchasing experience for its customers and drive textbook sales. B&N College’s Registration Integration™ service enables students to reserve and order textbooks online at the time they enroll in a course. Approximately 67% of B&N College’s stores actively utilize Registration Integration™.

Store Locations

Traditional Bookstores. As of May 2, 2015, B&N College operated 688 bookstores in its traditional format, including state universities, private universities and community colleges. Select campuses include Kentucky Community and Technical College System, Penn State University, Texas A&M University, Washington State University, and California State University – Los Angeles. The typical B&N College bookstore is located on campus in a location convenient to students and faculty.

Academic Superstores. As of May 2, 2015, B&N College operated 36 B&N College academic superstores at select major campuses, such as the University of Pennsylvania, Yale University, the College of William and Mary, Boston University, DePaul University, Vanderbilt University, and Georgia Institute of Technology. B&N College academic superstores offer universities an exciting establishment on their campuses and further enables B&N College to differentiate itself. B&N College academic superstores, include a café and carry a large selection of course-required textbooks, supplies, emblematic clothing and gifts, and trade and reference books. B&N College academic superstores are positioned in locations that attract customers from the neighborhood community as well as students and faculty from the university. They are open extended hours and have ongoing events such as author signings. These stores differ from traditional-format B&N College stores since the majority have a customer base that includes the general public and sales which are less dependent on course-required materials.

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

The number of B&N College stores located in each state and the District of Columbia as of May 2, 2015, is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	18	Missouri	8
Arizona	10	Nevada	2
Arkansas	7	New Hampshire	4
California	42	New Jersey	19
Colorado	2	New Mexico	6
Connecticut	5	New York	65
Delaware	2	North Carolina	25
District of Columbia	4	North Dakota	1
Florida	44	Ohio	31
Georgia	13	Oklahoma	5
Hawaii	3	Oregon	4
Illinois	20	Pennsylvania	63
Indiana	14	Rhode Island	2
Iowa	7	South Carolina	18
Kansas	2	South Dakota	2
Kentucky	31	Tennessee	11
Louisiana	13	Texas	67
Maryland	19	Virginia	20
Massachusetts	29	Washington	17
Michigan	36	West Virginia	11
Minnesota	7	Wisconsin	6
Mississippi	9

Operations

B&N College has seasoned management teams for its college bookstores, including those for marketing to prospective new accounts, merchandising and store operations. Field management includes territory vice presidents and regional managers supervising multiple store locations.

Each B&N College store generally employs a store manager and assistant store manager, a textbook manager and a range of full- and part-time booksellers, with the larger stores staffed with up to 70 employees. The large employee base provides the Company with experienced booksellers to fill positions in new B&N College stores. B&N College maintains a dynamic industry leading management development program, Leadership Edge, which delivers multi platform training to support continuous growth and development of all positions in its Field Leadership and Store Teams. In addition, over 220 student employees were selected to participate in The Bestseller Management Program, which generates a steady stream of knowledgeable retail professionals who are critical to support B&N College growth strategies. B&N College anticipates that a significant percentage of the talent required to manage its new stores will continue to come from within its existing operations.

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

Textbooks continue to be a core mainstay of the B&N College business. B&N College currently serves the needs of 1 in 4 students enrolled in U.S. higher education institutions through cost-saving, flexible and innovative programs including:

•

Textbook rentals: B&N College is the industry leader in textbook rentals and uses its sophisticated inventory management platforms to manage pricing and inventory across its 724 locations, driving substantial growth over the past three years. The majority of all titles students require were available for rent during the past academic year. These include custom course packs and adaptive learning materials, along with traditional textbook options. During fiscal 2015, B&N College began offering a convenient buyout option to allow the purchase of a rented book at the end of the semester.

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

Competition

Approximately 52% of college bookstores in the United States are operated by the educational institutions themselves. Follett Corporation, a contract operator of campus bookstores, Nebraska Book Company, a contract operator of on-campus and off-campus bookstores, Amazon.com, and Chegg.com, an online textbook rental company, compete directly with B&N College. In addition, publishers are increasing efforts to sell directly to students and technology companies like Apple, Google and Amazon.com are increasing their digital offerings to students. B&N College offers customers a full suite of textbook options—new, used, digital and rental.

Seasonality

The B&N College business is highly seasonal, with the major portion of sales and operating profit realized during the second and third fiscal quarters, when college students generally purchase and rent textbooks for the upcoming semesters. Revenues from textbook rentals, which primarily occur at the beginning of the semester, are recognized over the rental period.

Employees

As of May 2, 2015, B&N College had approximately 5,300 full- and part-time employees. B&N College’s employees are not represented by unions, with the exception of 30 employees, and the Company believes that its relationship with its employees is generally excellent.

NOOK

This segment includes the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories through B&N Retail and B&N College. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership on June 4, 2014, to develop co-branded Samsung Galaxy Tab 4 NOOK tablets that feature the award-winning Barnes & Noble digital reading experience. The co-branded devices will combine popular Samsung Galaxy Tab 4 hardware with customized NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million books, leading magazines and newspapers. The companies introduced the Samsung Galaxy Tab 4 NOOK in a 7-inch version in the U.S. in August 2014 and the 10-inch version in October 2014. The Company also intends to continue to offer the best black-and-white eReaders on the market, backed by quality customer service and technology support for those devices. The Company will continue to sell its existing device inventory as it segues into new products. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships. The Company intends to continue to provide the resources necessary for quality customer service and support sales of new devices and those in use by NOOK’s existing customer base.

On June 5, 2014, the Company entered into an Assignment of Lease for its 208,000 square foot Palo Alto, California campus. Employees were relocated to new state-of-the art facilities totaling 88,000 square feet. NOOK employees were moved to a new facility in Santa Clara, California, while Barnes & Noble College’s digital education employees were relocated to a facility in Mountain View, California.

The relocations occurred during the first quarter of fiscal 2015. This action resulted in a net reduction of annual occupancy expenses of approximately $9.6 million, reducing the Company’s future lease commitments by approximately $102.1 million.

Barnes & Noble’s NOOK digital bookstore and Reading Apps™ provide customers the ability to purchase and read their digital content and access to their Lifetime Library on a wide range of digital platforms, including Windows 8 PCs and tablets, iPad™, iPhone® , Android™ smartphones and tablets, PC and Mac®. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers can access their NOOK content from almost all of today’s most popular devices. The NOOK digital bookstore offers one of the most comprehensive catalogs of books and magazines, numbering over four million titles.

NOOK currently sells a number of different devices to satisfy customers’ digital needs, including the Samsung Galaxy Tab® 4 NOOK® 7.0 and 10.1 devices and NOOK GlowLight™. These devices provide customers access to the millions of books and magazines in the NOOK Store, and, through Google Play, more than 700,000 Android apps and games, millions of songs, thousands of movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK GlowLight™ provides customers a simple, easy to use, intuitive eReader on an E Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. Always Free NOOK Support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable bookseller to receive pre- and post- customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices, Read In Store™ access, which allows owners to read NOOK Books™ for free, and the More In Store™ program, which offers free, exclusive content and special promotions. NOOK® devices also allow for digital lending of a wide selection of books through its LendMe® technology.

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

Employees

As of May 2, 2015, NOOK had approximately 345 full- and part-time employees. NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, Barnsie®, Espari ®, NOOK®, NOOK Color®, NOOK Tablet®, Reader’s Tablet™, NOOK Simple Touch®, Glowlight ®, NOOK GlowLight™, NOOK® HD, NOOK® HD+, The Simple Touch Reader®, NOOK Press®, NOOK Books®, NOOK Book Enhanced®, NOOK Developer®, The NOOK Book Store®, NOOK Newsstand®, NOOK Newspaper®, NOOK Kids®, Read In Store®, More In Store®, NOOK Friends®, LendMe®, NOOK Boutique®, NOOK Books en español™, NOOK Study®, ArticleView®, Daily Shelf®, Read To Me®, Punctuate!®, Yuzu™, FacultyEnlight®, Sparknotes®, Borders®, Borders Books & Music®, some of which are registered or pending with the United States Patent and Trademark Office.

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

The Retail business’s and the Digital business’s sales are primarily dependent upon discretionary consumer spending, which is affected by the overall economic environment, consumer confidence and other factors beyond its control. In addition, the Retail and Digital business’s sales are dependent in part on the strength of new release products which are controlled by publishers and other suppliers.

The College business’s sales are also affected by the overall economic environment. A deterioration of the current economic environment could have a material adverse effect on the financial condition and operating results of the College business, as well as the ability of the College business to fund its growth and strategic business initiatives. The College business is affected by funding levels at colleges and universities and by changes in enrollments at colleges and universities, changes in student enrollments and lower spending on textbooks and general merchandise. The growth of the College business depends on its ability to attract new students and to increase the level of engagement by existing students. To the extent the College business is unable to attract new students or students spend less generally, the College business could be adversely affected.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s primary business is its operation of the Retail business’s stores across the United States, and it derived a majority of its sales from the Retail business’s stores in its most recent fiscal year. Management generally believes that the Retail business’s stores are located in attractive geographic markets, and generally does not have a strategy to open retail stores in new geographic markets or to expand the total number of retail stores, and expects to close more retail stores than it opens. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

The complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

The complexity of the Company’s businesses could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions. The Company operates three different businesses: the College business, the Retail business, and the Digital business. NOOK Media LLC (NOOK Media) also has obligations under its commercial agreement with Pearson plc (Pearson). There can be no assurance that the Company will be able to manage the complexity of its businesses effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as it employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage the required personnel, which may limit its growth. If any of these were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm its business.

The Company faces the risk of disruption of supplier relationships and/or supply chain and/or inventory surplus.

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2015, the Retail business’s five largest suppliers accounted for approximately 65 percent of the dollar value of merchandise purchased. During fiscal 2015, the College business’s five largest suppliers accounted for approximately 50 percent of its merchandise purchased. While the Company believes that its relationships with its suppliers are strong, suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

Furthermore, the Retail business and the College business are each dependent on the continued supply of trade books, in the case of the Retail business, and textbooks, in the case of the College business. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers, including, payment terms, return policies, the discount or margin on products or changes to the distribution model of textbooks could adversely affect its financial condition and liquidity. The Company has arrangements with third-party manufacturers. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments may be made far in advance of finished product delivery.

In addition, on June 4, 2014, NOOK Digital, LLC entered into a commercial agreement with Samsung Electronics America, Inc. under which NOOK Digital has agreed to a minimum purchase commitment of 1,000,000 NOOK-Samsung co-branded devices during the first twelve months after the launch of the initial co-branded devices, which occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015. Sales shortfalls (including with respect to the co-branded NOOK devices) or incorrect forecasts or estimates by the Company may result in higher than anticipated levels of unfinished goods or finished goods inventories, which may impact the Company’s results of operations and liquidity.

The Company’s businesses rely on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of certain key personnel of the Company. The loss of the services of any of these key personnel could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers or other employees.

The Company’s businesses could be adversely impacted if it is unsuccessful in making and integrating acquisitions it has made or may decide to pursue.

To enhance the Company’s efforts to grow and compete, from time to time it has engaged in acquisitions and entered into joint ventures, and it may engage in acquisitions or enter into joint ventures in the future. Any future acquisitions are subject to the Company’s ability to identify attractive opportunities and to negotiate favorable terms for them. Accordingly, the Company cannot make assurances that future acquisitions will be completed, or that if completed, they will be successful. These transactions may create risks such as: (1) disruption of the Company’s ongoing business, including loss of management focus on existing businesses; (2) the dilution of the equity interest of the Company’s stockholders; (3) problems retaining key personnel; (4) increased debt to finance any transaction and additional operating losses, debt and expenses of the businesses the Company acquires; (5) the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (6) the difficulty of implementing at acquired companies the controls, procedures and policies appropriate for a larger public company; and (7) potential unknown liabilities associated with an acquired company. In addition, valuations supporting the Company’s acquisitions could change rapidly given the current global economic climate. The Company could determine that such valuations have experienced impairments or other-than-temporary declines in fair value, which could adversely impact its financial condition.

The Company’s businesses are seasonal.

The Company’s businesses are seasonal.

For the Company’s businesses other than the College business, sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. For fiscal 2015, 34% of sales and 79% of operating income of the Retail business were generated in its third fiscal quarter. Operating results in the Company’s businesses other than the College business depend significantly upon the holiday selling season in the third fiscal quarter.

The College business is also seasonal, with sales generally highest in the second and third fiscal quarters, when college students generally purchase textbooks for the upcoming semesters, and lowest in the first and fourth fiscal quarters.

Less than satisfactory net sales during our peak fiscal quarter could have a material adverse effect on the Company’s financial condition or operating results for the year, and the Company’s results of operations from those quarters may not be sufficient to cover any losses which may be incurred in the other fiscal quarters of the year.

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

Other parties also may claim that the Company infringes their proprietary rights. Because of the changes in Internet commerce, the electronic reader and digital content business, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe existing patents or intellectual property rights of others. Because the Company’s products include complex technology, much of which is acquired from suppliers through the purchase of components or licensing of software, the Company and its suppliers and customers are and have been involved in or have been impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. The Company has been and is currently subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company prohibiting the Company from marketing or selling certain products or the payment of damages. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company, or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property it does not own in providing services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose primary business appears to be to assert such claims. If any infringement or other intellectual property claim made against the Company by any third-party is successful, if the Company is required to indemnify a customer with respect to a claim against the customer, or if the Company is unable to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, the Company’s business, operating results, and financial condition could be materially and adversely affected.

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

The Company’s business involves the receipt, storage, processing and transmission of personal information about customers and employees. Personal information about customers is obtained in connection with the Company’s membership programs, eCommerce operations, digital media businesses as well as through retail transactions in stores operated by the Company. The Company’s online operations and the Digital business depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. Also, in connection with the College business’s student financial aid platform and the processing of university debit cards, we secure and have access to certain student personal information that has been provided to us by the universities we serve.

The Company’s handling and use of personal information is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes and may be difficult to achieve. If the Company fails to comply with these laws, regulations and standards, it could be subjected to legal risk. Also, hardware, software or applications developed or procured internally or from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, even if the Company fully complies with all laws, regulations, and standards and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach, and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the Company’s security measures could misappropriate the Company or its users’ proprietary information and cause interruption in its operations. Any compromise of the Company’s data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, negative publicity, equipment acquisitions or disposal and added personnel, and a loss of confidence in its security measures, which could harm the business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.

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

Leonard Riggio, the Company’s Founder and Chairman, and Stephen Riggio, are brothers and together are currently the beneficial owners of an aggregate of approximately 19.9% of the Company’s outstanding capital stock as of May 2, 2015, a majority of which is beneficially owned solely by Leonard Riggio.

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

The Company’s announced authorization of the separation of Barnes & Noble Education, Inc. from Barnes & Noble into two separate public companies.

On February 26, 2015 the Company announced plans for the legal and structural separation of Barnes & Noble Education from the Company into an independent public company (the Spin-Off). The Company’s Board of Directors has authorized management of the Company to take steps to separate Barnes & Noble Education from Barnes & Noble into two separate public companies. However, there can be no assurance regarding the ultimate timing of any separation, the form or terms of any separation or that any separation will in fact, be completed. Any separation of Barnes & Noble Education and Barnes & Noble into two separate public companies will be subject to customary regulatory approvals, securing any necessary financing, final approval of the Barnes & Noble Board of Directors and other customary matters and is dependent on numerous factors that include the macroeconomic environment, credit markets and equity markets.

There is also the potential that a separation may result in various adverse impacts on the Company and its businesses including, without limitation, the risk that any separation by the Company of its interests in Barnes & Noble Education cannot be implemented, the risk that the separation does not achieve the expected benefits for the parties, the risk that the separation of Barnes & Noble Education has an adverse impact on the Company’s retail business, the risk of potential adverse tax consequences for the Company and its shareholders, the risk that Barnes & Noble Education is not able to perform its obligations under its commercial agreements with Pearson, and the consequences thereof, the costs and disruptions arising out of any such separation, risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts. Moreover, the form or nature of the Spin-Off may have an adverse impact on the operations of the Company’s retail businesses and its stock price.

The Spin-Off of Barnes & Noble Education could result in significant tax liability to the Company and its stockholders.

The Spin-Off is conditioned on the Company’s receipt of written opinions of Cravath, Swaine & Moore LLP and KPMG LLP to the effect that the Spin-Off will qualify for non-recognition of gain and loss to the Company and its stockholders. These opinions do not address any U.S. state or local or foreign tax consequences of the Spin-Off. The opinion assumes that the Spin-Off will be completed according to the terms of the Separation Agreement and rely on the facts as stated in the Separation Agreement, the Tax Matters Agreement, the other ancillary agreements, the Barnes & Noble Education Prospectus and a number of other documents. In addition, the opinion is based on certain representations as to factual matters from, and certain covenants by, the Company and Barnes & Noble Education. The opinions cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect. The opinions are not binding on the Internal Revenue Service (IRS) or the courts, and we cannot assure you that the IRS or a court will not take a contrary position. If the Spin-Off were determined not to qualify for non-recognition of gain and loss, U.S. Holders could be subject to tax. In this case, each U.S. Holder who receives the Barnes & Noble Education Common Stock in the Spin-Off would generally be treated as receiving a distribution in an amount equal to the fair market value of Barnes & Noble Education Common Stock received, which would generally result in (i) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of the Company’s current and accumulated earnings and profits; (ii) a reduction in the U.S. Holder’s basis (but not below zero) in the Company’s common stock to the extent the amount received exceeds the stockholder’s share of the Company’s earnings and profits; and (iii) a taxable gain from the exchange of the Company’s common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of the Company’s earnings and profits and the U.S. Holder’s basis in its common stock.

If the Spin-Off were determined not to qualify for non-recognition of gain and loss, then the Company would recognize gain in an amount up to the fair market value of the Barnes & Noble Education stock held by the Company immediately before the Spin-Off.

The Company’s classified Board of Directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third-party to acquire control of the Company. This could have a negative effect on the price of the Company’s common stock.

The Company has a classified Board of Directors and other anti-takeover defenses in its certificate of incorporation and by-laws. These defenses could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These deterrents could adversely affect the price of the Company’s common stock and make it difficult to remove or replace members of the Board of Directors or management of the Company. The Company’s previous shareholder rights plan expired on November 17, 2012 and was not replaced. The Board may, subject to its fiduciary duties under applicable law, choose to implement a shareholder rights plan in the future.

The Company’s business is subject to the risks of international operations.

The Company, which has historically limited its operations to the United States, has begun to conduct operations internationally, including in China. There is no assurance that any investment by the Company to expand its operations internationally will be successful.

In particular, the Company may continue to pursue plans to sell the NOOK® device internationally. However, the terms of any agreements that are reached with international partners may not be advantageous to the Company. The NOOK® device may require technological changes to comply with applicable foreign laws. It also may not be accepted in a particular marketplace where other companies may have already entered with products that have achieved some customer acceptance.

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

The book business is highly competitive in every channel in which the Company operates. The Retail business’s stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of the Retail business’s competitors engaging in significant discounting and other promotional activities. NOOK® competes primarily with other tablets and eBook readers on functionality, consumer appeal, availability of digital content and price. The Retail business competes with large bookstores including Books-A-Million and smaller format bookstores. The Retail business also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. The Retail business’s stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments.

The Company faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in the Retail business’s stores. Some of the Company’s competitors may have greater financial and other resources and different business strategies than the Company does. The music and DVD businesses are also highly competitive, and the Company faces competition from mass merchants, discounters, the Internet and digital distribution. The Company faces competition from the expanding market for digital content and hardware, including without limitation digital books or “eBooks” and eBook readers. New and enhanced technologies, including new digital technologies and new web services technologies, may increase the Company’s competition. Competition may also intensify as the Company’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce the Company’s sales and profits.

The Company faces additional operating risks through the operation of the Digital business.

The Company faces risks related to the operation of the Digital business. The Digital business’s content sales decreased during fiscal 2015 and may continue to decline in the future, which could affect the Company’s results of operations and liquidity. Also, the sales of digital devices and accessories declined during fiscal 2015, and there is no guarantee that the possible introduction of future NOOK® digital devices (including NOOK® co-branded devices under the commercial agreement with Samsung) will increase future sales of digital devices or content or the earnings of the Digital business. The previously announced efforts to rationalize the costs associated with the Digital business also may not be successful, which may adversely impact the Company’s results of operations. The Digital business faces certain risks associated with its business, including protection of digital rights and uncertainties relating to the regulation of digital content.

If the Retail business is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of the Retail business’s stores are located in leased premises. The Retail business’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Retail business has 337 leases up for renewal by April 30, 2018. If the cost of leasing existing retail stores increases, the Retail business may not be able to maintain its existing store locations as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. The Retail business’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

The Company is dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements, indebtedness and Digital business. The Company believes that the combination of its cash-on-hand, cash flow received from operations, funds available under the Company’s revolving senior credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy the Company’s requirements, the Company may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

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

In addition, the College business has significantly increased its textbook rental business, offering students a lower cost alternative to purchasing textbooks, which is also subject to certain inventory risks such as textbooks not being resold or re-rented due to delayed returns or poor condition, or faculty members not continuing to adopt or use certain textbooks. Sales of physical textbooks by the College business may also be adversely impacted by increased usage of digital content and eBooks, including textbooks in digital form. These challenges may negatively affect the Company’s results of operations.

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

The Company depends on component and product manufacturing provided by third-parties, many of whom are located outside of the U.S.

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

The Company, including the Digital business, may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries (DRC), which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that its products are free of such minerals. The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the DRC and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The Securities and Exchange Commission adopted the final rules related to “conflict” minerals in August 2012. These rules may limit the pool of suppliers who can provide the Company DRC Conflict Free components and parts, and the Company cannot make assurances that it will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. In addition, the Company may incur material costs in complying with the disclosure requirements and procedures, including costs related to the due diligence process of determining the source of certain minerals used in the Company’s products as well as costs of possible changes to products, processes, and suppliers as a result of implementing the procedures designed to prevent the sourcing of such “conflict” minerals. Also, because the Company’s supply chain is complex, the Company may face reputational challenges with its customers, stockholders and other stakeholders if it is unable to sufficiently verify the origins for the defined conflict metals used in its products as required by the rules on conflict minerals. The Company filed its Conflict Minerals Report for the calendar year 2014 with the SEC on June 1, 2015.

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

The College business may not be able to enter into new contracts and contracts for existing or additional college and university affiliated bookstores may not be profitable.

An important part of the College business’s business strategy is to expand sales for its college bookstore operations by being awarded additional contracts to manage bookstores for colleges and universities. The College business’s ability to obtain those additional contracts is subject to a number of factors that it is not able to control. In addition, the anticipated strategic benefits of new and additional college and university bookstores may not be realized at all or may not be realized within the time frames contemplated by management. In particular, contracts for additional managed stores may involve a number of special risks, including adverse short-term effects on operating results, diversion of management’s attention and other resources, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of its competitors and customers. Because certain terms of any contract are generally fixed for the initial term of the contract and involve judgments and estimates which may not be accurate, including for reasons outside of its control, the College business has contracts which are not profitable and may have such contracts in the future. Even if the College business has the right to terminate a contract, it may be reluctant to do so even when a contract is unprofitable due to, among other factors, the potential effect on the College business’s reputation. Any unprofitable contracts may negatively impact the Company’s operating results.

The College business may not be able to successfully retain or renew its managed bookstore contracts on profitable terms.

The College business faces significant competition in retaining existing store contracts and when renewing those contracts as they expire. The College business’s contracts are typically for five years with renewal options but can range from two to 15 years, and most contracts are cancelable by either party without penalty, typically with 120 days’ notice. The College business may not be successful in retaining its current contracts, renewing its current contracts, or renewing its current contracts on terms that provide it the opportunity to improve or maintain the profitability of managing the store. If the College business is unable to retain or renew its contracts on profitable terms, or at all, its profit margins could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. The terms of the Barnes & Noble store leases for its 647 leased stores open as of May 2, 2015 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2016	75
2017	135
2018	127
2019	134
2020	101
2021 and later	75

B&N College’s contracts are typically for five to ten years, although some extend beyond ten years. Many contracts have a 90 to 120 day cancellation right by the college or university, without penalty. In many cases, either party may cancel. The contracts for the 724 B&N College stores as of May 2, 2015 expire as follows:

Contract Terms to Expire During (12 months ending on or about April 30)	Number of Stores
2016	40
2017	24
2018	51
2019	32
2020	76
2021 and later	501

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations, one in Monroe Township, New Jersey, under a lease expiring in 2020, and the other in Reno, Nevada, under a lease expiring in 2020. The Company also leases office and warehouse space in Edison, New Jersey for Sterling Publishing under one lease expiring in 2016. Subsequent to May 2, 2015, the Company has closed its Sterling Publishing distribution center and is utilizing a third-party distribution partner for Sterling product. The Company’s B&N Retail distribution centers total 1,884,000 square feet.

The Company’s principal administrative facilities are situated in New York, New York, and are covered by one lease which covers approximately 184,000 square feet of office space and will expire in 2023. The Company also leases approximately 74,000 square feet in Basking Ridge, New Jersey for its B&N College administrative offices under a lease which expires in 2020.

The Company leases two additional locations in New York, New York for office space: approximately 40,000 square feet under a lease expiring in 2020, for eCommerce and NOOK administrative offices, and approximately 40,000 square feet under a lease expiring in 2020, for Sterling Publishing administrative offices.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2017, approximately 4,000 square feet of office space in Seattle, Washington under leases expiring in 2017, approximately 56,000 square feet of office space in Santa Clara, California under a lease expiring in 2019, approximately 19,000 square feet of office space in Palo Alto, California under leases expiring in 2015, approximately 34,000 square feet of office space in Mountain View, California under a lease expiring in 2019 and approximately 13,000 square feet internationally under leases expiring 2015 and 2017.

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

On February 4, 2015, the Company filed a motion for judgment on the pleadings directed to TPL’s U.S. Patent No. 5,809,336 (’336 patent) on the grounds that the ’336 patent is barred by the Kessler doctrine because the ITC previously found that the Company did not infringe the ’336 patent in the related ITC investigation and TPL chose not to appeal the ITC’s decision to the Federal Circuit. On May 31, 2015, the Magistrate Judge issued a report and recommendation denying the Company’s motion. The Company had until June 15, 2015 to file objections to the report and recommendation before the District Judge.

On April 10, 2015, the Company also filed a motion for judgment on the pleadings directed to TPL’s U.S. Patent No. 5,440,749 (‘749 patent) on the grounds that the asserted claims of the ’749 patent are invalid as indefinite for reciting both an apparatus and a method of using that apparatus. TPL opposed the Company’s motion. Oral argument on the motion was held on May 19, 2015. The Magistrate Judge took the motion under submission.

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

On June 14, 2013, Adrea LLC (Adrea) filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851 (’851 patent), 7,299,501 (’501 patent) and 7,620,703 (’703 patent). B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. Following the claim construction hearing held on November 1, 2013 (as to which the Court issued a claim construction order on December 1, 2013), the Court set a further amended case management schedule, under which fact discovery was to be (and has been) substantially completed by November 20, 2013, and concluded by December 9, 2013; and expert disclosures and discovery were to be (and have been) completed by January 17, 2014. According to the amended case management schedule, summary judgment motion briefing was to have been, and has now been completed as of February 21, 2014. The final pretrial conference, originally scheduled to be held on February 28, 2014, was adjourned by the Court until April 10, 2014. On that date the summary judgment motions were orally argued to the Court, and the Court reserved decision on such motions until a later date. The parties then discussed various pretrial proceedings with the Court, and the Court set the date of October 6, 2014 for trial. Subsequently, on July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

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

To date, the Court has yet to enter judgment, as it is currently reviewing and deciding post-trial briefing with respect to certain legal issues raised by the parties, which, if decided in B&N’s favor, could overturn all or a portion of the jury’s findings on liability. Once the Court determines those issues and enters judgment, it is anticipated that the parties will file post-judgment motions, including, on B&N’s part, a motion for judgment in its favor as a matter of law, notwithstanding the jury’s verdict.

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

On June 19, 2015, the Company and CSIRO executed an agreement to settle the action without the need for further litigation. The Company and CSIRO will be filing a dismissal of the action promptly.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit

Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. On June 16, 2015 the court granted-in-part the Company’s motion to dismiss to the extent certain California unfair business practices and false advertising claims sought restitution or injunctive relief and denied-in-part the Company’s motion to dismiss as to the remaining claims. The surviving claims are for breach of contract, violation of the California Consumers Legal Remedies Act and violation of two New York consumer protection statutes. The parties are engaging in discovery and pursuant to the court’s scheduling order dated December 17, 2014, as amended on March 31, 2015 and June 12, 2015. All dates for the case have been scheduled, including the deadline for plaintiff to file for class certification of July 30, 2015, and a trial date of May 3, 2016.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014; under the current appeal briefing schedule, plaintiff’s opening brief is due July 8, 2015 and Barnes & Noble’s opposition is due August 7, 2015. On November 18, 2014, the trial court stayed all proceedings pending appeal. On January 14, 2015, Barnes & Noble removed the action to federal court based on new United States Supreme Court authority, and the district court remanded the action on April 1, 2015.

On April 13, 2015, Barnes & Noble petitioned the Ninth Circuit Court of Appeals for review of the remand decision. The Ninth Circuit denied the discretionary review and Barnes & Noble is considering a petition for an en banc review.

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

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc, Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). On September 2, 2014, the state court denied Plaintiff’s motion to disqualify counsel based on their prior role in the Lina matter. On January 14, 2015, the Company removed the case to federal court based on new US Supreme Court authority. On June 11, 2015, the federal court remanded the case to Sacramento Superior Court. There are no existing deadlines on calendar. The Company anticipates filing a petition to the Ninth Circuit Court of Appeals for review of the federal court’s remand decision.

Trimmer v. Barnes & Noble

On January 25, 2013, Steven Trimmer (Trimmer), a former Assistant Store Manager (ASM) of the Company, filed a complaint in the United States District Court for the Southern District of New York (“Court”) alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). Specifically, Trimmer alleges that he and other similarly situated ASMs were improperly classified as exempt from overtime and denied overtime wages prior to July 1, 2010, when the Company reclassified them as non-exempt. The complaint seeks to certify a collective action under the FLSA comprised of ASMs throughout the country employed from January 25, 2010 until July 1, 2010, and a class action under the NYLL comprised of ASMs employed in New York from January 25, 2007 until July 1, 2010. The Company opposed Trimmer’s motion to certify the collective action and class action. While those motions were pending, the parties engaged in settlement discussions and reached a settlement of the case on behalf of three plaintiffs (rather than a class). The settlement agreement was approved by the Court in May 2015 and the case was dismissed with prejudice.

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

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$23.56	$15.45	$23.71	$14.96
Second Quarter	24.62	17.90	18.66	12.59
Third Quarter	24.95	19.05	17.31	13.40
Fourth Quarter	26.22	21.74	22.41	13.02

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2015
Common stock, $0.001 par value	1,799

Dividends

The Company paid dividends to preferred shareholders in the amount of $16.0 million and $15.8 million in fiscal 2015 and 2014, respectively.

The Company paid no dividends to common stockholders during fiscal 2015 and 2014.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2015 – February 28, 2015	151,696	$24.20	—	$2,470,561
March 1, 2015 – April 4, 2015	109,035	$24.03	—	$2,470,561
April 5, 2015 – May 2, 2015	—	$—	—	$2,470,561

Total	260,731	$24.13	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced that its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of May 2, 2015.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of May 2, 2015, the Company has repurchased 34,840,750 shares at a cost of approximately $1.1 billion. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended May 2, 2015 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of May 2, 2015, the Company’s cash and cash equivalents totaled approximately $74.4 million. A 25 basis point increase in interest rates would have increased the Company’s interest income by $0.6 million in fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest income by $0.0 million in fiscal 2015.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had no borrowings under its credit facility at May 2, 2015 and May 3, 2014. A 25 basis point increase in interest rates would have increased the Company’s interest expense by $0.0 million in fiscal 2015. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0.0 million in fiscal 2015.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of May 2, 2015.

The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended May 2, 2015 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended May 2, 2015 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of May 2, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	455,000	16.62	4,326,902
Equity compensation plans not approved by security holders	—	—	—

Total	455,000	16.62	4,326,902

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled: “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52 week period ended May 2, 2015, 53 week period ended May 3, 2014 and the 52 week period ended April 27, 2013 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
May 2, 2015	$8,841	$1,402	$(4,165)	$6,078
May 3, 2014	$6,088	$3,337	$(584)	$8,841
April 27, 2013	$5,941	$516	$(369)	$6,088

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
May 2, 2015	$6,533	$24,484	$(26,394)	$4,623
May 3, 2014	$8,811	$38,001	$(40,279)	$6,533
April 27, 2013	$19,788	$26,495	$(37,472)	$8,811

The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (15)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (2)

3.3	Amended and Restated By-laws of the Company. (9)

3.4	Amendment to Amended and Restated By-laws of the Company. (16)

3.5	Form of Certificate of Designation, dated as of November 17, 2009. (17)

4.1	Specimen Common Stock certificate. (1)

4.2	Issuance and sale of Series J Preferred Stock of the Company to Liberty GIC, Inc. as of August 18, 2011. (28)

10.1	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (3)

10.2	The Company’s Amended and Restated 1996 Incentive Plan. (4)

10.3	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (5)

10.4	The Company’s 2004 Executive Performance Plan. (6)

10.5	The Company’s 2004 Incentive Plan. (6)

10.6	Form of Option Award Agreement of the Company. (7)

10.7	Form of Restricted Stock Award Agreement of the Company. (7)

10.8	Amendment to the Company’s 2004 Incentive Plan. (8)

10.9	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (8)

10.10	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (10)

10.11	First Amendment to the Company’s 2004 Executive Performance Plan. (11)

10.12	Second Amendment to the Company’s 2004 Incentive Plan. (11)

10.13	The Company’s Amended and Restated Deferred Compensation Plan. (11)

Exhibit No.	Description

10.14	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (11)

10.15	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (11)

10.16	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (12)

10.17	The Company’s 2009 Executive Performance Plan. (14)

10.18	The Company’s 2009 Incentive Plan. (14)

10.19	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009. (30)

10.20	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009. (30)

10.21	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009. (30)

10.22	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (16)

10.23	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (18)

10.24	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (18)

10.25	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (18)

10.26	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010. (30)

10.27	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010. (30)

10.28	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement. (30)

10.29	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (19)

10.30	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (19)

Exhibit No.	Description

10.31	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (20)

10.32	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (20)

10.33	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (21)

10.34	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (22)

10.35	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (23)

10.36	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (24)

10.37	Investment Agreement between the Company and Liberty GIC, Inc., dated August 18, 2011. (25)

10.38	Transitional Employment Agreement between the Company and Joseph J. Lombardi, dated October 21, 2011. (26)

10.39	Employment Agreement between the Company and Michael P. Huseby, dated March 9, 2012. (27)

10.40	First Amendment to the Amended and Restated Credit Agreement, dated as of April 27, 2012, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (28)

10.41	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (28)

10.42	The Company’s Amended and Restated 2009 Incentive Plan. (29)

10.43	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (32)

10.44	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (32)

10.45	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.46	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.47	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

Exhibit No.	Description

10.48	Second Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2012. (34)

10.49	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012. (35)

10.50	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013. (35)

10.51	Amended Employment Agreement between the Company and William J. Lynch, Jr., dated March 7, 2013. (36)

10.52	Letter Agreement to the Amended and Restated Credit Agreement, dated as of April 26, 2013, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (37)

10.53	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2013. (38)

10.54	Letter Agreement with respect to Amended and Restated Credit Agreement, dated as of July 25, 2013. (39)

10.55	Employment Agreement dated December 23, 2013 between Barnes & Noble, Inc. and Allen W. Lindstrom. (40)

10.56	Amended and Restated Employment Agreement, dated January 7, 2014, between Barnes & Noble, Inc. and Michael P. Huseby. (41)

10.57	Amendment No. 1 to the Commercial Agreement, dated as of October 4, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.58	Amendment No. 2 to the Commercial Agreement, dated as of March 10, 2014, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.59	Commercial Agreement, dated June 4, 2014, between Samsung Electronics America, Inc. and barnesandnoble.com llc. (43)

10.60	Assignment of lease agreement, dated June 5, 2014, between barnesandnoble.com llc and Google, Inc. (43)

10.61	Employment Agreement between the Company and Max Roberts, dated June 24, 2014. (44)

10.62	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment, dated December 4, 2014, between Microsoft Corporation and Barnes & Noble, Inc. (45)

10.63	Retirement Agreement between the Company and Mitchell S. Klipper, dated January 20, 2015. (46)

10.64	The First Amendment to the Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment with Microsoft Corporation, dated February 17, 2015, is made by and between the Securities and Exchange Commission. (47)

Exhibit No.	Description

10.65	This First Amendment to the Commercial Agreement, dated March 7, 2015, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (48)

10.66	Conversion Agreement, dated June 5, 2015, between Series J Holders of Preferred Stock and Barnes & Noble, Inc. (49)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (50)

14.1	Code of Business Conduct and Ethics. (13)

16.1	Letter re change in certifying accountant. (33)

21.1	List of Significant Subsidiaries. (50)

23.1	Consent of Ernst & Young, LLP. (50)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (50)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (50)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (50)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (50)

101.INS	XBRL Instance Document. (50)

101.SCH	XBRL Taxonomy Extension Schema Document. (50)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (50)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (50)

101.LAB	XBRL Taxonomy Label Linkbase Document. (50)

Exhibit No.	Description

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (50)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

Exhibit No.	Description

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

(21)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2011.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 21, 2011.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 12, 2012.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(29)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

(30)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 28, 2012.

(31)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(32)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(34)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012.

Exhibit No.	Description

(35)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended January 26, 2013.

(36)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2013.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 26, 2013.

(38)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 26, 2013.

(39)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 26, 2013.

(40)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 24, 2013.

(41)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2014.

(42)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 13, 2014.

(43)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2014.

(44)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 27, 2014.

(45)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2014.

(46)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 20, 2015.

(47)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2015.

(48)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 7, 2015.

(49)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2015.

(50)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Michael P. Huseby
Michael P. Huseby
Chief Executive Officer
June 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio	Chairman of the Board	June 26, 2015
Leonard Riggio

/s/ Michael P. Huseby	Chief Executive Officer	June 26, 2015
Michael P. Huseby	(principal executive officer)

/s/ Allen W. Lindstrom	Chief Financial Officer	June 26, 2015
Allen W. Lindstrom	(principal financial officer)

/s/ Peter M. Herpich	Vice President and Corporate Controller	June 26, 2015
Peter M. Herpich	(principal accounting officer)

/s/ George Campbell Jr.	Director	June 26, 2015
George Campbell Jr.

/s/ Mark D. Carleton	Director	June 26, 2015
Mark D. Carleton

/s/ Scott S. Cowen	Director	June 26, 2015
Scott S. Cowen

/s/ William Dillard II	Director	June 26, 2015
William Dillard II

/s/ David G. Golden	Director	June 26, 2015
David G. Golden

/s/ Patricia L. Higgins	Director	June 26, 2015
Patricia L. Higgins

/s/ John R. Ryan	Director	June 26, 2015
John R. Ryan

/s/ David A. Wilson	Director	June 26, 2015
David A. Wilson

	Director	June 26, 2015
Ann-Marie Campbell

	Director	June 26, 2015
Paul Guenther