Form 10-Q
period 2015-08-01
BARNES & NOBLE INC
filed 2015-09-10
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

As of August 31, 2015, 76,264,375 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 26,975 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended August 1, 2015

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	August 1, 2015	August 2, 2014
Sales	$1,217,542	1,236,447
Cost of sales and occupancy	865,157	853,755

Gross profit	352,385	382,692

Selling and administrative expenses	358,774	353,141
Depreciation and amortization	46,753	50,269

Operating loss	(53,142)	(20,718)
Interest expense, net and amortization of deferred financing fees	2,922	5,920

Loss before taxes	(56,064)	(26,638)
Income taxes	(21,190)	1,811

Net loss	$(34,874)	(28,449)

Loss per common share
Basic	$(0.68)	(0.56)
Diluted	$(0.68)	(0.56)

Weighted average common shares outstanding
Basic	65,547	59,236
Diluted	65,547	59,236

Dividends declared per common share	$0.15	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended
	August 1, 2015	August 2, 2014
Net loss	$(34,874)	(28,449)
Other comprehensive loss, net of tax:
Increase in minimum pension liability (net of deferred tax expense of $0 and $0, respectively)	—	(15,747)

Total comprehensive loss	$(34,874)	(44,196)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	August 1, 2015	August 2, 2014	May 2, 2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,194	180,243	74,360
Receivables, net	99,849	120,313	98,576
Merchandise inventories, net	1,785,058	1,683,568	1,293,164
Textbook rental inventories	9,915	8,204	55,075
Prepaid expenses and other current assets	88,118	70,952	65,331
Short-term deferred taxes	142,807	141,614	142,809

Total current assets	2,162,941	2,204,894	1,729,315

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,209,591	1,234,096	1,207,039
Fixtures and equipment	1,897,757	1,959,460	1,866,719

	3,109,889	3,196,097	3,076,299
Less accumulated depreciation and amortization	2,670,487	2,717,560	2,627,007

Net property and equipment	439,402	478,537	449,292

Goodwill	489,267	493,189	489,267
Intangible assets, net	510,904	524,374	513,842
Other noncurrent assets	51,275	47,660	47,789

Total assets	$3,653,789	3,748,654	3,229,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,202,540	1,101,148	655,064
Accrued liabilities	375,095	402,241	434,049
Gift card liabilities	344,239	338,555	358,146
Short-term note payable	—	127,250	—

Total current liabilities	1,921,874	1,969,194	1,447,259

Long-term deferred taxes	200,548	220,158	200,527
Other long-term liabilities	192,967	366,769	196,302

Redeemable Preferred Shares; $0.001 par value; 5,000 shares authorized; 0, 204 and 204 shares issued, respectively	—	195,113	196,059
Preferred Membership Interests in NOOK Media, LLC	—	383,839	—

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 110,382, 93,676 and 98,115 shares issued, respectively	110	94	98
Additional paid-in capital	2,134,484	1,399,923	1,927,997
Accumulated other comprehensive loss	(16,533)	(27,520)	(16,533)
Retained earnings	301,264	310,873	357,512
Treasury stock, at cost, 34,892, 34,402 and 34,841 shares, respectively	(1,080,925)	(1,069,789)	(1,079,716)

Total shareholders’ equity	1,338,400	613,581	1,189,358

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$3,653,789	3,748,654	3,229,505

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended August 1, 2015

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 2, 2015	$98	1,927,997	(16,533)	357,512	(1,079,716)	$1,189,358

Net loss	—	—	—	(34,874)	—	(34,874)
Exercise of 29 common stock options	—	449	—	—	—	449
Stock options and restricted stock tax benefits	—	238	—	—	—	238
Stock-based compensation expense	—	3,767	—	—	—	3,767
Accretive dividend on preferred stockholders and membership interests	—	—	—	(4,204)	—	(4,204)
Inducement fee paid upon conversion of Series J preferred stock	—	—	—	(3,657)	—	(3,657)
Accrued dividends for common stockholders	—	—	—	(11,687)	—	(11,687)
Accrued dividends for long-term incentive awards	—	—	—	(43)	—	(43)
Treasury stock acquired, 51 shares	—	—	—	—	(1,209)	(1,209)
Dividend to preferred shareholders paid in shares	—	1,783	—	(1,783)	—	—
Common shares issued upon conversion of Series J preferred stock	12	200,250	—	—	—	200,262

Balance at August 1, 2015	$110	2,134,484	(16,533)	301,264	(1,080,925)	$1,338,400

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 13 weeks ended August 1, 2015 and August 2, 2014

(In thousands)

(unaudited)

	13 weeks ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net loss	$(34,874)	$(28,449)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	48,123	51,638
Stock-based compensation expense	3,767	4,607
(Gain) loss on disposal of property and equipment	525	(767)
Decrease in other long-term liabilities	(3,335)	(25,173)
Changes in operating assets and liabilities, net	(3,967)	(140,888)

Net cash flows provided by (used in) operating activities	10,239	(139,032)

Cash flows from investing activities:
Purchases of property and equipment	(34,451)	(33,123)
Net increase in other noncurrent assets	(4,855)	(4,497)

Net cash flows used in investing activities	(39,306)	(37,620)

Cash flows from financing activities:
Net proceeds from Microsoft commercial agreement financing arrangement	—	21,126
Proceeds from credit facility	—	—
Payments on credit facility	—	—
Proceeds from exercise of common stock options	449	404
Purchase of treasury stock	(1,209)	(680)
Cash dividends paid to preferred shareholders	(3,941)	(4,202)
Inducement fee paid upon conversion of Series J preferred stock	(3,657)	—
Excess tax benefit from stock-based compensation	259	76

Net cash flows provided by (used in) financing activities	(8,099)	16,724

Net decrease in cash and cash equivalents	(37,166)	(159,928)
Cash and cash equivalents at beginning of period	74,360	340,171

Cash and cash equivalents at end of period	$37,194	$180,243

Changes in operating assets and liabilities, net:
Receivables, net	$(1,273)	$23,668
Merchandise inventories	(491,894)	(448,933)
Textbook rental inventories	45,160	42,137
Prepaid expenses and other current assets	(22,787)	(4,372)
Accounts payable and accrued liabilities	466,827	246,612

Changes in operating assets and liabilities, net	$(3,967)	$(140,888)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,564	$7,891
Income taxes (net of refunds)	$3,273	$17,325
Non-cash financing activity:
Accrued dividend for common stockholders	$11,687	$—
Accrued dividend for long-term incentive awards	$43	$—
Dividend to preferred stockholders paid in shares	$1,783	$—
Issuance of common stock upon conversion of Series J preferred stock	$200,262	$—
Accrued dividend on redeemable preferred stock	$—	$3,942

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended August 1, 2015 and August 2, 2014

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 1, 2015 and the results of its operations for the 13 weeks and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended May 2, 2015 (fiscal 2015).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended August 1, 2015 are not indicative of the results expected for the 52 weeks ending April 30, 2016 (fiscal 2016).

1.	Separation of B&N Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (Barnes & Noble Education or B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

On July 14, 2015, the Barnes & Noble board of directors (the Board) approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which would result in the complete legal and structural separation of the two companies. The distribution was subject to the satisfaction or waiver of certain conditions as set forth in B&N Education’s Registration Statement on Form S-1, which was filed with the SEC on February 26, 2015 and was amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015.

On August 2, 2015, Barnes & Noble completed the Spin-Off of Barnes & Noble Education and distributed, on a pro rata basis, all of the shares of B&N Education common stock to the Company’s stockholders of record as of July 27, 2015. These Barnes & Noble stockholders of record as of July 27, 2015 received a distribution of 0.632 shares of B&N Education common stock for each share of Barnes & Noble common stock held as of the record date. Immediately following the completion of the Spin-Off, the Company’s stockholders owned 100% of the outstanding shares of common stock of B&N Education. Following the Spin-Off, B&N Education operates as an independent public company and as the parent of Barnes & Noble College, trading on New York Stock Exchange under the ticker symbol “BNED”.

In connection with the separation of B&N Education, the Company and B&N Education entered into a Separation and Distribution Agreement on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the Company and B&N Education after the separation and allocate between the Company and B&N Education various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe the Company’s future commitments to provide B&N Education with certain transition services.

This Spin-Off is expected to be a non-taxable event for Barnes & Noble and its shareholders, and Barnes & Noble’s U.S. shareholders (other than those subject to special rules) generally will not recognize gain or loss as a result of the distribution of B&N Education shares.

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

On December 4, 2014, B&N Education re-acquired Microsoft’s interest in the LLC in exchange for cash and common stock of Barnes & Noble and the Microsoft commercial agreement was terminated effective as of such date. On December 22, 2014, B&N Education also re-acquired Pearson’s interest in the LLC and certain related warrants previously issued to Pearson. In connection with these transactions, Barnes & Noble entered into contingent payment agreements with Microsoft and Pearson providing for additional payments upon the occurrence of certain events, including upon a sale of the NOOK digital business. As a result of these transactions, Barnes & Noble owned, prior to the Spin-Off, 100% of B&N Education.

On May 1, 2015, B&N Education distributed to Barnes & Noble all of the membership interests in B&N Education’s NOOK digital business. As a result, B&N Education ceased to own any interest in the NOOK digital business, which remains a wholly owned subsidiary of Barnes & Noble.

On July 14, 2015, the Board approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which resulted in the complete legal and structural separation of the two companies on August 2, 2015.

3.	Merchandise Inventories

Merchandise inventories, which primarily consist of finished goods, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under both the first-in, first-out (FIFO) basis and the last-in, first-out (LIFO) basis. B&N College’s textbook and trade book inventories are valued using the LIFO method, where the related reserve was not material to the recorded amount of the Company’s inventories at August 1, 2015. NOOK merchandise inventories are recorded based on the average cost method.

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

In accordance with Accounting Standards Codification (ASC) No. 605-25, Revenue Recognition, Multiple-Element Arrangements and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 4%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of August 1, 2015, August 2, 2014 and May 2, 2015 was $1,370, $7,745 and $2,406, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

NOOK acquires the rights to distribute digital content from publishers and distributes the content on www.barnesandnoble.com, NOOK® devices and other eBookstore platforms. Certain digital content is distributed under an agency pricing model, in which the publishers set prices for eBooks and NOOK receives a commission on content sold through the eBookstore. The majority of the Company’s eBook sales are sold under the agency model.

The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail generally for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the twelve-month period based upon historical spending patterns for Barnes & Noble Members.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

5.	Research and Development Costs for Software Products

The Company follows the guidance in ASC 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding software development costs to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and, therefore, research and development costs are generally expensed as incurred.

6.	Internal-use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. During the 13 weeks ended August 1, 2015 and August 2, 2014, the Company capitalized costs, primarily related to labor, consulting, hardware and software, of $6,095 and $13,880, respectively. Amortization of previously capitalized amounts was $7,086 and $6,962 during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

7.	Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s unvested restricted shares and unvested restricted stock units granted prior to July 15, 2015 and shares issuable under the Company’s deferred compensation plan are considered participating securities. Cash dividends to restricted stock units and performance-based stock units granted on or after July 15, 2015 are not distributed until and except to the extent that the restricted stock units vest, and in the case of performance-based stock units, until and except to the extent that the performance metrics are achieved or are otherwise deemed satisfied. As such, these awards are not considered participating securities.

During periods of net income, the calculation of earnings per share for common stock is reclassified to exclude the income attributable to the unvested restricted shares, unvested restricted stock units, unvested performance-based stock units and shares issuable under the Company’s deferred compensation plan from the numerator and exclude the dilutive impact of those shares from the denominator. Diluted earnings per share for the 13 weeks ended August 1, 2015 and August 2, 2014 were calculated using the two-class method for stock options, restricted stock and restricted stock units, performance-based stock units and the if-converted method for the preferred stock.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended August 1, 2015 and August 2, 2014, participating securities in the amounts of 2,694,632 and 3,889,496, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding dilutive stock options of 141,897 and 26,699, for 13 weeks ended August 1, 2015 and August 2, 2014, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	August 1, 2015	August 2, 2014
Numerator for basic loss per share:
Net loss attributable to Barnes & Noble, Inc.	$(34,874)	(28,449)
Inducement fee paid upon conversion of Series J preferred stock	(3,657)	(3,942)
Accretion of dividends on preferred stock	(4,204)	(758)
Preferred stock dividends paid in shares	(1,783)	—

Net loss available to common shareholders	$(44,518)	(33,149)

Numerator for diluted loss per share:
Net loss available to common shareholders	$(44,518)	(33,149)

Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	65,547	59,236
Dividends declared per common share	$0.15	—

Loss per common share:
Basic	$(0.68)	(0.56)
Diluted	$(0.68)	(0.56)

8.	Segment Reporting

The Company’s three operating segments are: B&N Retail, B&N College (prior to the Spin-Off) and NOOK.

B&N Retail

This segment includes 647 bookstores as of August 1, 2015, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

B&N College

This segment includes 736 stores as of August 1, 2015, that are primarily school-owned stores operated under contracts by B&N College and include sales of digital content within the higher education marketplace through Yuzu™. These B&N College stores generally offer course-related materials, which include new and used print textbooks and digital textbooks, which are available for sale or rent, emblematic apparel and gifts, trade books, computer products, NOOK® products and related accessories, school and dorm supplies, convenience and café items and graduation products.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to B&N Retail and B&N College.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended
	August 1, 2015	August 2, 2014
B&N Retail	$938,998	$954,807
B&N College	238,983	226,094
NOOK	54,335	70,027
Elimination	(14,774)	(14,481)

Total	$1,217,542	$1,236,447

Sales by Product Line	13 weeks ended
	August 1, 2015	August 2, 2014
Media (a)	68%	68%
Digital (b)	5%	7%
Other (c)	27%	25%

Total	100%	100%

Depreciation and Amortization	13 weeks ended
	August 1, 2015	August 2, 2014
B&N Retail	$24,780	$27,404
B&N College	13,100	12,544
NOOK	8,873	10,321

Total	$46,753	$50,269

Operating Profit (Loss)	13 weeks ended
	August 1, 2015	August 2, 2014
B&N Retail	$20,332	$38,736
B&N College	(47,225)	(44,547)
NOOK	(26,249)	(14,907)

Total	$(53,142)	$(20,718)

Capital Expenditures	13 weeks ended
	August 1, 2015	August 2, 2014
B&N Retail	$19,765	$15,908
B&N College	11,764	9,265
NOOK	2,922	7,950

Total	$34,451	$33,123

Total Assets (d)	August 1, 2015	August 2, 2014
B&N Retail	$2,071,639	$2,171,570
B&N College	1,483,764	1,423,412
NOOK	98,386	153,672

Total	$3,653,789	$3,748,654

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, college apparel, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	August 1, 2015	August 2, 2014
Reportable segments operating loss	$(53,142)	$(20,718)
Interest expense, net and amortization of deferred financing costs	2,922	5,920

Consolidated loss before taxes	$(56,064)	$(26,638)

9.	Intangible Assets and Goodwill

		As of August 1, 2015
Amortizable Intangible Assets:	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	5-25	$271,938	$(76,438)	$195,500
Technology	5-10	10,710	(9,225)	1,485
Distribution contracts	10	8,325	(7,683)	642
Other	3-10	6,398	(6,255)	143

		$297,371	$(99,601)	$197,770

Unamortizable Intangible Assets:
Trade name	$293,400
Publishing contracts	19,734

$313,134

Total amortizable and unamortizable intangible assets	$510,904

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, with the exception of certain items such as customer relationships and other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 13 weeks ended August 1, 2015	$2,938
For the 13 weeks ended August 2, 2014	$4,203

Estimated Amortization Expense:
(12 months ending on or about April 30)
2016	$11,226
2017	$10,957
2018	$10,732
2019	$10,520
2020	$10,206

The carrying amount of goodwill by segment as of August 1, 2015 is as follows:

	B&N Retail Segment	B&N College Segment	Total Company
Balance as of August 1, 2015	$215,197	274,070	$489,267

10.	Gift Cards

The Company sells gift cards, which can be used in its stores, on www.barnesandnoble.com and on NOOK® devices. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to recognize revenue associated with gift cards. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $5,390 and $5,671 during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. The Company had gift card liabilities of $344,239 and $338,555 as of August 1, 2015 and August 2, 2014, respectively.

11.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, the Microsoft Commercial Agreement financing transaction (see Note 17) and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at August 1, 2015, August 2, 2014 and May 2, 2015:

	August 1, 2015	August 2, 2014	May 2, 2015
Deferred rent	$89,375	$105,940	$94,952
Microsoft Commercial Agreement financing transaction (see Note 17)	—	161,963	—
Tax liabilities and reserves	71,369	39,647	71,369
Pension liability (see Note 16)	—	26,765	—
Other	32,223	32,454	29,981

Total long-term liabilities	$192,967	$366,769	$196,302

12.	Income Taxes

The Company recorded an income tax benefit of $21,190 on a pre-tax loss of $56,064 during the 13 weeks ended August 1, 2015, which represented an effective income tax rate of 37.8%. The Company recorded an income tax provision of $1,811 on pre-tax loss of $26,638 during the 13 weeks ended August 2, 2014, which represented an effective income tax rate of (6.8)%.

The income tax benefit for the 13 weeks ended August 1, 2015 includes the impact of permanent items such as meals and entertainment, non-deductible executive compensation and the impact of accrued interest and penalties associated with uncertain tax positions. The higher effective tax rate in comparison to prior year was due to the fact that the Company is not recording a valuation allowance, except with respect to certain separate state income tax jurisdictions, for the 13 weeks ended August 1, 2015 as compared to the 13 weeks ended August 2, 2014. Additionally, the Company recorded the tax implications of the Microsoft agreement in the 13 weeks ended August 2, 2014 which do not impact the August 1, 2015 provision as a result of the termination of the Microsoft agreement in December 2014.

13.	Fair Values of Financial Instruments

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

14.	Credit Facility

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016, which was secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. Borrowings under the Credit Facility were limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Facility). In addition, the Company had the option to request an increase in commitments under the Credit Facility by up to $300,000, subject to certain restrictions.

The Credit Facility required Availability (as defined in the Credit Facility) to be greater than the greater of (i) 10% of the Loan Cap (as defined in the Credit Facility) and (ii) $50,000. In addition, the Credit Facility contained covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contained default provisions that are typical for this type of financing, among other things. Proceeds from the Credit Facility were used for general corporate purposes, including seasonal working capital needs.

The Company had no outstanding debt under the Credit Facility as of August 1, 2015 and August 2, 2014. The Company had $51,351 of outstanding letters of credit under its Credit Facility as of August 1, 2015 compared with $62,782 as of August 2, 2014.

New Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700,000 (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility.

The Company and certain of its subsidiaries will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250,000, subject to certain restrictions.

Interest under the New Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the New Credit Facility. Loans will initially bear interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.500% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.500% per annum), based upon the average daily availability for the immediately preceding fiscal quarter.

The New Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders will assume dominion and control over the Loan Parties’ cash.

The New Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The New Credit Agreement also contains customary affirmative covenants and representations and warranties.

15.	Stock-Based Compensation

For the 13 weeks ended August 1, 2015 and August 2, 2014, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	August 1, 2015	August 2, 2014
Restricted Stock Expense	$240	460
Restricted Stock Units Expense	3,142	3,838
Performance-Based Stock Unit Expense	66	—
Stock Option Expense	319	309

Stock-Based Compensation Expense	$3,767	4,607

16.	Pension and Other Postretirement Benefit Plans

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

On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. The Pension Plan termination was effective November 1, 2014. As a result of the Pension Plan termination, pension liability and other comprehensive loss increased by $15,747, before tax, during the 13 weeks ended August 2, 2014. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Pension Plan. The pension liability will be settled in either a lump sum payment or a purchased annuity. A special lump sum opportunity was offered to terminated vested participants in the Pension Plan during the 13 weeks ended November 1, 2014, which triggered settlement accounting in the period ending January 31, 2015. The settlement represents 735 participants who elected to receive a lump sum of their benefit, totaling $15,190. The distributions primarily took place in December 2014 and resulted in a settlement charge of $7,317, which was reclassified from other comprehensive income to selling and administrative expenses during fiscal 2015. The net impact of the Pension Plan termination, special lump sum opportunity, settlement accounting and remeasurement and regular plan experience, was an increase in pension liability of $3,062 and a decrease in other comprehensive income of $6,503, before tax, in fiscal 2015. There will be another lump sum opportunity available to the remaining 2,300 active and terminated vested participants at the final Pension Plan termination distribution date. Currently, there is not enough information available to determine the ultimate charge of the termination. The actuarial assumptions used to calculate pension costs are typically reviewed annually. In light of the resolution to terminate the Pension Plan, the assumptions used to calculate the pension costs are reviewed quarterly. Pension expense was $1,247 and $606 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Pension liabilities of $14,216 as of May 2, 2015 were reclassified to short-term as the plan termination is expected to be settled within twelve months. Pension liabilities were $13,008 at August 1, 2015 and recorded within accrued liabilities.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $4,786 and $4,644 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.

17.	Microsoft Investment

On April 27, 2012, Barnes & Noble entered into an investment agreement, pursuant to which Barnes & Noble transferred to the LLC its digital device, digital content and college bookstore businesses, and Morrison Investment Holdings, Inc. (Morrison) purchased from the LLC 300,000 convertible preferred membership interests in the LLC (Series A Preferred) for an aggregate purchase price of $300,000. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft, pursuant to which, among other things, the LLC would develop and distribute a Windows 8 application for eReading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. The parties closed Morrison’s investment in the LLC and the commercial agreement became effective on October 4, 2012.

On December 3, 2014, Morrison, Microsoft, Barnes & Noble and Barnes & Noble Education entered into agreements, pursuant to which Morrison’s interest in the LLC was purchased by Barnes & Noble Education and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, Morrison and Microsoft, Barnes & Noble Education purchased from Morrison, and Morrison sold, all of its $300,000 convertible Series A preferred limited liability company interest in the LLC in exchange for an aggregate purchase price of $124,850 consisting of (i) $62,425 in cash and (ii) 2,737,290 shares of common stock, par value $0.001 per share, of Barnes & Noble. The Purchase Agreement closed on December 4, 2014. The Company accounted for this transaction in accordance with ASC 810-10, Non Controlling Interest (ASC 810-10) and it accordingly was reflected as an equity transaction. In connection with the closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft is entitled to receive 22.7% of the proceeds from, among other events or transactions, (1) any future dividends or other distributions received from Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances, and (2) the sale of Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances.

18.	Pearson

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

On December 22, 2014, Barnes & Noble entered into a Purchase Agreement (the Pearson Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, NOOK Media Member Two LLC, a Delaware limited liability company (NOOK Member Two), Pearson Education, Inc. (Pearson Education) and Pearson Inc., pursuant to which Barnes & Noble Education and NOOK Member Two purchased from Pearson Education all of its convertible Series B preferred limited liability company interest in the LLC and all of its warrants to purchase additional Series B preferred limited liability company interests, in exchange for an aggregate purchase price equal to (i) $13,750 in cash and (ii) 602,927 shares of common stock, par value $0.001 per share, of Barnes & Noble. The transactions under the Pearson Purchase Agreement closed on December 22, 2014. The Company accounted for this transaction in accordance with ASC 810-10 and it accordingly was reflected as an equity transaction. As a condition to closing, the parties entered into an amended and restated Digital Business Contingent Payment Agreement, pursuant to which a Digital Business Contingent Payment Agreement dated as of December 3, 2014, by and between Barnes & Noble, the LLC and Pearson, was amended and restated to include provisions consistent with the Digital Business Contingent Payment Agreement entered into with Morrison on December 3, 2014.

19.	Samsung Commercial Agreement

On June 4, 2014, NOOK Digital, LLC (NOOK Digital) (formerly NOOK Media Sub and barnesandnoble.com llc), a wholly owned subsidiary of B&N Education as of such date and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

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

Under the Agreement, NOOK Digital committed to purchase a minimum of 1,000,000 NOOK®-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015.

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

The companies introduced the Samsung Galaxy Tab® 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The co-branded device combined the popular Samsung Galaxy Tab® 4 hardware with customized NOOK® software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million eBooks, digital magazines and newspapers.

20.	Palo Alto Lease

On June 5, 2014, the Company entered into an Assignment of Lease for its 208,000 square foot Palo Alto, California campus. Employees were relocated to new state-of-the art facilities totaling 88,000 square feet. NOOK employees were moved to a new facility in Santa Clara, California, while Barnes & Noble College’s digital education employees were relocated to a facility in Mountain View, California. The relocations occurred during the first quarter of fiscal 2015. In the fourth quarter of fiscal 2014, the Company recorded an asset impairment charge of $28,440 within selling and administrative expenses related to this relocation since the assignment of lease was being actively negotiated in fiscal 2014, and was completed prior to the issuance of the financial statements, the impaired assets that resulted from the completion of the assignment were reflected in the financial statements for fiscal 2014 in accordance with ASC 855-10, Subsequent Events. Of the $28,440 asset impairment charge that was recorded in fiscal 2014, $23,928 related to leasehold improvements, $2,750 related to furniture, fixtures, machinery and equipment and $1,762 related to assets under construction. The Company determined the impairment charge by comparing the estimated fair value to its carrying amount. The fair value was developed primarily using the cost approach in evaluating the replacement cost of the asset (Level 2 fair value assumptions) and then adjusting any value due to economic obsolescence, functional obsolescence or physical deterioration. The amount of the fair value measurement of the assets related to the relocation as of May 3, 2014 was $10,624. The lease termination was accounted for in the first quarter of fiscal 2015, which was the period in which the lease was assigned.

21.	Series J Preferred Stock

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty), pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204,000 in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock were convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011 (after giving pro forma effect to the issuance of the Preferred Stock) based on the initial conversion rate. The initial conversion rate reflected an initial conversion price of $17.00 and was subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock was equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock paid quarterly and subject to adjustment in certain circumstances.

On April 8, 2014, Liberty sold the majority of its shares to qualified institutional buyers in reliance on Rule 144A under the Securities Act and had retained an approximate 10 percent stake of its initial investment. As a result, Liberty no longer had the right to elect two preferred stock directors to the Company’s Board. Additionally, the consent rights and pre-emptive rights, to which Liberty was previously entitled ceased to apply.

On June 5, 2015, the Company entered into conversion agreements with five beneficial owners (Series J Holders) of its Preferred Stock, pursuant to which each of the Series J Holders had agreed to convert (Conversion) shares of Preferred Stock it beneficially owned into shares of the Company’s common stock, par value $0.001 per share (Company Common Stock), and additionally received a cash payment from the Company in connection with the Conversion.

On July 9, 2015, the Company completed the Conversion. Pursuant to the terms of the Conversion Agreements, the Series J Holders converted an aggregate of 103,995 shares of Preferred Stock into 6,117,342 shares of Company Common Stock, and made an aggregate cash payment to the Series J Holders of $3,657 plus cash in lieu of fractional shares in connection with the Conversion.

The number of shares of Company Common Stock issued was determined based on a conversion ratio of 58.8235 shares of Company Common Stock per share of Preferred Stock converted, which was the conversion rate in the Certificate of the Designations with respect to the Preferred Stock dated as of August 18, 2011.

On July 10, 2015, the Company gave notice of its exercise of the right to force conversion of all outstanding shares of its Senior Convertible Redeemable Series J Preferred Stock into Company Common Stock pursuant to Section 9 of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series J Preferred Stock, dated as of August 18, 2011 (the Forced Conversion). The effective date of the Forced Conversion was July 24, 2015. On the date of the Forced Conversion, each share of Series J Preferred Stock was automatically converted into 59.8727 shares of Company Common Stock, which included shares of Company Common Stock reflecting accrued and unpaid dividends on Series J Preferred Stock. Each holder of Series J Preferred Stock received whole shares of Company Common Stock and a cash amount in lieu of fractional shares of Company Common Stock.

As a result of the transactions described above, all shares of Series J Preferred were retired by the Company and are no longer outstanding.

22.	Shareholders’ Equity

On May 15, 2007, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $400,000 of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under the current program is approximately $2,471 as of August 1, 2015. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 1, 2015, the Company has repurchased 34,892,057 shares at a cost of approximately $1,080,925 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

23.	Legal Proceedings

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

On September 2, 2015, the Company and TPL entered into an agreement to settle the case without the need for further litigation.

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

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. The Court then heard argument from both parties as to what steps should next occur. After considering the parties’ respective arguments, the Court has decided to first hear post-trial motions on the jury’s infringement and validity determinations. After full briefing, the Court will hear oral argument on September 28, 2015.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. On June 16, 2015 the court granted-in-part the Company’s motion to dismiss to the extent certain California unfair business practices and false advertising claims sought restitution or injunctive relief and denied-in-part the Company’s motion to dismiss as to the remaining claims. The surviving claims are for breach of contract under New York law, violation of the California Consumers Legal Remedies Act, and violation of two New York consumer protection statutes. The parties currently are engaging in discovery. On July 30, 2015, plaintiff filed a motion for class certification; the Company’s opposition is due on September 17, 2015 and a hearing on the motion is scheduled on November 6, 2015. All dates for the case have been scheduled, including a trial date of May 3, 2016.

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

Securities and Exchange Commission (SEC) Investigation

On October 16, 2013, the SEC’s New York Regional office notified the Company that it had commenced an investigation into: (1) the Company’s restatement of earnings announced on July 29, 2013, and (2) a separate matter related to a former non-executive employee’s allegation that the Company improperly allocated certain Information Technology expenses between its NOOK and Retail segments for purposes of segment reporting. The SEC staff has informed the Company that, with respect to these matters, it does not intend to recommend any enforcement action. The SEC staff has identified an additional matter, related to Rule 21F-17 of the Dodd-Frank Act, resulting from certain historical confidentiality provisions in agreements with employees. The Company is in the process of discussing a potential negotiated resolution of this issue with the SEC staff in order to close the investigation.

24.	Recent Accounting Pronouncements

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements (ASU No. 2015-10). The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

Effective May 3, 2015, the Company was required to adopt ASU No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (ASU 2014-08). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company expects to classify the Spin-Off of Barnes & Noble Education as discontinued operations in the second quarter ended October 31, 2015.

25.	Subsequent Events

Separation of B&N Education, Inc.

On August 2, 2015, Barnes & Noble completed the Spin-Off of Barnes & Noble Education and distributed, on a pro rata basis, all of the shares of B&N Education common stock to the Company’s stockholders of record as of July 27, 2015. These Barnes & Noble stockholders of record as of July 27, 2015 received a distribution of 0.632 shares of B&N Education common stock for each share of Barnes & Noble common stock held as of the record date. Immediately following the completion of the Spin-Off, the Company’s stockholders owned 100% of the outstanding shares of common stock of B&N Education. Following the Spin-Off, B&N Education operates as an independent public company and as the parent of Barnes & Noble College, trading on New York Stock Exchange under the ticker symbol “BNED”.

In connection with the separation of B&N Education, the Company and B&N Education entered into a Separation and Distribution Agreement on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the Company and B&N Education after the separation and allocate between the Company and B&N Education various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance, and tax-related assets and liabilities. The agreements also describe the Company’s future commitments to provide B&N Education with certain transition services.

The consolidated results include the Barnes & Noble College business, as the Spin-Off occurred after the quarter ended. We expect Barnes & Noble College to be treated as a discontinued operation beginning with the Company’s second quarter results.

As a result of the Barnes & Noble College business Spin-Off, the Company expects to incur separation related expenses of approximately $21,000 during the second quarter, which include severance charges and investment banking fees.

Investment Banking Fees

Certain investment banking fees were contingent upon the successful separation of B&N Education. The fees of $7,000 were paid on August 13, 2015, and will be recorded within selling and administrative expenses during the second quarter ending October 31, 2015.

Mr. Huseby’s Resignation

On August 2, 2015, Michael P. Huseby resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, which was contingent upon the successful separation of B&N Education. In connection with his termination of employment, he received severance payments based on the terms of his employment agreement with the Company, effective as of January 7, 2014. Under the terms of his employment agreement, upon a resignation for “Good Reason”, Mr. Huseby was entitled to receive lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding two completed years and (c) the cost of benefits. In addition, Mr. Huseby was entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement. As a result, Mr. Huseby received a severance payment equal to $7,742 and additionally received 300,000 shares of the Company’s common stock pursuant to the accelerated vesting of the equity-based awards, which shares were retired for cash based on the closing price of the Company’s common stock on the record date of the Spin-Off in an amount equal to $8,022. Charges related to Mr. Huseby’s resignation will be recorded within selling and administrative expenses during the second quarter ending October 31, 2015.

New Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700,000 (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility.

The Company and certain of its subsidiaries will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250,000, subject to certain restrictions.

Interest under the New Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the New Credit Facility. Loans will initially bear interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.500% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.500% per annum), based upon the average daily availability for the immediately preceding fiscal quarter.

The New Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders will assume dominion and control over the Loan Parties’ cash.

The New Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The New Credit Agreement also contains customary affirmative covenants and representations and warranties.

Dividends to Stockholders

On July 14, 2015, the Board of Directors approved a policy of paying dividends at an annual rate of $0.60 per share, payable in four installments of $0.15 per share, with such dividends to be declared on a quarterly basis.

During the 13 weeks ended August 1, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share and was paid on August 17, 2015 to stockholders of record at the close of business on August 7, 2015. For restricted stock units and performance-based stock units granted on or after July 15, 2015, cash dividends have been accrued and are paid when the applicable vesting conditions are met.

On September 9, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.15 per share payable on October 30, 2015, to stockholders of record on October 20, 2015.

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

On July 14, 2015, the Barnes & Noble Board of Directors (the Board) approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which would result in the complete legal and structural separation of the two companies. The distribution was subject to the satisfaction or waiver of certain conditions as set forth in B&N Education’s Registration Statement on Form S-1, which was filed with the SEC on February 26, 2015 and was amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015.

On August 2, 2015, Barnes & Noble completed the Spin-Off of Barnes & Noble Education and distributed, on a pro rata basis, all of the shares of B&N Education common stock to the Company’s stockholders of record as of July 27, 2015. These Barnes & Noble stockholders of record as of July 27, 2015 received a distribution of 0.632 shares of B&N Education common stock for each share of Barnes & Noble common stock held as of the record date. Immediately following the completion of the Spin-Off, the Company’s stockholders owned 100% of the outstanding shares of common stock of B&N Education. Following the Spin-Off, B&N Education operates as an independent public company and as the parent of Barnes & Noble College, trading on New York Stock Exchange under the ticker symbol “BNED”.

In connection with the separation of B&N Education, the Company and B&N Education entered into a Separation and Distribution Agreement on July 14, 2015 and several other ancillary agreements on August 2, 2015. These agreements govern the relationship between the Company and B&N Education after the separation and allocate between the Company and B&N Education various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance, and tax-related assets and liabilities. The agreements also describe the Company’s future commitments to provide B&N Education with certain transition services.

This Spin-Off is expected to be a non-taxable event for Barnes & Noble and its shareholders, and Barnes & Noble’s U.S. shareholders (other than those subject to special rules) generally will not recognize gain or loss as a result of the distribution of B&N Education shares.

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

On December 4, 2014, B&N Education re-acquired Microsoft’s interest in the LLC in exchange for cash and common stock of Barnes & Noble and the Microsoft commercial agreement was terminated effective as of such date. On December 22, 2014, B&N Education also re-acquired Pearson’s interest in the LLC and certain related warrants previously issued to Pearson. In connection with these transactions, Barnes & Noble entered into contingent payment agreements with Microsoft and Pearson providing for additional payments upon the occurrence of certain events, including upon a sale of the NOOK digital business. As a result of these transactions, Barnes & Noble owned, prior to the Spin-Off, 100% of B&N Education.

On May 1, 2015, B&N Education distributed to Barnes & Noble all of the membership interests in B&N Education’s NOOK digital business. As a result, B&N Education ceased to own any interest in the NOOK digital business, which remained a wholly owned subsidiary of Barnes & Noble.

On July 14, 2015, the Board approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which resulted in the complete legal and structural separation of the two companies on August 2, 2015.

Liquidity and Capital Resources

The primary sources of Barnes & Noble, Inc.’s (Barnes & Noble or the Company) cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016, which was secured by eligible inventory and accounts receivable with the ability to include eligible real estate and related assets. Borrowings under the Credit Facility were limited to a specified percentage of eligible inventories and accounts receivable and accrued interest, at the election of the Company, at Base Rate or LIBO Rate, plus, in each case, an Applicable Margin (each term as defined in the Credit Facility). In addition, the Company had the option to request an increase in commitments under the Credit Facility by up to $300.0 million, subject to certain restrictions.

The Credit Facility required Availability (as defined in the Credit Facility) to be greater than the greater of (i) 10.0% of the Loan Cap (as defined in the Credit Facility) and (ii) $50.0 million. In addition, the Credit Facility contained covenants that limit, among other things, the Company’s ability to incur indebtedness, create liens, make investments, make restricted payments, merge or acquire assets, and contained default provisions that are typical for this type of financing, among other things. Proceeds from the Credit Facility were used for general corporate purposes, including seasonal working capital needs.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700.0 million (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility.

The Company and certain of its subsidiaries will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250.0 million, subject to certain restrictions.

Interest under the New Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the New Credit Facility. Loans will initially bear interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.500% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.500% per annum), based upon the excess availability under the New Credit Facility at such time.

The New Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders will assume dominion and control over the Loan Parties’ cash.

The New Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The New Credit Agreement also contains customary affirmative covenants and representations and warranties.

The Company’s cash and cash equivalents were $37.2 million as of August 1, 2015, compared with $180.2 million as of August 2, 2014. The decrease in cash and cash equivalents of $143.0 million versus the prior year period includes payment of $76.2 million in cash to re-acquire the Company’s preferred membership interests in NOOK Media Inc. and the repayment of the Junior Seller Note of $127.3 million on September 30, 2014 and changes in working capital as outlined below.

Net cash flows provided by operating activities for the 13 weeks ended August 1, 2015 were $10.2 million, as compared to net cash flows used in operating activities of $(139.0) million for the 13 weeks ended August 2, 2014. The favorable year-over-year comparison was primarily attributable to the timing of working capital, primarily on higher year-to-date increases in accounts payable and accrued liabilities.

The Company had no borrowings under its credit facility at August 1, 2015 and August 2, 2014. The Company had $51.4 million of outstanding letters of credit as of August 1, 2015 compared with $62.8 million as of August 2, 2014.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $20.5 million, or 17.0%, to $99.8 million as of August 1, 2015, compared to $120.3 million as of August 2, 2014. This decrease was primarily due to collection of the eBook settlement during fiscal 2015 (offset by a decrease in accrued liabilities as outlined below) and comparisons to the prior year warranty reimbursement receivable.

•	Merchandise inventories increased $101.5 million, or 6.0%, to $1.785 billion as of August 1, 2015, compared to $1.684 billion as of August 2, 2014. B&N College inventories increased $71.7 million, or 10.3%, due to new store growth and timing of purchases for the back-to-school rush period as compared to the prior year. Retail inventories increased $27.0 million, or 2.8%, primarily on planned increases to support merchandising initiatives and the comparable sales growth.

•	Textbook rental inventories increased $1.7 million, or 20.9%, to $9.9 million as of August 1, 2015, compared to $8.2 million as of August 2, 2014 primarily due to income tax receivables related to the seasonality of the business, which are expected to turn to payables during the fiscal year.

•	Prepaid expenses and other current assets increased $17.2 million, or 24.2%, to $88.1 million as of August 1, 2015, compared to $71.0 million as of August 2, 2014.

•	Short-term deferred taxes increased $1.2 million, or 0.8%, to $142.8 million as of August 1, 2015, compared to $141.6 million as of August 2, 2014 primarily due to timing differences.

•	Property and equipment, net decreased $39.1 million, or 8.2%, to $439.4 million as of August 1, 2015, compared to $478.5 million as of August 2, 2014 as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $13.5 million, or 2.6%, to $510.9 million as of August 1, 2015, compared to $524.4 million as of August 2, 2014 on additional amortization.

•	Other noncurrent assets increased $3.6 million, or 7.6%, to $51.3 million as of August 1, 2015, compared to $47.7 million as of August 2, 2014 primarily due to B&N College new store signing bonuses.

•	Accounts payable increased $101.4 million, or 9.2%, to $1.203 billion as of August 1, 2015, compared to $1.101 billion as of August 2, 2014. Accounts payable were 67.4% and 65.4% of merchandise inventory as of August 1, 2015 and August 2, 2014, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $27.1 million, or 6.7%, to $375.1 million as of August 1, 2015, compared to $402.2 million as of August 2, 2014. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals. This decrease was primarily due to lower income tax, eBook settlement and device-related liabilities, partially offset by an increase in pension liability due to reclassification from long-term.

•	Gift card liabilities increased $5.7 million, or 1.7%, to $344.2 million as of August 1, 2015, compared to $338.6 million as of August 2, 2014. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $5.4 million and $5.7 million during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	The Junior Seller Note of $127.3 million related to the acquisition of B&N College and was paid in September 2014, in accordance with its terms.

•	Long-term deferred taxes decreased $19.6 million, or 8.9%, to $200.5 million as of August 1, 2015, compared to $220.2 million as of August 2, 2014 primarily due to timing differences.

•	Other long-term liabilities decreased $173.8 million, or 47.4%, to $193.0 million as of August 1, 2015, compared to $366.8 million as of August 2, 2014 due to lower deferred rent, the settlement of the Microsoft commercial liability as a result of the purchase of Microsoft’s preferred membership interests in December 2014 and reclassification of pension liability to short-term, partially offset by higher tax reserves.

•	In December 2014, the Company re-acquired Microsoft and Pearson’s interest in NOOK Media, Inc. in exchange for $76.2 million cash and $76.2 million in common stock of Barnes & Noble.

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

The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores, new store construction, digital initiatives and enhancements to systems and the website. The Company launched its new eCommerce website in June 2015. The new website is expected to have better search capabilities, improved user experience and yield cost savings to the Company. The Company believes that the new website will allow it to be more competitive in the marketplace and continue to be a valuable resource for its customers, whether they would like their purchased products shipped to their homes or made available for pick up in the stores. Capital expenditures totaled $34.5 million and $33.1 million during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.

The Company provided credits to eligible customers resulting from the settlements reached with certain publishers in antitrust lawsuits filed by various State Attorney Generals and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $44.2 million in total credits as a result of the settlement, which was funded by these publishers. During fiscal 2015, the Company received $31.9 million from these publishers related to this liability to the Company’s customers, all of which were activated by customers as of March 2015. The Company’s customer’s credit that were not activated by March 2015 expired.

On April 27, 2012, Barnes & Noble entered into an investment agreement, pursuant to which Barnes & Noble transferred to the LLC its digital device, digital content and college bookstore businesses, and Morrison Investment Holdings, Inc. (Morrison) purchased from the LLC 300,000 convertible preferred membership interests in the LLC (Series A Preferred) for an aggregate purchase price of $300.0 million. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft, pursuant to which, among other things, the LLC would develop and distribute a Windows 8 application for eReading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP. The parties closed Morrison’s investment in the LLC and the commercial agreement became effective on October 4, 2012.

On December 3, 2014, Morrison, Microsoft, Barnes & Noble and Barnes & Noble Education entered into agreements, pursuant to which Morrison’s interest in the LLC was purchased by Barnes & Noble Education and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, Morrison and Microsoft, Barnes & Noble Education purchased from Morrison, and Morrison sold, all of its $300.0 million convertible Series A preferred limited liability company interest in the LLC in exchange for an aggregate purchase price of $124.9 million consisting of (i) $62.4 million in cash and (ii) 2,737,290 shares of common stock, par value $0.001 per share, of Barnes & Noble. The Purchase Agreement closed on December 4, 2014. The Company accounted for this transaction in accordance with ASC 810-10, Non Controlling Interest (ASC 810-10) and it accordingly was reflected as an equity transaction. In connection with the closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft is entitled to receive 22.7% of the proceeds from, among other events or transactions, (1) any future dividends or other distributions received from Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances, and (2) the sale of Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances.

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

On December 22, 2014, Barnes & Noble entered into a Purchase Agreement (the Pearson Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, NOOK Media Member Two LLC, a Delaware limited liability company (NOOK Member Two), Pearson Education, Inc. (Pearson Education) and Pearson Inc., pursuant to which Barnes & Noble Education and NOOK Member Two purchased from Pearson Education all of its convertible Series B preferred limited liability company interest in the LLC and all of its warrants to purchase additional Series B preferred limited liability company interests, in exchange for an aggregate purchase price equal to (i) $13.8 million in cash and (ii) 602,927 shares of common stock, par value $0.001 per share, of Barnes & Noble. The transactions under the Pearson Purchase Agreement closed on December 22, 2014. The Company accounted for this transaction in accordance with ASC 810-10 and it accordingly was reflected as an equity transaction. As a condition to closing, the parties entered into an amended and restated Digital Business Contingent Payment Agreement, pursuant to which a Digital Business Contingent Payment Agreement dated as of December 3, 2014, by and between Barnes & Noble, the LLC and Pearson, was amended and restated to include provisions consistent with the Digital Business Contingent Payment Agreement entered into with Morrison on December 3, 2014.

On June 4, 2014, NOOK Digital, LLC (NOOK Digital) (formerly NOOK Media Sub and barnesandnoble.com llc), a wholly owned subsidiary of B&N Education as of such date and a subsidiary of Barnes & Noble, entered into a commercial agreement (Agreement) with Samsung Electronics America, Inc. (Samsung) relating to tablets.

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

Under the Agreement, NOOK Digital committed to purchase a minimum of 1,000,000 NOOK®-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015.

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

The companies introduced the Samsung Galaxy Tab® 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The co-branded device combined the popular Samsung Galaxy Tab® 4 hardware with customized NOOK® software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million eBooks, digital magazines and newspapers.

On August 18, 2011, the Company entered into an investment agreement between the Company and Liberty GIC, Inc. (Liberty), pursuant to which the Company issued and sold to Liberty, and Liberty purchased, 204,000 shares of the Company’s Series J Preferred Stock, par value $0.001 per share (Preferred Stock), for an aggregate purchase price of $204.0 million in a private placement exempt from the registration requirements of the 1933 Act. The shares of Preferred Stock were convertible, at the option of the holders, into shares of Common Stock representing 16.6% of the Common Stock outstanding as of August 29, 2011 (after giving pro forma effect to the issuance of the Preferred Stock) based on the initial conversion rate. The initial conversion rate reflected an initial conversion price of $17.00 and was subject to adjustment in certain circumstances. The initial dividend rate for the Preferred Stock was equal to 7.75% per annum of the initial liquidation preference of the Preferred Stock paid quarterly and subject to adjustment in certain circumstances.

On April 8, 2014, Liberty sold the majority of its shares to qualified institutional buyers in reliance on Rule 144A under the Securities Act and had retained an approximate 10 percent stake of its initial investment. As a result, Liberty no longer had the right to elect two preferred stock directors to the Company’s Board. Additionally, the consent rights and pre-emptive rights, to which Liberty was previously entitled, ceased to apply.

On June 5, 2015, the Company entered into conversion agreements with five beneficial owners (Series J Holders) of its Preferred Stock, pursuant to which each of the Series J Holders had agreed to convert (Conversion) shares of Preferred Stock it beneficially owned into shares of the Company’s common stock, par value $0.001 per share (Company Common Stock), and additionally received a cash payment from the Company in connection with the Conversion.

On July 9, 2015, the Company completed the Conversion. Pursuant to the terms of the Conversion Agreements, the Company issued 6,117,342 shares of Company Common Stock, and made an aggregate cash payment to the Series J Holders of $3.7 million plus cash in lieu of fractional shares in connection with the Conversion.

On July 10, 2015, the Company gave notice of its exercise of the right to force conversion of all outstanding shares of its Senior Convertible Redeemable Series J Preferred Stock into Company Common Stock pursuant to Section 9 of the Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series J Preferred Stock, dated as of August 18, 2011 (the Forced Conversion). The effective date of the Forced Conversion was July 24, 2015. On the date of the Forced Conversion, each share of Series J Preferred Stock was automatically converted into 59.8727 shares of Company Common Stock, which included shares of Company Common Stock reflecting accrued and unpaid dividends on Series J Preferred Stock. Each holder of Series J Preferred Stock received whole shares of Company Common Stock and a cash amount in lieu of fractional shares of Company Common Stock.

As a result of the transactions described above, all shares of Series J Preferred Stock were retired by the Company and are no longer outstanding.

Based upon the Company’s current operating levels and capital expenditures for fiscal 2016, management believes cash and cash equivalents on hand, funds available under its credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company’s three operating segments are: B&N Retail, B&N College (prior to the Spin-Off) and NOOK.

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

Business Overview

The Company’s financial performance has been significantly impacted in recent years by a number of factors, including the expanding digital market and increased online competition. However, the Company has benefited from reduced physical bookstore competition in the marketplace, the successful execution of new merchandising strategies, its ability to acquire new college contracts and by expanding its offerings to college students. Additionally, the Company has leveraged its unique assets, iconic brands and reach to become a significant aggregator and distributor of digital content, although competition from much larger companies with greater resources has challenged the Company’s ability to maintain its share of the U.S. eBook market.

The Company derives the majority of its sales and net income from its B&N Retail stores and B&N College stores prior to the Spin-Off.

In recent years, B&N Retail has experienced declining sales trends due to secular industry challenges, including the growth of the digital book market and online shopping, declining sales of NOOK® devices and fewer stores. More recently, the

Company has benefited from improving book industry trends, including a moderation of the growth of the digital book market, as well as successful merchandising initiatives that increased store traffic and sales and drove positive trends in its Music, Toys & Games and Gift businesses. Additionally, the Company continues to expect to benefit from further market consolidation as non-book retailers reduce their presence in the book category. The Company is making further investments in its retail business this fiscal year and launched a new eCommerce platform in June 2015, which it believes will allow the Company to be more competitive in the marketplace.

Prior to the Spin-Off, B&N College provided direct access to a large and well-educated demographic group, enabling the Company to build relationships with students throughout their college years and beyond. The Company made further investments in its college business, including the launch of YuzuTM in March 2014, its developing digital education platform that provides access to a wide range of rich, engaging content, including digital textbooks and select consumer titles applicable to the higher education market.

NOOK represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership on June 4, 2014, to develop co-branded Samsung Galaxy Tab® 4 NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience. The co-branded devices combined popular Samsung Galaxy Tab® 4 hardware with customized NOOK software to give customers powerful, full-featured tablets that are designed for reading, with easy access to Barnes & Noble’s expansive digital collection of approximately four million eBooks, digital magazines and newspapers. The companies introduced the Samsung Galaxy Tab® 4 NOOK® in a 7-inch version in the U.S. in August 2014 and a 10-inch version in October 2014. The Company also intends to continue to develop and offer the best black-and-white eReaders on the market, backed by quality customer service and technology support for those devices. At the same time, it will leverage all Barnes & Noble retail, digital and partnership assets, as well as existing NOOK customer relationships. The Company intends to continue to provide the resources necessary for quality customer service and support sales of new devices and those in use by NOOK’s existing customer base, while continuing to rationalize the business.

The Company believes its store footprint will continue to be a major competitive asset in selling digital content. The Company will continue to complement its traditional retail bookstore business with its electronic and Internet offerings, using retail stores in attractive geographic markets to promote and sell digital devices and content. Customers can see, feel and experiment with NOOK® products in the Company’s stores.

Although the Company believes cash on hand, cash flows from operating activities, funds available from its credit facility and short-term vendor financing provide the Company with adequate liquidity and capital resources for seasonal working capital requirements, the Company may raise additional capital to support key strategic initiatives.

Results of Operations

13 weeks ended August 1, 2015 compared with the 13 weeks ended August 2, 2014.

Sales

The following table summarizes the Company’s sales for the 13 weeks ended August 1, 2015 and August 2, 2014:

	13 weeks ended
Dollars in thousands	August 1, 2015	% Total	August 2, 2014	% Total
B&N Retail	$938,998	77.1%	$954,807	77.2%
B&N College	238,983	19.6%	226,094	18.3%
NOOK	54,335	4.5%	70,027	5.7%
Elimination	(14,774)	(1.2)%	(14,481)	(1.2)%

Total Sales	$1,217,542	100.0%	$1,236,447	100.0%

During the 13 weeks ended August 1, 2015, the Company’s sales decreased $18.9 million, or 1.5%, to $1.218 billion from $1.236 billion during the 13 weeks ended August 2, 2014. The change by segment is as follows:

•	B&N Retail sales decreased $15.8 million, or 1.7%, to $939.0 million from $954.8 million during the same period a year ago, and accounted for 77.1% of total Company sales. The decrease was attributable to closed stores, which decreased sales by $10.3 million, lower online sales, which declined by $6.2 million, or 8.9%, and a decrease in warranty reimbursements. The prior year included $7.3 million of warranty reimbursements, as compared to $2.5 million this year. This decline of $4.8 million was attributable to a smaller claim period and lower volume. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $2.6 million, or 23.9%, versus the prior year. These unfavorable variances were partially offset by a 1.1% increase in comparable store sales, which increased sales by $9.2 million.

Of the $9.2 million increase in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, increased $7.8 million, or 1.0%, as compared to the prior year. Non-book core categories increased core comparable sales by $11.8 million, or 1.5%, as merchandising initiatives continued to drive growth in the Toys & Games, Music and Gift businesses. Book categories decreased core comparable sales by $4.1 million, or 0.5%, as the strength of new releases, adult coloring/activity books and art supplies nearly offset comparisons to strong young adult titles in the prior year. Both years benefited from “Get Pop Cultured” themed events as well. Comparable sales of NOOK® products at B&N Retail stores increased $1.4 million, or 9.6%, primarily on higher device unit volume driven by a current year device trade-in promotion.

•	B&N College sales increased $12.9 million, or 5.7%, to $239.0 million from $226.1 million during the same period a year ago, and accounted for 19.6% of total Company sales. New store openings over the past year increased sales by $11.2 million, partially offset by closed stores, which decreased sales by $1.8 million. Comparable store sales increased 1.8%, or $3.7 million, for the comparable sales period on higher general merchandise sales. General merchandise sales have continued to increase as B&N College’s product assortments continue to emphasize and reflect the changing consumer trends, and through the evolution of presentation concepts and merchandising of product in stores and online.

•	NOOK sales decreased $15.7 million, or 22.4%, to $54.3 million from $70.0 million during the same period a year ago, and accounted for 4.5% of total Company sales. Digital content sales decreased $14.6 million, or 28.0%, to $37.4 million primarily on lower unit sales. Device and accessories sales decreased $1.1 million, or 6.2%, to $16.9 million primarily on lower non-B&N Retail bookstore unit sales.

•	The elimination represents sales from NOOK to B&N Retail and B&N College on a sell-through basis. The elimination sales increased $0.3 million, or 2.0%, versus the prior year. NOOK sales, net of elimination, accounted for 3.2% of total Company sales.

During the 13 weeks ended August 1, 2015, B&N Retail had no store openings and one closing, and B&N College had 21 openings and nine closings.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
B&N Retail	$656,597	69.9%	$660,165	69.1%
B&N College	187,313	78.4%	178,656	79.0%
NOOK	36,021	66.3%	29,415	42.0%
Elimination	(14,774)	(27.2)%	(14,481)	(20.7)%

Total Cost of Sales and Occupancy	$865,157	71.1%	$853,755	69.0%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, management service agreement costs with schools, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended August 1, 2015, cost of sales and occupancy increased $11.4 million, or 1.3%, to $865.2 million from $853.8 million during the 13 weeks ended August 2, 2014. Cost of sales and occupancy increased as a percentage of sales to 71.1% from 69.0% during the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 69.9% from 69.1%, or 80 basis points, during the same period one year ago. This increase was primarily attributable to lower warranty reimbursements, which increased cost of sales and occupancy as a percentage of sales by 50 basis points, higher occupancy costs, which increased cost of sales and occupancy as a percentage of sales by 20 basis points, and expense deleverage on the sales decline, which increased cost of sales and occupancy as a percentage of sales by 20 basis points.

•	B&N College cost of sales and occupancy decreased as a percentage of sales to 78.4% from 79.0% during the same period one year ago due to product mix and the margin impact of increased recognition of previously deferred textbook rentals, which decreased cost of sales and occupancy as a percentage of sales in a lower volume, non-rush period.

•	NOOK cost of sales and occupancy increased as a percentage of sales to 66.3% from 42.0% during the same period one year ago. The prior year included a $6.8 million favorable reduction in costs of goods sold on renegotiated parts and components liabilities and a $5.7 million favorable benefit from the adjustment of lease accounting items to reflect the impact of the Palo Alto relocations. This benefit, net of closing costs, was primarily driven by the reversal of previously deferred rent liabilities upon exiting the facility. Excluding these favorable items, NOOK margin rates declined on a higher mix of lower margin devices sold in the quarter.

Gross Margin

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
B&N Retail	$282,401	30.1%	$294,642	30.9%
B&N College	51,670	21.6%	47,438	21.0%
NOOK	18,314	46.3%	40,612	73.1%

Total Gross Margin	$352,385	28.9%	$382,692	31.0%

The Company’s consolidated gross margin decreased $30.3 million, or 7.9%, to $352.4 million during the 13 weeks ended August 1, 2015 from $382.7 million during the 13 weeks ended August 2, 2014. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
B&N Retail	$237,289	25.3%	$228,502	23.9%
B&N College	85,795	35.9%	79,441	35.1%
NOOK	35,690	90.2%	45,198	81.4%

Total Selling and Administrative Expenses	$358,774	29.5%	$353,141	28.6%

Selling and administrative expenses increased $5.6 million, or 1.6%, to $358.8 million during the 13 weeks ended August 1, 2015 from $353.1 million during the 13 weeks ended August 2, 2014. Selling and administrative expenses increased as a percentage of sales to 29.5% from 28.6% as compared to the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 25.3% from 23.9% during the same period one year ago. The increase was attributable to a number of factors, including higher store payroll, which increased selling and administrative expenses as a percentage of sales by 45 basis points primarily on wage increases. Store productivity held at prior year levels despite the comparable store sales growth on increased merchandising initiatives. In addition, selling and administrative expenses as a percentage of sales increased on higher separation-related costs (20 basis points), higher recruiting fees (5 basis points) and additional pension costs related to the expected termination (10 basis points). Year-over-year professional fees also increased as a percentage of sales by 15 basis points. The remaining increase was attributable to sales deleverage and the general timing of expenses.

•	B&N College selling and administrative expenses increased as a percentage of sales to 35.9% from 35.1% during the same period one year ago primarily due to higher store payroll and operating expenses, primarily in new stores in a low volume sales quarter.

•	NOOK selling and administrative expenses increased as a percentage of sales to 90.2% from 81.4% during the same period one year ago primarily due to sales deleverage. On a dollar basis, expenses declined $9.5 million primarily on cost rationalization efforts, including lower payroll-related and consulting costs, as well as lower variable costs on the sales decline, partially offset by higher severance costs.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
B&N Retail	$24,780	2.6%	$27,404	2.9%
B&N College	13,100	5.5%	12,544	5.5%
NOOK	8,873	22.4%	10,321	18.6%

Total Depreciation and Amortization	$46,753	3.8%	$50,269	4.1%

During the 13 weeks ended August 1, 2015, depreciation and amortization decreased $3.5 million, or 7.0%, to $46.8 million from $50.3 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings at B&N Retail, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended
Dollars in thousands	August 1, 2015	% of Sales	August 2, 2014	% of Sales
B&N Retail	$20,332	2.2%	$38,736	4.1%
B&N College	(47,225)	(19.8)%	(44,547)	(19.7)%
NOOK	(26,249)	(66.4)%	(14,907)	(26.8)%

Total Operating Loss	$(53,142)	(4.4)%	$(20,718)	(1.7)%

The Company’s consolidated operating loss increased $32.4 million, or 156.5%, to an operating loss of $53.1 million during the 13 weeks ended August 1, 2015 from an operating loss of $20.7 million during the 13 weeks ended August 2, 2014. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014	% Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$2,922	$5,920	(50.6)%

Net interest expense and amortization of deferred financing fees decreased $3.0 million, or 50.6%, to $2.9 million during the 13 weeks ended August 1, 2015 from $5.9 million from the same period one year ago. This decrease was primarily due to lower interest related to the repayment of the Junior Seller Note in September 2014.

Income Taxes

	13 weeks ended
Dollars in thousands	August 1, 2015	Effective Rate	August 2, 2014	Effective Rate
Income Taxes	$(21,190)	37.8%	$1,811	(6.8)%

The Company recorded an income tax benefit of $21.2 million during the 13 weeks ended August 1, 2015 compared with an income tax provision of $1.8 million during the 13 weeks ended August 2, 2014. The Company’s effective tax rate was 37.8% and (6.8)% for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. The higher effective tax rate during the 13 weeks ended August 1, 2015 was due primarily to the impacts of permanent items such as meals and entertainment, non-deductible executive compensation, and the impact of accrued interest associated with uncertain tax positions. The higher effective tax rate in comparison to prior year was due to the fact that the Company is not recording a valuation allowance, except with respect to certain separate state income tax jurisdictions, for the 13 weeks ended August 1, 2015 as compared to the 13 weeks ended August 2, 2014. Additionally, the Company recorded the tax implications of the Microsoft agreement in the 13 weeks ended August 2, 2014 which do not impact the August 1, 2015 provision as a result of the termination of the Microsoft agreement in December 2014.

Net Loss

	13 weeks ended
Dollars in thousands	August 1, 2015	August 2, 2014
Net Loss Attributable to Barnes & Noble, Inc.	$(34,874)	$(28,449)

As a result of the factors discussed above, the Company reported consolidated net loss of $34.9 million during the 13 weeks ended August 1, 2015, compared with consolidated net loss of $28.4 million during the 13 weeks ended August 2, 2014.

Critical Accounting Policies

During the first quarter of fiscal 2016, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s online and other initiatives, effects on Barnes & Noble and its remaining businesses resulting from the separation of Barnes & Noble Education, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, risks associated with the restatement contained in, the delayed filing of, and the material weakness in internal controls described in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013, risks associated with the SEC investigation disclosed in the quarterly report on Form 10-Q for the fiscal quarter ended October 26, 2013, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of August 1, 2015, the Company’s cash and cash equivalents totaled approximately $37.2 million. A 25 basis point increase in interest rates would have increased the Company’s interest income by $0.0 million in the first quarter of fiscal 2016. Conversely, a 25 basis point decrease in interest rates would have reduced interest income by $0.0 million in the first quarter of fiscal 2016.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had no borrowings under its credit facility at August 1, 2015 and August 2, 2014. A 25 basis point increase in interest rates would have increased the Company’s interest expense by $0.0 million in the first quarter of fiscal 2016. Conversely, a 25 basis point decrease in interest rates would have reduced interest expense by $0.0 million in the first quarter of fiscal 2016.

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

On September 2, 2015, the Company and TPL entered into an agreement to settle the case without the need for further litigation.

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

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. The Court then heard argument from both parties as to what steps should next occur. After considering the parties’ respective arguments, the Court has decided to first hear post-trial motions on the jury’s infringement and validity determinations. After full briefing, the Court will hear oral argument on September 28, 2015.

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

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. On June 16, 2015 the court granted-in-part the Company’s motion to dismiss to the extent certain California unfair business practices and false advertising claims sought restitution or injunctive relief and denied-in-part the Company’s motion to dismiss as to the remaining claims. The surviving claims are for breach of contract under New York law, violation of the California Consumers Legal Remedies Act, and violation of two New York consumer protection statutes. The parties currently are engaging in discovery. On July 30, 2015, plaintiff filed a motion for class certification; the Company’s opposition is due on September 17, 2015 and a hearing on the motion is scheduled on November 6, 2015. All dates for the case have been scheduled, including a trial date of May 3, 2016.

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

Securities and Exchange Commission (SEC) Investigation

On October 16, 2013, the SEC’s New York Regional office notified the Company that it had commenced an investigation into: (1) the Company’s restatement of earnings announced on July 29, 2013, and (2) a separate matter related to a former non-executive employee’s allegation that the Company improperly allocated certain Information Technology expenses between its NOOK and Retail segments for purposes of segment reporting. The SEC staff has informed the Company that, with respect to these matters, it does not intend to recommend any enforcement action. The SEC staff has identified an additional matter, related to Rule 21F-17 of the Dodd-Frank Act, resulting from certain historical confidentiality provisions in agreements with employees. The Company is in the process of discussing a potential negotiated resolution of this issue with the SEC staff in order to close the investigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2015 – May 30, 2015	34,751	$23.03	—	$2,470,561
May 31, 2015 – June 4, 2015	13,988	$24.45	—	$2,470,561
July 5, 2015 – August 1, 2015	2,568	$25.93	—	$2,470,561

Total	51,307	$23.56	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2009 Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On May 15, 2007, the Company announced its Board of Directors authorized a stock repurchase program for the purchase of up to $400.0 million of the Company’s common stock. The maximum dollar value of common stock that may yet be purchased under this program is approximately $2.5 million as of August 1, 2015.

Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. As of August 1, 2015, the Company has repurchased 34,892,057 shares at a cost of approximately $1.08 billion. The repurchased shares are held in treasury.

Item 6.	Exhibits

2.1	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 14, 2015)

10.1	Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.2	Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.3	Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.4	Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.5	Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.6	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Ronald D. Boire (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 2, 2015)

10.7	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Jaime Carey (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 2, 2015)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer
(principal financial officer)

By:	/s/ PETER M. HERPICH
Peter M. Herpich
Vice President and Corporate Controller
(principal accounting officer)

September 10, 2015

EXHIBIT INDEX

2.1	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 14, 2015)

10.1	Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.2	Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.3	Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.4	Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.5	Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated August 3, 2015)

10.6	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Ronald D. Boire (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 2, 2015)

10.7	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Jaime Carey (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 2, 2015)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Filed with this Form 10-Q.