Form 10-Q
period 2015-10-31
BARNES & NOBLE INC
filed 2015-12-04
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 30, 2015, 76,469,214 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 64,414 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 31, 2015

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$894,654	936,544	$1,873,213	1,946,897
Cost of sales and occupancy	624,868	650,813	1,303,329	1,326,564

Gross profit	269,786	285,731	569,884	620,333

Selling and administrative expenses	290,281	297,914	562,411	571,647
Depreciation and amortization	35,064	36,954	68,717	74,679

Operating loss	(55,559)	(49,137)	(61,244)	(25,993)
Interest expense, net and amortization of deferred financing fees	2,338	5,288	5,257	11,202

Loss before taxes	(57,897)	(54,425)	(66,501)	(37,195)
Income taxes	(30,694)	(49,316)	(31,547)	(34,109)

Net loss from continuing operations	$(27,203)	(5,109)	$(34,954)	(3,086)
Net income (loss) from discontinued operations	(12,023)	17,407	(39,146)	(13,065)

Net income (loss)	$(39,226)	12,298	$(74,100)	(16,151)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.36)	(0.16)	$(0.64)	(0.21)
Income (loss) from discontinued operations	(0.16)	0.28	(0.55)	(0.22)

Net income (loss) per common share	$(0.52)	0.12	$(1.20)	(0.43)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.36)	(0.16)	$(0.64)	(0.21)
Income (loss) from discontinued operations	(0.16)	0.28	(0.55)	(0.22)

Net income (loss) per common share	$(0.52)	0.12	$(1.20)	(0.43)

Weighted average common shares outstanding
Basic	75,557	59,343	70,552	59,289
Diluted	75,557	59,343	70,552	59,289

Dividends declared per common share	$0.15	—	$0.30	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income (loss)	$(39,226)	12,298	$(74,100)	(16,151)
Other comprehensive loss, net of tax:
Increase in minimum pension liability (net of deferred tax expense of $0)	—	—	—	(15,747)

Total comprehensive income (loss)	$(39,226)	12,298	$(74,100)	(31,898)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	October 31, 2015	November 1, 2014	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,367	31,869	14,646
Receivables, net	82,355	76,505	60,265
Merchandise inventories, net	1,219,878	1,203,988	995,738
Prepaid expenses and other current assets	148,589	91,180	93,965
Short-term deferred taxes	117,816	117,819	117,816
Current assets of discontinued operations	—	786,725	472,618

Total current assets	1,582,005	2,308,086	1,755,048

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,061,527	1,071,489	1,057,975
Fixtures and equipment	1,573,300	1,687,368	1,531,315

	2,637,368	2,761,398	2,591,831
Less accumulated depreciation and amortization	2,314,184	2,395,347	2,250,096

Net property and equipment	323,184	366,051	341,735

Goodwill	215,197	219,119	215,197
Intangible assets, net	315,038	316,921	315,653
Other noncurrent assets	12,302	11,902	7,905
Noncurrent assets of discontinued operations	—	617,737	619,701

Total assets	$2,447,726	3,839,816	3,255,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$730,387	761,259	484,574
Accrued liabilities	325,393	315,880	326,660
Gift card liabilities	330,474	328,403	358,146
Current liabilities of discontinued operations	—	545,320	303,613

Total current liabilities	1,386,254	1,950,862	1,472,993

Long-term debt	192,000	64,000	—
Long-term deferred taxes	133,611	146,537	133,611
Other long-term liabilities	153,435	339,438	162,209
Noncurrent liabilities of discontinued operations	—	131,205	101,009
Redeemable Preferred Shares; $0.001 par value; 5,000 shares authorized; 0, 204 and 204 shares issued, respectively	—	195,428	196,059
Preferred Membership Interests in NOOK Media, LLC	—	384,282	—

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 110,595, 93,956 and 98,115 shares issued, respectively	111	94	98
Additional paid-in capital	1,731,696	1,409,088	1,927,997
Accumulated other comprehensive loss	(16,533)	(27,520)	(16,533)
Retained earnings	(51,045)	318,471	357,512
Treasury stock, at cost, 34,961, 34,519 and 34,841 shares, respectively	(1,081,803)	(1,072,069)	(1,079,716)

Total shareholders’ equity	582,426	628,064	1,189,358

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,447,726	3,839,816	3,255,239

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 31, 2015

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 2, 2015	$98	1,927,997	(16,533)	357,512	(1,079,716)	$1,189,358

Net loss	—	—	—	(74,100)	—	(74,100)
Exercise of 59 common stock options	1	606	—	—	—	607
Stock options and restricted stock tax benefits	—	1,708	—	—	—	1,708
Stock-based compensation expense	—	8,632	—	—	—	8,632
Accretive dividend on preferred stockholders and membership interests	—	—	—	(4,204)	—	(4,204)
Inducement fee paid upon conversion of Series J preferred stock	—	—	—	(3,657)	—	(3,657)
Cash dividends declared	—	—	—	(23,359)	—	(23,359)
Accrued dividends for long-term incentive awards	—	—	—	(190)	—	(190)
Treasury stock acquired, 121 shares	—	—	—	—	(2,087)	(2,087)
Dividend to preferred shareholders paid in shares	—	1,783	—	(1,783)	—	—
Common shares issued upon conversion of Series J preferred stock	12	200,250	—	—	—	200,262
Cash settlement of equity award	—	(8,022)	—	—	—	(8,022)
Separation of B&N Education	—	(401,258)	—	(301,264)	—	(702,522)

Balance at October 31, 2015	$111	1,731,696	(16,533)	(51,045)	(1,081,803)	$582,426

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 26 weeks ended October 31, 2015 and November 1, 2014

(In thousands)

(unaudited)

	26 weeks ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net loss	$(74,100)	(16,151)
Net loss from discontinued operations	(39,146)	(13,065)

Net loss from continuing operations	$(34,954)	(3,086)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	71,027	77,419
Stock-based compensation expense	7,944	11,268
Loss on disposal of property and equipment	1,171	1,785
Decrease in other long-term liabilities	(8,774)	(25,118)
Changes in operating assets and liabilities, net	(79,097)	(172,754)

Net cash flows used in operating activities	(42,683)	(110,486)

Cash flows from investing activities:
Purchases of property and equipment	(50,721)	(48,198)
Net increase in other noncurrent assets	(1,007)	(259)

Net cash flows used in investing activities	(51,728)	(48,457)

Cash flows from financing activities:
Cash dividends paid to common shareholders	(23,359)	—
Cash dividends paid to preferred shareholders	(3,941)	(8,144)
Proceeds from credit facility	436,200	132,800
Payments on credit facility	(244,200)	(68,800)
Payment of new credit facility related fees	(5,701)	—
Cash settlement of equity award	(8,022)	—
Inducement fee paid upon conversion of Series J preferred stock	(3,657)	—
Net proceeds from Microsoft commercial agreement financing arrangement	—	42,243
Payment of Junior Seller Note	—	(127,250)
Proceeds from exercise of common stock options	607	436
Purchase of treasury stock	(2,087)	(2,960)
Excess tax benefit from stock-based compensation	1,755	695

Net cash flows provided by (used in) financing activities	147,595	(30,980)

Cash flows from discontinued operations:
Operating cash flows	(81,643)	165,083
Investing cash flows	(16,505)	(30,546)
Financing cash flows (including cash at date of Spin-Off)	(16,029)	—

Net cash flows used in discontinued operations	(114,177)	134,537

Net decrease in cash and cash equivalents	(60,993)	(55,386)
Cash and cash equivalents at beginning of period	74,360	340,171

Cash and cash equivalents at end of period	13,367	284,785
Cash and cash equivalents of discontinued operations	—	(252,916)

Cash and cash equivalents at end of period	$13,367	31,869

Changes in operating assets and liabilities, net:
Receivables, net	$(22,090)	28,475
Merchandise inventories	(224,140)	(244,698)
Prepaid expenses and other current assets	(54,624)	(25,444)
Accounts payable and accrued liabilities	221,757	68,913

Changes in operating assets and liabilities, net	$(79,097)	(172,754)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,569	12,768
Income taxes (net of refunds)	$6,471	24,192
Non-cash financing activity:
Accrued dividend for long-term incentive awards	$190	—
Dividend to preferred stockholders paid in shares	$1,783	—
Issuance of common stock upon conversion of Series J preferred stock	$200,262	—
Accrued dividend on redeemable preferred stock	$—	3,941

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 31, 2015 and November 1, 2014

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 31, 2015 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended May 2, 2015 (fiscal 2015).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 31, 2015 are not indicative of the results expected for the 52 weeks ending April 30, 2016 (fiscal 2016).

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

3.	Discontinued Operations of Barnes & Noble Education

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been adjusted to include separation-related costs and exclude corporate allocations with B&N Retail and have been classified as discontinued operations in all periods presented.

Discontinued operations in the 13 weeks ended October 31, 2015 primarily consists of investment banking fees (as it directly relates to the Spin-Off) and separation–related costs. The 13 weeks ended November 1, 2014 includes pre-spin B&N Education results, separation-related costs and excludes corporate allocation adjustments with B&N Retail.

Discontinued operations in the 26 weeks ended October 31, 2015 primarily consists of pre-spin B&N Education results, investment banking fees (as it directly relates to the Spin-Off), separation–related costs and excludes corporate allocation adjustments with B&N Retail. The 26 weeks ended November 1, 2014 includes pre-spin B&N Education results, separation-related costs and excludes corporate allocation adjustments with B&N Retail.

The following unaudited financial information presents the discontinued operations for the 13 weeks and 26 weeks ended October 31, 2015 and November 1, 2014.

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$—	751,276	$238,983	977,370
Cost of sales and occupancy	—	577,120	186,697	755,124

Gross profit	—	174,156	52,286	222,246

Selling and administrative expenses	8,289	94,153	94,933	173,561
Depreciation and amortization	—	12,508	13,100	25,052

Operating profit (loss) from discontinued operations	(8,289)	67,495	(55,747)	23,633
Interest expense, net and amortization of deferred financing fees	—	14	3	19

Income (loss) before taxes from discontinued operations	(8,289)	67,481	(55,750)	23,614
Income taxes	3,734	50,074	(16,604)	36,679

Net income (loss) from discontinued operations	$(12,023)	17,407	$(39,146)	(13,065)

The following unaudited table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

	November 1, 2014	May 2, 2015
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$252,916	59,714
Receivables, net	81,978	38,311
Merchandise inventories, net	340,513	297,425
Prepaid expenses and other current assets	87,296	52,176
Short-term deferred taxes	24,022	24,992

Total current assets	786,725	472,618

Property and equipment:
Buildings and leasehold improvements	145,845	149,065
Fixtures and equipment	325,329	335,404

	471,174	484,469
Less accumulated depreciation and amortization	366,915	376,911

Net property and equipment	104,259	107,558

Goodwill	274,070	274,070
Intangible assets, net	203,316	198,190
Other noncurrent assets	36,092	39,883

Total assets classified as discontinued operations in the consolidated balance sheet	$1,404,462	1,092,319

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$422,900	170,490
Accrued liabilities	122,420	133,123

Total current liabilities	545,320	303,613
Long-term deferred taxes	70,210	66,916
Other long-term liabilities	60,995	34,093

Total liabilities classified as discontinued operations in the consolidated balance sheet	$676,525	404,622

4.	Resignation Charge

On August 2, 2015, Michael P. Huseby resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, which was contingent upon the successful separation of B&N Education. In connection with his termination of employment, he received severance payments based on the terms of his employment agreement with the Company, effective as of January 7, 2014. Under the terms of his employment agreement, upon a resignation for “Good Reason”, Mr. Huseby was entitled to receive lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding two completed years and (c) the cost of benefits. In addition, Mr. Huseby was entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement. As a result, Mr. Huseby received a severance payment equal to $7,742 and additionally was entitled to 300,000 shares of the Company’s common stock pursuant to the accelerated vesting of the equity-based awards, which were settled for cash based on the closing price of the Company’s common stock on the record date of the Spin-Off in an amount equal to $8,022. The net cash payments related to Mr. Huseby’s resignation totaled $15,764 during the second quarter ending October 31, 2015. Mr. Huseby’s 300,000 shares have been ratably expensed from the initial grant date thereby reducing the total resignation charge to $10,510 which was recorded within selling and administrative expenses during the second quarter ending October 31, 2015.

5.	Merchandise Inventories

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

6.	Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale or shipment, other than those with multiple elements and Free On Board (FOB) destination point shipping terms. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience. ECommerce revenue from sales of products ordered through the Company’s websites is recognized upon estimated delivery and receipt of the shipment by its customers. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

In accordance with ASC No. 605-25, Revenue Recognition, Multiple-Element Arrangements, and Accounting Standards Updates (ASU) No. 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale.

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis with the purchase of a NOOK® from the Company. Using the relative selling price described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK® and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS is deferred and recognized on a straight-line basis over the 2-year estimated life of a NOOK®.

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 4%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of October 31, 2015, November 1, 2014 and May 2, 2015 was $675, $5,146 and $2,406, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

The Company also pays certain vendors who distributed NOOK® a commission on the content sales sold through that device. The Company accounts for these transactions as a reduction in the sales price of the NOOK® based on historical trends of content sales and a liability is established for the estimated commission expected to be paid over the life of the product. The Company recognizes revenue of the content at the point of sale of the content. The Company records revenue from sales of digital content, sales of third-party extended warranties, service contracts and other products, for which the Company is not obligated to perform, and for which the Company does not meet the criteria for gross revenue recognition under ASC 605-45-45, Reporting Revenue Gross as a Principal versus Net as an Agent, on a net basis. All other revenue is recognized on a gross basis.

The Company rents physical textbooks. Revenue from the rental of physical textbooks is deferred and recognized over the rental period commencing at point of sale. The Company offers a buyout option to allow the purchase of a rented book at the end of the semester. The Company records the buyout purchase when the customer exercises and pays the buyout option price. In these instances, the Company would accelerate any remaining deferred rental revenue at the point of sale.

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

7.	Research and Development Costs for Software Products

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

8.	Internal-use Software and Website Development Costs

Direct costs incurred to develop software for internal-use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $17,258 and $22,801 during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively. Amortization of previously capitalized amounts was $8,156 and $7,012 during the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $15,242 and $13,974 during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

9.	Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s unvested restricted shares and unvested restricted stock units granted prior to July 15, 2015 and shares issuable under the Company’s deferred compensation plan are considered participating securities. Cash dividends to restricted stock units and performance-based stock units granted on or after July 15, 2015 are not distributed until and except to the extent that the restricted stock units vest, and in the case of performance-based stock units, until and except to the extent that the performance metrics are achieved or are otherwise deemed satisfied. Stock options do not receive cash dividends. As such, these awards are not considered participating securities.

Basic earnings per common share is calculated by dividing the net income, adjusted for preferred dividends and income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or two-class method. Other potentially dilutive securities include preferred stock, stock options, restricted stock units granted after July 15, 2015, and performance-based stock units and are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended October 31, 2015 and the 26 weeks ended October 31, 2015 and November 1, 2014, participating securities in the amounts of 2,330,973, 2,512,070 and 3,833,723, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options were 198,596, 66,002, 170,247 and 46,309, for the 13 weeks ended October 31, 2015 and November 1, 2014, and the 26 weeks ended October 31, 2015 and November 1, 2014, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator for basic income (loss) per share:
Net loss from continuing operations attributable to Barnes & Noble, Inc.	$(27,203)	(5,109)	$(34,954)	(3,086)
Inducement fee paid upon conversion of Series J preferred stock	—	—	(3,657)	—
Preferred stock dividends	—	(3,941)	—	(7,883)
Preferred stock dividends paid in shares	—	—	(1,783)	—
Accretion of dividends on preferred stock	—	(758)	(4,204)	(1,516)
Less allocation of dividends to participating securities	(332)	—	(692)	—
Less allocation of undistributed earnings to participating securities	—	587	—	—

Net loss from continuing operations available to common shareholders	$(27,535)	(9,221)	$(45,290)	(12,485)
Net income (loss) from discontinued operations attributable to Barnes & Noble, Inc.	(12,023)	17,407	(39,146)	(13,065)
Less allocation of undistributed earnings to participating securities	—	(1,042)	—	—

Net income (loss) from discontinued operations available to common shareholders	(12,023)	16,365	(39,146)	(13,065)

Net income (loss) available to common shareholders	$(39,558)	7,144	$(84,436)	(25,550)

Numerator for diluted income (loss) per share:
Net loss from continuing operations available to common shareholders	$(27,535)	(9,221)	$(45,290)	(12,485)
Preferred stock dividends (a)	—	—	—	—
Accretion of dividends on preferred stock (a)	—	—	—	—
Allocation of undistributed earnings to participating securities	—	587	—	—
Less diluted allocation of undistributed earnings to participating securities	—	(587)	—	—

Net loss from continuing operations available to common shareholders	$(27,535)	(9,221)	$(45,290)	(12,485)
Net income (loss) from discontinued operations available to common shareholders	(12,023)	16,365	(39,146)	(13,065)
Allocation of undistributed earnings to participating securities	—	1,042	—	—
Less diluted allocation of undistributed earnings to participating securities	—	(1,042)	—	—

Net income (loss) from discontinued operations available to common shareholders	(12,023)	16,365	(39,146)	(13,065)

Net income (loss) available to common shareholders	$(39,558)	7,144	$(84,436)	(25,550)

Denominator for basic income (loss) per share:
Basic weighted average common shares	75,557	59,343	70,552	59,289

Denominator for diluted income (loss) per share:
Basic weighted average common shares	75,557	59,343	70,552	59,289
Preferred shares (a)	—	—	—	—
Average dilutive options (a)	—	—	—	—

Diluted weighted average common shares	75,557	59,343	70,552	59,289

Basic income (loss) per common share:
Loss from continuing operations	$(0.36)	(0.16)	$(0.64)	(0.21)
Income (loss) from discontinued operations	(0.16)	0.28	(0.55)	(0.22)

Basic income (loss) per common share	$(0.52)	0.12	$(1.20)	(0.43)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.36)	(0.16)	$(0.64)	(0.21)
Income (loss) from discontinued operations	(0.16)	0.28	(0.55)	(0.22)

Diluted income (loss) per common share	$(0.52)	0.12	$(1.20)	(0.43)

(a)	Although the Company was in a net income position during the 13 weeks ended November 1, 2014, the dilutive effect of the Company’s convertible preferred shares and stock options were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.

10.	Segment Reporting

The Company’s two operating segments are: B&N Retail and NOOK.

B&N Retail

This segment includes 647 bookstores as of October 31, 2015, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
B&N Retail	$860,705	888,159	$1,799,703	1,842,966
NOOK	43,496	63,866	97,831	133,893
Elimination	(9,547)	(15,481)	(24,321)	(29,962)

Total	$894,654	936,544	$1,873,213	1,946,897

Sales by Product Line	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Media (a)	71%	71%	72%	72%
Digital (b)	5%	7%	6%	8%
Other (c)	24%	22%	22%	20%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
B&N Retail	$26,446	26,968	$51,226	54,372
NOOK	8,618	9,986	17,491	20,307

Total	$35,064	36,954	$68,717	74,679

Operating Profit (Loss)	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
B&N Retail	$(25,662)	(2,756)	$(5,138)	34,830
NOOK	(29,897)	(46,381)	(56,106)	(60,823)

Total	$(55,559)	(49,137)	$(61,244)	(25,993)

Capital Expenditures	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
B&N Retail	$24,780	19,376	$44,545	35,284
NOOK	3,254	4,964	6,176	12,914

Total	$28,034	24,340	$50,721	48,198

Total Assets (d)	October 31, 2015	November 1, 2014
B&N Retail	$2,030,792	2,018,388
NOOK	416,934	416,966
Discontinued Operations	—	1,404,462

Total	$2,447,726	3,839,816

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Reportable segments operating loss	$(55,559)	(49,137)	$(61,244)	(25,993)
Interest expense, net and amortization of deferred financing costs	2,338	5,288	5,257	11,202

Consolidated loss before taxes	$(57,897)	(54,425)	$(66,501)	(37,195)

11.	Intangible Assets and Goodwill

	Useful Life	As of October 31, 2015
Amortizable Intangible Assets:		Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,385)	$1,325
Distribution contracts	10	8,325	(7,757)	568
Other	3-10	6,271	(6,260)	11

		$25,306	(23,402)	$1,904

Unamortizable Intangible Assets:
Trade name	$293,400
Publishing contracts	19,734

$313,134

Total amortizable and unamortizable intangible assets	$315,038

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, with the exception of certain other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 26 weeks ended October 31, 2015	$615
For the 26 weeks ended November 1, 2014	$3,215

Estimated Amortization Expense:
(12 months ending on or about April 30)
2016	$974
2017	$705
2018	$524
2019	$314

The carrying amount of goodwill as of October 31, 2015 is $215,197.

12.	Gift Cards

The Company sells gift cards, which can be used in its stores, on www.barnesandnoble.com, on NOOK® devices and at B&N Education stores. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to recognize revenue associated with gift cards. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $5,198 and $5,462 during the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $10,588 and $11,133 during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively. The Company had gift card liabilities of $330,474 and $328,403 as of October 31, 2015 and November 1, 2014, respectively.

13.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, the Microsoft Commercial Agreement financing transaction (see Note 19), tax liabilities and reserves, and long-term insurance liabilities. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at October 31, 2015, November 1, 2014 and May 2, 2015:

	October 31, 2015	November 1, 2014	May 2, 2015
Deferred rent	$79,422	96,365	90,871
Tax liabilities and reserves	43,090	11,682	43,090
Insurance liabilities	15,878	15,333	15,277
Microsoft Commercial Agreement financing transaction (see Note 19)	—	183,211	—
Pension liability (see Note 18)	—	19,359	—
Other	15,045	13,488	12,971

Total other long-term liabilities	$153,435	339,438	162,209

14.	Income Taxes

The Company recorded an income tax benefit of $30,694 on a pre-tax loss of $57,897 during the 13 weeks ended October 31, 2015, which represented an effective income tax rate of 53.0%. The Company recorded an income tax benefit of $49,316 on pre-tax loss of $54,425 during the 13 weeks ended November 1, 2014, which represented an effective income tax rate of 90.6%.

The Company recorded an income tax benefit of $31,547 on a pre-tax loss of $66,501 during the 26 weeks ended October 31, 2015, which represented an effective income tax rate of 47.4%. The Company recorded an income tax benefit of $34,109 on pre-tax loss of $37,195 during the 26 weeks ended November 1, 2014, which represented an effective income tax rate of 91.7%.

The income tax benefit for the 13 and 26 weeks ended October 31, 2015 and November 1, 2014 respectively includes the impact of permanent items such as meals and entertainment, non-deductible executive compensation, changes in uncertain tax positions and the impact of filing the income tax returns. In the current year the Company no longer maintains a valuation allowance against its tax assets, except with respect to certain separate state income tax jurisdictions. Additionally, in the prior year the Company recorded the tax implications of the Microsoft agreement in the 13 and 26 weeks ended November 1, 2014 which do not impact the 13 and 26 weeks ended October 31, 2015 as a result of the termination of the Microsoft agreement in December 2014.

15.	Fair Values of Financial Instruments

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

16.	Credit Facility

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700,000 (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility. The New $700,000 Credit Facility replaced the $1,000,000 Credit Facility. Proceeds from the New Credit Facility are expected to be used for general corporate purposes, including seasonal working capital needs.

The Company and certain of its subsidiaries will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250,000, subject to certain restrictions.

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

The Company wrote off $460 of deferred financing fees related to the Credit Facility during the 13 weeks ended October 31, 2015 and the remaining unamortized deferred financing fees of $3,542 were deferred and will be amortized over the five-year term of the New Credit Facility. The Company also incurred $5,701 of fees to secure the New Credit Facility, which will be amortized over the five-year term accordingly.

The Company had $192,000 of outstanding debt under the New Credit Facility as of October 31, 2015 and $64,000 of outstanding debt under the previous Credit Facility as of November 1, 2014. The Company had $48,318 of outstanding letters of credit under its New Credit Facility as of October 31, 2015 compared with $66,859 under the previous Credit Facility as of November 1, 2014.

17.	Stock-Based Compensation

For the 13 and 26 weeks ended October 31, 2015 and November 1, 2014, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Restricted Stock Expense	$150	283	$390	551
Restricted Stock Units Expense	4,278	5,808	6,914	9,224
Performance-Based Stock Unit Expense	183	—	250	—
Stock Option Expense	181	1,290	390	1,493

Stock-Based Compensation Expense	$4,792	7,381	$7,944	11,268

18.	Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continued to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively.

On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. The Pension Plan termination was effective November 1, 2014 and the accrued benefit for active participants was vested as of such date. As a result of the Pension Plan termination, pension liability and other comprehensive loss increased by $15,747, before tax, during the 26 weeks ended November 1, 2014. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Pension Plan. The pension liability will be settled in either a lump sum payment or a purchased annuity. A special lump sum opportunity was offered to terminated vested participants in the Pension Plan during the 13 weeks ended November 1, 2014, which triggered settlement accounting in the period ending January 31, 2015. The settlement represents 735 participants who elected to receive a lump sum of their benefit, totaling $15,190. The distributions primarily took place in December 2014 and resulted in a settlement charge of $7,317, which was reclassified from other comprehensive income to selling and administrative expenses during fiscal 2015. The net impact of the Pension Plan termination, special lump sum opportunity, settlement accounting and remeasurement and regular plan experience, was an increase in pension liability of $3,062 and a decrease in other comprehensive income of $6,503, before tax, in fiscal 2015. There will be another lump sum opportunity available to the remaining 2,300 active and terminated vested participants at the final Pension Plan termination distribution date. Currently, there is not enough information available to determine the ultimate charge of the termination. The actuarial assumptions used to calculate pension costs are typically reviewed annually. In light of the resolution to terminate the Pension Plan, the assumptions used to calculate the pension costs are reviewed quarterly. Pension expense was $1,435 and $778 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $2,682 and $1,385 for the 26 weeks ended October 31, 2015 and November 1, 2014, respectively. Pension liabilities of $14,216 as of May 2, 2015 were reclassified to short-term as the plan termination is expected to be settled within twelve months. Pension liabilities were $11,799 at October 31, 2015 and recorded within accrued liabilities. The Pension Plan received a favorable determination letter, dated October 15, 2015, from the IRS. This determination letter rules that the termination of the Pension Plan, as amended, does not affect its tax-qualified status.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,661 and $2,933 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $6,173 and $6,450 for the 26 weeks ended October 31, 2015 and November 1, 2014, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 and $38 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $75 and $75 for the 26 weeks ended October 31, 2015 and November 1, 2014, respectively.

19.	Microsoft Investment

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

20.	Pearson

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

21.	Samsung Commercial Agreement

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

22.	Palo Alto Lease

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

23.	Series J Preferred Stock

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

As a result of the transactions described above, all shares of Series J Preferred were retired by the Company and are no longer outstanding.

24.	Shareholders’ Equity

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan intends to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of October 31, 2015, the Company has repurchased 34,961,275 shares at a cost of approximately $1,081,803 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

25.	Legal Proceedings

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

Beginning October 7, 2014, through and including October 22, 2014, the case was tried to a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ’851 patent, and infringement with respect to the ’501 and ’703 patents. It awarded damages in the amount of $1,330. The jury further found no willful infringement with respect to any patent.

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ’501 Patent) the jury found to have been infringed. The Court then heard argument from both parties as to what steps should next occur. After considering the parties’ respective arguments, the Court has decided to first hear post-trial motions on the jury’s infringement and validity determinations.

On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, which, if decided in B&N’s favor, could overturn the jury’s findings of liability and damages altogether.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. On June 16, 2015 the court granted-in-part the Company’s motion to dismiss to the extent certain California unfair business practices and false advertising claims sought restitution or injunctive relief and denied-in-part the Company’s motion to dismiss as to the remaining claims. The surviving claims are for breach of contract under New York law, violation of the California Consumers Legal Remedies Act, and violation of two New York consumer protection statutes. The parties currently are engaging in discovery. On July 30, 2015, plaintiff filed a motion for class certification; the Company’s opposition was filed on September 17, 2015 and the court held a hearing on the motion on November 6, 2015. All dates for the case have been scheduled, including a trial date of May 3, 2016.

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

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc., Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration).

Securities and Exchange Commission (SEC) Investigation

On October 16, 2013, the SEC’s New York Regional office notified the Company that it had commenced an investigation into: (1) the Company’s restatement of earnings announced on July 29, 2013, and (2) a separate matter related to a former non-executive employee’s allegation that the Company improperly allocated certain Information Technology expenses between its NOOK and Retail segments for purposes of segment reporting. The SEC staff subsequently identified an additional matter, related to Rule 21F-17 of the Dodd-Frank Act, resulting from certain historical confidentiality provisions in agreements with employees. The SEC staff has informed the Company that, with respect to all of these matters, it does not intend to recommend any enforcement action.

26.	Recent Accounting Pronouncements

In July 2015, the FASB issued an ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of adoption on its consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240, Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

Effective May 3, 2015, the Company was required to adopt ASU No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company has classified the Spin-Off of Barnes & Noble Education as a discontinued operations in the second quarter ended October 31, 2015.

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

Discontinued Operations

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been adjusted to include separation-related costs and exclude corporate allocations with B&N Retail and have been classified as discontinued operations in all periods presented. Additionally, discontinued operations include investment banking fees (as it directly relates to the Spin Off), separation-related costs and excludes corporate allocation adjustments with B&N Retail.

Liquidity and Capital Resources

The primary sources of Barnes & Noble’s cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility expiring on April 29, 2016.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700.0 million (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility. The New $700.0 million Credit Facility replaced the $1.0 billion Credit Facility. Proceeds from the New Credit Facility are expected to be used for general corporate purposes, including seasonal working capital needs.

The Company and certain of its subsidiaries will be permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the New Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250.0 million, subject to certain restrictions.

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

The Company wrote off $0.5 million of deferred financing fees related to the Credit Facility during the 13 weeks ended October 31, 2015 and the remaining unamortized deferred financing fees of $3.5 million were deferred and will be amortized over the five-year term of the New Credit Facility. The Company also incurred $5.7 million of fees to secure the New Credit Facility, which will be amortized over the five-year term accordingly.

The Company incurred $7.0 million of investment banking fees directly related to the Spin-Off and has been classified as discontinued operations during the 13 weeks ended October 31, 2015.

The Company’s cash and cash equivalents were $13.4 million as of October 31, 2015, compared with $31.9 million as of November 1, 2014. The decrease in cash and cash equivalents of $18.5 million versus the prior year period includes changes in working capital and cash flows as outlined below.

Net cash flows used in operating activities for the 26 weeks ended October 31, 2015 were $42.7 million, as compared to net cash flows used in operating activities of $110.5 million for the 26 weeks ended November 1, 2014. The favorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities for the 26 weeks ended October 31, 2015 were $51.7 million, as compared to net cash flows used in investing activities of $48.5 million for the 26 weeks ended November 1, 2014. The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores and enhancements to systems and the website. Capital expenditures totaled $50.7 million and $48.2 million during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively.

Net cash flows provided by financing activities for the 26 weeks ended October 31, 2015 were $147.6 million, as increased net borrowings were partially offset by current and preferred dividends, fees incurred to enter into the New Credit Facility, share repurchases and other financing activities. Net cash flows used in financing activities of $31.0 million for the 26 weeks ended November 1, 2014 included the repayment of the junior seller note and preferred dividends, offset by increased borrowings and Microsoft proceeds.

The Company had $192.0 million in borrowings under its credit facility at October 31, 2015 and $64.0 million in borrowings at November 1, 2014. The Company had $48.3 million of outstanding letters of credit as of October 31, 2015 compared with $66.9 million as of November 1, 2014.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net increased $5.9 million, or 7.6%, to $82.4 million as of October 31, 2015, compared to $76.5 million as of November 1, 2014.

•	Merchandise inventories increased $15.9 million, or 1.3%, to $1.220 billion as of October 31, 2015, compared to $1.204 billion as of November 1, 2014. Retail inventories increased $22.5 million, or 1.9%, primarily on planned increases to support merchandising initiatives and core comparable sales growth. NOOK inventories decreased $6.6 million, or 25.3%, versus the prior year on the lower expected device volume.

•	Prepaid expenses and other current assets increased $57.4 million, or 63.0%, to $148.6 million as of October 31, 2015, compared to $91.2 million as of November 1, 2014 primarily due to tax differences.

•	Short-term deferred taxes remained flat at $117.8 million as of October 31, 2015 as compared to November 1, 2014.

•	Property and equipment, net decreased $42.9 million, or 11.7%, to $323.2 million as of October 31, 2015, compared to $366.1 million as of November 1, 2014 as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $1.9 million, or 0.6%, to $315.0 million as of October 31, 2015, compared to $316.9 million as of November 1, 2014 on additional amortization.

•	Other noncurrent assets increased $0.4 million, or 3.4%, to $12.3 million as of October 31, 2015, compared to $11.9 million as of November 1, 2014. Amortization of prior facility financing fees over the past twelve months primarily offset new financing fees related to the New Credit Facility.

•	Accounts payable decreased $30.9 million, or 4.1%, to $730.4 million as of October 31, 2015, compared to $761.3 million as of November 1, 2014. Accounts payable were 59.9% and 63.2% of merchandise inventory as of October 31, 2015 and November 1, 2014, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities increased $9.5 million, or 3.0%, to $325.4 million as of October 31, 2015, compared to $315.9 million as of November 1, 2014. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals. This increase was primarily due to an increase in the pension liability due to reclassification from long-term, partially offset by lower eBook settlement and device-related liabilities.

•	Gift card liabilities increased $2.1 million, or 0.6%, to $330.5 million as of October 31, 2015, compared to $328.4 million as of November 1, 2014. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $5.2 million and $5.5 million during the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $10.6 million and $11.1 million during the 26 weeks ended October 31, 2015 and November 1, 2014, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Long-term deferred taxes decreased $12.9 million, or 8.8%, to $133.6 million as of October 31, 2015, compared to $146.5 million as of November 1, 2014 primarily due to timing differences.

•	Other long-term liabilities decreased $186.0 million, or 54.8%, to $153.4 million as of October 31, 2015, compared to $339.4 million as of November 1, 2014 due to lower deferred rent, the settlement of the Microsoft commercial liability as a result of the purchase of Microsoft’s preferred membership interests in December 2014, lower tax reserves and reclassification of pension liability to short-term.

•	During July 2015, the outstanding Series J Preferred Stock was converted to shares of the Company’s Common Stock.

•	In December 2014, the Company re-acquired Microsoft and Pearson’s interest in NOOK Media, Inc. in exchange for $76.2 million cash and $76.2 million in common stock of Barnes & Noble.

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

The Company provided credits to eligible customers resulting from the settlements reached with certain publishers in antitrust lawsuits filed by various State Attorney Generals and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $44.2 million in total credits as a result of the settlement, which was funded by these publishers. During fiscal 2015, the Company received $31.9 million from these publishers related to this liability to the Company’s customers, all of which were activated by customers as of March 2015. The Company’s customers’ credits that were not activated by March 2015 expired.

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

Pursuant to the Agreement, NOOK Digital, after good faith consultations with Samsung and subject to Samsung’s agreement, selected Samsung tablet devices under development to be customized and co-branded by NOOK Digital. Such devices are produced by Samsung. The co-branded NOOK® tablet devices are sold by NOOK Digital through Barnes & Noble retail stores, www.barnesandnoble.com and www.nook.com.

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

On August 2, 2015, Michael P. Huseby resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, which was contingent upon the successful separation of B&N Education. In connection with his termination of employment, he received severance payments based on the terms of his employment agreement with the Company, effective as of January 7, 2014. Under the terms of his employment agreement, upon a resignation for “Good Reason”, Mr. Huseby was entitled to receive lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding two completed years and (c) the cost of benefits. In addition, Mr. Huseby was entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement. As a result, Mr. Huseby received a severance payment equal to $7.7 million and additionally was entitled to 300,000 shares of the Company’s common stock pursuant to the accelerated vesting of the equity-based awards, which were settled for cash based on the closing price of the Company’s common stock on the record date of the Spin-Off in an amount equal to $8.0 million. The net cash payments related to Mr. Huseby’s resignation totaled $15.7 million during the second quarter ending October 31, 2015. Mr. Huseby’s 300,000 shares have been ratably expensed from the initial grant date thereby reducing the total resignation charge to $10.5 million, which was recorded within selling and administrative expenses during the second quarter ending October 31, 2015.

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

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management. The Company’s two operating segments are B&N Retail and NOOK.

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

Business Overview

The Company’s financial performance has been significantly impacted by a number of factors over the past several years, including the growth of the digital book market and increased online competition. The Company derives the majority of its sales and cash flows from its B&N Retail stores.

In recent years, B&N Retail has experienced declining sales trends due to secular industry challenges, leading to lower comparable store sales, decreased online sales and store closures. The Company also experienced expense deleverage due to the declining sales trends. More recently, the Company benefited from favorable book industry trends, including a moderation of the growth of the digital book market. In addition, the Company implemented successful merchandising initiatives which improved traffic and sales trends, especially in its non-book businesses. The Company has also increased the size and scope of its in-store events, which now include nationwide campaigns, such as Get Pop-Cultured, that increase traffic and sales and further reinforce Barnes & Noble as a community center. The Company has also improved the display of book titles in its stores to make books easier to discover amongst its vast selection, which it believes has improved performance. The Company has also benefited from reduced physical bookstore competition in the marketplace, and continues to expect to benefit from further market consolidation as non-book retailers reduce their presence in the book category. The Company launched a new eCommerce platform in June 2015 and expected certain challenges that generally accompany any new site launch. However, the challenges were greater than anticipated and reduced traffic, as well as conversion. During the second quarter, the Company implemented a significant amount of website fixes intending to stabilize the site, increase traffic and improve the overall user experience. The Company plans to implement additional fixes after the holiday season intending to further improve the overall user experience and believes that in the long term the new platform will enable it to be more competitive in the marketplace.

NOOK represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, providing easy access to Barnes & Noble’s expansive digital collection of approximately four million eBooks, digital magazines and newspapers, while rationalizing its existing cost structure. As part of this commitment, the Company entered into a partnership with Samsung to develop co-branded NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience, while continuing to develop and offer its own black-and-white NOOK® eReaders.

The Company expects to continue to complement its traditional retail bookstore business with its digital and online content to offer customers any book, anytime, anywhere and in any format. The Company is in the process of integrating its Retail and NOOK businesses, which it believes will yield cost savings and provide richer insights into its customer base and how to better serve them through a single view of the customer.

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 26 weeks ended October 31, 2015 compared with the 13 and 26 weeks ended November 1, 2014.

Sales

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% Total	November 1, 2014	% Total	October 31, 2015	% Total	November 1, 2014	% Total
B&N Retail	$860,705	96.2%	$888,159	94.8%	$1,799,703	96.1%	$1,842,966	94.7%
NOOK	43,496	4.9%	63,866	6.8%	97,831	5.2%	133,893	6.9%
Elimination	(9,547)	(1.1)%	(15,481)	(1.6)%	(24,321)	(1.3)%	(29,962)	(1.6)%

Total Sales	$894,654	100.0%	$936,544	100.0%	$1,873,213	100.0%	$1,946,897	100.0%

During the 13 weeks ended October 31, 2015, the Company’s sales decreased $41.9 million, or 4.5%, to $894.7 million from $936.5 million during the 13 weeks ended November 1, 2014. The change by segment is as follows:

•	B&N Retail sales decreased $27.5 million, or 3.1%, to $860.7 million from $888.2 million during the same period one year ago, and accounted for 96.2% of total Company sales. Online sales were impacted by the launch of the new BN.com website, decreasing $17.5 million, or 22.0%, versus the prior year. Closed stores decreased sales by $8.0 million, while comparable store sales declined 1.0%, or $7.7 million, as compared to the prior year. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $3.0 million, or 26.4%, versus the prior year.

Of the $7.7 million decrease in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, decreased $3.8 million, or 0.5%, as compared to the prior year. Non-book core categories increased sales by $6.6 million, or 2.8%, as merchandising initiatives continued to drive growth of the Toys & Games, Vinyl and Gift businesses. Book categories decreased sales by $10.4 million, or 2.1%, primarily on lower sales of Trade and Juvenile titles, partially offset by strong sales of adult coloring books. Sales of NOOK® products at B&N Retail stores decreased $3.9 million, or 25.8%, primarily on lower device unit volume.

•	NOOK sales decreased $20.3 million, or 31.9%, to $43.5 million from $63.9 million during the same period one year ago, and accounted for 4.9% of total Company sales. Digital content sales decreased $13.4 million, or 29.8%, to $31.7 million compared to prior year primarily on lower unit sales. Device and accessories sales decreased $6.9 million, or 36.9%, to $11.8 million primarily on lower device unit volume.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis decreased $5.9 million, or 38.3%, versus the prior year. NOOK sales, net of elimination, accounted for 3.8% of total Company sales.

During the 13 weeks ended October 31, 2015, B&N Retail had no store openings or closings.

During the 26 weeks ended October 31, 2015, the Company’s sales decreased $73.7 million, or 3.8%, to $1.873 billion from $1.947 billion during the 26 weeks ended November 1, 2014. The change by segment is as follows:

•	B&N Retail sales decreased $43.3 million, or 2.3%, to $1.800 billion from $1.843 billion during the same period one year ago, and accounted for 96.1% of total Company sales. Online sales were impacted by the launch of the new BN.com website, decreasing $23.7 million, or 15.9%, versus the prior year. Closed stores decreased sales by $18.3 million. Device warranty reimbursements, resulting from favorable claims experience with a warranty service provider, decreased $4.8 million on a year-to-date basis as compared to prior year due to a smaller claim period and lower volume.

These unfavorable variances were partially offset by a 0.1% year-to-date increase in comparable store sales, which increased sales by $1.5 million. Core comparable store sales, which exclude sales of NOOK® products, increased $4.0 million, or 0.3%, as compared to the prior year. Non-book core categories increased sales by $18.4 million, or 3.9%, as merchandising initiatives continued to drive growth of the Toys & Games, Vinyl and Gift businesses. Book categories decreased sales by $14.4 million, or 1.4%, primarily on lower sales of Trade and Juvenile titles, partially offset by strong sales of adult coloring books. Sales of NOOK® products at B&N Retail stores decreased $2.5 million, or 8.2%, versus the prior year, primarily on lower average selling prices.

•	NOOK sales decreased $36.0 million, or 26.9%, to $97.8 million from $133.9 million during the same period one year ago, and accounted for 5.2% of total Company sales. Digital content sales decreased $28.0 million, or 28.9%, to $69.1 million compared to prior year primarily on lower unit sales. Device and accessories sales decreased $8.0 million, or 21.8%, to $28.7 million compared to prior year primarily on lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis decreased $5.6 million, or 18.8%, versus the prior year. NOOK sales, net of elimination, accounted for 3.9% of total Company sales.

During the 26 weeks ended October 31, 2015, B&N Retail had no store openings and one store closing.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
B&N Retail	$607,486	70.6%	$622,956	70.1%	$1,264,700	70.3%	$1,283,773	69.7%
NOOK	26,929	61.9%	43,338	67.9%	62,950	64.3%	72,753	54.3%
Elimination	(9,547)	(21.9)%	(15,481)	(24.2)%	(24,321)	(24.9)%	(29,962)	(22.4)%

Total Cost of Sales and Occupancy	$624,868	69.8%	$650,813	69.5%	$1,303,329	69.6%	$1,326,564	68.1%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 31, 2015, cost of sales and occupancy decreased $25.9 million, or 4.0%, to $624.9 million from $650.8 million during the 13 weeks ended November 1, 2014. Cost of sales and occupancy increased as a percentage of sales to 69.8% from 69.5% during the same period one year ago. The percentage of sales change by segment is as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.6% from 70.1%, or 45 basis points, during the same period one year ago. This increase was primarily attributable to occupancy deleverage (30 basis points), higher occupancy costs (35 basis points) and higher distribution center costs (30 basis points), partially offset by a favorable product mix (35 basis points). Distribution costs increased on the transition to a new third-party service provider during the quarter, as well as expense deleverage.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 61.9% from 67.9% during the same period one year ago on higher mix of higher margin content sales.

During the 26 weeks ended October 31, 2015, cost of sales and occupancy decreased $23.2 million, or 1.8%, to $1.303 billion from $1.327 billion during the 26 weeks ended November 1, 2014. Cost of sales and occupancy increased as a percentage of sales to 69.6% from 68.1% during the same period one year ago. The percentage of sales change by segment is as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.3% from 69.7%, or 60 basis points, during the same period one year ago. This increase was primarily attributable to occupancy deleverage (20 basis points), higher occupancy costs (20 basis points), lower warranty reimbursements (25 basis points), and higher distribution center costs (20 basis points), partially offset by a favorable product mix (20 basis points). Distribution costs increased on the transition to a new third-party service provider during the year, as well as expense deleverage.

•	NOOK cost of sales and occupancy increased as a percentage of sales to 64.3% from 54.3% during the same period one year ago. The prior year included a favorable benefit from the adjustment of lease accounting items to reflect the impact of the Palo Alto relocations. This benefit, net of closing costs, was primarily driven by the reversal of previously deferred rent liabilities upon exiting the facility. In addition, the prior year included a favorable reduction in costs of goods sold on renegotiated parts and components liabilities.

Gross Margin

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
B&N Retail	$253,219	29.4%	$265,203	29.9%	$535,003	29.7%	$559,193	30.3%
NOOK	16,567	48.8%	20,528	42.4%	34,881	47.5%	61,140	58.8%

Total Gross Margin	$269,786	30.2%	$285,731	30.5%	$569,884	30.4%	$620,333	31.9%

The Company’s consolidated gross margin decreased $15.9 million, or 5.6%, to $269.8 million during the 13 weeks ended October 31, 2015 from $285.7 million during the 13 weeks ended November 1, 2014. This decrease was due to the matters discussed above.

The Company’s consolidated gross margin decreased $50.4 million, or 8.1%, to $569.9 million during the 26 weeks ended October 31, 2015 from $620.3 million during the 26 weeks ended November 1, 2014. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
B&N Retail	$252,435	29.3%	$240,991	27.1%	$488,915	27.2%	$469,991	25.5%
NOOK	37,846	111.5%	56,923	117.6%	73,496	100.0%	101,656	97.8%

Total Selling and Administrative Expenses	$290,281	32.4%	$297,914	31.8%	$562,411	30.0%	$571,647	29.4%

Selling and administrative expenses decreased $7.6 million, or 2.6%, to $290.3 million during the 13 weeks ended October 31, 2015 from $297.9 million during the 13 weeks ended November 1, 2014. Selling and administrative expenses increased as a percentage of sales to 32.4% from 31.8% as compared to the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 29.3% from 27.1% during the same period one year ago. B&N Retail selling and administrative expenses included executive severance costs of $10.5 million. Excluding these costs, selling and administrative expenses increased as a percentage of sales to 28.1% from 27.1% during the same period one year ago. Store payroll increased 30 basis points (on store sales) as wage increases outpaced productivity gains during the quarter. The new BN.com website increased expenses by 20 basis points due to a significant amount of website fixes to stabilize the site, increase traffic, and improve the overall user experience. Other increases include additional pension costs (10 basis points) on the expected plan termination and increased employee benefit costs (15 basis points). The remaining increase was primarily attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased as a percentage of sales to 111.5% from 117.6% during the same period one year ago. On a dollar basis, expenses declined $19.1 million primarily on cost rationalization efforts, including lower compensation, consulting, legal and advertising costs, as well as lower variable costs on the sales decline.

Selling and administrative expenses decreased $9.2 million, or 1.6%, to $562.4 million during the 26 weeks ended October 31, 2015 from $571.6 million during the 26 weeks ended November 1, 2014. Selling and administrative expenses increased as a percentage of sales to 30.0% from 29.4% as compared to the same period one year ago. The change as a percentage of sales by segment is as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 27.2% from 25.5% during the same period one year ago. B&N Retail selling and administrative expenses included executive severance costs of $10.5 million. Excluding these costs, selling and administrative expenses increased as a percentage of sales to 26.6% from 25.5% during the same period one year ago. Store payroll increased 30 basis points (on store sales) as wage increases outpaced productivity gains on a year-to-date basis. The new BN.com website increased expenses by 10 basis points due to a significant amount of website fixes to stabilize the site, increase traffic, and improve the overall user experience. Other increases include higher professional fees (10 basis points), additional pension costs (10 basis points) on the expected plan termination and increased employee benefit costs (10 basis points). The remaining increase was primarily attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses increased as a percentage of sales to 100.0% from 97.8% during the same period one year ago primarily as expenses delevered against the sales decline. On a dollar basis, selling and administrative expenses decreased $28.2 million on cost rationalization efforts, including lower compensation-related costs, consulting, legal and advertising costs, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
B&N Retail	$26,446	3.1%	$26,968	3.0%	$51,226	2.8%	$54,372	3.0%
NOOK	8,618	25.4%	9,986	20.6%	17,491	23.8%	20,307	19.5%

Total Depreciation and Amortization	$35,064	3.9%	$36,954	3.9%	$68,717	3.7%	$74,679	3.8%

During the 13 weeks ended October 31, 2015, depreciation and amortization decreased $1.9 million, or 5.1%, to $35.1 million from $37.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings, partially offset by additional capital expenditures.

During the 26 weeks ended October 31, 2015, depreciation and amortization decreased $6.0 million, or 8.0%, to $68.7 million from $74.7 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	% of Sales	November 1, 2014	% of Sales	October 31, 2015	% of Sales	November 1, 2014	% of Sales
B&N Retail	$(25,662)	(3.0)%	$(2,756)	(0.3)%	$(5,138)	(0.3)%	$34,830	1.9%
NOOK	(29,897)	(88.1)%	(46,381)	(95.9)%	(56,106)	(76.3)%	(60,823)	(58.5)%

Total Operating Loss	$(55,559)	(6.2)%	$(49,137)	(5.2)%	$(61,244)	(3.3)%	$(25,993)	(1.3)%

The Company’s consolidated operating loss increased $6.4 million, or 13.1%, to an operating loss of $55.6 million during the 13 weeks ended October 31, 2015 from an operating loss of $49.1 million during the 13 weeks ended November 1, 2014. This increase was due to the matters discussed above.

The Company’s consolidated operating loss increased $35.3 million, or 135.6%, to an operating loss of $61.2 million during the 26 weeks ended October 31, 2015 from an operating loss of $26.0 million during the 26 weeks ended November 1, 2014. This increase was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	% of Change	October 31, 2015	November 1, 2014	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$2,338	$5,288	(55.8)%	$5,257	$11,202	(53.1)%

Net interest expense and amortization of deferred financing fees decreased $3.0 million, or 55.8%, to $2.3 million during the 13 weeks ended October 31, 2015 from $5.3 million from the same period one year ago. This decrease was primarily due to lower interest related to the repayment of the Junior Seller Note in September 2014.

Net interest expense and amortization of deferred financing fees decreased $5.9 million, or 53.1%, to $5.3 million during the 26 weeks ended October 31, 2015 from $11.2 million from the same period one year ago. This decrease was primarily due to lower interest related to the repayment of the Junior Seller Note in September 2014.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 31, 2015	Effective Rate	November 1, 2014	Effective Rate	October 31, 2015	Effective Rate	November 1, 2014	Effective Rate
Income Taxes	$(30,694)	53.0%	$(49,316)	90.6%	$(31,547)	47.4%	$(34,109)	91.7%

The Company recorded an income tax benefit of $30.7 million during the 13 weeks ended October 31, 2015 compared with an income tax benefit of $49.3 million during the 13 weeks ended November 1, 2014. The Company’s effective tax rate was 53.0% and 90.6% for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively.

The Company recorded an income tax benefit of $31.5 million during the 26 weeks ended October 31, 2015 compared with an income tax benefit of $34.1 million during the 26 weeks ended November 1, 2014. The Company’s effective tax rate was 47.4% and 91.7% for the 26 weeks ended October 31, 2015 and November 1, 2014, respectively.

The income tax benefit for the 13 and 26 weeks ended October 31, 2015 and November 1, 2014 respectively includes the impact of permanent items such as meals and entertainment, non-deductible executive compensation, changes in uncertain tax positions and the impact of filing the income tax returns. In the current year the Company no longer maintains a valuation allowance against its tax assets, except with respect to certain separate state income tax jurisdictions. Additionally, in the prior year the Company recorded the tax implications of the Microsoft agreement in the 13 and 26 weeks ended November 1, 2014 which do not impact the 13 and 26 weeks ended October 31, 2015 as a result of the termination of the Microsoft agreement in December 2014.

Net Loss from Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Loss from Continuing Operations	$(27,203)	$(5,109)	$(34,954)	$(3,086)

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $27.2 million during the 13 weeks ended October 31, 2015, compared with consolidated net loss from continuing operations of $5.1 million during the 13 weeks ended November 1, 2014.

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $35.0 million during the 26 weeks ended October 31, 2015, compared with consolidated net loss from continuing operations of $3.1 million during the 26 weeks ended November 1, 2014.

Net Income (Loss) from Discontinued Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Income (Loss) from Discontinued Operations	$(12,023)	$17,407	$(39,146)	$(13,065)

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been adjusted to include separation-related costs and exclude corporate allocations with B&N Retail and have been classified as discontinued operations in all periods presented. Discontinued operations in the 13 weeks ended October 31, 2015 primarily consists of investment banking fees (as it directly relates to the Spin-Off) and separation–related costs. The 13 weeks ended November 1, 2014 includes pre-spin B&N Education results, separation-related costs and excludes corporate allocation adjustments with B&N Retail.

Discontinued operations in the 26 weeks ended October 31, 2015 primarily consists of pre-spin B&N Education results, investment banking fees (as it directly relates to the Spin-Off), separation–related costs and excludes corporate allocation adjustments with B&N Retail. The 26 weeks ended November 1, 2014 includes pre-spin B&N Education results, separation-related costs and excludes corporate allocation adjustments with B&N Retail.

Net Income (Loss)

	13 weeks ended		26 weeks ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Income (Loss) Attributable to Barnes & Noble, Inc.	$(39,226)	$12,298	$(74,100)	$(16,151)

As a result of the factors discussed above, the Company reported consolidated net loss of $39.2 million during the 13 weeks ended October 31, 2015, compared with consolidated net income of $12.3 million during the 13 weeks ended November 1, 2014.

As a result of the factors discussed above, the Company reported consolidated net loss of $74.1 million during the 26 weeks ended October 31, 2015, compared with consolidated net loss of $16.2 million during the 26 weeks ended November 1, 2014.

Critical Accounting Policies

During the second quarter of fiscal 2016, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s online and other initiatives, effects on Barnes & Noble and its remaining businesses resulting from the separation of Barnes & Noble Education, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, risks associated with the SEC investigation disclosed in the quarterly report on Form 10-Q for the fiscal quarter ended October 26, 2013, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 31, 2015, the Company’s cash and cash equivalents totaled approximately $13.4 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the second quarter of fiscal 2016. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the second quarter of fiscal 2016.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $192.0 million in borrowings under its new credit facility at October 31, 2015 and $64.0 million in borrowings under its previous credit facility at November 1, 2014. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.1 million in the second quarter of fiscal 2016. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.1 million in the second quarter of fiscal 2016.

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

On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, which, if decided in B&N’s favor, could overturn the jury’s findings of liability and damages altogether.

OTHER LITIGATION AND PROCEEDINGS

Kevin Khoa Nguyen, an individual, on behalf of himself and all others similarly situated v. Barnes & Noble, Inc.

On April 17, 2012, a complaint was filed in the Superior Court for the State of California against the Company. The complaint is styled as a nationwide class action and includes a California state-wide subclass based on alleged cancellations of orders for HP TouchPad Tablets placed on the Company’s website in August 2011. The lawsuit alleges claims for unfair business practices and false advertising under both New York and California state law, violation of the Consumer Legal Remedies Act under California law, and breach of contract. The complaint demands specific performance of the alleged contracts to sell HP TouchPad Tablets at a specified price, injunctive relief, and monetary relief, but does not specify an amount. The Company submitted its initial response to the complaint on May 18, 2012, removing the case to the United States District Court for the Central District of California, and moved to compel plaintiff to arbitrate his claims on an individual basis pursuant to a contractual arbitration provision on May 25, 2012. The Company also moved to dismiss the complaint and moved to transfer the action to New York. The court denied the Company’s motion to compel arbitration, and the Company appealed that denial to the Ninth Circuit Court of Appeals. The court granted the Company’s motion to stay on November 26, 2012, and the action had been stayed pending resolution of the Company’s appeal from the court’s denial of its motion to compel arbitration. On August 18, 2014, the Ninth Circuit Court of Appeals affirmed the district court’s denial of the Company’s motion to compel arbitration. On September 2, 2014, the Company filed a petition for rehearing and rehearing en banc in the Ninth Circuit Court of Appeals. On October 14, 2014, the court denied the Company’s petition for rehearing and rehearing en banc, and on October 23, 2014, the mandate issued returning the case to the United States District Court for the Central District of California. The Company then refiled its motion to dismiss the complaint and motion to transfer the action to New York. On February 17, 2015, the court denied the Company’s motion to transfer. On June 16, 2015 the court granted-in-part the Company’s motion to dismiss to the extent certain California unfair business practices and false advertising claims sought restitution or injunctive relief and denied-in-part the Company’s motion to dismiss as to the remaining claims. The surviving claims are for breach of contract under New York law, violation of the California Consumers Legal Remedies Act, and violation of two New York consumer protection statutes. The parties currently are engaging in discovery. On July 30, 2015, plaintiff filed a motion for class certification; the Company’s opposition was filed on September 17, 2015 and the court held a hearing on the motion on November 6, 2015. All dates for the case have been scheduled, including a trial date of May 3, 2016.

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

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc., Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration).

Securities and Exchange Commission (SEC) Investigation

On October 16, 2013, the SEC’s New York Regional office notified the Company that it had commenced an investigation into: (1) the Company’s restatement of earnings announced on July 29, 2013, and (2) a separate matter related to a former non-executive employee’s allegation that the Company improperly allocated certain Information Technology expenses between its NOOK and Retail segments for purposes of segment reporting. The SEC staff subsequently identified an additional matter, related to Rule 21F-17 of the Dodd-Frank Act, resulting from certain historical confidentiality provisions in agreements with employees. The SEC staff has informed the Company that, with respect to these matters, it does not intend to recommend any enforcement action.

Item 1A.	Risk Factors

Other than the fact that the risks related to Barnes & Noble College are no longer applicable as a result of the separation of Barnes & Noble Education, Inc. from the Company completed on August 2, 2015, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2015 – August 29, 2015	2,096	$17.24	—	$2,470,561
August 30, 2015 – October 3, 2015	5,388	$14.70	—	$2,470,561
October 4, 2015 – October 31, 2015	61,734	$12.35	—	$50,000,000

Total	69,218	$12.68	—

(a)	All of the shares on this table above were originally granted to employees as restricted stock or restricted stock units pursuant to the Company’s 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units, and pursuant to the 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan intends to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of October 31, 2015, the Company has repurchased 34,961,275 shares at a cost of approximately $1.08 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

December 4, 2015

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