Form 10-Q
period 2016-01-30
BARNES & NOBLE INC
filed 2016-03-04
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2016

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

As of February 29, 2016, 74,693,567 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 64,414 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 30, 2016

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Sales	$1,413,947	1,440,132	$3,287,160	3,387,029
Cost of sales and occupancy	922,292	934,348	2,225,621	2,260,912

Gross profit	491,655	505,784	1,061,539	1,126,117

Selling and administrative expenses	322,652	339,432	885,063	911,079
Depreciation and amortization	35,147	35,271	103,864	109,950

Operating income	133,856	131,081	72,612	105,088
Interest expense, net and amortization of deferred financing fees	1,976	3,521	7,233	14,723

Income before taxes	131,880	127,560	65,379	90,365
Income taxes	51,618	88,583	20,071	54,474

Net income from continuing operations	$80,262	38,977	$45,308	35,891
Net income (loss) from discontinued operations	—	33,191	(39,146)	20,126

Net income	$80,262	72,168	$6,162	56,017

Basic income (loss) per common share:
Income from continuing operations	$1.04	0.45	$0.48	0.27
Income (loss) from discontinued operations	—	0.51	(0.54)	0.32

Basic income (loss) per common share	$1.04	0.96	$(0.06)	0.58

Diluted income (loss) per common share:
Income from continuing operations	$1.04	0.45	$0.48	0.27
Income (loss) from discontinued operations	—	0.51	(0.54)	0.32

Diluted income (loss) per common share	$1.04	0.96	$(0.06)	0.58

Weighted average common shares outstanding
Basic	74,856	61,589	71,987	60,056
Diluted	74,924	61,711	72,124	60,128

Dividends declared per common share	$0.15	—	$0.45	—

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net income	$80,262	72,168	$6,162	56,017
Other comprehensive income (loss), net of tax:
(Increase) decrease in minimum pension liability (net of deferred tax benefit of $2,208)	—	3,065	—	(12,682)
Pension reclassification (see Note 18)	—	7,271	—	7,271

Total comprehensive income	$80,262	82,504	$6,162	50,606

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	January 30, 2016	January 31, 2015	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,557	152,062	14,646
Receivables, net	69,364	73,286	60,265
Merchandise inventories, net	1,043,930	1,031,376	995,738
Prepaid expenses and other current assets	66,674	66,683	93,965
Short-term deferred taxes	117,816	121,845	117,816
Current assets of discontinued operations	—	922,346	472,618

Total current assets	1,361,341	2,367,598	1,755,048

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,047,357	1,064,874	1,057,975
Fixtures and equipment	1,571,457	1,692,275	1,531,315

	2,621,355	2,759,690	2,591,831
Less accumulated depreciation and amortization	2,314,176	2,410,361	2,250,096

Net property and equipment	307,179	349,329	341,735

Goodwill	215,197	219,119	215,197
Intangible assets, net	311,066	316,297	315,653
Other noncurrent assets	11,637	9,795	7,905
Noncurrent assets of discontinued operations	—	614,105	619,701

Total assets	$2,206,420	3,876,243	3,255,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,958	595,947	484,574
Accrued liabilities	334,314	374,248	326,660
Gift card liabilities	384,915	390,102	358,146
Current liabilities of discontinued operations	—	673,903	303,613

Total current liabilities	1,296,187	2,034,200	1,472,993
Long-term deferred taxes	134,105	144,088	133,611
Other long-term liabilities	138,668	155,334	162,209
Noncurrent liabilities of discontinued operations	—	132,068	101,009
Redeemable Preferred Shares; $0.001 par value; 5,000 shares authorized; 0, 204 and 204 shares issued, respectively	—	195,744	196,059

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 110,740, 97,485 and 98,115 shares issued, respectively	111	97	98
Additional paid-in capital	1,734,898	1,924,130	1,927,997
Accumulated other comprehensive loss	(16,533)	(17,184)	(16,533)
Retained earnings	17,629	381,190	357,512
Treasury stock, at cost, 36,797, 34,580 and 34,841 shares, respectively	(1,098,645)	(1,073,424)	(1,079,716)

Total shareholders’ equity	637,460	1,214,809	1,189,358

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,206,420	3,876,243	3,255,239

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 30, 2016

(In thousands)

(unaudited)

	Barnes & Noble, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock at Cost	Total
Balance at May 2, 2015	$98	1,927,997	(16,533)	357,512	(1,079,716)	$1,189,358

Net income	—	—	—	6,162	—	6,162
Exercise of 126 common stock options	1	1,301	—	—	—	1,302
Stock options and restricted stock tax benefits	—	1,216	—	—	—	1,216
Stock-based compensation expense	—	11,631	—	—	—	11,631
Accretive dividend on preferred stockholders and membership interests	—	—	—	(4,204)	—	(4,204)
Inducement fee paid upon conversion of Series J preferred stock	—	—	—	(3,657)	—	(3,657)
Cash dividends declared	—	—	—	(34,811)	—	(34,811)
Accrued dividends for long-term incentive awards	—	—	—	(326)	—	(326)
Purchase of treasury stock related to stock-based compensation, 157 shares	—	—	—	—	(2,440)	(2,440)
Treasury stock repurchase plan, 1,799 shares	—	—	—	—	(16,489)	(16,489)
Dividend to preferred shareholders paid in shares	—	1,783	—	(1,783)	—	—
Common shares issued upon conversion of Series J preferred stock	12	200,250	—	—	—	200,262
Cash settlement of equity award	—	(8,022)	—	—	—	(8,022)
Separation of B&N Education, Inc.	—	(401,258)	—	(301,264)	—	(702,522)

Balance at January 30, 2016	$111	1,734,898	(16,533)	17,629	(1,098,645)	$637,460

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the 39 weeks ended January 30, 2016 and January 31, 2015

(In thousands)

(unaudited)

	39 weeks ended
	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$6,162	56,017
Net income (loss) from discontinued operations	(39,146)	20,126

Net income from continuing operations	$45,308	35,891
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	106,657	114,057
Stock-based compensation expense	10,943	14,243
Impairment charges	3,922	366
Deferred taxes	—	(3,755)
Loss on disposal of property and equipment	1,220	965
Decrease in other long-term liabilities	(23,541)	(25,967)
Pension reclassification	—	7,271
Changes in operating assets and liabilities, net	101,543	(18,188)

Net cash flows provided by operating activities	246,052	124,883

Cash flows from investing activities:
Purchases of property and equipment	(69,785)	(65,666)
Net (increase) decrease in other noncurrent assets	(902)	478

Net cash flows used in investing activities	(70,687)	(65,188)

Cash flows from financing activities:
Cash dividends paid	(34,811)	—
Cash dividends paid to preferred shareholders	(3,941)	(12,085)
Proceeds from credit facility	659,400	349,400
Payments on credit facility	(659,400)	(349,400)
Proceeds from exercise of common stock options	1,302	1,017
Excess tax benefit from stock-based compensation	1,768	1,096
Purchase of treasury stock related to stock-based compensation	(2,440)	(4,315)
Treasury stock repurchase plan	(16,489)	—
Payment of new credit facility related fees	(5,701)	—
Cash settlement of equity award	(8,022)	—
Inducement fee paid upon conversion of Series J preferred stock	(3,657)	—
Net proceeds from Microsoft commercial agreement financing arrangement	—	57,161
Payment of junior seller note	—	(127,250)
Acquisition of preferred membership interests	—	(76,175)

Net cash flows used in financing activities	(71,991)	(160,551)

Cash flows from discontinued operations:
Operating cash flows	(81,643)	126,870
Investing cash flows	(16,505)	(39,503)
Financing cash flows (including cash at date of Spin-Off)	(16,029)	—

Net cash flows provided by (used in) discontinued operations	(114,177)	87,367

Net decrease in cash and cash equivalents	(10,803)	(13,489)
Cash and cash equivalents at beginning of period	74,360	340,171

Cash and cash equivalents at end of period	63,557	326,682
Cash and cash equivalents of discontinued operations	—	(174,620)

Cash and cash equivalents at end of period	$63,557	152,062

Changes in operating assets and liabilities, net:
Receivables, net	$(9,099)	31,694
Merchandise inventories	(48,192)	(72,086)
Prepaid expenses and other current assets	27,291	(946)
Accounts payable and accrued liabilities	131,543	23,150

Changes in operating assets and liabilities, net	$101,543	(18,188)

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the 39 weeks ended January 30, 2016 and January 31, 2015

(In thousands)

(unaudited)

	39 weeks ended
	January 30, 2016	January 31, 2015
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,105	15,040
Income taxes (net of refunds)	$7,724	50,079
Non-cash financing activity:
Accrued dividends for long-term incentive awards	$326	—
Dividend to preferred stockholders paid in shares	$1,783	—
Issuance of common stock upon conversion of Series J preferred stock	$200,262	—
Accrued dividend on redeemable preferred stock	$—	3,942
Acquisition of preferred membership interests for 2,737 shares of common stock of Barnes & Noble	$—	(76,175)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 30, 2016 and January 31, 2015

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 30, 2016 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended May 2, 2015 (fiscal 2015).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 30, 2016 are not indicative of the results expected for the 52 weeks ending April 30, 2016 (fiscal 2016).

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

3.	Discontinued Operations of Barnes & Noble Education

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for the 13 and 39 weeks ended January 31, 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations. Additionally, discontinued operations for the 39 weeks ended January 30, 2016 include investment banking fees (as they directly relate to the Spin-Off), as well as pre-spin B&N Education results and separation-related costs and exclude corporate allocation adjustments with B&N Retail.

The following unaudited financial information presents the discontinued operations for the 13 weeks and 39 weeks ended January 30, 2016 and January 31, 2015.

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Sales	$—	521,019	$238,983	1,498,389
Cost of sales and occupancy	—	398,766	186,697	1,153,890

Gross profit	—	122,253	52,286	344,499

Selling and administrative expenses	—	91,231	94,933	264,792
Depreciation and amortization	—	12,583	13,100	37,635

Operating profit (loss) from discontinued operations	—	18,439	(55,747)	42,072
Interest expense, net and amortization of deferred financing fees	—	30	3	49

Income (loss) before taxes from discontinued operations	—	18,409	(55,750)	42,023
Income taxes	—	(14,782)	(16,604)	21,897

Net income (loss) from discontinued operations	$—	33,191	$(39,146)	20,126

The following unaudited table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

	January 31, 2015	May 2, 2015
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$174,620	59,714
Receivables, net	188,477	38,311
Merchandise inventories, net	462,062	297,425
Prepaid expenses and other current assets	73,164	52,176
Short-term deferred taxes	24,023	24,992

Total current assets	922,346	472,618

Property and equipment:
Buildings and leasehold improvements	152,818	149,065
Fixtures and equipment	328,779	335,404

	481,597	484,469
Less accumulated depreciation and amortization	376,863	376,911

Net property and equipment	104,734	107,558

Goodwill	274,070	274,070
Intangible assets, net	200,753	198,190
Other noncurrent assets	34,548	39,883

Total assets classified as discontinued operations in the consolidated balance sheet	$1,536,451	1,092,319

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$484,167	170,490
Accrued liabilities	189,736	133,123

Total current liabilities	673,903	303,613
Long-term deferred taxes	70,209	66,916
Other long-term liabilities	61,859	34,093

Total liabilities classified as discontinued operations in the consolidated balance sheet	$805,971	404,622

4.	Resignation Charge

On August 2, 2015, Michael P. Huseby resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, which was contingent upon the successful separation of B&N Education. In connection with his termination of employment, he received severance payments based on the terms of his employment agreement with the Company, effective as of January 7, 2014. Under the terms of his employment agreement, upon a resignation for “Good Reason”, Mr. Huseby was entitled to receive lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding two completed years and (c) the cost of benefits. In addition, Mr. Huseby was entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement. As a result, Mr. Huseby received a severance payment equal to $7,742 and additionally was entitled to 300,000 shares of the Company’s common stock pursuant to the accelerated vesting of the equity-based awards, which were settled for cash based on the closing price of the Company’s common stock on the record date of the Spin-Off in an amount equal to $8,022. The net cash payments related to Mr. Huseby’s resignation totaled $15,764 during the second quarter ending October 31, 2015. Mr. Huseby’s 300,000 shares have been ratably expensed from the initial grant date, thereby reducing the total resignation charge to $10,510, which was recorded within selling and administrative expenses during the second quarter ending October 31, 2015.

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

In accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and Accounting Standards Updates (ASU) No. 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 4%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of January 30, 2016, January 31, 2015 and May 2, 2015 was $283, $3,542 and $2,345, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

8.	Internal-use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $24,158 and $25,946 during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. Amortization of previously capitalized amounts was $7,584 and $6,928 during the 13 weeks ended January 30, 2016 and January 31, 2015, respectively, and $22,826 and $20,902 during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. The Company’s outstanding non-participating securities consisting of dilutive stock options were 68,031, 122,442, 136,130 and 71,671, for the 13 weeks ended January 30, 2016 and January 31, 2015, and the 39 weeks ended January 30, 2016 and January 31, 2015, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Numerator for basic income (loss) per share:
Net income from continuing operations attributable to Barnes & Noble, Inc	$80,262	38,977	$45,308	35,891
Inducement fee paid upon conversion of Series J preferred stock	—	—	(3,657)	—
Preferred stock dividends	—	(3,942)	—	(11,825)
Preferred stock dividends paid in shares	—	—	(1,783)	—
Accretion of dividends on preferred stock	—	(5,507)	(4,204)	(7,024)
Less allocation of dividends to participating securities	(307)	—	(999)	—
Less allocation of undistributed earnings to participating securities	(1,871)	(1,591)	—	(995)

Net income from continuing operations available to common shareholders	$78,084	27,937	$34,665	16,047
Net income (loss) from discontinued operations attributable to Barnes & Noble, Inc.	—	33,191	(39,146)	20,126
Less allocation of undistributed earnings to participating securities	—	(1,788)	—	(1,175)

Net income (loss) from discontinued operations available to common shareholders	—	31,403	(39,146)	18,951

Net income (loss) available to common shareholders	$78,084	59,340	$(4,481)	34,998

Numerator for diluted income (loss) per share:
Net income from continuing operations available to common shareholders	$78,084	27,937	$34,665	16,047
Preferred stock dividends (a)	—	—	—	—
Accretion of dividends on preferred stock (a)	—	—	—	—
Allocation of undistributed earnings to participating securities	1,871	1,591	—	995
Less diluted allocation of undistributed earnings to participating securities	(1,869)	(1,588)	—	(994)

Net income from continuing operations available to common shareholders	$78,086	27,940	$34,665	16,048
Net income (loss) from discontinued operations available to common shareholders.	—	31,403	(39,146)	18,951
Allocation of undistributed earnings to participating securities	—	1,788	—	1,175
Less diluted allocation of undistributed earnings to participating securities	—	(1,785)	—	(1,174)

Net income (loss) from discontinued operations available to common shareholders	—	31,406	(39,146)	18,952

Net income (loss) available to common shareholders	$78,086	59,346	$(4,481)	35,000

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Denominator for basic income (loss) per share:
Basic weighted average common shares	74,856	61,589	71,987	60,056

Denominator for diluted income (loss) per share:
Basic weighted average common shares	74,856	61,589	71,987	60,056
Preferred shares (a)	—	—	—	—
Average dilutive options	68	122	136	72
Average dilutive non-participating securities	—	—	1	—

Diluted weighted average common shares	74,924	61,711	72,124	60,128

Basic income (loss) per common share:
Income from continuing operations	$1.04	0.45	$0.48	0.27
Income (loss) from discontinued operations	—	0.51	(0.54)	0.32

Basic income (loss) per common share	$1.04	0.96	$(0.06)	0.58

Diluted income (loss) per common share:
Income from continuing operations	$1.04	0.45	$0.48	0.27
Income (loss) from discontinued operations	—	0.51	(0.54)	0.32

Diluted income (loss) per common share	$1.04	0.96	$(0.06)	0.58

(a)	Although the Company was in a net income position during the 13 weeks ended January 31, 2015 and the 39 weeks ended January 30, 2016 and January 31, 2015, the dilutive effect of the Company’s convertible preferred shares were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.

10.	Segment Reporting

The Company’s two operating segments are: B&N Retail and NOOK.

B&N Retail

This segment includes 640 bookstores as of January 30, 2016, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a dedicated NOOK® area, a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music, Gift, Magazine and Bargain products. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand, apps and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

	13 weeks ended		39 weeks ended
Sales by Segment	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
B&N Retail	$1,378,887	1,395,917	$3,178,590	3,238,883
NOOK	51,737	77,509	149,568	211,402
Elimination	(16,677)	(33,294)	(40,998)	(63,256)

Total	$1,413,947	1,440,132	$3,287,160	3,387,029

	13 weeks ended		39 weeks ended
Sales by Product Line	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Media (a)	67%	67%	70%	70%
Digital (b)	4%	6%	5%	7%
Other (c)	29%	27%	25%	23%

Total	100%	100%	100%	100%

	13 weeks ended		39 weeks ended
Depreciation and Amortization	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
B&N Retail	$26,853	25,581	$78,079	79,953
NOOK	8,294	9,690	25,785	29,997

Total	$35,147	35,271	$103,864	109,950

	13 weeks ended		39 weeks ended
Operating Profit (Loss)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
B&N Retail	$153,304	169,808	$148,166	204,638
NOOK	(19,448)	(38,727)	(75,554)	(99,550)

Total	$133,856	131,081	$72,612	105,088

	13 weeks ended		39 weeks ended
Capital Expenditures	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
B&N Retail	$15,507	13,013	$60,051	48,296
NOOK	3,558	4,455	9,734	17,370

Total	$19,065	17,468	$69,785	65,666

Total Assets (d)	January 30, 2016	January 31, 2015
B&N Retail	$2,122,162	2,191,498
NOOK	84,258	148,294
Discontinued Operations	—	1,536,451

Total	$2,206,420	3,876,243

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, gifts and miscellaneous other.
(d)	Excludes intercompany balances.

A reconciliation of operating income from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Reportable segments operating income	$133,856	131,081	$72,612	105,088
Interest expense, net and amortization of deferred financing costs	1,976	3,521	7,233	14,723

Consolidated income before taxes	$131,880	127,560	$65,379	90,365

11.	Intangible Assets and Goodwill

		As of January 30, 2016
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	9,487	$1,223
Distribution contracts	10	8,325	7,831	494
Other	3-10	6,350	6,295	55

		$25,385	23,613	$1,772

Unamortizable Intangible Assets	Trade Name	Publishing Contracts	Total
Balance at May 2, 2015	$293,400	19,734	$313,134
Impairment (a)	—	(3,840)	(3,840)

Balance at January 30, 2016	$293,400	15,894	$309,294

Total amortizable and unamortizable intangible assets			$311,066

(a)	The Company tests unamortizable intangible assets, at least annually or earlier if there are impairment indicators, by comparing the fair value and the carrying value of such assets. During this quarter, the Company impaired one of its publishing contracts due to a significant drop in current year business with that publisher, driven by lower title offerings, product quality and the loss of a distribution partner. As a result, the Company recorded an impairment charge of $3,840 in selling and administrative expenses during the 13 weeks ended January 30, 2016.

All amortizable intangible assets are being amortized over their useful life on a straight-line basis, with the exception of certain other acquired intangible assets, which are amortized on an accelerated basis.

Aggregate Amortization Expense:
For the 39 weeks ended January 30, 2016	$825
For the 39 weeks ended January 31, 2015	$3,838

Estimated Amortization Expense:
(12 months ending on or about April 30)
2016	$1,010
2017	$721
2018	$539
2019	$323

The carrying amount of goodwill as of January 30, 2016 is $215,197.

12.	Gift Cards

The Company sells gift cards, which can be used in its stores, on www.barnesandnoble.com, on NOOK® devices and at B&N Education stores. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Gift cards redeemed at B&N Education are funded by the gift card liability at the Company. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in income on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to recognize revenue associated with gift cards. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $13,522 and $10,126 during the 13 weeks ended January 30, 2016 and January 31, 2015, respectively, and $24,110 and $21,259 during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. The Company had gift card liabilities of $384,915 and $390,102 as of January 30, 2016 and January 31, 2015, respectively.

13.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, and long-term insurance liabilities. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following long-term liabilities at January 30, 2016, January 31, 2015 and May 2, 2015:

	January 30, 2016	January 31, 2015	May 2, 2015
Deferred rent	$74,835	95,020	90,871
Tax liabilities and reserves	32,601	14,386	43,090
Insurance liabilities	15,689	15,836	15,277
Pension liability (see Note 18)	—	16,652	—
Other	15,543	13,440	12,971

Total other long-term liabilities	$138,668	155,334	162,209

14.	Income Taxes

The Company recorded an income tax provision of $51,618 on a pre-tax income of $131,880 during the 13 weeks ended January 30, 2016, which represented an effective income tax rate of 39.1%. The Company recorded an income tax provision of $88,583 on pre-tax income of $127,560 during the 13 weeks ended January 31, 2015, which represented an effective income tax rate of 69.4%.

The Company recorded an income tax provision of $20,071 on a pre-tax income of $65,379 during the 39 weeks ended January 30, 2016, which represented an effective income tax rate of 30.7%. The Company recorded an income tax provision of $54,474 on pre-tax income of $90,365 during the 39 weeks ended January 31, 2015, which represented an effective income tax rate of 60.3%.

The income tax provisions for the 13 and 39 weeks ended January 30, 2016 and January 31, 2015, respectively, include the impact of permanent items such as meals and entertainment, non-deductible executive compensation, changes in uncertain tax positions, finalization of the federal income tax audit covering the 2008 through 2012 tax years, the closure of many state taxing jurisdiction statutes, the impact of new legislation enacted by Congress permanently re-instating the research and development credit and the impact of filing the income tax returns. In the current year the Company no longer maintains a valuation allowance against its tax assets, except with respect to certain separate state income tax jurisdictions. Additionally, in the prior year the Company recorded the tax implications of the Microsoft agreement in the 13 and 39 weeks ended January 31, 2015, which do not impact the 13 and 39 weeks ended January 30, 2016 as a result of the termination of the Microsoft agreement in December 2014.

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

The Company wrote off $460 of deferred financing fees related to the Credit Facility during the 39 weeks ended January 30, 2016 and the remaining unamortized deferred financing fees of $3,542 were deferred and will be amortized over the five-year term of the New Credit Facility. The Company also incurred $5,701 of fees to secure the New Credit Facility, which will be amortized over the five-year term accordingly.

The Company had no outstanding debt under the New Credit Facility as of January 30, 2016 and the previous Credit Facility as of January 31, 2015. The Company had $47,895 of outstanding letters of credit under its New Credit Facility as of January 30, 2016 compared with $67,264 under the previous Credit Facility as of January 31, 2015.

17.	Stock-Based Compensation

For the 13 and 39 weeks ended January 30, 2016 and January 31, 2015, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Restricted Stock Expense	$210	248	$600	799
Restricted Stock Units Expense	2,573	2,599	9,487	11,823
Performance-Based Stock Unit Expense	189	—	439	—
Stock Option Expense	27	128	417	1,621

Stock-Based Compensation Expense	$2,999	2,975	$10,943	14,243

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

On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. The Pension Plan termination was effective November 1, 2014 and the accrued benefit for active participants was vested as of such date. As a result of the Pension Plan termination, pension liability and other comprehensive loss increased by $15,747, before tax, during the 26 weeks ended November 1, 2014. The pension liability will be settled in either a lump sum payment or a purchased annuity. A special lump sum opportunity was offered to terminated vested participants in the Pension Plan during the 13 weeks ended November 1, 2014, which triggered settlement accounting in the period ending January 31, 2015. The settlement represents 735 participants who elected to receive a lump sum of their benefit, totaling $15,190. The distributions primarily took place in December 2014 and resulted in a settlement charge of $7,317, which was reclassified from other comprehensive income to selling and administrative expenses during fiscal 2015. In addition, the Pension Plan received a favorable determination letter, dated October 15, 2015, from the IRS. This determination letter rules that the termination of the Pension Plan, as amended, does not affect its tax-qualified status.

The net impact of the Pension Plan termination, special lump sum opportunity, settlement accounting and remeasurement and regular plan experience, was an increase in pension liability of $3,062 and a decrease in other comprehensive income of $6,503, before tax, in fiscal 2015. There was a final Pension Plan termination lump sum opportunity offered to the remaining 2,300 active and terminated vested participants during the 13 weeks ended January 30, 2016. Payment of these lump sums will be made on the Pension Plan termination distribution date, which is expected to occur in the fourth quarter of fiscal 2016. The Company expects a pension charge of approximately $21,000 to be recorded in the fourth quarter of fiscal 2016, reflecting the settlement of all Pension Plan benefits on the termination distribution date. The Company expects the final cash funding at termination to be approximately $8,500. The actuarial assumptions used to calculate pension costs are typically reviewed annually. In light of the resolution to terminate the Pension Plan, the assumptions used to calculate the pension costs were reviewed quarterly.

Pension expense was $1,247 and $7,914 for the 13 weeks ended January 30, 2016 and January 31, 2015, respectively, and $3,930 and $9,299 for the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. Pension liabilities of $14,216 as of May 2, 2015 were reclassified to short-term as the plan termination is expected to be settled within twelve months. Pension liabilities were $13,047 at January 30, 2016 and recorded within accrued liabilities.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,058 and $2,734 for the 13 weeks ended January 30, 2016 and January 31, 2015, respectively, and $9,231 and $9,184 for the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company contributions charged to employee benefit expenses for the Postretirement Plan were $38 for the 13 weeks ended January 30, 2016 and January 31, 2015, and $113 for the 39 weeks ended January 30, 2016 and January 31, 2015.

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

On December 3, 2014, Morrison, Microsoft, Barnes & Noble and Barnes & Noble Education entered into agreements, pursuant to which Morrison’s interest in the LLC was purchased by Barnes & Noble Education and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, Morrison and Microsoft, Barnes & Noble Education purchased from Morrison, and Morrison sold, all of its $300,000 convertible Series A preferred limited liability company interest in the LLC in exchange for an aggregate purchase price of $124,850 consisting of (i) $62,425 in cash and (ii) 2,737,290 shares of common stock, par value $0.001 per share, of Barnes & Noble. The Purchase Agreement closed on December 4, 2014. The Company accounted for this transaction in accordance with ASC 810-10, Non-Controlling Interest (ASC 810-10) and it accordingly was reflected as an equity transaction. In connection with the closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft is entitled to receive 22.7% of the proceeds from, among other events or transactions, (1) any future dividends or other distributions received from Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances, and (2) the sale of Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances.

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

Under the Agreement, NOOK Digital committed to purchase a minimum of 1,000,000 NOOK®-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015. The parties are currently in discussions with respect to modifying the agreement, including but not limited to modifying the minimum device commitment, although there can be no assurance that those discussions will lead to a modified agreement.

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

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan intends to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the 13 weeks ended January 30, 2016, the Company repurchased 1,798,962 shares at a cost of $16,489 under this plan. The maximum dollar value of common stock that may yet be purchased under this program is approximately $33,511 as of January 30, 2016. As of January 30, 2016, the Company has repurchased 36,797,336 shares at a cost of approximately $1,082,156 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

Except as otherwise described below with respect to the Adrea LLC (Adrea) matter, the Company has determined that a loss is reasonably possible with respect to the matters described below. Based on its current knowledge the Company has determined that the amount of loss or range of loss, that is reasonably possible (or in the case of Adrea, probable), including any reasonably possible (or, in the case of Adrea, probable) losses in excess of amounts already accrued, is not estimable.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014. On November 18, 2014, the trial court stayed all proceedings pending appeal. The parties have subsequently executed a settlement agreement memorializing a non-material resolution of the matter and will be filing a dismissal of the matter with the court.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013 and answered on June 10, 2013. On November 18, 2014, the court stayed all proceedings pending appeal in the related Lina action. The parties have subsequently executed a settlement agreement memorializing a non-material resolution of the matter and will be filing a dismissal of the matter with the court.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

With respect to the Adrea matter described herein, the Company has determined, based on its current knowledge, that a loss is probable.

On June 14, 2013, Adrea filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851 (‘851 patent), 7,299,501 (‘501 patent) and 7,620,703 (‘703 patent). B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. On July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

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

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Accordingly, the Court has now ordered a new trial on damages with respect to ‘703 patent, since the original damages award was a total award for both patents. The date of such trial, and the scope of any damage claims the Court may permit the jury to consider with respect to the ‘703 patent, are to be determined by the Court in due course.

26.	Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. ASU 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

Effective May 3, 2015, the Company was required to adopt ASU No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company has classified the Spin-Off of Barnes & Noble Education as a discontinued operations starting the second quarter ended October 31, 2015.

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

Discontinued Operations

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for the 13 and 39 weeks ended January 31, 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations. Additionally, discontinued operations for the 39 weeks ended January 30, 2016 include investment banking fees (as they directly relate to the Spin-Off), as well as pre-spin B&N Education results and separation–related costs and exclude corporate allocation adjustments with B&N Retail.

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

The Company wrote off $0.5 million of deferred financing fees related to the Credit Facility during the 39 weeks ended January 30, 2016 and the remaining unamortized deferred financing fees of $3.5 million were deferred and will be amortized over the five-year term of the New Credit Facility. The Company also incurred $5.7 million of fees to secure the New Credit Facility, which will be amortized over the five-year term accordingly.

The Company incurred $7.0 million of investment banking fees directly related to the Spin-Off, which have been classified as discontinued operations during the 39 weeks ended January 30, 2016.

The Company’s cash and cash equivalents were $63.6 million as of January 30, 2016, compared with $152.1 million as of January 31, 2015. The decrease in cash and cash equivalents of $88.5 million versus the prior year period includes changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities for the 39 weeks ended January 30, 2016 were $246.1 million, as compared to net cash flows provided by operating activities of $124.9 million for the 39 weeks ended January 31, 2015. The favorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities for the 39 weeks ended January 30, 2016 were $70.7 million, as compared to net cash flows used in investing activities of $65.2 million for the 39 weeks ended January 31, 2015. The Company’s investing activities consist principally of capital expenditures for the maintenance of existing stores and enhancements to systems and the website. Capital expenditures totaled $69.8 million and $65.7 million during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively.

Net cash flows used in financing activities for the 39 weeks ended January 30, 2016 were $72.0 million on common and preferred dividends, fees incurred to enter into the New Credit Facility, share repurchases and other financing activities. Net cash flows used in financing activities of $160.6 million for the 39 weeks ended January 31, 2015 included the repayment of the junior seller note, the acquisition of preferred membership interests and preferred dividends, offset by Microsoft proceeds.

The Company had no borrowings under its $700.0 million New Credit Facility at January 30, 2016 and no borrowings under its $1.0 billion previous Credit Facility at January 31, 2015. The Company had $47.9 million of outstanding letters of credit as of January 30, 2016 compared with $67.3 million as of January 31, 2015.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $3.9 million, or 5.4%, to $69.4 million as of January 30, 2016, compared to $73.3 million as of January 31, 2015.

•	Merchandise inventories increased $12.6 million, or 1.2%, to $1.044 billion as of January 30, 2016, compared to $1.031 billion as of January 31, 2015. Retail inventories increased $15.9 million, or 1.6%, primarily on planned increases to support merchandising initiatives and core comparable sales growth. NOOK inventories decreased $3.3 million, or 14.2%, versus the prior year on lower device volume.

•	Prepaid expenses and other current assets remained flat at $66.7 million as of January 30, 2016 as compared to January 31, 2015.

•	Short-term deferred taxes decreased $4.0 million, or 3.3%, to $117.8 million as of January 30, 2016 as compared to $121.8 million as of January 31, 2015.

•	Property and equipment, net decreased $42.2 million, or 12.1%, to $307.2 million as of January 30, 2016, compared to $349.3 million as of January 31, 2015 as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $5.2 million, or 1.7%, to $311.1 million as of January 30, 2016, compared to $316.3 million as of January 31, 2015 on additional amortization and a $3.8 million impairment of a publishing contract.

•	Other noncurrent assets increased $1.8 million, or 18.8%, to $11.6 million as of January 30, 2016, compared to $9.8 million as of January 31, 2015. Financing fees related to the New Credit Facility were partially offset by the amortization of prior facility financing fees over the past twelve months.

•	Accounts payable decreased $19.0 million, or 3.2%, to $577.0 million as of January 30, 2016, compared to $595.9 million as of January 31, 2015. Accounts payable were 55.3% and 57.8% of merchandise inventory as of January 30, 2016 and January 31, 2015, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $39.9 million, or 10.7%, to $334.3 million as of January 30, 2016, compared to $374.2 million as of January 31, 2015. Accrued liabilities include deferred income, accrued taxes, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals. This decrease was primarily due to lower device-related liabilities and tax liabilities, offset by an increase in the pension liability due to reclassification from long-term.

•	Gift card liabilities decreased $5.2 million, or 1.3%, to $384.9 million as of January 30, 2016, compared to $390.1 million as of January 31, 2015. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $13.5 million and $10.1 million during the 13 weeks ended January 30, 2016 and January 31, 2015, respectively, and $24.1 million and $21.3 million during the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Long-term deferred taxes decreased $10.0 million, or 6.9%, to $134.1 million as of January 30, 2016, compared to $144.1 million as of January 31, 2015 primarily due to timing differences.

•	Other long-term liabilities decreased $16.7 million, or 10.7%, to $138.7 million as of January 30, 2016, compared to $155.3 million as of January 31, 2015 due to lower deferred rent and reclassification of pension liability to short-term, partially offset by higher tax reserves.

•	During July 2015, the outstanding Series J Preferred Stock was converted to shares of the Company’s Common Stock.

•	In December 2014, the Company re-acquired Microsoft and Pearson’s interest in NOOK Media, Inc. in exchange for $76.2 million cash and $76.2 million in common stock of Barnes & Noble.

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

On December 3, 2014, Morrison, Microsoft, Barnes & Noble and Barnes & Noble Education entered into agreements, pursuant to which Morrison’s interest in the LLC was purchased by Barnes & Noble Education and the Microsoft commercial agreement was terminated effective as of such date. Pursuant to the Purchase Agreement (the Purchase Agreement) among Barnes & Noble, Barnes & Noble Education, Morrison and Microsoft, Barnes & Noble Education purchased from Morrison, and Morrison sold, all of its $300.0 million convertible Series A preferred limited liability company interest in the LLC in exchange for an aggregate purchase price of $124.9 million consisting of (i) $62.4 million in cash and (ii) 2,737,290 shares of common stock, par value $0.001 per share, of Barnes & Noble. The Purchase Agreement closed on December 4, 2014. The Company accounted for this transaction in accordance with ASC 810-10, Non-Controlling Interest (ASC 810-10) and it accordingly was reflected as an equity transaction. In connection with the closing, the parties entered into a Digital Business Contingent Payment Agreement, pursuant to which Microsoft is entitled to receive 22.7% of the proceeds from, among other events or transactions, (1) any future dividends or other distributions received from Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances, and (2) the sale of Barnes & Noble’s NOOK digital business at any time until the date that is three years from the closing, subject to a one-year extension under certain circumstances.

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

Under the Agreement, NOOK Digital committed to purchase a minimum of 1,000,000 NOOK®-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which launch occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015. The parties are currently in discussions with respect to modifying the agreement, including but not limited to modifying the minimum device commitment, although there can be no assurance that those discussions will lead to a modified agreement.

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

On August 2, 2015, Michael P. Huseby resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, which was contingent upon the successful separation of B&N Education. In connection with his termination of employment, he received severance payments based on the terms of his employment agreement with the Company, effective as of January 7, 2014. Under the terms of his employment agreement, upon a resignation for “Good Reason”, Mr. Huseby was entitled to receive lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding two completed years and (c) the cost of benefits. In addition, Mr. Huseby was entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement. As a result, Mr. Huseby received a severance payment equal to $7.7 million and additionally was entitled to 300,000 shares of the Company’s common stock pursuant to the accelerated vesting of the equity-based awards, which were settled for cash based on the closing price of the Company’s common stock on the record date of the Spin-Off in an amount equal to $8.0 million. The net cash payments related to Mr. Huseby’s resignation totaled $15.7 million during the second quarter ending October 31, 2015. Mr. Huseby’s 300,000 shares have been ratably expensed from the initial grant date, thereby reducing the total resignation charge to $10.5 million, which was recorded within selling and administrative expenses during the second quarter ending October 31, 2015.

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

In recent years, B&N Retail has experienced declining sales trends due to secular industry challenges, leading to lower comparable store sales, decreased online sales and store closures. The Company also experienced expense deleverage due to the declining sales trends. More recently, the Company benefited from favorable book industry trends, including a moderation of the growth of the digital book market. In addition, the Company implemented successful merchandising initiatives which improved traffic and sales trends, especially in its non-book businesses. The Company has also increased the size and scope of its in-store events, which now include nationwide campaigns, such as Get Pop-Cultured and Maker Faire, that increase traffic and sales and further reinforce Barnes & Noble as a community center. The Company has also improved the display of book titles in its stores to make books easier to discover amongst its vast selection, which it believes has improved performance. The Company has also benefited from reduced physical bookstore competition in the marketplace, and continues to expect to benefit from further market consolidation as non-book retailers reduce their presence in the book category. The Company launched a new eCommerce platform in June 2015 and expected certain challenges that generally accompany any new site launch. However, the challenges were greater than anticipated and reduced traffic, as well as conversion. The Company has been and continues to implement website fixes to increase traffic and conversion on the site, as well as improve the overall user experience. BN.com is an important component of the Company’s omni-channel strategy and it believes that in the long term the new platform will enable it to be more competitive in the marketplace.

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

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 39 weeks ended January 30, 2016 compared with the 13 and 39 weeks ended January 31, 2015.

Sales

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% Total	January 31, 2015	% Total	January 30, 2016	% Total	January 31, 2015	% Total
B&N Retail	$1,378,887	97.5%	$1,395,917	96.9%	$3,178,590	96.7%	$3,238,883	95.6%
NOOK	51,737	3.7%	77,509	5.4%	149,568	4.6%	211,402	6.2%
Elimination	(16,677)	(1.2)%	(33,294)	(2.3)%	(40,998)	(1.2)%	(63,256)	(1.9)%

Total Sales	$1,413,947	100.0%	$1,440,132	100.0%	$3,287,160	100.0%	$3,387,029	100.0%

During the 13 weeks ended January 30, 2016, the Company’s sales decreased $26.2 million, or 1.8%, to $1.414 billion from $1.440 billion during the 13 weeks ended January 31, 2015. The changes by segment are as follows:

•	B&N Retail sales decreased $17.0 million, or 1.2%, to $1.379 million from $1.396 billion during the same period one year ago, and accounted for 97.5% of total Company sales. Online sales were impacted by the launch of the new BN.com website, decreasing $15.6 million, or 12.5%, versus the prior year. Closed stores decreased sales by $12.4 million. These decreases were partially offset by an increase in comparable store sales of $2.6 million, or 0.2%, and a $3.4 million increase in gift card breakage as redemptions continue to run lower than historical patterns. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $2.6 million, or 25.8%.

Of the $2.6 million increase in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, increased $14.6 million, or 1.3%, as compared to the prior year. Non-book core categories increased sales by $26.9 million, or 6.3%, on growth of the Toys & Games, Vinyl and Gift businesses. Book categories decreased sales by $12.3 million, or 1.7%, on lower sales of Trade and Juvenile titles, partially offset by strong sales of coloring books. Sales of NOOK® products at B&N Retail stores decreased $11.8 million, or 37.3%, primarily on lower device unit volume and lower average selling prices.

•	NOOK sales decreased $25.8 million, or 33.3%, to $51.7 million from $77.5 million during the same period one year ago, and accounted for 3.7% of total Company sales. Device and accessories sales decreased $16.3 million, or 44.1%, to $20.7 million on lower unit sales and lower average selling prices. Digital content sales decreased $9.5 million, or 23.3%, to $31.0 million primarily on lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $16.6 million, or 49.9%, versus the prior year. NOOK sales, net of elimination, accounted for 2.5% of total Company sales.

During the 13 weeks ended January 30, 2016, B&N Retail had no store openings and seven store closings.

During the 39 weeks ended January 30, 2016, the Company’s sales decreased $99.9 million, or 2.9%, to $3.287 billion from $3.387 billion during the 39 weeks ended January 31, 2015. The changes by segment are as follows:

•	B&N Retail sales decreased $60.3 million, or 1.9%, to $3.179 billion from $3.239 billion during the same period one year ago, and accounted for 96.7% of total Company sales. Online sales were impacted by the launch of the new BN.com website, decreasing $39.3 million, or 14.3%, versus the prior year. Closed stores decreased sales by $30.7 million. Device warranty reimbursements, resulting from favorable claims experience with a warranty service provider, decreased $4.8 million on a year-to-date basis as compared to prior year due to a smaller claim period and lower volume. These unfavorable variances were partially offset by an increase in comparable store sales of $4.0 million, or 0.2%, and a $2.9 million increase in gift card breakage as redemptions continue to run lower than historical patterns. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $3.1 million, or 9.5%.

Of the $4.0 million increase in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, increased $18.6 million, or 0.7%, as compared to the prior year. Non-book core categories increased sales by $45.3 million, or 5.0%, on growth of the Toys & Games, Vinyl and Gift businesses. Book categories decreased sales by $26.7 million, or 1.5%, primarily on lower sales of Trade and Juvenile titles, partially offset by strong sales of coloring books. Sales of NOOK® products at B&N Retail stores decreased $14.3 million, or 23.0%, versus the prior year on lower device unit sales and lower average selling prices.

•	NOOK sales decreased $61.8 million, or 29.2%, to $149.6 million from $211.4 million during the same period one year ago, and accounted for 4.6% of total Company sales. Digital content sales decreased $37.5 million, or 27.2%, to $100.1 million primarily on lower unit sales. Device and accessories sales decreased $24.3 million, or 33.0%, to $49.4 million primarily on lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $22.3 million, or 35.2%, versus the prior year. NOOK sales, net of elimination, accounted for 3.3% of total Company sales.

During the 39 weeks ended January 30, 2016, B&N Retail had no store openings and eight store closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
B&N Retail	$904,292	65.6%	$914,157	65.5%	$2,168,992	68.2%	$2,197,930	67.9%
NOOK	34,677	67.0%	53,485	69.0%	97,627	65.3%	126,238	59.7%
Elimination	(16,677)	(32.2)%	(33,294)	(43.0)%	(40,998)	(27.4)%	(63,256)	(29.9)%

Total Cost of Sales and Occupancy	$922,292	65.2%	$934,348	64.9%	$2,225,621	67.7%	$2,260,912	66.8%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 30, 2016, cost of sales and occupancy decreased $12.1 million, or 1.3%, to $922.3 million from $934.3 million during the 13 weeks ended January 31, 2015. Cost of sales and occupancy increased as a percentage of sales to 65.2% from 64.9% during the same period one year ago. The percent of sales changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 65.6% from 65.5%, or 10 basis points, during the same period one year ago. The prior year included a decline in reserves for non-returnable products (40 basis points), whereas the current year included an increase in reserves (20 basis points) on higher non-returnable product levels. Distribution center costs increased 20 basis points primarily on the residual impact of the prior quarter transition to a new third-party service provider. These unfavorable variances were primarily offset by favorable vendor settlements (30 basis points), product mix (40 basis points) and increased gift card breakage (25 basis points). The remaining variance was comprised of sales deleverage and general timing differences.

•	NOOK cost of sales and occupancy remained relatively consistent, decreasing as a percentage of sales to 67.0% from 69.0% during the same period one year ago.

During the 39 weeks ended January 30, 2016, cost of sales and occupancy decreased $35.3 million, or 1.6%, to $2.226 billion from $2.261 billion during the 39 weeks ended January 31, 2015. Cost of sales and occupancy increased as a percentage of sales to 67.7% from 66.8% during the same period one year ago. The percent of sales changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 68.2% from 67.9%, or 35 basis points, during the same period one year ago. Distribution costs increased 25 basis points on the transition to a new third-party service provider during the year, as well as expense deleverage. The balance of the variance was primarily attributable to higher reserves on non-returnable products (30 basis points), higher occupancy costs (20 basis points) and lower warranty reimbursements (15 basis points), partially offset by a favorable product mix (40 basis points) and increased vendor allowances (15 basis points).

•	NOOK cost of sales and occupancy increased as a percentage of sales to 65.3% from 59.7% during the same period one year ago. The prior year included a favorable benefit from the adjustment of lease accounting items to reflect the impact of the Palo Alto relocations. This benefit, net of closing costs, was primarily driven by the reversal of previously deferred rent liabilities upon exiting the facility. In addition, the prior year included a favorable reduction in costs of goods sold on renegotiated parts and components liabilities. Cost of sales and occupancy was also impacted by product mix, sales deleverage and general timing differences.

Gross Profit

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
B&N Retail	$474,595	34.4%	$481,760	34.5%	$1,009,598	31.8%	$1,040,953	32.1%
NOOK	17,060	48.7%	24,024	54.3%	51,941	47.8%	85,164	57.5%

Total Gross Profit	$491,655	34.8%	$505,784	35.1%	$1,061,539	32.3%	$1,126,117	33.2%

The Company’s consolidated gross profit decreased $14.1 million, or 2.8%, to $491.7 million during the 13 weeks ended January 30, 2016 from $505.8 million during the 13 weeks ended January 31, 2015. This decrease was due to the matters discussed above.

The Company’s consolidated gross profit decreased $64.6 million, or 5.7%, to $1.062 billion during the 39 weeks ended January 30, 2016 from $1.126 billion during the 39 weeks ended January 31, 2015. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
B&N Retail	$294,438	21.4%	$286,371	20.5%	$783,353	24.6%	$756,362	23.4%
NOOK	28,214	80.5%	53,061	120.0%	101,710	93.7%	154,717	104.4%

Total Selling and Administrative Expenses	$322,652	22.8%	$339,432	23.6%	$885,063	26.9%	$911,079	26.9%

Selling and administrative expenses decreased $16.8 million, or 4.9%, to $322.7 million during the 13 weeks ended January 30, 2016 from $339.4 million during the 13 weeks ended January 31, 2015. Selling and administrative expenses decreased as a percentage of sales to 22.8% from 23.6% as compared to the same period one year ago. The percent of sales changes by segment are as follows:

•	B&N Retail selling and administrative expenses increased as a percentage of sales to 21.4% from 20.5% during the same period one year ago. The current year included an impairment charge on a publishing contract of $3.8 million. Excluding this impairment charge, selling and administrative expenses increased approximately 55 basis points as a percentage of sales to 21.1% from 20.5% for the quarter. Advertising costs increased 80 basis points as the Company invested in the bookstore-focused “You never know who you’ll meet at Barnes & Noble” holiday television campaign. Store payroll increased 20 basis points (on store sales) as wage increases outpaced productivity gains during the quarter. Employee benefit costs also increased 20 basis points. The new website increased expenses by 20 basis points due to additional costs to stabilize the site, increase traffic, and improve the overall user experience. These increases were partially offset by a $7.3 million (50 basis points) pension settlement charge recorded in the prior year. The remaining variance was attributable to the general timing of expenses.

•	NOOK selling and administrative expenses decreased as a percentage of sales to 80.5% from 120.0% during the same period one year ago. On a dollar basis, selling and administrative expenses declined $24.8 million primarily on cost rationalization efforts, including lower compensation, advertising, consulting and legal costs, as well as lower variable costs on the sales decline. While total Company advertising spend remained consistent versus the prior year, NOOK advertising expenses were reduced as the Company invested in the bookstore-focused holiday television campaign.

Selling and administrative expenses decreased $26.0 million, or 2.9%, to $885.1 million during the 39 weeks ended January 30, 2016 from $911.1 million during the 39 weeks ended January 31, 2015. Selling and administrative expenses as a percentage of sales remained flat at 26.9% as compared to the same period one year ago. The percent of sales changes by segment are as follows:

•

B&N Retail selling and administrative expenses increased as a percentage of sales to 24.6% from 23.4% during the same period one year ago. The current year included executive severance costs of $10.5 million and an impairment charge on a publishing contract of $3.8 million. Excluding these charges, selling and administrative expenses increased 85 basis points as a percentage of sales to 24.2% from 23.4% during the same period one year ago. Advertising costs increased 35 basis points on the holiday television campaign. Store payroll increased 25 basis points (on store sales) as wage increases outpaced productivity gains on a year-to-date basis. The new website increased expenses by 15 basis points due to a significant amount of website fixes to stabilize the site, increase traffic and improve the overall user experience. Other increases include increased employee benefit costs (15 basis points) and higher professional fees (10 basis points). These increases were partially offset by a decrease in pension costs (15 basis points) as the prior year included a $7.3 million settlement charge. The remaining variance was attributable to the general timing of expenses.

•	NOOK selling and administrative expenses decreased as a percentage of sales to 93.7% from 104.4% during the same period one year ago. On a dollar basis, selling and administrative expenses decreased $53.0 million on cost rationalization efforts, including lower compensation-related costs, advertising, consulting and legal costs, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
B&N Retail	$26,853	1.9%	$25,581	1.8%	$78,079	2.5%	$79,953	2.5%
NOOK	8,294	23.7%	9,690	21.9%	25,785	23.7%	29,997	20.2%

Total Depreciation and Amortization	$35,147	2.5%	$35,271	2.4%	$103,864	3.2%	$109,950	3.2%

During the 13 weeks ended January 30, 2016, depreciation and amortization decreased $0.1 million, or 0.4%, to $35.1 million from $35.3 million during the same period one year ago. The impact of fully depreciated assets and store closings were essentially offset by additional capital expenditures.

During the 39 weeks ended January 30, 2016, depreciation and amortization decreased $6.1 million, or 5.5%, to $103.9 million from $110.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closings, partially offset by additional capital expenditures.

Operating Profit (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	% of Sales	January 31, 2015	% of Sales	January 30, 2016	% of Sales	January 31, 2015	% of Sales
B&N Retail	$153,304	11.1%	$169,808	12.2%	$148,166	4.7%	$204,638	6.3%
NOOK	(19,448)	(55.5)%	(38,727)	(87.6)%	(75,554)	(69.6)%	(99,550)	(67.2)%

Total Operating Profit	$133,856	9.5%	$131,081	9.1%	$72,612	2.2%	$105,088	3.1%

The Company’s consolidated operating profit increased $2.8 million, or 2.1%, to an operating profit of $133.9 million during the 13 weeks ended January 30, 2016 from an operating profit of $131.1 million during the 13 weeks ended January 31, 2015. This increase was due to the matters discussed above.

The Company’s consolidated operating profit decreased $32.5 million, or 30.9%, to an operating profit of $72.6 million during the 39 weeks ended January 30, 2016 from an operating profit of $105.1 million during the 39 weeks ended January 31, 2015. This decrease was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	% of Change	January 30, 2016	January 31, 2015	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$1,976	$3,521	(43.9)%	$7,233	$14,723	(50.9)%

Net interest expense and amortization of deferred financing fees decreased $1.5 million, or 43.9%, to $2.0 million during the 13 weeks ended January 30, 2016 from $3.5 million from the same period one year ago. This decrease was primarily due to lower deferred financing costs.

Net interest expense and amortization of deferred financing fees decreased $7.5 million, or 50.9%, to $7.2 million during the 39 weeks ended January 30, 2016 from $14.7 million from the same period one year ago. This decrease was primarily due to lower interest related to the repayment of the junior seller note in September 2014 and lower deferred financing fees.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 30, 2016	Effective Rate	January 31, 2015	Effective Rate	January 30, 2016	Effective Rate	January 31, 2015	Effective Rate
Income Taxes	$51,618	39.1%	$88,583	69.4%	$20,071	30.7%	$54,474	60.3%

The Company recorded an income tax provision of $51.6 million during the 13 weeks ended January 30, 2016 compared with an income tax provision of $88.6 million during the 13 weeks ended January 31, 2015. The Company’s effective tax rate was 39.1% and 69.4% for the 13 weeks ended January 30, 2016 and January 31, 2015, respectively. In the current year, the Company no longer maintains a valuation allowance against its tax assets, except with respect to certain separate state income tax jurisdictions. In the prior year, the Company recorded the tax implications of the Microsoft agreement, which does not impact the current year provision as a result of the termination of the Microsoft agreement in December 2014.

The Company recorded an income tax provision of $20.1 million during the 39 weeks ended January 30, 2016 compared with an income tax provision of $54.5 million during the 39 weeks ended January 31, 2015. The Company’s effective tax rate was 30.7% and 60.3% for the 39 weeks ended January 30, 2016 and January 31, 2015, respectively. The income tax provisions for the 39 weeks ended January 30, 2016 and January 31, 2015, respectively, include the impact of permanent items such as meals and entertainment, non-deductible executive compensation, changes in uncertain tax positions, finalization of the federal income tax audit covering the 2008 through 2012 tax years, the closure of many state taxing jurisdiction statutes, the impact of new legislation enacted by Congress permanently reinstating the research and development credit and the impact of filing the income tax returns. In the current year, the Company no longer maintains a valuation allowance against its tax assets, except with respect to certain separate state income tax jurisdictions. In the prior year, the Company recorded the tax implications of the Microsoft agreement, which do not impact the current year as a result of the termination of the Microsoft agreement in December 2014. In addition, the Company updates its tax rates on a quarterly basis, thus these rates are subject to quarter end adjustments.

Net Income from Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net Income from Continuing Operations	$80,262	$38,977	$45,308	$35,891

As a result of the factors discussed above, the Company reported consolidated net income from continuing operations of $80.3 million during the 13 weeks ended January 30, 2016, compared with consolidated net income from continuing operations of $39.0 million during the 13 weeks ended January 31, 2015.

As a result of the factors discussed above, the Company reported consolidated net income from continuing operations of $45.3 million during the 39 weeks ended January 30, 2016, compared with consolidated net income from continuing operations of $35.9 million during the 39 weeks ended January 31, 2015.

Net Income (Loss) from Discontinued Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net Income (Loss) from Discontinued Operations	$—	$33,191	$(39,146)	$20,126

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for the 13 and 39 weeks ended January 31, 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations. Additionally, discontinued operations in the 39 weeks ended January 30, 2016 include investment banking fees (as they directly relate to the Spin-Off), as well as pre-spin B&N Education results and separation-related costs and exclude corporate allocation adjustments with B&N Retail.

Net Income

	13 weeks ended		39 weeks ended
Dollars in thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net Income Attributable to Barnes & Noble, Inc.	$80,262	$72,168	$6,162	$56,017

As a result of the factors discussed above, the Company reported consolidated net income of $80.3 million during the 13 weeks ended January 30, 2016, compared with consolidated net income of $72.2 million during the 13 weeks ended January 31, 2015.

As a result of the factors discussed above, the Company reported consolidated net income of $6.2 million during the 39 weeks ended January 30, 2016, compared with consolidated net income of $56.0 million during the 39 weeks ended January 31, 2015.

Critical Accounting Policies

During the third quarter of fiscal 2016, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s online and other initiatives, effects on Barnes & Noble and its remaining businesses resulting from the separation of Barnes & Noble Education, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 30, 2016, the Company’s cash and cash equivalents totaled approximately $63.6 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the third quarter of fiscal 2016. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the third quarter of fiscal 2016.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had no borrowings under its new credit facility at January 30, 2016 and no borrowings under its previous credit facility at January 31, 2015. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.2 million in the third quarter of fiscal 2016. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.2 million in the third quarter of fiscal 2016.

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

Except as otherwise described below with respect to the Adrea LLC (Adrea) matter, the Company has determined that a loss is reasonably possible with respect to the matters described below. Based on its current knowledge the Company has determined that the amount of loss or range of loss, that is reasonably possible (or in the case of Adrea, probable), including any reasonably possible (or, in the case of Adrea, probable) losses in excess of amounts already accrued, is not estimable.

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

Lina v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On August 5, 2011, a purported class action complaint was filed against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California from August 5, 2007 to present: (1) failure to pay wages and overtime; (2) failure to pay for missed meals and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to reimburse for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that these salaried managers were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the purported class. The Company was served with the complaint on August 11, 2011. On July 1, 2014 the court denied plaintiff’s motion for class certification. The court ruled that plaintiff failed to satisfy his burden to demonstrate common issues predominated over individual issues, that plaintiff was a sufficient class representative, or that a class action was a superior method to adjudicate plaintiff’s claims. Plaintiff filed a notice of appeal on August 29, 2014. On November 18, 2014, the trial court stayed all proceedings pending appeal. The parties have subsequently executed a settlement agreement memorializing a non-material resolution of the matter and will be filing a dismissal of the matter with the court.

Jones et al v. Barnes & Noble, Inc., and Barnes & Noble Booksellers, Inc. et al.

On April 23, 2013, Kenneth Jones (Jones) filed a purported Private Attorney General Act action complaint against Barnes & Noble, Inc. and Barnes & Noble Booksellers, Inc. in the Superior Court for the State of California making the following allegations with respect to salaried Store Managers at Barnes & Noble stores located in California: (1) failure to pay wages and overtime; (2) failure to pay for missed meal and/or rest breaks; (3) waiting time penalties; (4) failure to pay minimum wage; (5) failure to provide reimbursement for business expenses; and (6) failure to provide itemized wage statements. The claims are generally derivative of the allegation that Jones and other “aggrieved employees” were improperly classified as exempt from California’s wage and hour laws. The complaint contains no allegations concerning the number of any such alleged violations or the amount of recovery sought on behalf of the plaintiff or the purported aggrieved employees. On May 7, 2013, Judge Michael Johnson (before whom the Lina action is pending) ordered the Jones action related to the Lina action and assigned the Jones action to himself. The Company was served with the complaint on May 16, 2013 and answered on June 10, 2013. On November 18, 2014, the court stayed all proceedings pending appeal in the related Lina action. The parties have subsequently executed a settlement agreement memorializing a non-material resolution of the matter and will be filing a dismissal of the matter with the court.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and Nook Media LLC

With respect to the Adrea matter described herein, the Company has determined, based on its current knowledge, that a loss is probable.

On June 14, 2013, Adrea filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851 (‘851 patent), 7,299,501 (‘501 patent) and 7,620,703 (‘703 patent). B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. On July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

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

On July 24, 2015, the Court granted B&N’s post trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Accordingly, the Court has now ordered a new trial on damages with respect to ‘703 patent, since the original damages award was a total award for both patents. The date of such trial, and the scope of any damage claims the Court may permit the jury to consider with respect to the ‘703 patent, are to be determined by the Court in due course.

Item 1A.	Risk Factors

Other than the fact that the risks related to Barnes & Noble College are no longer applicable as a result of the separation of Barnes & Noble Education, Inc. from the Company completed on August 2, 2015, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 – November 28, 2015	717	$12.99	—	$50,000,000
November 29, 2015 – January 2, 2016	1,438,511	$9.35	1,408,062	$36,844,290
January 3, 2016 – January 30, 2016	396,833	$8.53	390,900	$33,511,200

Total	1,836,061	$9.17	1,798,962

(a)	The shares on this table above include 1,798,962 shares repurchased under the Company’s stock repurchase program, as well as 37,099 shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock and restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan intends to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The maximum dollar value of common stock that may yet be purchased under this program is approximately $33.5 million as of January 30, 2016. As of January 30, 2016, the Company has repurchased 36,797,336 shares at a cost of approximately $1.08 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

March 4, 2016

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