Form 10-K
period 2016-04-30
BARNES & NOBLE INC
filed 2016-06-23
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $818,450,838 based upon the closing market price of $12.99 per share of Common Stock on the New York Stock Exchange as of October 31, 2015.

As of May 31, 2016, 73,866,102 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 64,414 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2016 are incorporated by reference into Parts II and IV.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s online and other initiatives, effects on Barnes & Noble and its remaining businesses resulting from the separation of Barnes & Noble Education, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” and in Barnes & Noble’s other filings made hereafter from time to time with the Securities and Exchange Commission (SEC).

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

PART I

ITEM 1. BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 is a leading content and commerce company providing customers easy and convenient access to trade books and other content across its multi-channel distribution platform. As of April 30, 2016, the Company operates 640 bookstores in 50 states, maintains an eCommerce site, develops digital reading products and operates one of the largest digital bookstores. Barnes & Noble is utilizing the strength of its retail footprint in combination with its online and digital businesses to provide an omni-channel experience for its customers, fulfilling its commitment to offer customers any book, anytime, anywhere and in any format.

Barnes & Noble Retail (B&N Retail) operates 640 retail bookstores, primarily under the Barnes & Noble Booksellers® trade name, and includes the Company’s eCommerce site. B&N Retail also includes Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption online, NOOK®2 reading devices, co-branded NOOK® tablets and reading software for iOS, Android and Windows 8. The Company employed approximately 28,000 full- and part-time employees as of April 30, 2016. Including seasonal and temporary employees, the Company employed approximately 29,000 employees as of April 30, 2016.

The Company’s principal business is the sale of trade books (generally hardcover and paperback consumer titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, NOOK® and related accessories, bargain books, magazines, gifts, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on www.barnesandnoble.com. The Company also offers a textbook rental option to its customers through barnesandnoble.com. The Company offers its customers a full suite of textbook options—new, used, digital and rental.

In recent years, B&N Retail has experienced declining sales trends due to secular industry challenges, leading to lower comparable store sales, decreased online sales and store closures. The Company also experienced expense deleverage due to the declining sales trends. More recently, the Company has benefited from favorable book industry trends, including a plateauing of the growth of the digital book market. In addition, the Company implemented successful merchandising initiatives, which improved traffic and sales trends, especially in its non-book businesses. The Company has also increased the size and scope of its in-store events, which now include nationwide campaigns, such as Get Pop-Cultured and Maker Faire that increase traffic and sales and further reinforce Barnes & Noble as a community center. The Company is also improving the navigation and discovery of titles that takes place in its stores to make books easier to find amongst its vast selection, which it believes will improve performance. The Company launched a new eCommerce platform in June 2015 and expected certain challenges that generally accompany any new site launch. However, the challenges were greater than anticipated and reduced website traffic, as well as conversion. The Company has been and continues to implement website fixes to increase traffic and conversion on the site, as well as improve the overall user experience. BN.com is an important component of the Company’s omni-channel strategy, and it believes that in the long term the new platform will enable it to be more competitive in the marketplace.

[1]	Based upon sales reported in trade publications and public filings.
[2]

Any references to NOOK® include the Company’s Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab E NOOK®, Samsung Galaxy Tab® 4 NOOK® 7.0 device and NOOK GlowLightTM Plus, each of which includes the trademark symbol (® or ™, as applicable) even if a trademark symbol is not included.

NOOK represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, providing easy access to Barnes & Noble’s expansive digital collection of over four million eBooks, digital magazines and newspapers, while rationalizing its existing cost structure.

The Company believes that through its omni-channel offering it is well positioned to improve results and is focused on executing four key objectives to achieve success, including: significantly reducing NOOK losses; growing online and bookstore sales; reducing B&N Retail’s selling and administrative expenses; and growing its Membership program.

The Company has recently taken a number of actions that will help further reduce NOOK losses, including the exit of its Apps and video businesses, as well as the exit of the U.K. eBook market. The Company also entered into an agreement with Bahwan CyberTek (BCT) to outsource certain NOOK functions, including cloud management and development support for NOOK software, which enabled it to close its Santa Clara, CA and Taipei offices. Additionally, the Company entered into a revised partnership with Samsung to bring new co-branded devices to market.

To grow online and bookstore sales, the Company will utilize the strong Barnes & Noble brand and retail footprint to attract customers to its omni-channel offerings. The Company has also recently created individual bookstore social media accounts, which enable its booksellers to communicate directly with customers at the local level to inform them of all the great events and merchandise available at their local Barnes & Noble stores. The Company is also focused on increasing traffic through store events, and conversion through improved navigation and discovery throughout the store, including a customer friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

The Company is reviewing its organizational design and exploring process improvements to look for opportunities to reduce B&N Retail’s selling and administrative expenses.

The Company’s Membership program provides the Company with valuable data and insights into its customer base, enabling the Company to have deeper relationships and more meaningful communications with its Members. The Company plans to leverage its unique assets to increase the appeal of the program and the loyalty of its Members.

Separation of B&N Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (Barnes & Noble Education or B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

On July 14, 2015, the Barnes & Noble board of directors (the Board) approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which resulted in the complete legal and structural separation of the two companies. The distribution was subject to the satisfaction or waiver of certain conditions as set forth in B&N Education’s Registration Statement on Form S-1, which was filed with the SEC on February 26, 2015 and was amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015.

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

Discontinued Operations of B&N Education, Inc.

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for fiscal 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations. Additionally, discontinued operations for fiscal 2016 include investment banking fees (as they directly relate to the Spin-Off), as well as pre-spin B&N Education results and separation-related costs and exclude corporate allocation adjustments with B&N Retail.

Resignation Charge

On August 2, 2015, Michael P. Huseby resigned from the Company’s Board of Directors and as Chief Executive Officer of the Company, which was contingent upon the successful separation of B&N Education. In connection with his termination of employment, he received severance payments based on the terms of his employment agreement with the Company, effective as of January 7, 2014. Under the terms of his employment agreement, upon a resignation for “Good Reason”, Mr. Huseby was entitled to receive lump-sum severance equal to two times the sum of (a) annual base salary, (b) the average annual incentive compensation paid to the named executive officer with respect to the preceding two completed years and (c) the cost of benefits. In addition, Mr. Huseby was entitled to accelerated vesting of the equity-based awards granted pursuant to his employment agreement. As a result, Mr. Huseby received a severance payment equal to $7.7 million and additionally was entitled to 300,000 shares of the Company’s common stock pursuant to the accelerated vesting of the equity-based awards, which were settled for cash based on the closing price of the Company’s common stock on the record date of the Spin-Off in an amount equal to $8.0 million. The net cash payments related to Mr. Huseby’s resignation totaled $15.7 million during the second fiscal quarter ended October 31, 2015. Mr. Huseby’s 300,000 shares have been ratably expensed from the initial grant date, thereby reducing the total resignation charge to $10.5 million, which was recorded within selling and administrative expenses during the second fiscal quarter ended October 31, 2015.

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

Under the Agreement, NOOK Digital committed to purchase a minimum of 1,000,000 NOOK®-Samsung co-branded devices from Samsung within 12 months after the launch of the initial co-branded device, which occurred on August 20, 2014. The 12-month period was automatically extended by three months due to the quantity of sales of such co-branded devices through December 31, 2014, and the period was further extended until June 30, 2016 by an amendment executed by the parties on March 7, 2015.

NOOK Digital and Samsung have agreed to coordinate customer service for the co-branded NOOK® devices and have both agreed to a license of intellectual property to promote and market the devices. Additionally, Samsung has agreed to fund a marketing fund for the co-branded NOOK® devices at the initial launch and for the duration of the Agreement.

The Agreement had a two-year term, with certain termination rights, including termination (i) by NOOK Digital for a Samsung material default; (ii) by Samsung for a NOOK Digital material default; (iii) by NOOK Digital if Samsung fails to meet its shipping and delivery obligations in any material respect on a timely basis; and (iv) by either party upon insolvency or bankruptcy of the other party.

On May 17, 2016, NOOK Digital and Samsung amended the Agreement, pursuant to which NOOK Digital agreed to a minimum purchase commitment of devices with a total retail value equal to

$10.0 million during the first twelve months after launch of any co-branded NOOK tablet device. The amended minimum purchase commitment replaces all prior purchase commitments contained in the Agreement by NOOK Digital and Samsung.

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

On April 8, 2014, Liberty sold the majority of its shares to qualified institutional buyers in reliance on Rule 144A under the Securities Act and had retained an approximate 10% stake of its initial investment. As a result, Liberty no longer had the right to elect two preferred stock directors to the Company’s Board. Additionally, the consent rights and pre-emptive rights, to which Liberty was previously entitled, ceased to apply.

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

B&N Retail

This segment includes 640 bookstores as of April 30, 2016, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2016, the Company reduced the Barnes & Noble store base by approximately 229,000 square feet, bringing the total square footage to 16.9 million square feet, a net reduction of 1.3% from fiscal 2015. The Company did not open any new Barnes & Noble stores in fiscal 2016.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 30, 2016, Barnes & Noble had stores in 161 of the total 210 Designated Market Area markets. In 67 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 22,000 to 160,000 titles. The comprehensive title selection is diverse and reflects local interests and regional titles and authors’ works. Bestsellers typically represent between approximately 4% and 6% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer. Additionally, the website allows customers to purchase over four million eBooks, newspapers and magazines. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

Store Design and Ambiance. Many of the Barnes & Noble stores create a comfortable atmosphere with ample public space, a café offering sandwiches, soups and bakery items, among other things, and public restrooms. The cafés, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the stores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as proprietary gifts and B&N Educator Program, providing education tools for teachers, librarians and parents. These offerings and services have helped to make many of the stores neighborhood institutions.

NOOK® Boutique/Counter. The Company is utilizing its traditional retail bookstores to promote NOOK® via NOOK counters, NOOK Boutiques™, and NOOK Digital Shops™ within the bookstores. These dedicated areas provide customers the ability to see, feel, and experiment with NOOK®, speak to knowledgeable booksellers, and receive pre- and post-sales customer support. The Company offers NOOK® owners Always Free NOOK® Support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include the Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK®, Samsung Galaxy Tab® 4 NOOK® 7.0 device and NOOK GlowLight™ Plus. The NOOK® devices have also opened up an additional market for NOOK®-related accessories such as stands, covers, lights, and other items. Through our NOOK in Education program, the retail bookstores provide support and service to schools and educators who deploy NOOK® devices in their classrooms.

Educational Toys & Games Department. Barnes & Noble continues to expand in the educational toys and games category with a uniquely curated offering of best in class products from around the world. With its focus on education, customers can browse and engage in monthly hands-on learning events celebrating self-expression through arts and crafts, critical thinking skills through construction, even exploring scientific discoveries. The Educational Toys & Games Department at Barnes & Noble offers an experiential retail space where parents and gift-givers can shop in three distinct ways: by brand, by category and by age.

Specialty Games, Hobby & Collectibles. Barnes & Noble, in recognition of its customers’ interests, passions and pastimes, has expanded and will continue to explore the specialty, hobby, craft and collectibles category bringing a recognizable, authentic merchandising assortment together to complement its growing specialty games and puzzle area.

Music and Movies & TV Departments. Many of the Barnes & Noble stores have Music and Movies & TV departments, which offer CDs, Vinyl LPs, DVDs and Blu-ray discs. These departments range in size from approximately 300 to 8,000 square feet and typically stock approximately 12,000 titles. The Company’s DVD and Blu-ray selection focuses on current and classic movies, documentaries, fitness and instructional titles, British TV series and movies, and foreign films. The music selection is tailored to the tastes of the Company’s customers, centering on classical music, jazz, pop rock, and show tunes. The Company also offers a strong selection of Vinyl titles, available in all stores, along with turntables.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy and offer special promotions throughout the year, including Buy 2, Get the 3rd Free promotions on kids’ books, Special Value Purchase promotions with purchases in kids’ books and toys & games, Buy 1, Get 1 50% Off on select B&N Collectible Editions and up to 50% off promotions on DVDs & Blu-ray discs. The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. The Company’s website, www.barnesandnoble.com, also utilizes a competitive model that includes everyday low pricing as well as various promotional offerings designed for members and non-members alike and enables the Company to offer better value to its customers. The Barnes & Noble Kids’ Club Program offers free rewards and special offers to participants and invites children to celebrate their birthday within the retail bookstores.

Community Business Development. The Company’s retail bookstores host a variety of national and local events, which feature the many products and services it offers. Each store plans its own community-based calendar of events, including author appearances, children’s storytimes, poetry readings and book discussion groups. In addition, the Company hosts a number of national campaigns around various themes or audiences such as Get Pop-Cultured with Barnes & Noble, Summer Reading, My Favorite Teacher Essay Contest, Educator Appreciation Days, the annual Holiday Book Drive, which provides books to at risk children in the communities the stores serve, and Maker Faire, all of which increase traffic and sales and further reinforce Barnes & Noble as a community center.

The Company also provides fund-raising opportunities through its Bookfair program for schools and local non-profit arts and literacy organizations, as well as a Holiday Gift Wrap program, which allows non-profit organizations to gain exposure and raise funds while wrapping gifts inside the stores. The Company believes its community business development programs encourage customer loyalty, drives sales and traffic into its stores and provides positive publicity and media coverage.

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 22,000 to 160,000 unique titles, of which approximately 28,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers.

Product Master, the Company’s proprietary inventory database, has approximately 17.1 million titles. It includes approximately 7.3 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, Product Master allows the Company to achieve higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer.

The Company has a multi-channel eCommerce marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this eCommerce program is the Company’s website, www.barnesandnoble.com. The website serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at www.barnesandnoble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK® customers can access free Wi-Fi connectivity, enjoy the Read In Store™ feature to browse many complete eBooks for free.

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

Another example of a multi-channel initiative is the Barnes & Noble MasterCard®, a co-brand credit card issued by Barclaycard. Card members earn 5% back on purchases at any Barnes & Noble stores or online at www.barnesandnoble.com. They also earn points for every dollar spent on purchases where MasterCard is accepted (excluding Barnes & Noble purchases); when they reach 2,500 points, they automatically earn a $25 Barnes & Noble gift card. Customers can apply in any B&N store or online at BN.com. Upon approval, they can use the new account to receive the 5% statement credit rebate on their B&N purchase, as well as a $25 Barnes & Noble Gift Card after first use of the account.

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

The B&N Retail segment includes 640 bookstores as of April 30, 2016, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state as of April 30, 2016 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Montana	4
Alaska	2	Nebraska	4
Arizona	15	Nevada	4
Arkansas	5	New Hampshire	4
California	71	New Jersey	24
Colorado	15	New Mexico	3
Connecticut	12	New York	39
Delaware	2	North Carolina	21
Florida	40	North Dakota	3
Georgia	19	Ohio	18
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	7
Illinois	27	Pennsylvania	26
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	51
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	17	Virginia	24
Michigan	19	Washington	18
Minnesota	17	West Virginia	1
Mississippi	3	Wisconsin	11
Missouri	12	Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts & photography, puzzles & games, coloring books and history & current affairs, as well as a large children’s line. Sterling, with a solid backlist and robust value publishing program, has a title base of approximately 16,000 eBooks and print books. In addition, Sterling also distributes approximately 1,000 titles on behalf of client publishers.

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

Each Barnes & Noble store generally employs a store manager, two assistant store managers, two merchandise managers, a café manager, a receiving manager and on average 30 full- and part-time booksellers. Many Barnes & Noble stores also employ a full-time community relations manager. The large employee base provides the Company with experienced booksellers to fill new positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

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

Purchasing

Barnes & Noble’s buyers negotiate costs on select items, marketing funds, promotional discounts, cooperative advertising and showroom allowances with publishers and other suppliers for www.barnesandnoble.com and all of the Company’s bookstores. The Company’s distribution centers enable it to maximize available discounts and enhance its ability to create marketing programs with many of its vendors. The Company has buyers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company’s B&N Retail segment purchases physical books on a regular basis from over 500 publishers and nearly 50 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 66% of the B&N Retail’s book purchases during fiscal 2016, and no single supplier accounted for more than 30% of B&N Retail’s book purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

Distribution

The Company has invested significant capital in its systems and technology by building new platforms, implementing new software applications and building and maintaining efficient distribution centers. This investment has enabled the Company to source a majority of its inventory through its own distribution centers, resulting in direct buying from vendors rather than wholesalers. Using the Company’s own distribution centers rather than wholesalers lowers distribution costs per unit, increases inventory turns, and improves product margins. The Company’s distribution centers’ 3-prong strategy of (1) accelerating speed to market, (2) improving order quality (on-time, complete and damage free) and (3) reducing costs has improved just-in-time deliveries to stores as well as deliveries to the Company’s customers on orders placed via the Barnes & Noble website and through the Company’s in-store order network.

As of April 30, 2016, the Company has approximately 1,745,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States.

Information Technologies

The Company has focused a majority of its information technology resources on strategically positioning and implementing systems to support store operations, online technology requirements, merchandising, distribution, marketing and finance.

BookMaster, the Company’s proprietary bookstore inventory management system, integrates point-of-sale features with a proprietary data warehouse-based replenishment system. BookMaster enhances communications and real-time access to the Company’s network of bookstores, distribution centers and wholesalers. The Company continues to implement systems to improve efficiencies in back office processing in the human resources, finance and merchandising areas.

The Company plans to continue to invest in technologies that will enable it to offer its customers the more convenient and user-friendly online shopping experience. B&N Retail has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of service to its customers. The overall mix of technologies and applications allows the Company to support a distributed, scalable and secure eCommerce environment.

The Company uses Intel®-based server technology in a fully redundant configuration to power its current website, which is hosted in two Company-owned locations. Each of these sites has sufficient capacity to independently support the volume of traffic directed toward the Company’s website during peak periods. Both hosting locations are configured with redundant power, Internet telecommunications capacity and cooling to significantly reduce its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable to meet the future growth demands of the business.

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 30, 2016, the B&N Retail segment had approximately 28,000 full- and part-time booksellers. The B&N Retail segment’s employees are not represented by unions.

NOOK

This segment represents the Company’s digital business, which includes the Company’s eBookstore, digital newsstand and sales of NOOK® devices and accessories. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, providing easy access to Barnes & Noble’s expansive digital collection of over four million eBooks, digital magazines and newspapers, while rationalizing its existing cost structure. As part of this commitment, the Company partners with Samsung to develop co-branded NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience, while continuing to develop and offer its own black-and-white NOOK® eReaders.

Barnes & Noble’s NOOK digital bookstore and Reading Apps™ provide customers the ability to purchase and read their digital content and access their Lifetime Library on a wide range of digital platforms, including Windows 8 PCs and tablets, iPad™, iPhone® , Android™ smartphones and tablets, PC and Mac®. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers can access their NOOK content from almost all of today’s most popular devices.

NOOK currently sells a number of different devices to satisfy customers’ digital needs, including the Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK®, Samsung Galaxy Tab® 4 NOOK® 7.0 device and NOOK GlowLight™ Plus. These devices provide customers access to the millions of books and magazines in the NOOK Store, and through Google Play, Android apps and games, songs, movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK GlowLight™ Plus provides customers a simple, easy to use, intuitive eReader on an E Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. Always Free NOOK Support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable bookseller to receive pre- and post- customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices, Read In Store™ access, which allows owners to read NOOK Books™ for free. NOOK® devices also allow for digital lending of a wide selection of books through its LendMe® technology.

Operations

The digital products group has knowledgeable product development and operational management teams in the areas of reading software, digital content retailing and mobile device development. Digital product management oversees product concept, software development, engineering, and user experience. Operational management has historically overseen demand planning, strategic sourcing, manufacturing, return and refurbishment of hardware. The Company expects that digital product management’s role will continue to focus on eReading devices and reading platforms, while also shifting to the management of third-party partner relationships, such as NOOK’s partnership with Samsung proceeds.

On April 7, 2016, the Company entered into an agreement with Bahwan CyberTek (BCT), a global software products and services company, in which BCT will take over certain NOOK technology services, including cloud management and development support for NOOK software.

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

Purchasing/Distribution

NOOK acquires the rights to distribute digital content from publishers and distributes the content on www.barnesandnoble.com, NOOK® devices and other eBookstore platforms. Certain digital content is distributed under an agency pricing model, in which the publishers set fixed prices for eBooks and NOOK receives a fixed commission on content sold through the eBookstore. The majority of the Company’s eBooks are sold under the agency model.

NOOK utilizes the Company’s purchasing power and its distribution centers to synergistically facilitate the purchasing and shipping of devices and accessories.

Competition

The eReader and tablet businesses are highly competitive. NOOK competes primarily on price, device functionality, consumer appeal and availability of digital content. The importance of price varies depending on the competitor, with some of NOOK’s competitors engaging in significant discounting and other promotional activities. NOOK competes with many online digital businesses, notably Amazon.com and Apple. Some of the Company’s competitors have substantially greater financial and other resources and may have different business strategies than NOOK does.

Seasonality

The NOOK business, like that of many technology companies, is impacted by the launch of new products and the promotional efforts to support those new products, as well as the traditional retail holiday selling seasonality.

Employees

As of April 30, 2016, NOOK had approximately 225 full- and part-time employees. NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, Barnsie®, Espari®, NOOK®, NOOK Color®, NOOK Tablet®, Reader’s Tablet®, NOOK Simple Touch®, GlowLight®, NOOK GlowLight™, The Simple Touch Reader®, NOOK Press®, NOOK Books®, NOOK Book Enhanced®, NOOK Developer®, The NOOK Book Store®, NOOK Newsstand®, NOOK Newspaper®, NOOK Kids®, Read In Store®, NOOK Friends®, LendMe®, NOOK Boutique®, NOOK Study®, ArticleView®, Daily Shelf®, Read To Me®, Punctuate!®, Wobblio®, Pop-Cultured®, B-Fest™, B&N Readouts™, SparkNotes®, Borders®, Borders Books & Music®, some of which are registered or pending with the United States Patent and Trademark Office.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, (2) “Retail business” refer to the Company’s business included in the Retail segment, and (3) “Digital business” refer to the Company’s business included in the Digital segment, including the sales of digital content, devices and accessories.

The Company’s businesses are dependent on the overall economic environment and consumer spending patterns.

A deterioration of the current economic environment could have a material adverse effect on the Company’s financial condition and operating results, as well as the Company’s ability to fund its growth or its strategic business initiatives.

The Retail and Digital businesses’ sales are primarily dependent upon discretionary consumer spending, which is affected by the overall economic environment, consumer confidence and other factors beyond its control. In addition, the Retail and Digital businesses’ sales are dependent in part on the strength of new release products, which are controlled by publishers and other suppliers.

Because of the Company’s existing penetration of attractive retail locations and the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s primary business is its operation of the Retail business’s stores across the United States, and it derived a majority of its sales from the Retail business’s stores in its most recent fiscal year. Management generally believes that the Retail business’s stores are located in attractive geographic markets. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

The complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

The complexity of the Company’s businesses could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions. The Company operates two different businesses: the Retail business and the Digital business.

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

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2016, the Retail business’s five largest suppliers accounted for approximately 66% of the dollar value of merchandise purchased. While the Company believes that its relationships with its suppliers are strong, suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

Furthermore, the Retail business is dependent on the continued supply of trade books. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences away from the print medium and the economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers, including payment terms, return policies, the discount or margin on products or changes to the distribution model could adversely affect its financial condition and liquidity. The Company has arrangements with third-party manufacturers with respect to digital devices. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments may be made far in advance of finished product delivery.

The Company’s relationship with strategic partners could have adverse impacts on the Company and its business.

The Company relies on third parties to provide certain services for its business. The Company’s business may be adversely impacted if such third parties fail to meet their obligations or to provide high levels of service to the Company’s customers. Further, the Company could be subject to claims as a result of the activities, products or services provided by these third-party service providers even though the Company was not directly involved in the circumstances leading to those claims. These claims could include, among other things, claims by the Company’s customers and claims relating to data security. Even if these claims do not result in liability to the Company, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from the Company’s business and result in adverse publicity that could harm the Company’s business.

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

The Company’s businesses are seasonal.

For the Company’s Retail business, sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. For fiscal 2016, 34.2% of sales and 135.3% of operating income of the Retail business were generated in its third fiscal quarter. Operating results in the Company’s businesses depend significantly upon the holiday selling season in the third fiscal quarter.

Less than satisfactory net sales during the Company’s peak fiscal quarter could have a material adverse effect on its financial condition or operating results for the year, and the Company’s results of operations from those quarters may not be sufficient to cover any losses, which may be incurred in the other fiscal quarters of the year.

The Company’s results of operations may fluctuate from quarter to quarter, which could affect the Company’s business, financial condition and results of operations.

The Company’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond its control. These factors include the timing of new product releases, weather, the level of success of the Company’s product releases, the timing of store openings and closings, shifts in the timing of certain promotions and the effect of impairments on the Company’s assets. These and other factors could affect the Company’s business, financial condition and results of operations, and this makes the prediction of the Company’s financial results on a quarterly basis difficult. The Company’s quarterly financial results have been and may in the future be below the expectations of public market analysts and investors.

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

The Company’s business involves the receipt, storage, processing and transmission of personal information about customers and employees. Personal information about customers is obtained in connection with the Company’s membership programs, eCommerce operations, digital media businesses, as well as through retail transactions in stores operated by the Company. The Company’s online operations and the Digital business depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We may share such information with vendors and third parties that assist with certain aspects of our business.

The Company’s handling and use of personal information is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards, such as the Payment Card Industry Data Security Standard, change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes and may be difficult to achieve. If the Company fails to comply with these laws, regulations and standards, it could be subjected to legal risk. Also, hardware, software or applications developed or procured internally or from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, even if the Company fully complies with all laws, regulations, and standards and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach, and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the Company’s security measures could misappropriate the Company’s or its users’ proprietary information and cause interruption in its operations. Any compromise of the Company’s data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, negative publicity, equipment acquisitions or disposal and added personnel, and a loss of confidence in its security measures, which could harm the business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.

The Company has suffered data security breaches in the past, including the Company’s discovery in 2012 that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. This matter has given rise to putative class action litigation on behalf of customers, banks, or other card issuers, and inquiries from federal and state government agencies. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief. In addition, payment card companies and associations may impose fines by reason of the tampering and federal and state enforcement authorities may impose penalties or other remedies against the Company. At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates limits its stockholders’ ability to influence corporate matters and may involve other risks.

Leonard Riggio, the Company’s Founder and Chairman, is currently the beneficial owner of an aggregate of approximately 18.6% of the Company’s outstanding capital stock as of April 30, 2016.

This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take certain actions, with which its other stockholders do not agree. In addition, there may be risks related to the relationships Leonard Riggio and other members of the Riggio family have with the various entities with which the Company has related party transactions.

The Company’s businesses could be impacted by changes in international, federal, state or local laws, rules or regulations.

Changes in international, federal, state or local laws, rules or regulations, including, but not limited to, laws, rules or regulations related to employment, wages, data privacy, information security, intellectual property, taxes, products, product safety, health and safety, and imports and exports, could increase the Company’s costs of doing business or otherwise impact the Company’s business.

Changes in sales and other tax collection regulations or inability of the Company to utilize tax credits or assets, could harm the Company’s businesses or financial performance.

The Retail business and the Digital business collected sales tax on the majority of the products and services that they sold in their respective prior fiscal years that were subject to sales tax, and they generally have continued the same policies for sales tax within the current fiscal year. While management believes that the financial statements included elsewhere herein reflect management’s best current estimate of any potential additional sales tax liability based on current discussions with taxing authorities, there can be no assurance that the outcome of any discussions with any taxing authority will not result in the payment of sales taxes for prior periods or otherwise, or that the amount of any such payments will not be materially in excess of any liability currently recorded. In the future, the Company’s businesses may be subject to claims for not collecting sales tax on the products and services it currently sells for which sales tax is not collected. There is a risk that existing tax credits and tax assets may not be utilized or may expire.

The Company’s separation of Barnes & Noble Education, Inc. from Barnes & Noble into two separate public companies could have adverse impacts on the Company and its businesses.

There is the potential that the separation may result in various adverse impacts on the Company and its businesses including, without limitation, the risk that the separation does not achieve the expected benefits for the parties, the risk that the separation of Barnes & Noble Education has an adverse impact on the Company’s retail business, the risk of potential adverse tax consequences for the Company and its stockholders, risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships, and potential for adverse customer impacts.

The Spin-Off of Barnes & Noble Education could result in significant tax liability to the Company and its stockholders.

The Spin-Off was conditioned on the Company’s receipt of written opinions from Cravath, Swaine & Moore LLP and KPMG LLP to the effect that the Spin-Off would qualify for non-recognition of gain and loss to the Company and its stockholders, which were received. These opinions do not address any U.S. state or local or foreign tax consequences of the Spin-Off. These opinions assume that the Spin-Off will be completed according to the terms of the Separation Agreement and rely on the facts as stated in the Separation Agreement, the Tax Matters Agreement, the other ancillary agreements, the prospectus for the Spin-Off and a number of other documents. In addition, these opinions are based on certain representations as to factual matters from, and certain covenants by, the Company and Barnes & Noble Education. The opinions cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect. The opinions are not binding on the Internal Revenue Service (IRS) or the courts, and we cannot assure you that the IRS or a court will not take a contrary position. If the Spin-Off were determined not to qualify for non-recognition of gain and loss, U.S. holders could be subject to tax. In this case, each U.S. holder who receives the Barnes & Noble Education Common Stock in the Spin-Off would generally be treated as receiving a distribution in an amount equal to the fair market value of Barnes & Noble Education common stock received, which would generally result in (i) a taxable dividend to the U.S. holder to the extent of that U.S. holder’s pro rata share of the Company’s current and accumulated earnings and profits; (ii) a reduction in the U.S. holder’s basis (but not below zero) in the Company’s common stock to the extent the amount received exceeds the stockholder’s share of the Company’s earnings and profits; and (iii) a taxable gain from the exchange of the Company’s common stock to the extent the amount received exceeds the sum of the U.S. holder’s share of the Company’s earnings and profits and the U.S. holder’s basis in its common stock.

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

Changes in international, federal, state or local laws, rules or regulations, including, but not limited to, laws, rules or regulations related to employment, wages, data privacy, information security, intellectual property, taxes, products, product safety, health and safety, imports and exports, anti-corruption, and anti-competition could increase the Company’s costs of doing business or otherwise impact the Company’s business.

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

The Company faces risks related to the operation of the Digital business. The Digital business’s content sales decreased during fiscal 2016 and may continue to decline in the future, which could affect the Company’s results of operations and liquidity. Also, the sales of digital devices and accessories declined during fiscal 2016, and there is no guarantee that the possible introduction of future NOOK®

digital devices (including NOOK® co-branded devices under the commercial agreement with Samsung) will increase future sales of digital devices or content or the earnings of the Digital business. The previously announced efforts to rationalize the costs associated with the Digital business also may not be successful, which may adversely impact the Company’s results of operations. The Digital business faces certain risks associated with its business, including protection of digital rights and uncertainties relating to the regulation of digital content.

If the Retail business is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of the Retail business’s stores are located in leased premises. The Retail business’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Retail business has 372 leases up for renewal by April 30, 2019. If the cost of leasing existing retail stores increases, the Retail business may not be able to maintain its existing store locations as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. The Retail business’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

The Company is dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements, indebtedness and Digital business. The Company believes that the combination of its cash and cash equivalents on hand, cash flow received from operations, funds available under the Company’s credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy the Company’s requirements, the Company may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

The Company faces various risks as an Internet retailer.

Business risks related to its online business include risks associated with the need to keep pace with rapid technological change, risks associated with the adoption of new products or platforms. Internet security risks, risks of system failure or inadequacy, supply chain risks, government regulation and legal uncertainties with respect to the Internet, risks related to data privacy and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on the Company’s business.

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

The Company, including the Digital business, may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries (DRC), which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that its products are free of such minerals. The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the DRC and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The Securities and Exchange Commission adopted the final rules related to “conflict” minerals in August 2012. These rules may limit the pool of suppliers who can provide the Company DRC Conflict Free components and parts, and the Company cannot make assurances that it will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. In addition, the Company may incur material costs in complying with the disclosure requirements and procedures, including costs related to the due diligence process of determining the source of certain minerals used in the Company’s products as well as costs of possible changes to products, processes, and suppliers as a result of implementing the procedures designed to prevent the sourcing of such “conflict” minerals. Also, because the Company’s supply chain is complex, the Company may face reputational challenges with its customers, stockholders and other stakeholders if it is unable to sufficiently verify the origins for the defined conflict metals used in its products as required by the rules on conflict minerals. The Company filed its Conflict Minerals Report for the calendar year 2015 with the SEC on May 31, 2016.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business (including governmental investigations and litigation relating to the agency pricing model for digital content distribution). Existing and future laws and regulations and their application and/or enforcement may impede the growth of the Internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models, including the agency pricing model. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, the characteristics and quality of products and services and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act). Unfavorable regulatory and legal developments, including, among other things, the July 2013 U.S. federal court ruling that Apple Inc. violated antitrust laws by colluding to raise the price of digital books with certain U.S. publishers and the settlement between the U.S. Department of Justice and certain U.S. publishers for allegedly colluding to raise the price of digital books, could diminish the demand for the Company’s products and services, increase its cost of doing business, decrease its margins and materially adversely impact its results of operations or financial operations.

The Company relies on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third parties to offer their digital content, including on NOOK® and through its eBookstore. Its licensing arrangements with these third parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to offer a wide variety of content at reasonable prices with acceptable usage rules, its financial condition and operating results may be materially adversely affected.

The Company’s businesses could be adversely impacted if it is unsuccessful in making and integrating acquisitions it has made or may decide to pursue.

To enhance the Company’s efforts to grow and compete, from time to time it has engaged in acquisitions and entered into joint ventures, and it may engage in acquisitions or enter into joint ventures in the future. Any future acquisitions are subject to the Company’s ability to identify attractive opportunities and to negotiate favorable terms for them. Accordingly, the Company cannot make assurances that future acquisitions will be completed, or that if completed, they will be successful. These transactions may create risks such as: (1) disruption of the Company’s ongoing business, including loss of management focus on existing businesses; (2) the dilution of the equity interest of the Company’s stockholders; (3) problems retaining key personnel; (4) increased debt to finance any transaction and additional operating losses, debt and expenses of the businesses the Company acquires; (5) the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resources and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (6) the difficulty of implementing at acquired companies the controls, procedures and policies appropriate for a larger public company; and (7) potential unknown liabilities associated with an acquired company. In addition, valuations supporting the Company’s acquisitions could change rapidly given the current global economic climate. The Company could determine that such valuations have experienced impairments or other-than-temporary declines in fair value, which could adversely impact its financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. Most stores are currently in renewal periods. The terms of the Barnes & Noble store leases for its 639 leased stores open as of April 30, 2016 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores (a)
2017	111
2018	123
2019	138
2020	115
2021	78
2022 and later	72

(a)	2 Barnes & Noble stores are under a month-to-month lease.

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations: one in Monroe Township, New Jersey, under a lease expiring in 2020, and the other in Reno, Nevada, under a lease expiring in 2020. The Company’s B&N Retail distribution centers total 1,745,000 square feet.

The Company’s principal administrative facilities are situated in New York, New York, and are covered by two leases: 184,000 square feet under a lease expiring in 2023 and 9,500 square feet under a lease expiring in 2016.

The Company leases two additional locations in New York, New York for office space: approximately 40,000 square feet under a lease expiring in 2020, for eCommerce and NOOK administrative offices, and approximately 40,000 square feet under a lease expiring in 2020, for Sterling Publishing administrative offices.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2022, approximately 56,000 square feet of office space in Santa Clara, California under a lease expiring in 2019 and approximately 8,000 square feet internationally under a lease expiring in July 2016.

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

Beginning October 7, 2014, through and including October 22, 2014, the case was tried to a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ‘851 patent, and infringement with respect to the ‘501 and ‘703 patents. It awarded damages in the amount of $1,330,000. The jury further found no willful infringement with respect to any patent.

On July 24, 2015, the Court granted B&N’s post-trial application to invalidate one of the two patents (the ‘501 Patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Accordingly, the Court has now ordered a new trial on damages with respect to ‘703 patent, since the original damages award was a total award for both patents. The trial commenced June 23, 2016 and is expected to be completed by June 24, 2016.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$29.00	$21.85	$23.56	$15.45
Second Quarter	18.17	11.45	24.62	17.90
Third Quarter	13.68	7.62	24.95	19.05
Fourth Quarter	12.67	7.25	26.22	21.74

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2016
Common stock, $0.001 par value	1,745

Dividends

The Company paid dividends to preferred shareholders in the amount of $3.9 million and $16.0 million during fiscal 2016 and fiscal 2015, respectively.

The Company paid dividends to common stockholders in the amount of $46.1 million during fiscal 2016 and paid no dividends to common stockholders during fiscal 2015.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2016 – February 27, 2016	547,729	$8.47	389,980	$30,177,604
February 28, 2016 – April 2, 2016	339,382	$11.82	318,400	$26,409,910
April 3, 2016 – April 30, 2016	256,874	$12.23	255,800	$23,282,289

Total	1,143,985	$10.31	964,180

(a)	The shares on this table above include 964,180 shares repurchased under the Company’s stock repurchase program, as well as 179,805 shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock and restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Incentive Plan and 2009 Amended and Restated Incentive Plan. These Incentive Plans provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program for the purchase of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company had remaining capacity of approximately $23.3 million under this program as of April 30, 2016. As of April 30, 2016, the Company has repurchased 37,941,321 shares at a cost of approximately $1.08 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 30, 2016 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 30, 2016, the Company’s cash and cash equivalents totaled approximately $13.8 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.1 million in fiscal 2016. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in fiscal 2016.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $47.2 million in borrowings under its new credit facility at April 30, 2016 and no borrowings under its previous credit facility at May 2, 2015. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.3 million in fiscal 2016. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.3 million in fiscal 2016.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.

The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 30, 2016 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 30, 2016 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	324,035	11.29	7,251,953
Equity compensation plans not approved by security holders	—	—	—

Total	324,035	11.29	7,251,953

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52 week period ended April 30, 2016, 52 week period ended May 2, 2015 and the 53 week period ended May 3, 2014 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 30, 2016	$5,484	$1,377	$(527)	$6,334
May 2, 2015	$8,141	$1,508	$(4,165)	$5,484
May 3, 2014	$5,379	$3,346	$(584)	$8,141

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 30, 2016	$4,623	$17,380	$(16,063)	$5,940
May 2, 2015	$6,533	$24,484	$(26,394)	$4,623
May 3, 2014	$8,811	$38,001	$(40,279)	$6,533

(b)	The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (15)

2.2	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on
Form 8-K dated July 14, 2015). (52)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (2)

3.3	Amended and Restated By-laws of the Company. (9)

3.4	Amendment to Amended and Restated By-laws of the Company. (16)

3.5	Form of Certificate of Designation, dated as of November 17, 2009. (17)

4.1	Specimen Common Stock certificate. (1)

4.2	Issuance and sale of Series J Preferred Stock of the Company to Liberty GIC, Inc. as of August 18, 2011. (28)

10.1	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (3)

10.2	The Company’s Amended and Restated 1996 Incentive Plan. (4)

10.3	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (5)

10.4	The Company’s 2004 Executive Performance Plan. (6)

10.5	The Company’s 2004 Incentive Plan. (6)

10.6	Form of Option Award Agreement of the Company. (7)

10.7	Form of Restricted Stock Award Agreement of the Company. (7)

10.8	Amendment to the Company’s 2004 Incentive Plan. (8)

10.9	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (8)

10.10	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (10)

Exhibit No.	Description

10.11	First Amendment to the Company’s 2004 Executive Performance Plan. (11)

10.12	Second Amendment to the Company’s 2004 Incentive Plan. (11)

10.13	The Company’s Amended and Restated Deferred Compensation Plan. (11)

10.14	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (11)

10.15	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (11)

10.16	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (12)

10.17	The Company’s 2009 Executive Performance Plan. (14)

10.18	The Company’s 2009 Incentive Plan. (14)

10.19	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009. (30)

10.20	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009. (30)

10.21	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009. (30)

10.22	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (16)

10.23	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (18)

10.24	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (18)

10.25	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (18)

10.26	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010. (30)

10.27	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010. (30)

10.28	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement. (30)

10.29	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (19)

Exhibit No.	Description

10.30	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (19)

10.31	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (20)

10.32	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (20)

10.33	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (21)

10.34	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (22)

10.35	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (23)

10.36	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (24)

10.37	Investment Agreement between the Company and Liberty GIC, Inc., dated August 18, 2011. (25)

10.38	Transitional Employment Agreement between the Company and Joseph J. Lombardi, dated October 21, 2011. (26)

10.39	Employment Agreement between the Company and Michael P. Huseby, dated March 9, 2012. (27)

10.40	First Amendment to the Amended and Restated Credit Agreement, dated as of April 27, 2012, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (28)

10.41	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (28)

10.42	The Company’s Amended and Restated 2009 Incentive Plan. (29)

10.43	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (32)

10.44	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (32)

10.45	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.46	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

Exhibit No.	Description

10.47	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.48	Second Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2012. (34)

10.49	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012. (35)

10.50	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013. (35)

10.51	Amended Employment Agreement between the Company and William J. Lynch, Jr., dated March 7, 2013. (36)

10.52	Letter Agreement to the Amended and Restated Credit Agreement, dated as of April 26, 2013, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (37)

10.53	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2013. (38)

10.54	Letter Agreement with respect to Amended and Restated Credit Agreement, dated as of July 25, 2013. (39)

10.55	Employment Agreement dated December 23, 2013 between Barnes & Noble, Inc. and Allen W. Lindstrom. (40)

10.56	Amended and Restated Employment Agreement, dated January 7, 2014, between Barnes & Noble, Inc. and Michael P. Huseby. (41)

10.57	Amendment No. 1 to the Commercial Agreement, dated as of October 4, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.58	Amendment No. 2 to the Commercial Agreement, dated as of March 10, 2014, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.59	Commercial Agreement, dated June 4, 2014, between Samsung Electronics America, Inc. and barnesandnoble.com llc. (43)

10.60	Assignment of lease agreement, dated June 5, 2014, between barnesandnoble.com llc and Google, Inc. (43)

10.61	Employment Agreement between the Company and Max Roberts, dated June 24, 2014. (44)

10.62	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment, dated December 4, 2014, between Microsoft Corporation and Barnes & Noble, Inc. (45)

Exhibit No.	Description

10.63	Retirement Agreement between the Company and Mitchell S. Klipper, dated January 20, 2015. (46)

10.64	The First Amendment to the Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment with Microsoft Corporation, dated February 17, 2015, is made by and between the Securities and Exchange Commission. (47)

10.65	This First Amendment to the Commercial Agreement, dated March 7, 2015, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (48)

10.66	Conversion Agreement, dated June 5, 2015, between Series J Holders of Preferred Stock and Barnes & Noble, Inc. (49)

10.67	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Ronald D. Boire. (50)

10.68	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Jaime Carey. (50)

10.69	Completion of Conversion Agreement, dated June 5, 2015, on July 9, 2015 between Series J Holders of Preferred Stock and Barnes & Noble, Inc. (51)

10.70	Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans notice given to directors and executive officers, dated July 23, 2015. (53)

10.71	Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.72	Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.73	Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.74	Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.75	Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto. (54)

10.76	Completion of Spin-Off of Barnes & Noble Education, dated August 6, 2015. (55)

10.77	Stock repurchase program dated December 7, 2015. (56)

10.78	Agreement with Bahwan CyberTek, dated April 7, 2016. (57)

10.79	This Second Amendment to the Commercial Agreement, dated May 18, 2016, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (58)

10.80	Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (59)

10.81	Performance-Based Stock Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (59)

10.82	Form of Restricted Stock Unit Award Certificate. (59)

10.83	Form of Performance-Based Stock Unit Award Certificate. (59)

10.84	Letter to David Deason regarding terms and conditions of employment, dated February 11, 2014. (59)

10.85	Retention Bonus Agreement, dated March 4, 2014, between the Company and David Deason. (59)

10.86	Offer of Employment to Frederic Argir, dated June 12, 2015. (59)

10.87	Agreement Regarding Certain Terms and Conditions of Employment, dated June 25, 2015, between the Company and Frederic Argir. (59)

Exhibit No.	Description

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (59)

14.1	Code of Business Conduct and Ethics. (13)

16.1	Letter re change in certifying accountant. (33)

21.1	List of Significant Subsidiaries. (59)

23.1	Consent of Ernst & Young, LLP. (59)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (59)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (59)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (59)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (59)

101.INS	XBRL Instance Document. (59)

101.SCH	XBRL Taxonomy Extension Schema Document. (59)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (59)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (59)

101.LAB	XBRL Taxonomy Label Linkbase Document. (59)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (59)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

Exhibit No.	Description

(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

Exhibit No.	Description

(21)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2011.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 21, 2011.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 12, 2012.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(29)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

(30)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 28, 2012.

(31)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(32)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(34)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended January 26, 2013.

(36)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2013.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 26, 2013.

Exhibit No.	Description

(38)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 26, 2013.

(39)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 26, 2013.

(40)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 24, 2013.

(41)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2014.

(42)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 13, 2014.

(43)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2014.

(44)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 27, 2014.

(45)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2014.

(46)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 20, 2015.

(47)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2015.

(48)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 7, 2015.

(49)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2015.

(50)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 2, 2015.

(51)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 10, 2015.

(52)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 14, 2015.

(53)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 27, 2015.

(54)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 3, 2015.

(55)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2015.

(56)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 7, 2015.

(57)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 7, 2016.

(58)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 18, 2016.

(59)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Ronald D. Boire
Ronald D. Boire
Chief Executive Officer
June 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	June 23, 2016

/s/ Ronald D. Boire Ronald D. Boire	Chief Executive Officer (principal executive officer)	June 23, 2016

/s/ Allen W. Lindstrom Allen W. Lindstrom	Chief Financial Officer (principal financial officer)	June 23, 2016

/s/ Peter M. Herpich Peter M. Herpich	Vice President and Corporate Controller (principal accounting officer)	June 23, 2016

/s/ Ann Marie Campbell Ann Marie Campbell	Director	June 23, 2016

/s/ George Campbell Jr. George Campbell Jr.	Director	June 23, 2016

/s/ Mark D. Carleton Mark D. Carleton	Director	June 23, 2016

/s/ Scott S. Cowen Scott S. Cowen	Director	June 23, 2016

/s/ William Dillard II William Dillard II	Director	June 23, 2016

/s/ Paul Guenther Paul Guenther	Director	June 23, 2016

/s/ Patricia L. Higgins Patricia L. Higgins	Director	June 23, 2016