Form 10-Q
period 2016-07-30
BARNES & NOBLE INC
filed 2016-09-08
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

As of August 31, 2016, 73,217,701 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 64,414 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 30, 2016

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 30, 2016	August 1, 2015
Sales	$913,882	978,559
Cost of sales and occupancy	636,343	678,461

Gross profit	277,539	300,098

Selling and administrative expenses	267,891	272,130
Depreciation and amortization	31,037	33,653

Operating loss	(21,389)	(5,685)
Interest expense, net and amortization of deferred financing fees	1,629	2,919

Loss before taxes	(23,018)	(8,604)
Income taxes	(8,602)	(853)

Net loss from continuing operations	$(14,416)	(7,751)
Net loss from discontinued operations	—	(27,123)

Net loss	$(14,416)	(34,874)

Basic loss per common share:
Loss from continuing operations	$(0.20)	(0.27)
Loss from discontinued operations	—	(0.41)

Basic loss per common share	$(0.20)	(0.68)

Diluted loss per common share:
Loss from continuing operations	$(0.20)	(0.27)
Loss from discontinued operations	—	(0.41)

Diluted loss per common share	$(0.20)	(0.68)

Weighted average common shares outstanding:
Basic	72,903	65,547
Diluted	72,903	65,547
Dividends declared per common share	$0.15	0.15

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	13 weeks ended
	July 30, 2016	August 1, 2015
Net loss	$(14,416)	(34,874)
Other comprehensive income, net of tax:
Decrease in postretirement plan liability (net of tax expense of $30 and $0, respectively)	47	—

Total comprehensive loss	$(14,369)	(34,874)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 30, 2016	August 1, 2015	April 30, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,279	21,165	13,838
Receivables, net	102,289	64,389	124,917
Merchandise inventories, net	988,172	1,018,290	933,723
Prepaid expenses and other current assets	118,588	118,922	105,912
Current assets of discontinued operations	—	833,519	—

Total current assets	1,223,328	2,056,285	1,178,390

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,052,576	1,055,067	1,058,452
Fixtures and equipment	1,578,172	1,556,049	1,560,005

	2,633,289	2,613,657	2,620,998
Less accumulated depreciation and amortization	2,343,382	2,283,038	2,322,418

Net property and equipment	289,907	330,619	298,580

Goodwill	211,276	215,197	211,276
Intangible assets, net	310,713	315,277	310,904
Other non-current assets	12,930	6,537	13,632
Non-current assets of discontinued operations	—	623,218	—

Total assets	$2,048,154	3,547,133	2,012,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$579,777	601,300	480,574
Accrued liabilities	307,374	313,455	360,194
Gift card liabilities	360,679	344,239	353,103
Current liabilities of discontinued operations	—	699,032	—

Total current liabilities	1,247,830	1,958,026	1,193,871

Long-term debt	64,600	—	47,200
Long-term deferred taxes	54,290	15,739	54,017
Other long-term liabilities	111,341	158,562	114,184
Non-current liabilities of discontinued operations	—	76,406	—
Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 111,416, 110,382 and 111,228 shares issued, respectively	112	110	112
Additional paid-in capital	1,740,843	2,134,484	1,738,034
Accumulated other comprehensive income (loss)	198	(16,533)	151
Retained earnings	(50,007)	301,264	(24,349)
Treasury stock, at cost, 38,845, 34,892 and 37,941 shares, respectively	(1,121,053)	(1,080,925)	(1,110,438)

Total shareholders’ equity	570,093	1,338,400	603,510

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,048,154	3,547,133	2,012,782

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 30, 2016

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 30, 2016	$112	1,738,034	151	(24,349)	(1,110,438)	$603,510

Net loss	—	—	—	(14,416)	—	(14,416)
Postretirement plan liability, net of tax	—	—	47	—	—	47
Stock options and restricted stock tax expense	—	(266)	—	—	—	(266)
Stock-based compensation expense	—	3,075	—	—	—	3,075
Cash dividends declared	—	—	—	(11,116)	—	(11,116)
Accrued dividends for long-term incentive awards	—	—	—	(126)	—	(126)
Purchase of treasury stock related to stock-based compensation, 73 shares	—	—	—	—	(872)	(872)
Treasury stock repurchase plan, 831 shares	—	—	—	—	(9,743)	(9,743)

Balance at July 30, 2016	$112	1,740,843	198	(50,007)	(1,121,053)	$570,093

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	13 weeks ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net loss	$(14,416)	(34,874)
Net loss from discontinued operations	—	(27,123)

Net loss from continuing operations	$(14,416)	(7,751)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	31,520	35,022
Stock-based compensation expense	3,075	3,152
Loss on disposal of property and equipment	628	525
Net decrease in other long-term liabilities	(2,766)	(3,647)
Net decrease in other non-current assets	220	—
Changes in operating assets and liabilities, net	9,362	30,114

Net cash flows provided by operating activities	27,623	57,415

Cash flows from investing activities:
Purchases of property and equipment	(22,802)	(22,687)

Net cash flows used in investing activities	(22,802)	(22,687)

Cash flows from financing activities:
Proceeds from credit facility	296,400	—
Payments on credit facility	(279,000)	—
Cash dividends paid	(11,116)	—
Treasury stock repurchase plan	(9,743)	—
Purchase of treasury stock related to stock-based compensation	(872)	(1,209)
Excess tax benefit from stock-based compensation	7	259
Cash dividends paid for long-term incentive awards	(56)	—
Cash dividends paid to preferred shareholders	—	(3,941)
Inducement fee paid upon conversion of Series J preferred stock	—	(3,657)
Proceeds from exercise of common stock options	—	449

Net cash flows used in financing activities	(4,380)	(8,099)

Cash flows from discontinued operations:
Operating cash flows	—	(52,031)
Investing cash flows	—	(11,764)
Financing cash flows (including cash at date of Spin-Off)	—	—

Net cash flows used in discontinued operations	—	(63,795)

Net increase (decrease) in cash and cash equivalents	441	(37,166)
Cash and cash equivalents at beginning of period	13,838	74,360

Cash and cash equivalents at end of period	14,279	37,194
Cash and cash equivalents of discontinued operations	—	(16,029)

Cash and cash equivalents at end of period	$14,279	21,165

Changes in operating assets and liabilities, net:
Receivables, net	$22,628	(4,124)
Merchandise inventories, net	(54,449)	(22,552)
Prepaid expenses and other current assets	(12,706)	(24,957)
Accounts payable and accrued liabilities	53,889	81,747

Changes in operating assets and liabilities, net	$9,362	30,114

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	13 weeks ended
	July 30, 2016	August 1, 2015
Supplemental cash flow information
Cash paid during the period for:
Interest	$1,103	1,564
Income taxes (net of refunds)	$1,518	3,273
Non-cash financing activity:
Accrued dividends for common stockholders	$—	11,687
Accrued dividends for long-term incentive awards	$520	43
Dividends to preferred stockholders paid in shares	$—	1,783
Issuance of common stock upon conversion of Series J preferred stock	$—	200,262

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 30, 2016 and August 1, 2015

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 30, 2016 and the results of its operations for the 13 weeks and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 30, 2016 (fiscal 2016).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 30, 2016 are not indicative of the results expected for the 52 weeks ending April 29, 2017 (fiscal 2017).

1. Separation of Barnes & Noble Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (Barnes & Noble Education or B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

On July 14, 2015, the Barnes & Noble board of directors (the Board) approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which resulted in the complete legal and structural separation of the two companies. The distribution was subject to the satisfaction or waiver of certain conditions as set forth in B&N Education’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission (SEC) on February 26, 2015 and was amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015.

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

2. History of Barnes & Noble Education, Inc.

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

3. Discontinued Operations of Barnes & Noble Education, Inc.

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for the 13 weeks ended August 1, 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations.

The following unaudited financial information presents the discontinued operations for the 13 weeks ended August 1, 2015:

Sales	$238,983
Cost of sales and occupancy	186,697

Gross profit	52,286

Selling and administrative expenses	86,644
Depreciation and amortization	13,100

Operating loss from discontinued operations	(47,458)
Interest expense, net and amortization of deferred financing fees	3

Loss before taxes from discontinued operations	(47,461)
Income taxes	(20,338)

Net loss from discontinued operations	$(27,123)

The following unaudited table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

August 1, 2015
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$16,029
Receivables, net	35,460
Merchandise inventories, net	766,768
Prepaid expenses and other current assets	15,262

Total current assets	833,519

Property and equipment:
Buildings and leasehold improvements	154,524
Fixtures and equipment	341,708

496,232
Less accumulated depreciation and amortization	387,449

Net property and equipment	108,783

Goodwill	274,070
Intangible assets, net	195,627
Other non-current assets	44,738

Total assets classified as discontinued operations in the consolidated balance sheet	$1,456,737

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$601,240
Accrued liabilities	97,792

Total current liabilities	699,032
Long-term deferred taxes	42,001
Other long-term liabilities	34,405

Total liabilities classified as discontinued operations in the consolidated balance sheet	$775,438

4. EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95,707 in total credits as a result of the settlement, which is funded by Apple. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $53,809 during fiscal 2016 as a receivable from the Apple settlement fund and a liability to its customers with a deadline of June 2017 for the activation of all credits. As of July 30, 2016, the Company’s customers had activated $39,532 in credits, of which $21,882 were redeemed. Total receivables from the Apple settlement fund was $29,166 as of July 30, 2016.

5. Merchandise Inventories

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

6. Revenue Recognition

Revenue from sales of the Company’s products is recognized at the time of sale or shipment, other than those with multiple elements and Free On Board (FOB) destination point shipping terms. The Company accrues for estimated sales returns in the period in which the related revenue is recognized based on historical experience. ECommerce revenue from sales of products ordered through the Company’s websites is recognized upon estimated delivery and receipt of the shipment by its customers. Freight costs are included within the Company’s cost of sales and occupancy. Sales taxes collected from retail customers are excluded from reported revenues. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

In accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale.

The Company includes post-service customer support (PCS) in the form of software updates and potential increased functionality on a when-and-if-available basis with the purchase of a NOOK® from the Company. Using the relative selling-price method described above, the Company allocates revenue based on the best estimate of selling price for the deliverables as no vendor-specific objective evidence or third-party evidence exists for any of the elements. Revenue allocated to NOOK® and the software essential to its functionality is recognized at the time of sale, provided all other conditions for revenue recognition are met. Revenue allocated to the PCS is deferred and recognized on a straight-line basis over the 2-year estimated life of a NOOK® device.

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 4%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of July 30, 2016, August 1, 2015 and April 30, 2016 was $94, $1,370 and $160, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail, for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the twelve-month period based upon historical spending patterns for Barnes & Noble Members.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for annual reporting periods beginning after

December 15, 2017, including interim periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

7. Research and Development Costs for Software Products

The Company follows the guidance in ASC 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding software development costs to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as for the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and, therefore, research and development costs are generally expensed as incurred.

8. Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $6,341 and $6,085 during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. Amortization of previously capitalized amounts was $6,595 and $7,086 during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

Basic earnings per common share are calculated by dividing the net income, adjusted for preferred dividends and income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or two-class method. Other potentially dilutive securities include preferred stock, stock options, restricted stock units granted after July 15, 2015, and performance-based stock units and are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 30, 2016 and August 1, 2015, participating securities in the amounts of 1,386,935 and 2,694,632, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options of 87,239 and 141,897 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	July 30, 2016	August 1, 2015
Numerator for basic loss per share:
Net loss from continuing operations attributable to Barnes & Noble, Inc.	$(14,416)	(7,751)
Less allocation of dividends to participating securities	(203)	—
Inducement fee paid upon conversion of Series J preferred stock	—	(3,657)
Preferred stock dividends paid in shares	—	(1,783)
Accretion of dividends on preferred stock and membership units	—	(4,204)

Net loss from continuing operations available to common shareholders	$(14,619)	(17,395)
Net loss from discontinued operations available to common shareholders	—	(27,123)

Net loss available to common shareholders	$(14,619)	(44,518)

Numerator for diluted loss per share:
Net loss from continuing operations available to common shareholders	$(14,619)	(17,395)
Net loss from discontinued operations available to common shareholders	—	(27,123)

Net loss available to common shareholders	$(14,619)	(44,518)

Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	72,903	65,547
Basic loss per common share:
Loss from continuing operations	$(0.20)	(0.27)
Loss from discontinued operations	—	(0.41)

Basic loss per common share	$(0.20)	(0.68)

Diluted loss per common share:
Loss from continuing operations	$(0.20)	(0.27)
Loss from discontinued operations	—	(0.41)

Diluted loss per common share	$(0.20)	(0.68)

10. Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 638 bookstores as of July 30, 2016, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended
	July 30, 2016	August 1, 2015
B&N Retail	$881,713	938,998
NOOK	41,048	54,335
Elimination (a)	(8,879)	(14,774)

Total	$913,882	978,559

Sales by Product Line	13 weeks ended
	July 30, 2016	August 1, 2015
Media (b)	72%	73%
Digital (c)	4%	6%
Other (d)	24%	21%

Total	100%	100%

Depreciation and Amortization	13 weeks ended
	July 30, 2016	August 1, 2015
B&N Retail	$24,962	24,780
NOOK	6,075	8,873

Total	$31,037	33,653

Operating Income (Loss)	13 weeks ended
	July 30, 2016	August 1, 2015
B&N Retail	$(7,367)	20,524
NOOK	(14,022)	(26,209)

Total	$(21,389)	(5,685)

Capital Expenditures	13 weeks ended
	July 30, 2016	August 1, 2015
B&N Retail	$21,826	19,765
NOOK	976	2,922

Total	$22,802	22,687

Total Assets (e)	As of July 30, 2016	As of August 1, 2015
B&N Retail	$1,925,281	1,682,197
NOOK	122,873	408,199
Discontinued Operations	—	1,456,737

Total	$2,048,154	3,547,133

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes Toys & Games, café products, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	July 30, 2016	August 1, 2015
Reportable segments operating loss	$(21,389)	(5,685)
Interest expense, net and amortization of deferred financing costs	1,629	2,919

Consolidated loss before taxes	$(23,018)	(8,604)

11. Intangible Assets and Goodwill

		As of July 30, 2016
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,691)	$1,019
Distribution contracts	10	8,325	(7,979)	346
Other	3-10	6,375	(6,321)	54

		$25,410	(23,991)	$1,419

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets	$310,713

		As of August 1, 2015
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,225)	$1,485
Distribution contracts	10	8,325	(7,683)	642
Other	3-10	6,271	(6,255)	16

		$25,306	(23,163)	$2,143

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	19,734

$313,134

Total amortizable and unamortizable intangible assets	$315,277

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 13 weeks ended July 30, 2016	$191
For the 13 weeks ended August 1, 2015	$375

Estimated Amortization Expense
(12 months ending on or about April 30)
2017	$745
2018	$541
2019	$324

The carrying amount of goodwill was $211,276 and $215,197 as of July 30, 2016 and August 1, 2015, respectively.

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

The Company recognized gift card breakage of $4,921 and $5,390 during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. The Company had gift card liabilities of $360,679 and $344,239 as of July 30, 2016 and August 1, 2015, respectively.

13. Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, long-term insurance liabilities and asset retirement obligations. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following other long-term liabilities at July 30, 2016, August 1, 2015 and April 30, 2016:

	July 30, 2016	August 1, 2015	April 30, 2016
Deferred rent	$65,190	85,323	70,006
Tax liabilities and reserves	13,758	42,820	13,758
Insurance liabilities	15,599	15,659	15,219
Asset retirement obligations	11,681	11,329	11,268
Other	5,113	3,431	3,933

Total other long-term liabilities	$111,341	158,562	114,184

14. Income Taxes

The Company recorded an income tax benefit of $8,602 on a pre-tax loss of $23,018 during the 13 weeks ended July 30, 2016, which represented an effective income tax rate of 37.4%. The Company recorded an income tax benefit of $853 on pre-tax loss of $8,604 during the 13 weeks ended August 1, 2015, which represented an effective income tax rate of 9.9%.

The income tax benefits for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, include the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits and changes in uncertain tax positions. The prior year rate included approximately $2,026 of tax expense as a result of changes in uncertain tax positions. The Company continues to maintain a valuation allowance against certain state items.

15. Fair Values of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1	–	Observable inputs that reflect quoted prices in active markets

Level 2	–	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	–	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

The Company’s financial instruments include cash, receivables, gift cards, accrued liabilities, accounts payable and its credit facility. The fair values of cash, receivables, gift cards, accrued liabilities and accounts payable approximate carrying values because of the short-term nature of these instruments. The Company believes that its credit facility approximates fair value since interest rates are adjusted to reflect current rates.

16. Credit Facility

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility, which was scheduled to expire on April 29, 2016.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700,000 (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility. The $700,000 New Credit Facility replaced the $1,000,000 Credit Facility. Proceeds from the New Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company and certain of its subsidiaries are permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the New Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250,000, subject to certain restrictions.

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

The New Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume dominion and control over the Loan Parties’ cash.

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

The Company wrote off $460 of deferred financing fees related to the Credit Facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3,542 were deferred and are being amortized over the five-year term of the New Credit Facility. The Company also incurred $5,701 of fees to secure the New Credit Facility, which are being amortized over the five-year term accordingly.

The Company had $64,600 of outstanding debt under the New Credit Facility as of July 30, 2016 and no outstanding debt under the previous Credit Facility as of August 1, 2015. The Company had $38,895 of outstanding letters of credit under its New Credit Facility as of July 30, 2016 compared with $51,351 under the previous Credit Facility as of August 1, 2015.

17. Stock-Based Compensation

For the 13 weeks ended July 30, 2016 and August 1, 2015, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	July 30, 2016	August 1, 2015
Restricted Stock Expense	$210	240
Restricted Stock Units Expense	2,561	2,636
Performance-Based Stock Unit Expense	304	67
Stock Option Expense	—	209

Stock-Based Compensation Expense	$3,075	3,152

18. Pension and Other Postretirement Benefit Plans

As of December 31, 1999, substantially all employees of the Company were covered under a non-contributory defined benefit pension plan (the Pension Plan). As of January 1, 2000, the Pension Plan was amended so that employees no longer earn benefits for subsequent service. Effective December 31, 2004, the Barnes & Noble.com Employees’ Retirement Plan (the B&N.com Retirement Plan) was merged with the Pension Plan. Substantially all employees of Barnes & Noble.com were covered under the B&N.com Retirement Plan. As of July 1, 2000, the B&N.com Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continued to be the basis for vesting of benefits not yet vested at December 31, 1999 and June 30, 2000 for the Pension Plan and the B&N.com Retirement Plan, respectively.

On June 18, 2014, the Company’s Board of Directors approved a resolution to terminate the Pension Plan. The Pension Plan termination was effective November 1, 2014 and the accrued benefit for active participants was vested as of such date. As a result of the Pension Plan termination, pension liability and other comprehensive loss increased by $15,747, before tax, during the 13 weeks ended August 2, 2014. The pension liability was settled in either a lump-sum payment or a purchased annuity. A special lump-sum opportunity was offered to the terminated vested participants in the Pension Plan during the 13 weeks ended November 1, 2014, which triggered settlement accounting in the period ended January 31, 2015. The settlement represented 735 participants who elected to receive a lump sum of their benefit, totaling $15,190. The distributions primarily took place in December 2014 and resulted in a settlement charge of $7,317, which was reclassified from other comprehensive income to selling and administrative expenses during fiscal 2015. In addition, the Pension Plan received a favorable determination letter, dated October 15, 2015, from the Internal Revenue Service. This determination letter rules that the termination of the Pension Plan, as amended, does not affect its tax-qualified status.

The net impact of the Pension Plan termination, special lump-sum opportunity, settlement accounting and remeasurement and regular plan experience, was an increase in pension liability of $3,062 and a decrease in other comprehensive income of $6,503, before tax, in fiscal 2015.

In fiscal 2016, there was a final Pension Plan termination lump-sum opportunity offered to the remaining 2,300 active and terminated vested participants at the final Pension Plan termination distribution date. To effectuate the full plan liquidation, lump-sum payments totaling approximately $18,100 were distributed in March 2016 to about 1,800 participants who elected to receive an immediate distribution of their benefit as part of the plan termination lump-sum window. Benefits for the remaining plan population were transferred to Massachusetts Mutual Life Insurance Company for an annuity purchase premium of $34,500, which was paid on March 28, 2016.

Pension expense was $0 and $1,247 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. There were no pension liabilities recorded at July 30, 2016. Pension liabilities were $13,008 at August 1, 2015 and recorded within accrued liabilities.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,387 and $3,511 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. In addition, the Company provides certain health care and life insurance benefits (the Postretirement Plan) to certain retired employees, limited to those receiving benefits or retired as of April 1, 1993. Total Company’s employee benefit expenses for the Postretirement Plan were $(97) and $38 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.

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

On May 17, 2016, NOOK Digital and Samsung amended the Agreement, pursuant to which NOOK Digital agreed to a minimum purchase commitment during the first twelve months after launch of any co-branded NOOK® tablet device of total devices with a total retail value equal to $10,000. The amended minimum purchase commitment replaces all prior purchase commitments contained in the Agreement by NOOK Digital and Samsung.

20. Series J Preferred Stock

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

The number of shares of Company Common Stock issued was determined based on a conversion ratio of 58.8235 shares of Company Common Stock per share of Preferred Stock converted, which was the conversion rate in the Certificate of the Designations with respect to the Preferred Stock, dated as of August 18, 2011.

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

21. Shareholders’ Equity

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the 13 weeks ended July 30, 2016, the Company repurchased 830,583 shares at a cost of $9,743 under this plan. The Company had remaining capacity of approximately $13,539 under this program as of July 30, 2016. As of July 30, 2016, the Company has repurchased 38,844,859 shares at a cost of approximately $1,084,591 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

22. Legal Proceedings

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

Except as otherwise described below with respect to the Adrea LLC (Adrea) matter, the Company has determined that a loss is reasonably possible with respect to the matters described below. Based on its current knowledge, the Company has determined that the amount of loss or range of loss that is reasonably possible (or, in the case of Adrea, probable), including any reasonably possible (or, in the case of Adrea, probable) losses in excess of amounts already accrued, is not estimable.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and NOOK Media LLC

With respect to the Adrea matter described herein, the Company has determined, based on its current knowledge, that a loss is probable. On June 14, 2013, Adrea filed a complaint against Barnes & Noble, Inc., NOOK Digital, LLC (formerly barnesandnoble.com llc) and B&N Education, LLC (formerly NOOK Media LLC) (collectively, B&N) in the United States District Court for the Southern District of New York alleging that various B&N NOOK products and related online services infringe U.S. Patent Nos. 7,298,851 (‘851 patent), 7,299,501 (‘501 patent) and 7,620,703 (‘703 patent). B&N filed its Answer on August 9, 2013, denying infringement and asserting several affirmative defenses. At the same time, B&N filed counterclaims seeking declaratory judgments of non-infringement and invalidity with respect to each of the patents-in-suit. On July 1, 2014, the Court issued a decision granting partial summary judgment in B&N’s favor, and in particular granting B&N’s motion to dismiss one of Adrea’s infringement claims, and granting B&N’s motion to limit any damages award with respect to another of Adrea’s infringement claims.

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

On July 24, 2015, the Court granted B&N’s post-trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Since the original damages award was a total award for both patents, the Court held a new trial to determine damages for the ‘703 patent, which concluded on July 15, 2016. The Court ordered post-trial briefing. Adrea filed its briefing on August 5, 2016, asking the Court to award damages of $1,059 for the ‘703 patent (calculated by applying a 20.2 cent per unit royalty rate to accused sales for a period prior to the first trial), and requesting enhanced damages. B&N’s response was filed on August 26, 2016 and Adrea’s reply brief is due September 8, 2016.

Christine N. Hartpence individually and on behalf of those similarly situated v. Barnes & Noble, Inc.

Christine Hartpence filed a complaint against Barnes & Noble, Inc. (“Barnes & Noble”) in Philadelphia County Court of Common Pleas on May 26, 2015 (Case No.: 160503426), alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act, by which she seeks to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania (Case No.: 16-4034), where it is currently pending.

23. Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. ASU 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company early adopted ASU 2015-17 on a retrospective basis, and deferred taxes previously classified as components of current assets and current liabilities were reclassified to non-current assets and non-current liabilities for all periods presented.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240, Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-15 clarifies the presentation and measuring of debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. For line-of-credit arrangements, an entity can continue to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03, as amended, is effective for annual reporting periods beginning after December 15, 2015, including interim periods within such annual reporting periods with early adoption permitted. ASU 2015-03 is to be retrospectively adopted to each prior reporting period presented. The Company adopted ASU 2015-03 in the first quarter ended July 30, 2016. The Company made a policy election to continue recording the debt issuance costs as an asset, as allowed for revolving credit agreements. As the Company only has a line-of-credit arrangement, the adoption of this ASU did not result in a change in the Company’s accounting for debt issuance costs related to such line of credit and had no impact on the Company’s consolidated financial statements.

Effective May 3, 2015, the Company was required to adopt ASU 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company has retrospectively classified the Spin-Off of Barnes & Noble Education as discontinued operations starting the second fiscal quarter ended October 31, 2015.

In May 2014, the FASB issued ASU 2014-09. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

24. Subsequent Events

Chief Executive Officer Departure

On August 16, 2016, the Company announced the departure of its Chief Executive Officer, Ronald D. Boire. The Board of Directors determined that Mr. Boire was not a good fit for the organization and that it was in the best interests of all parties for him to leave the Company. The Company’s Executive Chairman, Leonard Riggio, who was scheduled to retire as Executive Chairman at the close of the Company’s Annual Meeting on September 14, 2016, has postponed his retirement until a later date. An estimate of the costs related to Mr. Boire’s departure cannot be made at this time.

The Company immediately commenced an executive search for a new CEO. Mr. Riggio, along with other members of the executive management team, assumed Mr. Boire’s duties. The Company will continue to execute on its previously announced strategic initiatives.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation of Barnes & Noble Education, Inc.

On February 26, 2015, Barnes & Noble announced plans for the legal and structural separation of Barnes & Noble Education, Inc. (Barnes & Noble Education or B&N Education) (formerly known as NOOK Media Inc.) from Barnes & Noble into an independent public company (the Spin-Off).

On July 14, 2015, the Barnes & Noble board of directors (the Board) approved the final distribution ratio and declared a pro rata dividend of the outstanding shares of B&N Education common stock, which resulted in the complete legal and structural separation of the two companies. The distribution was subject to the satisfaction or waiver of certain conditions as set forth in B&N Education’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission (SEC) on February 26, 2015 and was amended on April 29, 2015, June 4, 2015, June 29, 2015, July 13, 2015, July 14, 2015 and July 15, 2015.

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

History of Barnes & Noble Education, Inc.

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

Discontinued Operations of Barnes & Noble Education, Inc.

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for the 13 weeks ended August 1, 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations.

Liquidity and Capital Resources

The primary sources of Barnes & Noble’s cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Credit Facility

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified to date, the Credit Facility), consisting of up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility, which was scheduled to expire on April 29, 2016.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of $700.0 million (New Credit Facility). Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility. The $700.0 million New Credit Facility replaced the $1.0 billion Credit Facility. Proceeds from the New Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company and certain of its subsidiaries are permitted to borrow under the New Credit Facility. The New Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the New Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the New Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the New Credit Facility of up to $250.0 million, subject to certain restrictions.

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

The New Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the New Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume dominion and control over the Loan Parties’ cash.

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

The Company wrote off $0.5 million of deferred financing fees related to the Credit Facility during fiscal 2016 and the remaining unamortized deferred financing fees of $3.5 million were deferred and are being amortized over the five-year term of the New Credit Facility. The Company also incurred $5.7 million of fees to secure the New Credit Facility, which are being amortized over the five-year term accordingly.

Cash Flows

The Company’s cash and cash equivalents were $14.3 million as of July 30, 2016, compared with $21.2 million as of August 1, 2015. The decrease in cash and cash equivalents of $6.9 million versus the prior year period includes changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities for the 13 weeks ended July 30, 2016 were $27.6 million, as compared to net cash flows provided by operating activities of $57.4 million for the 13 weeks ended August 1, 2015. The unfavorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities for the 13 weeks ended July 30, 2016 were $22.8 million, as compared to net cash flows used in investing activities of $22.7 million for the 13 weeks ended August 1, 2015. The Company’s investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives and enhancements to systems and the website.

Net cash flows used in financing activities for the 13 weeks ended July 30, 2016 were $4.4 million, as compared to net cash flows used in financing activities of $8.1 million for the 13 weeks ended August 1, 2015. The Company’s financing activities during the 13 weeks ended July 30, 2016 consisted primarily of common dividends and share repurchases, offset by net proceeds from the credit facility. Financing activities during the 13 weeks ended August 1, 2015 consisted primarily of preferred dividends and an inducement fee on the conversion of preferred stock.

The Company had $64.6 million in borrowings under its $700.0 million New Credit Facility at July 30, 2016 and no borrowings under its $1.0 billion previous Credit Facility at August 1, 2015. Since July 2015, the Company has returned $81.9 million in cash to its shareholders through share repurchases and common dividends. The Company had $38.9 million of outstanding letters of credit as of July 30, 2016 compared with $51.4 million as of August 1, 2015.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net increased $37.9 million, or 58.9%, to $102.3 million as of July 30, 2016, compared to $64.4 million as of August 1, 2015, primarily due to the eBook settlement receivable.

•	Merchandise inventories, net decreased $30.1 million, or 3.0%, to $988.2 million as of July 30, 2016, compared to $1.018 billion as of August 1, 2015. Retail inventories decreased $21.3 million, or 2.1%, primarily on fourth quarter trade book inventory reductions. NOOK inventories decreased $8.8 million, or 64.3%, on lower planned sales volume.

•	Prepaid expenses and other current assets decreased $0.3 million, or 0.3%, to $118.6 million as of July 30, 2016, compared to $118.9 million as of August 1, 2015.

•	Property and equipment, net decreased $40.7 million, or 12.3%, to $289.9 million as of July 30, 2016, compared to $330.6 million as of August 1, 2015, as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $4.6 million, or 1.4%, to $310.7 million as of July 30, 2016, compared to $315.3 million as of August 1, 2015, on additional amortization and a $3.8 million impairment of a publishing contract during fiscal 2016.

•	Other non-current assets increased $6.4 million, or 97.8%, to $12.9 million as of July 30, 2016, compared to $6.5 million as of August 1, 2015, primarily on financing fees related to the New Credit Facility.

•	Accounts payable decreased $21.5 million, or 3.6%, to $579.8 million as of July 30, 2016, compared to $601.3 million as of August 1, 2015. Accounts payable represented 58.7% and 59.0% of merchandise inventories as of July 30, 2016 and August 1, 2015, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $6.1 million, or 1.9%, to $307.4 million as of July 30, 2016, compared to $313.5 million as of August 1, 2015. Accrued liabilities include the eBook settlement, deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities increased $16.4 million, or 4.8%, to $360.7 million as of July 30, 2016, compared to $344.2 million as of August 1, 2015. This increase was due to the activation of gift cards in connection with the eBook settlement. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $4.9 million and $5.4 million during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Long-term deferred taxes increased $38.6 million, or 244.9%, to $54.3 million as of July 30, 2016, compared to $15.7 million as of August 1, 2015. This increase is primarily due to an increase of timing differences and a change in valuation allowances.

•	Other long-term liabilities decreased $47.2 million, or 29.8%, to $111.3 million as of July 30, 2016, compared to $158.6 million as of August 1, 2015, due to lower tax reserves and lower deferred rent.

•	During July 2015, the outstanding Series J Preferred Stock was converted to shares of the Company’s Common Stock.

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

EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95.7 million in total credits as a result of the settlement, which is funded by Apple. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $53.8 million during fiscal 2016 as a receivable from Apple settlement fund and a liability to its customers with a deadline of June 2017 for the activation of all credits. As of July 30, 2016, the Company’s customers had activated $39.5 million in credits, of which $21.9 million were redeemed. Total receivables from the Apple settlement fund was $29.2 million as of July 30, 2016.

Samsung Agreement

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

On May 17, 2016, NOOK Digital and Samsung amended the Agreement, pursuant to which NOOK Digital agreed to a minimum purchase commitment during the first twelve months after launch of any co-branded NOOK® tablet device of total devices with a total retail value equal to $10.0 million. The amended minimum purchase commitment replaces all prior purchase commitments contained in the Agreement by NOOK Digital and Samsung.

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

Based upon the Company’s current operating levels and capital expenditures for fiscal 2017, management believes cash and cash equivalents on hand, funds available under its credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. The Company regularly evaluates its capital structure and conditions in the financing markets to ensure it maintains adequate flexibility to successfully execute its business plan.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management and makes decisions on the allocation of resources. The Company’s two operating segments are B&N Retail and NOOK.

Seasonality

The B&N Retail business, like that of many retailers, is seasonal, with the major portion of sales and operating income realized during its third fiscal quarter, which includes the holiday selling season.

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

The Company believes that through its omni-channel offering it is well positioned to improve results and is focused on executing four key objectives to achieve success, including: significantly reducing NOOK losses; growing online and bookstore sales; reducing B&N Retail’s cost structure; and growing its Membership program.

The Company has recently taken a number of actions that will help further reduce NOOK losses, including the exit of its Apps and Video businesses, as well as the exit of the U.K. eBook market. The Company also entered into an agreement with Bahwan CyberTek to outsource certain NOOK functions, including cloud management and development support for NOOK® software, which enabled it to close its Santa Clara, CA and Taipei offices. Additionally, the Company continues to bring new co-branded devices to market through its partnership with Samsung.

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

Results of Operations

The following tables summarize the Company’s results of operations for the 13 weeks ended July 30, 2016 compared with the 13 weeks ended August 1, 2015.

Sales

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Total	August 1, 2015	% of Total
B&N Retail	$881,713	96.5%	$938,998	96.0%
NOOK	41,048	4.5%	54,335	5.6%
Elimination	(8,879)	(1.0)%	(14,774)	(1.5)%

Total Sales	$913,882	100.0%	$978,559	100.0%

During the 13 weeks ended July 30, 2016, the Company’s sales decreased $64.7 million, or 6.6%, to $913.9 million from $978.6 million during the 13 weeks ended August 1, 2015. The changes by segment are as follows:

•	B&N Retail sales for the 13 weeks ended July 30, 2016 decreased $57.3 million, or 6.1%, to $881.7 million from $939.0 million during the same period one year ago, and accounted for 96.5% of total Company sales. Comparable store sales decreased $48.7 million, or 6.0%, as compared to the prior year. Closed stores decreased sales by $11.0 million. Online sales decreased $1.0 million, or 1.6%, versus the prior year period as challenges following the launch of the new site in July 2015 were mitigated by benefits from the eBook settlement, site improvements and increased promotional activity. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $0.2 million, or 2.1%, versus the prior year.

Of the $48.7 million decrease in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, decreased $41.3 million, or 5.2%, as compared to the prior year due in large part to lower traffic and the challenging retail environment. Book categories decreased sales by $38.6 million, or

7.0%, while non-book core categories decreased sales by $2.7 million, or 1.1%, for the quarter. Sales of NOOK® products at B&N Retail stores decreased $7.3 million, or 44.6%, primarily on lower device unit volume due to lower promotional activity, partially offset by higher average selling prices.

•	NOOK sales decreased $13.3 million, or 24.5%, to $41.0 million during the 13 weeks ended July 30, 2016 from $54.3 million during the 13 weeks ended August 1, 2015, and accounted for 4.5% of total Company sales. Digital content sales decreased $7.1 million, or 18.9%, compared to prior year on lower unit sales, partially offset by higher average selling prices. First quarter content unit trends benefited from the eBook settlement. Device and accessories sales decreased $6.2 million, or 36.7%, on lower unit sales, partially offset by higher average selling prices.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $5.9 million, or 39.9%, versus the prior year. NOOK sales, net of elimination, accounted for 3.5% of total Company sales.

During the 13 weeks ended July 30, 2016, B&N Retail had no store openings and two store closings.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
B&N Retail	$623,426	70.7%	$657,214	70.0%
NOOK	21,796	53.1%	36,021	66.3%
Elimination	(8,879)	(21.6)%	(14,774)	(27.2)%

Total Cost of Sales and Occupancy	$636,343	69.6%	$678,461	69.3%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 30, 2016, cost of sales and occupancy decreased $42.1 million, or 6.2%, to $636.3 million from $678.5 million during the 13 weeks ended August 1, 2015. Cost of sales and occupancy increased as a percentage of sales to 69.6% from 69.3% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.7% from 70.0% during the same period one year ago primarily on occupancy deleverage (55 basis points) and lower eCommerce margins on higher promotional activity to increase site traffic (40 basis points). The remaining variance was attributable to product mix, sales deleverage and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 53.1% from 66.3% during the same period one year ago. This decrease was primarily due to sales mix, improved device margins and a favorable channel partner settlement.

Gross Profit

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
B&N Retail	$258,287	29.3%	$281,784	30.0%
NOOK	19,252	59.8%	18,314	46.3%

Total Gross Profit	$277,539	30.4%	$300,098	30.7%

The Company’s consolidated gross profit decreased $22.6 million, or 7.5%, to $277.5 million during the 13 weeks ended July 30, 2016 from $300.1 million during the 13 weeks ended August 1, 2015. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
B&N Retail	$240,692	27.3%	$236,480	25.2%
NOOK	27,199	84.6%	35,650	90.1%

Total Selling and Administrative Expenses	$267,891	29.3%	$272,130	27.8%

Selling and administrative expenses decreased $4.2 million, or 1.6%, to $267.9 million during the 13 weeks ended July 30, 2016 from $272.1 million during the 13 weeks ended August 1, 2015. Selling and administrative expenses increased as a percentage of sales to 29.3% from 27.8% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses increased $4.2 million as compared to prior year, increasing as a percentage of sales to 27.3% from 25.2% for the quarter. This variance was primarily due to increased severance costs resulting from a cost reduction program (70 basis points), higher store payroll (65 basis points on store sales) as sales deleverage and wage increases offset productivity gains, increased eCommerce advertising costs to promote site traffic (35 basis points), increased consulting fees related to the cost reduction program (20 basis points) and increased employee benefit costs (15 basis points), partially offset by lower pension expense (15 basis points) on the prior year plan termination. The remaining variance was attributable to additional expense deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $8.5 million as compared to prior year, decreasing as a percentage of sales to 84.6% from 90.1% for the quarter. Current year NOOK expenses include severance and transitional costs of $7.2 million related to the previously announced outsourcing of certain services and the closure of its California and Taiwan offices. Excluding these costs, the decrease in dollars was primarily attributable to continued cost rationalization efforts, including lower compensation, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
B&N Retail	$24,962	2.8%	$24,780	2.6%
NOOK	6,075	18.9%	8,873	22.4%

Total Depreciation and Amortization	$31,037	3.4%	$33,653	3.4%

During the 13 weeks ended July 30, 2016, depreciation and amortization decreased $2.6 million, or 7.8%, to $31.0 million from $33.7 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

Operating Income (Loss)

	13 weeks ended
Dollars in thousands	July 30, 2016	% of Sales	August 1, 2015	% of Sales
B&N Retail	$(7,367)	(0.8)%	$20,524	2.2%
NOOK	(14,022)	(43.6)%	(26,209)	(66.2)%

Total Operating Loss	$(21,389)	(2.3)%	$(5,685)	(0.6)%

The Company’s consolidated operating loss increased $15.7 million, or 276.2%, to an operating loss of $21.4 million during the 13 weeks ended July 30, 2016 from an operating loss of $5.7 million during the 13 weeks ended August 1, 2015. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$1,629	$2,919	(44.2)%

Net interest expense and amortization of deferred financing fees decreased $1.3 million, or 44.2%, to $1.6 million during the 13 weeks ended July 30, 2016 from $2.9 million from the same period one year ago. This decrease was primarily due to lower deferred financing costs in conjunction with refinancing of the credit facility in August 2015.

Income Taxes

	13 weeks ended
Dollars in thousands	July 30, 2016	Effective Rate	August 1, 2015	Effective Rate
Income Taxes	$(8,602)	37.4%	$(853)	9.9%

The Company recorded an income tax benefit of $8.6 million during the 13 weeks ended July 30, 2016 compared with an income tax benefit of $0.9 million during the 13 weeks ended August 1, 2015. The Company’s effective tax rate was 37.4% and 9.9% for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.

The income tax benefits for the 13 weeks ended July 30, 2016 and August 1, 2015, include the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits and changes in uncertain tax positions. The prior year’s lower tax benefit rate was primarily due to approximately $2.0 million of tax expense as a result of changes in uncertain tax positions. The Company continues to maintain a valuation allowance against certain state items.

Net Loss from Continuing Operations

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Net Loss from Continuing Operations	$(14,416)	$(7,751)

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $14.4 million during the 13 weeks ended July 30, 2016, compared with consolidated net loss from continuing operations of $7.8 million during the 13 weeks ended August 1, 2015.

Net Loss from Discontinued Operations

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Net Loss from Discontinued Operations	$—	$(27,123)

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for the 13 weeks ended August 1, 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations.

Net Loss

	13 weeks ended
Dollars in thousands	July 30, 2016	August 1, 2015
Net Loss Attributable to Barnes & Noble, Inc.	$(14,416)	$(34,874)

As a result of the factors discussed above, the Company reported consolidated net loss of $14.4 million during the 13 weeks ended July 30, 2016, compared with consolidated net loss of $34.9 million during the 13 weeks ended August 1, 2015.

Critical Accounting Policies

During the first quarter of fiscal 2017, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives including but not limited to its new store concept and e-commerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 30, 2016, the Company’s cash and cash equivalents totaled approximately $14.3 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the first quarter of fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the first quarter of fiscal 2017.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $64.6 million in borrowings under its New Credit Facility at July 30, 2016 and no borrowings under its previous Credit Facility at August 1, 2015. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.1 million in the first quarter of fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.1 million in the first quarter of fiscal 2017.

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

Except as otherwise described below with respect to the Adrea LLC (Adrea) matter, the Company has determined that a loss is reasonably possible with respect to the matters described below. Based on its current knowledge, the Company has determined that the amount of loss or range of loss that is reasonably possible (or, in the case of Adrea, probable), including any reasonably possible (or, in the case of Adrea, probable) losses in excess of amounts already accrued, is not estimable.

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

On July 24, 2015, the Court granted B&N’s post-trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Since the original damages award was a total award for both patents, the Court held a new trial to determine damages for the ‘703 patent, which concluded on July 15, 2016. The Court ordered post-trial briefing. Adrea filed its briefing on August 5, 2016, asking the Court to award damages of $1.1 million for the ‘703 patent (calculated by applying a 20.2 cent per unit royalty rate to accused sales for a period prior to the first trial), and requesting enhanced damages. B&N’s response was filed on August 26, 2016 and Adrea’s reply brief is due September 8, 2016.

Christine N. Hartpence individually and on behalf of those similarly situated v. Barnes & Noble, Inc.

Christine Hartpence filed a complaint against Barnes & Noble, Inc. (“Barnes & Noble”) in Philadelphia County Court of Common Pleas on May 26, 2015 (Case No.: 160503426), alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act, by which she seeks to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania (Case No.: 16-4034), where it is currently pending.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2016 – May 28, 2016	281,775	$11.35	275,104	$20,162,063
May 29, 2016 – July 2, 2016	360,168	$11.41	325,000	$16,461,899
July 3, 2016 – July 30, 2016	261,595	$12.65	230,479	$13,538,521

Total	903,538	$11.75	830,583

(a)	The shares on this table above include 830,583 shares repurchased under the Company’s stock repurchase program, as well as 72,955 shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock and restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program for the purchase of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company had remaining capacity of approximately $13.5 million under this program as of July 30, 2016. As of July 30, 2016, the Company has repurchased 38,844,859 shares at a cost of approximately $1.08 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

Item 6. Exhibits

Exhibits filed with this Form 10-Q:

31.1	Certification by the Executive Chairman (principal executive officer) pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman (principal executive officer) pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer (principal financial officer)

By:	/s/ PETER M. HERPICH
Peter M. Herpich
Vice President and Corporate Controller
(principal accounting officer)

September 8, 2016

EXHIBIT INDEX

31.1	Certification by the Executive Chairman (principal executive officer) pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman (principal executive officer) pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document