Form 10-Q
period 2016-10-29
BARNES & NOBLE INC
filed 2016-11-22
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

As of October 31, 2016, 72,682,568 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 76,706 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 29, 2016

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Sales	$858,548	894,654	$1,772,430	1,873,213
Cost of sales and occupancy	603,173	624,868	1,239,516	1,303,329

Gross profit	255,375	269,786	532,914	569,884

Selling and administrative expenses	254,646	290,281	522,537	562,411
Depreciation and amortization	29,994	35,064	61,031	68,717

Operating loss	(29,265)	(55,559)	(50,654)	(61,244)
Interest expense, net and amortization of deferred financing fees	1,961	2,338	3,590	5,257

Loss before taxes	(31,226)	(57,897)	(54,244)	(66,501)
Income taxes	(10,817)	(30,694)	(19,419)	(31,547)

Net loss from continuing operations	$(20,409)	(27,203)	$(34,825)	(34,954)
Net loss from discontinued operations	—	(12,023)	—	(39,146)

Net loss	$(20,409)	(39,226)	$(34,825)	(74,100)

Basic loss per common share:
Loss from continuing operations	$(0.29)	(0.36)	$(0.49)	(0.64)
Loss from discontinued operations	—	(0.16)	—	(0.55)

Basic loss per common share	$(0.29)	(0.52)	$(0.49)	(1.20)

Diluted loss per common share:
Loss from continuing operations	$(0.29)	(0.36)	$(0.49)	(0.64)
Loss from discontinued operations	—	(0.16)	—	(0.55)

Diluted loss per common share	$(0.29)	(0.52)	$(0.49)	(1.20)

Weighted average common shares outstanding:
Basic	72,212	75,557	72,558	70,552
Diluted	72,212	75,557	72,558	70,552

Dividends declared per common share	$0.15	0.15	$0.30	0.30

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net loss	$(20,409)	(39,226)	$(34,825)	(74,100)
Other comprehensive income, net of tax:
Decrease in postretirement plan liability (net of tax expense of $30)	—	—	47	—

Total comprehensive loss	$(20,409)	(39,226)	$(34,778)	(74,100)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 29, 2016	October 31, 2015	April 30, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,365	13,367	13,838
Receivables, net	75,744	82,355	124,917
Merchandise inventories, net	1,218,822	1,219,878	933,723
Prepaid expenses and other current assets	129,404	148,589	105,912

Total current assets	1,435,335	1,464,189	1,178,390

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,062,377	1,061,527	1,058,452
Fixtures and equipment	1,592,849	1,573,300	1,560,005

	2,657,767	2,637,368	2,620,998
Less accumulated depreciation and amortization	2,369,074	2,314,184	2,322,418

Net property and equipment	288,693	323,184	298,580

Goodwill	211,276	215,197	211,276
Intangible assets, net	310,543	315,038	310,904
Other non-current assets	11,916	12,302	13,632

Total assets	$2,257,763	2,329,910	2,012,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717,220	730,387	480,574
Accrued liabilities	311,150	325,393	360,194
Gift card liabilities	344,044	330,474	353,103

Total current liabilities	1,372,414	1,386,254	1,193,871

Long-term debt	191,423	192,000	47,200
Long-term deferred taxes	54,290	15,795	54,017
Other long-term liabilities	110,844	153,435	114,184

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 111,560, 110,595 and 111,228 shares issued, respectively	112	111	112
Additional paid-in capital	1,741,120	1,731,696	1,738,034
Accumulated other comprehensive income (loss)	198	(16,533)	151
Retained earnings	(81,319)	(51,045)	(24,349)
Treasury stock, at cost, 39,741, 34,961 and 37,941 shares, respectively	(1,131,319)	(1,081,803)	(1,110,438)

Total shareholders’ equity	528,792	582,426	603,510

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,257,763	2,329,910	2,012,782

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 29, 2016

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 30, 2016	$112	1,738,034	151	(24,349)	(1,110,438)	$603,510

Net loss	—	—	—	(34,825)	—	(34,825)
Postretirement plan liability, net of tax	—	—	47	—	—	47
Exercise of 31 common stock options	—	312	—	—	—	312
Stock options and restricted stock tax expense	—	(388)	—	—	—	(388)
Stock-based compensation expense	—	3,162	—	—	—	3,162
Cash dividends declared	—	—	—	(22,104)	—	(22,104)
Accrued dividends for long-term incentive awards	—	—	—	(41)	—	(41)
Purchase of treasury stock related to stock-based compensation, 91 shares	—	—	—	—	(1,093)	(1,093)
Treasury stock repurchase plan, 1,709 shares	—	—	—	—	(19,788)	(19,788)

Balance at October 29, 2016	$112	1,741,120	198	(81,319)	(1,131,319)	$528,792

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(34,825)	(74,100)
Net loss from discontinued operations	—	(39,146)

Net loss from continuing operations	$(34,825)	(34,954)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	62,000	71,027
Stock-based compensation expense	3,162	7,944
Loss on disposal of property and equipment	974	1,171
Net decrease in other long-term liabilities	(3,263)	(8,774)
Net (increase) decrease in other non-current assets	1,201	(1,007)
Changes in operating assets and liabilities, net	(80,999)	(79,097)

Net cash flows used in operating activities	(51,750)	(43,690)

Cash flows from investing activities:
Purchases of property and equipment	(51,737)	(50,721)

Net cash flows used in investing activities	(51,737)	(50,721)

Cash flows from financing activities:
Proceeds from credit facility	645,423	436,200
Payments on credit facility	(501,200)	(244,200)
Cash dividends paid	(22,104)	(23,359)
Treasury stock repurchase plan	(19,788)	—
Purchase of treasury stock related to stock-based compensation	(1,093)	(2,087)
Payment of new credit facility related fees	(474)	(5,701)
Proceeds from exercise of common stock options	312	607
Excess tax benefit from stock-based compensation	14	1,755
Cash dividends paid for long-term incentive awards	(76)	—
Cash settlement of equity award	—	(8,022)
Cash dividends paid to preferred shareholders	—	(3,941)
Inducement fee paid upon conversion of Series J preferred stock	—	(3,657)

Net cash flows provided by financing activities	101,014	147,595

Cash flows from discontinued operations:
Operating cash flows	—	(86,384)
Investing cash flows	—	(11,764)
Financing cash flows (including cash at date of Spin-Off)	—	(16,029)

Net cash flows used in discontinued operations	—	(114,177)

Net decrease in cash and cash equivalents	(2,473)	(60,993)
Cash and cash equivalents at beginning of period	13,838	74,360

Cash and cash equivalents at end of period	$11,365	13,367

Changes in operating assets and liabilities, net:
Receivables, net	$49,173	(22,090)
Merchandise inventories, net	(285,099)	(224,140)
Prepaid expenses and other current assets	(23,522)	(54,624)
Accounts payable, accrued liabilities and gift card liabilities	178,449	221,757

Changes in operating assets and liabilities, net	$(80,999)	(79,097)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	26 weeks ended
	October 29, 2016	October 31, 2015
Supplemental cash flow information

Cash paid during the period for:
Interest	$2,491	9,569
Income taxes (net of refunds)	$2,145	6,471

Non-cash financing activity:
Accrued dividends for long-term incentive awards	$415	190
Dividends to preferred stockholders paid in shares	$—	1,783
Issuance of common stock upon conversion of Series J preferred stock	$—	200,262

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 29, 2016 and October 31, 2015

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 29, 2016 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 30, 2016 (fiscal 2016).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 29, 2016 are not indicative of the results expected for the 52 weeks ending April 29, 2017 (fiscal 2017).

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

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been adjusted to include separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations.

Discontinued operations in the 13 weeks ended October 31, 2015 primarily consisted of investment banking fees (as it directly related to the Spin-Off) and separation-related costs.

Discontinued operations in the 26 weeks ended October 31, 2015 primarily consisted of pre-spin B&N Education results, investment banking fees (as it directly related to the Spin-Off), separation-related costs and excluded corporate allocation adjustments with B&N Retail.

The following unaudited financial information presents the discontinued operations for the 13 and 26 weeks ended October 31, 2015:

	13 weeks ended	26 weeks ended
	October 31, 2015	October 31, 2015
Sales	$—	$238,983
Cost of sales and occupancy	—	186,697

Gross profit	—	52,286

Selling and administrative expenses	8,289	94,933
Depreciation and amortization	—	13,100

Operating loss from discontinued operations	(8,289)	(55,747)
Interest expense, net and amortization of deferred financing fees	—	3

Loss before taxes from discontinued operations	(8,289)	(55,750)
Income taxes	3,734	(16,604)

Net loss from discontinued operations	$(12,023)	$(39,146)

4.	EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95,707 in total credits as a result of the settlement, which is funded by Apple. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $56,527 during fiscal 2016 as a receivable from the Apple settlement fund and a liability to its customers with a deadline of June 2017 for the activation of all credits. As of October 29, 2016, the Company’s customers had activated $50,610 in credits, of which $39,771 were redeemed. Total receivables from the Apple settlement fund were $7,616 as of October 29, 2016.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of October 29, 2016, October 31, 2015 and April 30, 2016 was $354, $675 and $160, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

The Company also pays certain vendors who distributed NOOK® a commission on the content sales sold through that device. The Company accounted for these transactions as a reduction in the sales price of the NOOK® based on historical trends of content sales and a liability was established for the estimated commission expected to be paid over the life of the product. The Company recognizes revenue of the content at the point of sale of the content. The Company records revenue from sales of digital content, sales of third-party extended warranties, service contracts and other products, for which the Company is not obligated to perform, and for which the Company does not meet the criteria for gross revenue recognition under ASC 605-45-45, Reporting Revenue Gross as a Principal versus Net as an Agent, on a net basis. All other revenue is recognized on a gross basis.

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

The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail, for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the 12-month period based upon historical spending patterns for Barnes & Noble Members.

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

7.	Research and Development Costs for Software Products

The Company follows the guidance in ASC 985-20, Cost of Software to Be Sold, Leased or Marketed, regarding research and development costs for software products to be sold, leased, or otherwise marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as for the ongoing assessment of the recoverability of capitalized costs. The Company’s products reach technological feasibility shortly before the products are released and, therefore, research and development costs are generally expensed as incurred.

8.	Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $10,622 and $17,221 during the 26 weeks ended October 29, 2016 and October 31, 2015, respectively. Amortization of previously capitalized amounts was $6,154 and $8,156 during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $12,749 and $15,242 during the 26 weeks ended October 29, 2016 and October 31, 2015, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended October 29, 2016 and October 31, 2015 and the 26 weeks ended October 29, 2016 and October 31, 2015, participating securities in the amounts of 1,224,579, 2,330,973, 1,305,303 and 2,512,070, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options of 75,438, 198,596, 81,338 and 170,247 for the 13 weeks ended October 29, 2016 and October 31, 2015, and the 26 weeks ended October 29, 2016 and October 31, 2015, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator for basic loss per share:
Net loss from continuing operations attributable to Barnes & Noble, Inc.	$(20,409)	(27,203)	$(34,825)	(34,954)
Inducement fee paid upon conversion of Series J preferred stock	—	—	—	(3,657)
Preferred stock dividends paid in shares	—	—	—	(1,783)
Accretion of dividends on preferred stock	—	—	—	(4,204)
Less allocation of dividends to participating securities	(188)	(332)	(391)	(692)

Net loss from continuing operations available to common shareholders	$(20,597)	(27,535)	$(35,216)	(45,290)
Net loss from discontinued operations available to common shareholders	—	(12,023)	—	(39,146)

Net loss available to common shareholders	$(20,597)	(39,558)	$(35,216)	(84,436)

Numerator for diluted loss per share:
Net loss from continuing operations available to common shareholders	$(20,597)	(27,535)	$(35,216)	(45,290)
Net loss from discontinued operations available to common shareholders	—	(12,023)	—	(39,146)

Net loss available to common shareholders	$(20,597)	(39,558)	$(35,216)	(84,436)

Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	72,212	75,557	72,558	70,552

Basic loss per common share:
Loss from continuing operations	$(0.29)	(0.36)	$(0.49)	(0.64)
Loss from discontinued operations	—	(0.16)	—	(0.55)

Basic loss per common share	$(0.29)	(0.52)	$(0.49)	(1.20)

Diluted loss per common share:
Loss from continuing operations	$(0.29)	(0.36)	$(0.49)	(0.64)
Loss from discontinued operations	—	(0.16)	—	(0.55)

Diluted loss per common share	$(0.29)	(0.52)	$(0.49)	(1.20)

10.	Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 638 bookstores as of October 29, 2016, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
B&N Retail	$830,719	860,705	$1,712,432	1,799,703
NOOK	35,042	43,496	76,090	97,831
Elimination (a)	(7,213)	(9,547)	(16,092)	(24,321)

Total	$858,548	894,654	$1,772,430	1,873,213

Sales by Product Line	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Media (b)	71%	71%	71%	72%
Digital (c)	4%	5%	4%	6%
Other (d)	25%	24%	25%	22%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

B&N Retail	$24,558	26,446	$49,520	51,226
NOOK	5,436	8,618	11,511	17,491

Total	$29,994	35,064	$61,031	68,717

Operating Loss	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
B&N Retail	$(21,083)	(25,662)	$(28,450)	(5,138)
NOOK	(8,182)	(29,897)	(22,204)	(56,106)

Total	$(29,265)	(55,559)	$(50,654)	(61,244)

Capital Expenditures	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
B&N Retail	$27,381	24,780	$49,207	44,545
NOOK	1,554	3,254	2,530	6,176

Total	$28,935	28,034	$51,737	50,721

Total Assets (e)	As of October 29, 2016	As of October 31, 2015
B&N Retail	$2,134,004	1,921,912
NOOK	123,759	407,998

Total	$2,257,763	2,329,910

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes Toys & Games, café products, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Reportable segments operating loss	$(29,265)	(55,559)	$(50,654)	(61,244)
Interest expense, net and amortization of deferred financing costs	1,961	2,338	3,590	5,257

Consolidated loss before taxes	$(31,226)	(57,897)	$(54,244)	(66,501)

11.	Intangible Assets and Goodwill

		As of October 29, 2016
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,793)	$917
Distribution contracts	10	8,325	(8,053)	272
Other	3-10	6,395	(6,335)	60

		$25,430	(24,181)	$1,249

Unamortizable Intangible Assets
Trade name				$293,400
Publishing contracts				15,894

				$309,294

Total amortizable and unamortizable intangible assets				$310,543

		As of October 31, 2015
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,385)	$1,325
Distribution contracts	10	8,325	(7,757)	568
Other	3-10	6,271	(6,260)	11

		$25,306	(23,402)	$1,904

Unamortizable Intangible Assets
Trade name				$293,400
Publishing contracts				19,734

				$313,134

Total amortizable and unamortizable intangible assets				$315,038

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 26 weeks ended October 29, 2016	$381
For the 26 weeks ended October 31, 2015	$615

Estimated Amortization Expense
(12 months ending on or about April 30)
2017	$759
2018	$547
2019	$324

The carrying amount of goodwill was $211,276 and $215,197 as of October 29, 2016 and October 31, 2015, respectively.

12.	Gift Cards

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

The Company recognized gift card breakage of $4,835 and $5,198 during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $9,756 and $10,588 during the 26 weeks ended October 29, 2016 and October 31, 2015, respectively. The Company had gift card liabilities of $344,044 and $330,474 as of October 29, 2016 and October 31, 2015, respectively.

13.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, long-term insurance liabilities and asset retirement obligations. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following other long-term liabilities at October 29, 2016, October 31, 2015 and April 30, 2016:

	October 29, 2016	October 31, 2015	April 30, 2016
Deferred rent	$63,741	79,422	70,006
Tax liabilities and reserves	13,758	43,090	13,758
Insurance liabilities	15,296	15,878	15,219
Asset retirement obligations	12,819	11,658	11,268
Other	5,230	3,387	3,933

Total other long-term liabilities	$110,844	153,435	114,184

14.	Income Taxes

The Company recorded an income tax benefit of $10,817 on a pre-tax loss of $31,226 during the 13 weeks ended October 29, 2016, which represented an effective income tax rate of 34.6%. The Company recorded an income tax benefit of $30,694 on pre-tax loss of $57,897 during the 13 weeks ended October 31, 2015, which represented an effective income tax rate of 53.0%.

The Company recorded an income tax benefit of $19,419 on a pre-tax loss of $54,244 during the 26 weeks ended October 29, 2016, which represented an effective income tax rate of 35.8%. The Company recorded an income tax benefit of $31,547 on pre-tax loss of $66,501 during the 26 weeks ended October 31, 2015, which represented an effective income tax rate of 47.4%.

The income tax benefits for the 13 and 26 weeks ended October 29, 2016 and October 31, 2015, respectively, differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and the impact of return to provision adjustments and state income taxes, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

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

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified through August 3, 2015, the Prior Credit Facility), consisting of up to $1,000,000 in aggregate commitments under a five-year asset-backed revolving credit facility, which was scheduled to expire on April 29, 2016.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700,000 (Revolving Credit Facility). On September 30, 2016, the Company amended the New Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the New Credit Facility) in an aggregate principal amount of up to $50,000, which supplements availability under the Revolving Credit Facility. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility. The New Credit Facility replaced the Prior Credit Facility. Proceeds from the New Credit Facility are used for general corporate purposes, including seasonal working capital needs.

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

Interest under the Revolving Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Revolving Credit Facility. Through the end of the fiscal quarter during which the closing of the Revolving Credit Facility occurred, loans under the Revolving Credit Facility bore interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate began to fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.500% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.500% per annum), based upon the average daily availability under the Revolving Credit Facility for the immediately preceding fiscal quarter. Interest under the FILO Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is also determined by reference to the level of excess availability under the Revolving Credit Facility. Loans under the FILO Credit Facility bear interest at 1.000% per annum more than loans under the Revolving Credit Facility.

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

The Company wrote off $460 of deferred financing fees related to the Prior Credit Facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3,542 were deferred and are being amortized over the five-year term of the New Credit Facility. The Company also incurred $5,701 of fees to secure the New Credit Facility, which are being amortized over the five-year term accordingly. During the second quarter of 2017, the Company incurred $474 of fees to secure the FILO Credit Facility, which are being amortized over the same term as the New Credit Facility.

The Company had $191,423 and $192,000 of outstanding debt under the New Credit Facility as of October 29, 2016 and October 31, 2015, respectively. The Company had $46,895 and $48,318 of outstanding letters of credit under its New Credit Facility as of October 29, 2016 and October 31, 2015, respectively.

17.	Stock-Based Compensation

For the 13 and 26 weeks ended October 29, 2016 and October 31, 2015, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Restricted Stock Expense	$280	150	$490	390
Restricted Stock Units Expense	(451)	4,278	2,110	6,914
Performance-Based Stock Unit Expense	258	183	562	250
Stock Option Expense	—	181	—	390

Stock-Based Compensation Expense	$87	4,792	$3,162	7,944

18.	CEO Departure

On October 26, 2016, the Company entered into a release agreement (the Release Agreement) with its former Chief Executive Officer, Ronald D. Boire. Under the Release Agreement, Mr. Boire and the Company agreed to release claims against each other in connection with Mr. Boire’s termination of employment in exchange for a cash payment contemplated by his employment agreement. In connection with the execution of the Release Agreement, Mr. Boire also agreed to forfeit all equity awards that were granted to him by the Company.

The cash payment in connection with the Release Agreement totals $4,826. The Company has previously recognized $1,933 in expense relating to the equity awards granted to Mr. Boire during his employment. Taking into account the reversal of those expenses, the Company recorded a net charge related to the cash payment to Mr. Boire in connection with the Release Agreement of $2,892 within selling and administrative expenses during the second quarter ending October 29, 2016.

19.	Pension and Other Postretirement Benefit Plans

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

Pension expense was $450 and $1,435 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $450 and $2,682 for the 26 weeks ended October 29, 2016 and October 31, 2015, respectively. There were no pension liabilities recorded at October 29, 2016. Pension liabilities were $11,799 at October 31, 2015 and recorded within accrued liabilities.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,774 and $2,661 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $6,161 and $6,173 for the 26 weeks ended October 29, 2016 and October 31, 2015, respectively.

20.	Samsung Commercial Agreement

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

On May 17, 2016, NOOK Digital and Samsung amended the Agreement, pursuant to which NOOK Digital agreed to a minimum purchase commitment during the first 12 months after launch of any co-branded NOOK® tablet device of total devices with a total retail value equal to $10,000. The amended minimum purchase commitment replaces all prior purchase commitments contained in the Agreement by NOOK Digital and Samsung.

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

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the 13 and 26 weeks ended October 29, 2016, the Company repurchased 878,195 shares at a cost of $10,045 and 1,708,778 shares at a cost of $19,788, respectively, under this plan. The Company had remaining capacity of approximately $3,494 under this program as of October 29, 2016. As of October 29, 2016, the Company has repurchased 39,741,262 shares at a cost of approximately $1,084,812 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint. The Court set the following schedule; motion to dismiss brief due on November 30, 2016, opposition brief due January 6, 2017, and reply brief due January 31, 2017. A status hearing is scheduled for March 14, 2017.

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

On July 24, 2015, the Court granted B&N’s post-trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Since the original damages award was a total award for infringement of both patents, the Court held a new trial to determine damages for infringement of the ‘703 patent, which trial concluded on July 15, 2016. In a post-trial brief, Adrea asked the Court to award damages of $1,059 for infringement of the ‘703 patent alone (calculated by applying a 20.2 cent per unit royalty rate to accused sales for the period November 2009, when the ‘703 patent first issued, through June 30, 2014), and requested enhanced damages. B&N responded to Adrea’s damages claims, asking the Court to award damages of $105 for infringement of the ‘703 patent (calculated by applying a 0.2 cent per unit royalty rate to accused sales for the period November 2009 through the date of the first trial verdict, October 22, 2014), and further responded that no enhanced damages were available as a matter of law. Adrea filed its replies to B&N’s submissions on September 8, 2016.

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015 (Case No.: 160503426), alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania (Case No.: 16-4034). Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas (Case No.: 161003213), where it is currently pending. The re-filed complaint alleges only claims of unpaid overtime under Pennsylvania law and alleges class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law.

24.	Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra- Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this standard do not include new disclosure requirements; however, existing disclosure requirements might be applicable. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendments in this update clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities.

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

Discontinued Operations of Barnes & Noble Education, Inc.

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been adjusted to include separation-related costs and exclude corporate allocations with B&N Retail and have been classified as discontinued operations.

Discontinued operations in the 13 weeks ended October 31, 2015 primarily consisted of investment banking fees (as it directly related to the Spin-Off) and separation-related costs.

Discontinued operations in the 26 weeks ended October 31, 2015 primarily consisted of pre-spin B&N Education results, investment banking fees (as it directly related to the Spin-Off), separation-related costs and excluded corporate allocation adjustments with B&N Retail.

Liquidity and Capital Resources

The primary sources of Barnes & Noble’s cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Credit Facility

Prior to August 3, 2015, the Company was party to an amended and restated credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders, dated as of April 29, 2011 (as amended and modified through August 3, 2015, the Prior Credit Facility), consisting of up to $1.0 billion in aggregate commitments under a five-year asset-backed revolving credit facility, which was scheduled to expire on April 29, 2016.

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (New Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700.0 million (Revolving Credit Facility). On September 30, 2016, the Company amended the New Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the New Credit Facility) in an aggregate principal amount of up to $50.0 million, which supplements availability under the Revolving Credit Facility. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the New Credit Facility. The New Credit Facility replaced the Prior Credit Facility. Proceeds from the New Credit Facility are used for general corporate purposes, including seasonal working capital needs.

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

Interest under the Revolving Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is determined by reference to the level of excess availability under the Revolving Credit Facility. Through the end of the fiscal quarter during which the closing of the Revolving Credit Facility occurred, loans under the Revolving Credit Facility bore interest at LIBOR plus 1.750% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.750% per annum, in the alternative, and thereafter the interest rate began to fluctuate between LIBOR plus 2.000% per annum and LIBOR plus 1.500% per annum (or between the alternate base rate plus 1.000% per annum and the alternate base rate plus 0.500% per annum), based upon the average daily availability under the Revolving Credit Facility for the immediately preceding fiscal quarter. Interest under the FILO Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is also determined by reference to the level of excess availability under the Revolving Credit Facility. Loans under the FILO Credit Facility bear interest at 1.000% per annum more than loans under the Revolving Credit Facility.

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

The Company wrote off $0.5 million of deferred financing fees related to the Prior Credit Facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3.5 million were deferred and are being amortized over the five-year term of the New Credit Facility. The Company also incurred $5.7 million of fees to secure the New Credit Facility, which are being amortized over the five-year term accordingly. During the second quarter of 2017, the Company incurred $0.5 million of fees to secure the FILO Credit Facility, which are being amortized over the same term as the New Credit Facility.

The Company had $191.4 million and $192.0 million of outstanding debt under the New Credit Facility as of October 29, 2016 and October 31, 2015, respectively. The Company had $46.9 million and $48.3 million of outstanding letters of credit under its New Credit Facility as of October 29, 2016 and October 31, 2015, respectively.

Cash Flows

The Company’s cash and cash equivalents were $11.4 million as of October 29, 2016, compared with $13.4 million as of October 31, 2015. The decrease in cash and cash equivalents of $2.0 million versus the prior year period were due to changes in working capital and cash flows as outlined below.

Net cash flows used in operating activities for the 26 weeks ended October 29, 2016 were $51.8 million, as compared to net cash flows used in operating activities of $43.7 million for the 26 weeks ended October 31, 2015. The unfavorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities for the 26 weeks ended October 29, 2016 were $51.7 million, as compared to net cash flows used in investing activities of $50.7 million for the 26 weeks ended October 31, 2015. The Company’s investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives and enhancements to systems and the website.

Net cash flows provided by financing activities for the 26 weeks ended October 29, 2016 were $101.0 million, as compared to net cash flows provided by financing activities of $147.6 million for the 26 weeks ended October 31, 2015. The Company’s financing activities during the 26 weeks ended October 29, 2016 consisted primarily of net proceeds from the credit facility, offset by common dividends and share repurchases. Financing activities during the 26 weeks ended October 31, 2015 consisted primarily of net proceeds from the credit facility, offset by common and preferred dividends, cash settlement of an equity award, fees incurred to enter into the New Credit Facility and an inducement fee on the conversion of preferred stock.

Since July 2015, the Company has returned $114.7 million in cash to its shareholders through share repurchases and dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $6.6 million, or 8.0%, to $75.7 million as of October 29, 2016, compared to $82.4 million as of October 31, 2015, primarily due to a tax receivable.

•	Merchandise inventories, net decreased $1.1 million, or 0.1%, to $1.219 billion as of October 29, 2016, compared to $1.220 billion as of October 31, 2015. NOOK inventories decreased $10.4 million, or 53.5%, on lower planned sales volume. Retail inventories increased $9.4 million, or 0.8%, compared to the prior year.

•	Prepaid expenses and other current assets decreased $19.2 million, or 12.9%, to $129.4 million as of October 29, 2016, compared to $148.6 million as of October 31, 2015, primarily due to cost reductions.

•	Property and equipment, net decreased $34.5 million, or 10.7%, to $288.7 million as of October 29, 2016, compared to $323.2 million as of October 31, 2015, as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $4.5 million, or 1.4%, to $310.5 million as of October 29, 2016, compared to $315.0 million as of October 31, 2015, on additional amortization and a $3.8 million impairment of a publishing contract during fiscal 2016.

•	Other non-current assets decreased $0.4 million, or 3.1%, to $11.9 million as of October 29, 2016, compared to $12.3 million as of October 31, 2015.

•	Accounts payable decreased $13.2 million, or 1.8%, to $717.2 million as of October 29, 2016, compared to $730.4 million as of October 31, 2015. Accounts payable represented 58.8% and 59.9% of merchandise inventories as of October 29, 2016 and October 31, 2015, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $14.2 million, or 4.4%, to $311.2 million as of October 29, 2016, compared to $325.4 million as of October 31, 2015. Accrued liabilities include the eBook settlement, deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities increased $13.6 million, or 4.1%, to $344.0 million as of October 29, 2016, compared to $330.5 million as of October 31, 2015. This increase was due to the activation of gift cards in connection with the eBook settlement. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $4.8 million and $5.2 million during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $9.8 million and $10.6 million during the 26 weeks ended October 29, 2016 and October 31, 2015, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Long-term deferred taxes increased $38.5 million, or 243.7%, to $54.3 million as of October 29, 2016, compared to $15.8 million as of October 31, 2015 primarily due to timing differences and a change in valuation allowances.

•	Other long-term liabilities decreased $42.6 million, or 27.8%, to $110.8 million as of October 29, 2016, compared to $153.4 million as of October 31, 2015, due to lower tax reserves and lower deferred rent.

The Company has arrangements with third-party manufacturers to produce certain NOOK® products. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments are generally made far in advance of finished product delivery. Based on current purchase commitments and product development plans, the Company did not record any provision for purchase commitments. Future charges may be required based on changes in forecasted sales or strategic direction.

EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95.7 million in total credits as a result of the settlement, which is funded by Apple. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company recorded estimated redemptions of $56.5 million during fiscal 2016 as a receivable from Apple settlement fund and a liability to its customers with a deadline of June 2017 for the activation of all credits. As of October 29, 2016, the Company’s customers had activated $50.6 million in credits, of which $39.8 million were redeemed. Total receivables from the Apple settlement fund were $7.6 million as of October 29, 2016.

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

On May 17, 2016, NOOK Digital and Samsung amended the Agreement, pursuant to which NOOK Digital agreed to a minimum purchase commitment during the first 12 months after launch of any co-branded NOOK® tablet device of total devices with a total retail value equal to $10.0 million. The amended minimum purchase commitment replaces all prior purchase commitments contained in the Agreement by NOOK Digital and Samsung.

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

Business Overview

In recent years, Barnes & Noble has experienced declining sales trends due to lower comparable store sales, decreased online and digital sales, and store closures. The Company also experienced expense deleverage as a result of the declining sales trends. To combat these trends, the Company has implemented a number of merchandising initiatives to improve traffic and conversion. These initiatives include increasing the size and scope of its in-store events, which now include nationwide campaigns, such as Get Pop-Cultured and Maker Faire that increase traffic and sales and further reinforce Barnes & Noble as a community center. The Company is also improving the navigation and discovery of titles that takes place in its stores to make books easier to find amongst its vast selection, which it believes will improve performance.

Since launching its new website in June 2015, the Company has implemented a number of website fixes to address post-launch issues that reduced website traffic and conversion, as well as to improve the overall user experience. BN.com is an important component of the Company’s omni-channel strategy, and it believes that in the long term, the new platform will enable it to be more competitive in the marketplace.

Through its omni-channel offering, the Company believes that it is well positioned to improve results and is focused on executing four key objectives to achieve success, including: significantly reducing NOOK losses; growing online and bookstore sales; reducing B&N Retail’s cost structure; and growing its Membership program.

The Company has taken a number of actions that will help further reduce NOOK losses, including the exit of its Apps and Video businesses, as well as the exit of the U.K. eBook market. Additionally, the Company outsourced certain NOOK functions, including cloud management and development support for NOOK® software, which enabled it to close its Santa Clara, CA and Taipei offices. The Company continues to bring new co-branded devices to market through its partnership with Samsung.

To grow online and bookstore sales, the Company will utilize the strong Barnes & Noble brand and retail footprint to attract customers to its omni-channel offerings. The Company has created individual bookstore social media accounts, which enable its booksellers to communicate directly with customers at the local level to inform them of all the great events and merchandise available at their local Barnes & Noble stores. The Company is also focused on increasing traffic through store events, and conversion through improved navigation and discovery throughout the store, including a customer friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

To reduce B&N Retail’s cost structure, the Company plans to increase productivity, streamline back office operations and eliminate non-productive spend.

The Company’s Membership program provides the Company with valuable data and insights into its customer base, enabling the Company to have deeper relationships and more meaningful communications with its Members. The Company plans to leverage its unique assets to increase the appeal of the program and the loyalty of its Members.

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 26 weeks ended October 29, 2016 compared with the 13 and 26 weeks ended October 31, 2015.

Sales

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Total	October 31, 2015	% of Total	October 29, 2016	% of Total	October 31, 2015	% of Total
B&N Retail	$830,719	96.8%	$860,705	96.2%	$1,712,432	96.6%	$1,799,703	96.1%
NOOK	35,042	4.1%	43,496	4.9%	76,090	4.3%	97,831	5.2%
Elimination	(7,213)	(0.8)%	(9,547)	(1.1)%	(16,092)	(0.9)%	(24,321)	(1.3)%

Total Sales	$858,548	100.0%	$894,654	100.0%	$1,772,430	100.0%	$1,873,213	100.0%

During the 13 weeks ended October 29, 2016, the Company’s sales decreased $36.1 million, or 4.0%, to $858.5 million from $894.7 million during the 13 weeks ended October 31, 2015. The changes by segment are as follows:

•	B&N Retail sales for the 13 weeks ended October 29, 2016 decreased $30.0 million, or 3.5%, to $830.7 million from $860.7 million during the same period one year ago, and accounted for 96.8% of total Company sales. Comparable store sales decreased $23.7 million, or 3.2%, as compared to the prior year. Closed stores decreased sales by $11.0 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $3.3 million, or 23.1%, versus the prior year on lower coloring book sales. Online sales increased $7.8 million, or 12.5%, versus the prior year period on benefits from the eBook settlement, site improvements and increased promotional activity.

Of the $23.7 million decrease in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, decreased $20.1 million, or 2.8%, as compared to the prior year due primarily to lower traffic. Book categories decreased sales by $14.4 million, or 3.0%, due primarily to declines in Trade book and Bargain sales (primarily coloring books), partially offset by higher Juvenile sales (Harry Potter and the Cursed Child). Non-book core categories decreased sales by $5.7 million, or 2.4%, for the quarter as declines in the Newsstand, DVD and Café businesses were partially mitigated by increases in Toys & Games and Gift products. Comparable sales of NOOK® products at B&N Retail stores decreased $3.6 million, or 31.9%, primarily on lower device unit volume and lower average selling prices.

•	NOOK sales decreased $8.5 million, or 19.4%, to $35.0 million during the 13 weeks ended October 29, 2016 from $43.5 million during the 13 weeks ended October 31, 2015, and accounted for 4.1% of total Company sales. Digital content sales decreased $4.5 million, or 14.1%, compared to prior year on lower unit sales, partially offset by higher average selling prices. Device and accessories sales decreased $4.0 million, or 33.8%, on lower unit sales and lower average selling prices.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $2.3 million, or 24.4%, versus the prior year. NOOK sales, net of elimination, accounted for 3.2% of total Company sales.

During the 13 weeks ended October 29, 2016, B&N Retail had no store openings and no store closings.

During the 26 weeks ended October 29, 2016, the Company’s sales decreased $100.8 million, or 5.4%, to $1.772 billion from $1.873 billion during the 26 weeks ended October 31, 2015. The changes by segment are as follows:

•	B&N Retail sales for the 26 weeks ended October 29, 2016 decreased $87.3 million, or 4.8%, to $1.712 billion from $1.800 billion during the same period one year ago, and accounted for 96.6% of total Company sales. Comparable store sales decreased $72.4 million, or 4.7%, as compared to the prior year. Closed stores decreased sales by $22.0 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $3.2 million, or 14.0%, versus the prior year on lower coloring book sales. Online sales increased $6.8 million, or 5.4%, versus the prior year period on benefits from the eBook settlement, site improvements and increased promotional activity.

Of the $72.4 million decrease in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, decreased $61.5 million, or 4.0%, as compared to the prior year due in large part to lower traffic and the challenging retail environment. Book categories decreased sales by $53.0 million, or 5.1%, on lower sales of Trade and Bargain titles (primarily coloring books), partially offset by higher Juvenile sales (Harry Potter and the Cursed Child). Non-book core categories decreased sales by $8.5 million, or 1.7%, as declines in DVD, Newsstand and Café businesses were partially mitigated by increases in Toys & Games and Gift products. Comparable sales of NOOK® products at B&N Retail stores decreased $10.9 million, or 39.5%, primarily on lower device unit volume.

•	NOOK sales decreased $21.7 million, or 22.2%, to $76.1 million during the 26 weeks ended October 29, 2016 from $97.8 million during the 26 weeks ended October 31, 2015, and accounted for 4.3% of total Company sales. Digital content sales decreased $11.5 million, or 16.7%, compared to prior year on lower unit sales, partially offset by higher average selling prices. Device and accessories sales decreased $10.2 million, or 35.5%, primarily on lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $8.2 million, or 33.8%, versus the prior year. NOOK sales, net of elimination, accounted for 3.4% of total Company sales.

During the 26 weeks ended October 29, 2016, B&N Retail had no store openings and two store closings.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
B&N Retail	$591,784	71.2%	$607,486	70.6%	$1,215,210	71.0%	$1,264,700	70.3%
NOOK	18,602	53.1%	26,929	61.9%	40,398	53.1%	62,950	64.3%
Elimination	(7,213)	(20.6)%	(9,547)	(21.9)%	(16,092)	(21.1)%	(24,321)	(24.9)%

Total Cost of Sales and Occupancy	$603,173	70.3%	$624,868	69.8%	$1,239,516	69.9%	$1,303,329	69.6%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 29, 2016, cost of sales and occupancy decreased $21.7 million, or 3.5%, to $603.2 million from $624.9 million during the 13 weeks ended October 31, 2015. Cost of sales and occupancy increased as a percentage of sales to 70.3% from 69.8% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.2% from 70.6% during the same period one year ago on higher markdowns for promotional activity including Harry Potter and the Cursed Child (90 basis points), occupancy deleverage (40 basis points) and lower eCommerce margins on higher promotional activity to increase site traffic (25 basis points), partially offset by timing of vendor settlements (55 basis points). The remaining variance was comprised of product mix and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 53.1% from 61.9% during the same period one year ago. This decrease was primarily due to sales mix.

During the 26 weeks ended October 29, 2016, cost of sales and occupancy decreased $63.8 million, or 4.9%, to $1.240 billion from $1.303 billion during the 26 weeks ended October 31, 2015. Cost of sales and occupancy increased as a percentage of sales to 69.9% from 69.6% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.0% from 70.3% during the same period one year ago primarily on higher markdowns for promotional activity including Harry Potter and the Cursed Child (75 basis points), occupancy deleverage (50 basis points) and lower eCommerce margins on higher promotional activity to increase site traffic (30 basis points), partially offset by timing of vendor settlements (30 basis points). The remaining variance was attributable to product mix and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 53.1% from 64.3% during the same period one year ago. This decrease was primarily due to sales mix, improved device margins and a favorable channel partner settlement.

Gross Profit

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
B&N Retail	$238,935	28.8%	$253,219	29.4%	$497,222	29.0%	$535,003	29.7%
NOOK	16,440	59.1%	16,567	48.8%	35,692	59.5%	34,881	47.5%

Total Gross Profit	$255,375	29.7%	$269,786	30.2%	$532,914	30.1%	$569,884	30.4%

The Company’s consolidated gross profit decreased $14.4 million, or 5.3%, to $255.4 million during the 13 weeks ended October 29, 2016 from $269.8 million during the 13 weeks ended October 31, 2015. This decrease was due to the matters discussed above.

The Company’s consolidated gross profit decreased $37.0 million, or 6.5%, to $532.9 million during the 26 weeks ended October 29, 2016 from $569.9 million during the 26 weeks ended October 31, 2015. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
B&N Retail	$235,460	28.3%	$252,435	29.3%	$476,152	27.8%	$488,915	27.2%
NOOK	19,186	68.9%	37,846	111.5%	46,385	77.3%	73,496	100.0%

Total Selling and Administrative Expenses	$254,646	29.7%	$290,281	32.4%	$522,537	29.5%	$562,411	30.0%

Selling and administrative expenses decreased $35.6 million, or 12.3%, to $254.6 million during the 13 weeks ended October 29, 2016 from $290.3 million during the 13 weeks ended October 31, 2015. Selling and administrative expenses decreased as a percentage of sales to 29.7% from 32.4% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $17.0 million as compared to prior year, or 100 basis points as a percentage of sales to 28.3% from 29.3% for the quarter. This decrease was primarily due to a prior year separation-related net severance charge of $10.5 million (120 basis points).

Favorable variances to the prior year also include lower website expenses (25 basis points), as the prior year included fixes to stabilize the site and improve traffic and customer experience, and lower pension expense (10 basis points) on the prior year plan termination. The current year includes a severance charge net of reversal of expense relating to equity awards of $3.0 million resulting from the CEO departure (35 basis points) (see Note 18 to Consolidated Financial Statements). Unfavorable variances to the prior year also include increased severance costs (30 basis points) primarily resulting from a cost reduction program, and higher store payroll (10 basis points on store sales) as sales deleverage and wage increases offset productivity gains. The remaining variance was attributable to expense deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $18.7 million as compared to prior year, decreasing as a percentage of sales to 68.9% from 111.5% for the quarter. This decrease was primarily due to continued cost rationalization efforts, including lower compensation and lower severance, as well as lower variable costs on the sales decline.

Selling and administrative expenses decreased $39.9 million, or 7.1%, to $522.5 million during the 26 weeks ended October 29, 2016 from $562.4 million during the 26 weeks ended October 31, 2015. Selling and administrative expenses decreased as a percentage of sales to 29.5% from 30.0% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $12.8 million as compared to prior year, increasing 65 basis points as a percentage of sales to 27.8% from 27.2% for the year.

The current year includes a severance charge net of reversal of expense relating to equity awards of $3.0 million resulting from the CEO departure (20 basis points). Unfavorable variances to the prior year also include increased severance costs (50 basis points) primarily resulting from a cost reduction program, higher store payroll (40 basis points on store sales) as sales deleverage and wage increases offset productivity gains, increased eCommerce advertising costs (25 basis points) to promote site traffic and increased consulting fees related to the cost reduction program (10 basis points). The prior year included a separation-related net severance charge of $10.5 million (60 basis points). Favorable variances to the prior year also include lower pension expense (10 basis points) on the prior year plan termination. The remaining variance was attributable to additional expense deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $27.1 million as compared to the prior year, decreasing as a percentage of sales to 77.3% from 100.0% during the same period a year ago. Current year expenses include severance and transitional costs of $7.2 million related to the outsourcing of certain services and the closure of its California and Taiwan offices. Excluding these costs, the decrease in dollars was primarily attributable to continued cost rationalization efforts, including lower compensation, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
B&N Retail	$24,558	3.0%	$26,446	3.1%	$49,520	2.9%	$51,226	2.8%
NOOK	5,436	19.5%	8,618	25.4%	11,511	19.2%	17,491	23.8%

Total Depreciation and Amortization	$29,994	3.5%	$35,064	3.9%	$61,031	3.4%	$68,717	3.7%

During the 13 weeks ended October 29, 2016, depreciation and amortization decreased $5.1 million, or 14.5%, to $30.0 million from $35.1 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

During the 26 weeks ended October 29, 2016, depreciation and amortization decreased $7.7 million, or 11.2%, to $61.0 million from $68.7 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

Operating Loss

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	% of Sales	October 31, 2015	% of Sales	October 29, 2016	% of Sales	October 31, 2015	% of Sales
B&N Retail	$(21,083)	(2.5)%	$(25,662)	(3.0)%	$(28,450)	(1.7)%	$(5,138)	(0.3)%
NOOK	(8,182)	(29.4)%	(29,897)	(88.1)%	(22,204)	(37.0)%	(56,106)	(76.3)%

Total Operating Loss	$(29,265)	(3.4)%	$(55,559)	(6.2)%	$(50,654)	(2.9)%	$(61,244)	(3.3)%

The Company’s consolidated operating loss decreased $26.3 million, or 47.3%, to an operating loss of $29.3 million during the 13 weeks ended October 29, 2016 from an operating loss of $55.6 million during the 13 weeks ended October 31, 2015. This change was due to the matters discussed above.

The Company’s consolidated operating loss decreased $10.6 million, or 17.3%, to an operating loss of $50.7 million during the 26 weeks ended October 29, 2016 from an operating loss of $61.2 million during the 26 weeks ended October 31, 2015. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	% of Change	October 29, 2016	October 31, 2015	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$1,961	$2,338	(16.1)%	$3,590	$5,257	(31.7)%

Net interest expense and amortization of deferred financing fees decreased $0.4 million, or 16.1%, to $2.0 million during the 13 weeks ended October 29, 2016 from $2.3 million from the same period one year ago. This decrease was primarily due to lower deferred financing costs in conjunction with refinancing of the credit facility in August 2015.

Net interest expense and amortization of deferred financing fees decreased $1.7 million, or 31.7%, to $3.6 million during the 26 weeks ended October 29, 2016 from $5.3 million from the same period one year ago. This decrease was primarily due to lower deferred financing costs in conjunction with refinancing of the credit facility in August 2015.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 29, 2016	Effective Rate	October 31, 2015	Effective Rate	October 29, 2016	Effective Rate	October 31, 2015	Effective Rate
Income Taxes	$(10,817)	34.6%	$(30,694)	53.0%	$(19,419)	35.8%	$(31,547)	47.4%

The Company recorded an income tax benefit of $10.8 million during the 13 weeks ended October 29, 2016 compared with an income tax benefit of $30.7 million during the 13 weeks ended October 31, 2015. The Company’s effective tax rate was 34.6% and 53.0% for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. The income tax benefits for the 13 weeks ended October 29, 2016 and October 31, 2015 differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and the impact of return to provision adjustments and state income taxes, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

The Company recorded an income tax benefit of $19.4 million during the 26 weeks ended October 29, 2016 compared with an income tax benefit of $31.5 million during the 26 weeks ended October 31, 2015. The Company’s effective tax rate was 35.8% and 47.4% for the 26 weeks ended October 29, 2016 and October 31, 2015, respectively. The income tax benefits for the 26 weeks ended October 29, 2016 and October 31, 2015 differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and the impact of return to provision adjustments and state income taxes, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

Net Loss from Continuing Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net Loss from Continuing Operations	$(20,409)	$(27,203)	$(34,825)	$(34,954)

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $20.4 million during the 13 weeks ended October 29, 2016, compared with consolidated net loss from continuing operations of $27.2 million during the 13 weeks ended October 31, 2015.

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $34.8 million during the 26 weeks ended October 29, 2016, compared with consolidated net loss from continuing operations of $35.0 million during the 26 weeks ended October 31, 2015.

Net Loss from Discontinued Operations

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net Loss from Discontinued Operations	$—	$(12,023)	$—	$(39,146)

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been classified as discontinued operations.

Discontinued operations in the 13 weeks ended October 31, 2015 primarily consisted of investment banking fees (as they directly related to the Spin-Off) and separation-related costs.

Discontinued operations in the 26 weeks ended October 31, 2015 primarily consisted of pre-spin B&N Education results, investment banking fees (as they directly related to the Spin-Off) and separation-related costs and excluded corporate allocation adjustments with B&N Retail.

Net Loss

	13 weeks ended		26 weeks ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net Loss Attributable to Barnes & Noble, Inc.	$(20,409)	$(39,226)	$(34,825)	$(74,100)

As a result of the factors discussed above, the Company reported consolidated net loss of $20.4 million during the 13 weeks ended October 29, 2016, compared with consolidated net loss of $39.2 million during the 13 weeks ended October 31, 2015.

As a result of the factors discussed above, the Company reported consolidated net loss of $34.8 million during the 26 weeks ended October 29, 2016, compared with consolidated net loss of $74.1 million during the 26 weeks ended October 31, 2015.

Critical Accounting Policies

During the second quarter of fiscal 2017, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives including but not limited to its new store concept and eCommerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 29, 2016, the Company’s cash and cash equivalents totaled approximately $11.4 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the second quarter of fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the second quarter of fiscal 2017.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $191.4 million in borrowings under its New Credit Facility at October 29, 2016 and $192.0 million borrowings at October 31, 2015. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.2 million in the second quarter of fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.2 million in the second quarter of fiscal 2017.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint. The Court set the following schedule; motion to dismiss brief due on November 30, 2016, opposition brief due January 6, 2017, and reply brief due January 31, 2017. A status hearing is scheduled for March 14, 2017.

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

On July 24, 2015, the Court granted B&N’s post-trial application to invalidate one of the two patents (the ‘501 patent) the jury found to have been infringed. On September 28, 2015, the Court heard post-trial motions on the jury’s infringement and validity determinations, and on February 24, 2016, it issued a decision upholding the jury’s determination of infringement and validity with respect to the ‘703 patent. Since the original damages award was a total award for infringement of both patents, the Court held a new trial to determine damages for infringement of the ‘703 patent, which trial concluded on July 15, 2016. In a post-trial brief, Adrea asked the Court to award damages of $1.1 million for infringement of the ‘703 patent alone (calculated by applying a 20.2 cent per unit royalty rate to accused sales for the period November 2009, when the ‘703 patent first issued, through June 30, 2014), and requested enhanced damages. B&N responded to Adrea’s damages claims, asking the Court to award damages of $0.1 million for infringement of the ‘703 patent (calculated by applying a 0.2 cent per unit royalty rate to accused sales for the period November 2009 through the date of the first trial verdict, October 22, 2014), and further responded that no enhanced damages were available as a matter of law. Adrea filed its replies to B&N’s submissions on September 8, 2016.

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015 (Case No.: 160503426), alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania (Case No.: 16-4034). Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas (Case No.: 161003213), where it is currently pending. The re-filed complaint alleges only claims of unpaid overtime under Pennsylvania law and alleges class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2016 – August 27, 2016	258,691	$12.46	247,200	$10,462,257
August 28, 2016 – October 1, 2016	338,793	$11.31	335,500	$6,668,167
October 2, 2016 – October 29, 2016	298,919	$10.75	295,495	$3,493,830

Total	896,403	$11.45	878,195

(a)	The shares on this table above include 878,195 shares repurchased under the Company’s stock repurchase program, as well as 18,208 shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock and restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock and restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program for the purchase of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company had remaining capacity of approximately $3.5 million under this program as of October 29, 2016. As of October 29, 2016, the Company has repurchased 39,741,262 shares at a cost of approximately $1.08 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

November 22, 2016

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