Form 10-Q
period 2017-01-28
BARNES & NOBLE INC
filed 2017-03-02
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2017

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

As of February 28, 2017, 72,468,178 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 76,706 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 28, 2017

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Sales	$1,300,908	1,413,947	$3,073,338	3,287,160
Cost of sales and occupancy	864,107	922,292	2,103,623	2,225,621

Gross profit	436,801	491,655	969,715	1,061,539

Selling and administrative expenses	278,962	322,652	801,499	885,063
Depreciation and amortization	29,052	35,147	90,083	103,864

Operating income	128,787	133,856	78,133	72,612
Interest expense, net and amortization of deferred financing fees	2,076	1,976	5,666	7,233

Income before taxes	126,711	131,880	72,467	65,379
Income taxes	56,435	51,618	37,016	20,071

Net income from continuing operations	$70,276	80,262	$35,451	45,308
Net loss from discontinued operations	—	—	—	(39,146)

Net income	$70,276	80,262	$35,451	6,162

Basic income (loss) per common share:
Income from continuing operations	$0.97	1.04	$0.48	0.48
Loss from discontinued operations	—	—	—	(0.54)

Basic income (loss) per common share	$0.97	1.04	$0.48	(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.96	1.04	$0.48	0.48
Loss from discontinued operations	—	—	—	(0.54)

Diluted income (loss) per common share	$0.96	1.04	$0.48	(0.06)

Weighted average common shares outstanding:
Basic	71,581	74,856	72,232	71,987
Diluted	71,714	74,924	72,387	72,124

Dividends declared per common share	$0.15	0.15	$0.45	0.45

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net income	$70,276	80,262	$35,451	6,162
Other comprehensive income, net of tax:
Decrease in postretirement plan liability (net of tax expense of $30)	—	—	47	—

Total comprehensive income	$70,276	80,262	$35,498	6,162

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 28, 2017	January 30, 2016	April 30, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,628	63,557	13,838
Receivables, net	70,434	69,364	124,917
Merchandise inventories, net	1,010,343	1,043,930	933,723
Prepaid expenses and other current assets	62,164	66,674	105,912

Total current assets	1,154,569	1,243,525	1,178,390

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,060,416	1,047,357	1,058,452
Fixtures and equipment	1,597,435	1,571,457	1,560,005

	2,660,392	2,621,355	2,620,998
Less accumulated depreciation and amortization	2,378,925	2,314,176	2,322,418

Net property and equipment	281,467	307,179	298,580

Goodwill	211,276	215,197	211,276
Intangible assets, net	310,369	311,066	310,904
Other non-current assets	11,275	11,637	13,632

Total assets	$1,968,956	2,088,604	2,012,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,751	576,958	480,574
Accrued liabilities	319,145	334,314	360,194
Gift card liabilities	384,830	384,915	353,103

Total current liabilities	1,204,726	1,296,187	1,193,871

Long-term debt	18,200	—	47,200
Deferred taxes	54,290	16,289	54,017
Other long-term liabilities	105,212	138,668	114,184

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 111,648, 110,740 and 111,228 shares issued, respectively	112	111	112
Additional paid-in capital	1,743,562	1,734,898	1,738,034
Accumulated other comprehensive income (loss)	198	(16,533)	151
Retained earnings	(22,045)	17,629	(24,349)
Treasury stock, at cost, 40,093, 36,797 and 37,941 shares, respectively	(1,135,299)	(1,098,645)	(1,110,438)

Total shareholders’ equity	586,528	637,460	603,510

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$1,968,956	2,088,604	2,012,782

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 28, 2017

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 30, 2016	$112	1,738,034	151	(24,349)	(1,110,438)	$603,510

Net income	—	—	—	35,451	—	35,451
Postretirement plan liability, net of tax	—	—	47	—	—	47
Exercise of 31 common stock options	—	312	—	—	—	312
Stock options and restricted stock tax expense	—	(318)	—	—	—	(318)
Stock-based compensation expense	—	5,534	—	—	—	5,534
Cash dividends declared	—	—	—	(33,005)	—	(33,005)
Accrued dividends for long-term incentive awards	—	—	—	(142)	—	(142)
Purchase of treasury stock related to stock-based compensation, 132 shares	—	—	—	—	(1,580)	(1,580)
Treasury stock repurchase plan, 2,020 shares	—	—	—	—	(23,281)	(23,281)

Balance at January 28, 2017	$112	1,743,562	198	(22,045)	(1,135,299)	$586,528

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income	$35,451	6,162
Net loss from discontinued operations	—	(39,146)

Net income from continuing operations	$35,451	45,308

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	91,545	106,657
Stock-based compensation expense	5,534	10,943
Impairment charges	93	3,922
Loss on disposal of property and equipment	1,179	1,220
Net decrease in other long-term liabilities	(8,895)	(23,541)
Net decrease (increase) in other non-current assets	1,327	(902)
Changes in operating assets and liabilities, net	32,189	101,543

Net cash flows provided by operating activities	158,423	245,150

Cash flows from investing activities:
Purchases of property and equipment	(73,665)	(69,785)

Net cash flows used in investing activities	(73,665)	(69,785)

Cash flows from financing activities:
Proceeds from credit facility	897,878	659,400
Payments on credit facility	(926,878)	(659,400)
Cash dividends paid	(32,955)	(34,811)
Treasury stock repurchase plan	(23,281)	(16,489)
Purchase of treasury stock related to stock-based compensation	(1,580)	(2,440)
Payment of new credit facility related fees	(474)	(5,701)
Proceeds from exercise of common stock options	312	1,302
Excess tax benefit from stock-based compensation	88	1,768
Cash dividends paid for long-term incentive awards	(78)	—
Cash settlement of equity award	—	(8,022)
Cash dividends paid to preferred shareholders	—	(3,941)
Inducement fee paid upon conversion of Series J preferred stock	—	(3,657)

Net cash flows used in financing activities	(86,968)	(71,991)

Cash flows from discontinued operations:
Operating cash flows	—	(86,384)
Investing cash flows	—	(11,764)
Financing cash flows (including cash at date of Spin-Off)	—	(16,029)

Net cash flows used in discontinued operations	—	(114,177)

Net decrease in cash and cash equivalents	(2,210)	(10,803)
Cash and cash equivalents at beginning of period	13,838	74,360

Cash and cash equivalents at end of period	$11,628	$63,557

Changes in operating assets and liabilities, net:
Receivables, net	$54,483	$(9,099)
Merchandise inventories, net	(76,620)	(48,192)
Prepaid expenses and other current assets	43,718	27,291
Accounts payable, accrued liabilities and gift card liabilities	10,608	131,543

Changes in operating assets and liabilities, net	$32,189	$101,543

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	39 weeks ended
	January 28, 2017	January 30, 2016
Supplemental cash flow information

Cash paid during the period for:
Interest	$4,125	11,105
Income taxes (net of refunds)	$(18,027)	7,724

Non-cash financing activity:
Accrued dividends for long-term incentive awards	$514	326
Cash dividends accrued	$50	—
Dividends to preferred stockholders paid in shares	$—	1,783
Issuance of common stock upon conversion of Series J preferred stock	$—	200,262

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 28, 2017 and January 30, 2016

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 28, 2017 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 30, 2016 (fiscal 2016).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 28, 2017 are not indicative of the results expected for the 52 weeks ending April 29, 2017 (fiscal 2017).

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

Discontinued operations in the 39 weeks ended January 30, 2016 primarily consisted of pre-spin B&N Education results, investment banking fees (as they directly related to the Spin-Off), separation-related costs and excluded corporate allocation adjustments with B&N Retail.

The following unaudited financial information presents the discontinued operations for the 39 weeks ended January 30, 2016:

39 weeks ended
January 30, 2016
Sales	$238,983
Cost of sales and occupancy	186,697

Gross profit	52,286

Selling and administrative expenses	94,933
Depreciation and amortization	13,100

Operating loss from discontinued operations	(55,747)
Interest expense, net and amortization of deferred financing fees	3

Loss before taxes from discontinued operations	(55,750)
Income taxes	(16,604)

Net loss from discontinued operations	$(39,146)

4.	EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95,707 in total credits as a result of the settlement, which is funded by Apple. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company estimated total activations of $59,251 through June 2017, which are recorded as a liability to customers to the extent they have not yet been activated and as a receivable from the Apple settlement fund to the extent they have not yet been reimbursed. As of January 28, 2017, the Company’s customers had activated $56,024 in credits, of which $48,220 were redeemed. Total receivables from the Apple settlement fund were $5,064 as of January 28, 2017.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of January 28, 2017, January 30, 2016 and April 30, 2016 was $279, $283 and $160, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

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

8.	Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $14,696 and $24,158 during the 39 weeks ended January 28, 2017 and January 30, 2016, respectively. Amortization of previously capitalized amounts was $5,403 and $7,584 during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, and $18,152 and $22,826 during the 39 weeks ended January 28, 2017 and January 30, 2016, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 132,686, 68,153, 155,113 and 137,466 for the 13 weeks ended January 28, 2017 and January 30, 2016, and the 39 weeks ended January 28, 2017 and January 30, 2016, respectively, and accretion/payments of dividends on preferred shares were also excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Numerator for basic income (loss) per share:
Net income from continuing operations	$70,276	80,262	$35,451	45,308
Inducement fee paid upon conversion of Series J preferred stock	—	—	—	(3,657)
Preferred stock dividends paid in shares	—	—	—	(1,783)
Accretion of dividends on preferred stock	—	—	—	(4,204)
Less allocation of dividends to participating securities	(168)	(307)	(559)	(999)
Less allocation of undistributed earnings to participating securities	(948)	(1,871)	(42)	—

Net income from continuing operations available to common shareholders	$69,160	78,084	$34,850	34,665
Net loss from discontinued operations available to common shareholders	—	—	—	(39,146)

Net income (loss) available to common shareholders	$69,160	78,084	$34,850	(4,481)

Numerator for diluted income (loss) per share:
Net income from continuing operations available to common shareholders	$69,160	78,084	$34,850	34,665
Accretion of dividends on preferred stock(a)	—	—	—	—
Allocation of undistributed earnings to participating securities	948	1,871	42	—
Less diluted allocation of undistributed earnings to participating securities	(946)	(1,869)	(42)	—

Net income from continuing operations available to common shareholders	$69,162	78,086	$34,850	34,665
Net loss from discontinued operations available to common shareholders	—	—	—	(39,146)

Net income (loss) available to common shareholders	$69,162	78,086	$34,850	(4,481)

Denominator for basic income (loss) per share:
Basic weighted average common shares	71,581	74,856	72,232	71,987

Denominator for diluted income (loss) per share:
Basic weighted average common shares	71,581	74,856	72,232	71,987
Average dilutive options	68	68	77	136
Average dilutive non-participating securities	65	—	78	1

Diluted weighted average common shares	71,714	74,924	72,387	72,124

Basic income (loss) per common share:
Income from continuing operations	$0.97	1.04	$0.48	0.48
Loss from discontinued operations	—	—	—	(0.54)

Basic income (loss) per common share	$0.97	1.04	$0.48	(0.06)

Diluted income (loss) per common share:
Income from continuing operations	$0.96	1.04	$0.48	0.48
Loss from discontinued operations	—	—	—	(0.54)

Diluted income (loss) per common share	$0.96	1.04	$0.48	(0.06)

(a)	Although the Company was in a net income position during the 39 weeks ended January 30, 2016, the dilutive effect of the Company’s convertible preferred shares were excluded from the calculation of income per share using the two-class method because the effect would be antidilutive.

10.	Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 634 bookstores as of January 28, 2017, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
B&N Retail	$1,276,039	1,378,887	$2,988,471	3,178,590
NOOK	38,434	51,737	114,524	149,568
Elimination (a)	(13,565)	(16,677)	(29,657)	(40,998)

Total	$1,300,908	1,413,947	$3,073,338	3,287,160

Sales by Product Line	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Media (b)	66%	67%	69%	70%
Digital (c)	3%	4%	3%	5%
Other (d)	31%	29%	28%	25%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
B&N Retail	$25,236	26,853	$74,756	78,079
NOOK	3,816	8,294	15,327	25,785

Total	$29,052	35,147	$90,083	103,864

Operating Income (Loss)	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
B&N Retail	$134,991	153,304	$106,541	148,166
NOOK	(6,204)	(19,448)	(28,408)	(75,554)

Total	$128,787	133,856	$78,133	72,612

Capital Expenditures	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
B&N Retail	$19,615	15,507	$68,822	60,051
NOOK	2,313	3,558	4,843	9,734

Total	$21,928	19,065	$73,665	69,785

Total Assets (e)	As of January 28, 2017	As of January 30, 2016
B&N Retail	$1,924,220	2,013,282
NOOK	44,736	75,322

Total	$1,968,956	2,088,604

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes Toys & Games, café products, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

A reconciliation of operating income from reportable segments to income from continuing operations before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Reportable segments operating income	$128,787	133,856	$78,133	72,612
Interest expense, net and amortization of deferred financing costs	2,076	1,976	5,666	7,233

Consolidated income before taxes	$126,711	131,880	$72,467	65,379

11.	Intangible Assets and Goodwill

		As of January 28, 2017
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,895)	$815
Distribution contracts	10	8,325	(8,127)	198
Other	3-10	6,418	(6,356)	62

		$25,453	(24,378)	$1,075

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of January 28, 2017	$310,369

		As of January 30, 2016
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,487)	$1,223
Distribution contracts	10	8,325	(7,831)	494
Other	3-10	6,350	(6,295)	55

		$25,385	(23,613)	$1,772

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of January 30, 2016	$311,066

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 39 weeks ended January 28, 2017	$577
For the 39 weeks ended January 30, 2016	$825

Estimated Amortization Expense
(12 months ending on or about April 30)
2017	$770
2018	$558
2019	$324

The carrying amount of goodwill was $211,276 and $215,197 as of January 28, 2017 and January 30, 2016, respectively.

12.	Gift Cards

The Company sells gift cards, which can be used in its stores, on www.barnesandnoble.com, on NOOK® devices and at B&N Education stores. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Gift cards redeemed at B&N Education are funded by the gift card liability at the Company. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in revenue on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $20,805 and $13,522 during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, and $30,561 and $24,110 during the 39 weeks ended January 28, 2017 and January 30, 2016, respectively. The Company had gift card liabilities of $384,830 and $384,915 as of January 28, 2017 and January 30, 2016, respectively. Gift card breakage increased over last year as redemptions continue to run lower than historical patterns.

13.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, long-term insurance liabilities and asset retirement obligations. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses and long-term deferred revenues. The Company had the following other long-term liabilities at January 28, 2017, January 30, 2016 and April 30, 2016:

	January 28, 2017	January 30, 2016	April 30, 2016
Deferred rent	$62,394	74,835	70,006
Tax liabilities and reserves	9,157	32,601	13,758
Insurance liabilities	14,998	15,689	15,219
Asset retirement obligations	13,381	12,171	11,268
Other	5,282	3,372	3,933

Total other long-term liabilities	$105,212	138,668	114,184

14.	Income Taxes

The Company recorded an income tax provision of $56,435 on a pre-tax income of $126,711 during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 44.5%. The Company recorded an income tax provision of $51,618 on pre-tax income of $131,880 during the 13 weeks ended January 30, 2016, which represented an effective income tax rate of 39.1%. The Company’s effective tax rate for the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, the impact of return to provision adjustments and state tax provision, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

The Company recorded an income tax provision of $37,016 on a pre-tax income of $72,467 during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 51.1%. The Company recorded an income tax provision of $20,071 on pre-tax income of $65,379 during the 39 weeks ended January 30, 2016, which represented an effective income tax rate of 30.7%. The Company’s effective tax rate for the 39 weeks ended January 28, 2017 and January 30, 2016, respectively, differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, the impact of return to provision adjustments and state tax provision, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at January 28, 2017 could decrease by approximately $5,808 within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

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

The Company wrote off $460 of deferred financing fees related to the Prior Credit Facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3,542 were deferred and are being amortized over the five-year term of the New Credit Facility. The Company also incurred $5,701 of fees to secure the New Credit Facility, which are being amortized over the five-year term accordingly. During the second quarter of fiscal 2017, the Company incurred $474 of fees to secure the FILO Credit Facility, which are being amortized over the same term as the New Credit Facility.

The Company had $18,200 and $0 of outstanding debt under the New Credit Facility as of January 28, 2017 and January 30, 2016, respectively. The Company had $38,895 and $47,895 of outstanding letters of credit under its New Credit Facility as of January 28, 2017 and January 30, 2016, respectively.

17.	Stock-Based Compensation

For the 13 and 39 weeks ended January 28, 2017 and January 30, 2016, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Restricted Stock Expense	$210	210	$700	600
Restricted Stock Units Expense	2,004	2,573	4,114	9,487
Performance-Based Stock Unit Expense	158	189	720	439
Stock Option Expense	—	27	—	417

Stock-Based Compensation Expense	$2,372	2,999	$5,534	10,943

18.	CEO Departure

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

The cash payment in connection with the Release Agreement totaled $4,826. The Company has previously recognized $1,933 in expense relating to the equity awards granted to Mr. Boire during his employment. Taking into account the reversal of those expenses, the Company recorded a net charge related to the cash payment to Mr. Boire in connection with the Release Agreement of $2,892 within selling and administrative expenses during the second quarter of fiscal 2017.

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

Pension expense was $(174) and $1,247 for the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, and $276 and $3,930 for the 39 weeks ended January 28, 2017 and January 30, 2016, respectively. There were no pension liabilities recorded at January 28, 2017. Pension liabilities were $13,047 at January 30, 2016 and recorded within accrued liabilities.

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,621 and $3,058 for the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, and $8,782 and $9,231 for the 39 weeks ended January 28, 2017 and January 30, 2016, respectively.

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

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the 13 and 39 weeks ended January 28, 2017, the Company repurchased 311,020 shares at a cost of $3,493 and 2,019,798 shares at a cost of $23,282, respectively, under this plan. The Company has remaining capacity of $1 under this program as of January 28, 2017. As of January 28, 2017, the Company has repurchased 40,092,951 shares at a cost of approximately $1,085,300 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint, and that motion has been fully briefed and is awaiting decision. A status hearing is scheduled for March 14, 2017.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc., Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). The Court has not yet scheduled any further hearings or deadlines.

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

On December 28, 2016, the Court issued its decision on the issue of damages, finding that (a) Adrea should be entitled to a damages award of $267, based on a reasonable royalty rate of 5.1 cents per unit, and (ii) Adrea was not entitled to any enhancement of damages, as B&N’s infringement was not willful. Following letter briefing, in which Adrea asked the Court to award prejudgment interest of approximately $90, the Court, following B&N’s reasoning, added $3 in prejudgment interest to its damages award, and on January 12, 2017 entered judgment in favor of Adrea the total amount of $270. Adrea subsequently moved the Court for supplemental damages relating to any allegedly infringing products B&N may have sold that were not taken into account in the first verdict. In addition, Adrea asked the Clerk of the Court to tax costs against B&N in the amount of $110. B&N is opposing both requests, and the briefing on those applications is ongoing. In the meantime, the time to appeal the Court’s judgment is tolled, pending the determination of Adrea’s motion for supplemental damages.

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

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. Since the commencement of the action, six former Café Managers have filed consent forms to join the action as plaintiffs.

24.	Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this standard do not include new disclosure requirements; however, existing disclosure requirements might be applicable. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The majority of the Company’s merchandise inventories are valued using the retail inventory method, which is outside the scope of ASU 2015-11. The remaining inventory of the Company’s merchandise inventories are valued at the lower of cost or market using the average cost method, and the Company is evaluating the effect of this update on these inventory values. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

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

Discontinued operations in the 39 weeks ended January 30, 2016 primarily consisted of pre-spin B&N Education results, investment banking fees (as they directly related to the Spin-Off), separation-related costs and excluded corporate allocation adjustments with B&N Retail.

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

The Company wrote off $0.5 million of deferred financing fees related to the Prior Credit Facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3.5 million were deferred and are being amortized over the five-year term of the New Credit Facility. The Company also incurred $5.7 million of fees to secure the New Credit Facility, which are being amortized over the five-year term accordingly. During the second quarter of fiscal 2017, the Company incurred $0.5 million of fees to secure the FILO Credit Facility, which are being amortized over the same term as the New Credit Facility.

The Company had $18.2 million of outstanding debt and no outstanding debt under the New Credit Facility as of January 28, 2017 and January 30, 2016, respectively. The Company had $38.9 million and $47.9 million of outstanding letters of credit under its New Credit Facility as of January 28, 2017 and January 30, 2016, respectively.

Cash Flows

The Company’s cash and cash equivalents were $11.6 million as of January 28, 2017, compared with $63.6 million as of January 30, 2016. The decrease in cash and cash equivalents of $51.9 million versus the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities for the 39 weeks ended January 28, 2017 were $158.4 million, as compared to net cash flows provided by operating activities of $245.2 million for the 39 weeks ended January 30, 2016. The unfavorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities for the 39 weeks ended January 28, 2017 were $73.7 million, as compared to net cash flows used in investing activities of $69.8 million for the 39 weeks ended January 30, 2016. The Company’s current year investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives, new store construction and enhancements to systems and the website.

Net cash flows used in financing activities for the 39 weeks ended January 28, 2017 were $87.0 million, as compared to net cash flows used in financing activities of $72.0 million for the 39 weeks ended January 30, 2016. The Company’s financing activities during the 39 weeks ended January 28, 2017 consisted primarily of net payments on the credit facility, common dividends and share repurchases. Financing activities during the 39 weeks ended January 30, 2016 consisted primarily of common and preferred dividends, fees incurred to enter into the New Credit Facility, share repurchases and other financing activities.

Since July 2015, the Company has returned $129.0 million in cash to its shareholders through share repurchases and dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net increased $1.1 million, or 1.5%, to $70.4 million as of January 28, 2017, compared to $69.4 million as of January 30, 2016, as outstanding eBook settlement amounts were partially offset by the lower sales volume.

•	Merchandise inventories, net decreased $33.6 million, or 3.2%, to $1.010 billion as of January 28, 2017, compared to $1.044 billion as of January 30, 2016. Retail inventories decreased $27.3 million, or 2.7%, compared to the prior year. NOOK inventories decreased $6.3 million, or 31.0%, on lower planned sales volume.

•	Prepaid expenses and other current assets decreased $4.5 million, or 6.8%, to $62.2 million as of January 28, 2017, compared to $66.7 million as of January 30, 2016 on lower maintenance contracts.

•	Property and equipment, net decreased $25.7 million, or 8.4%, to $281.5 million as of January 28, 2017, compared to $307.2 million as of January 30, 2016, as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $0.7 million, or 0.2%, to $310.4 million as of January 28, 2017, compared to $311.1 million as of January 30, 2016, on additional amortization.

•	Other non-current assets decreased $0.4 million, or 3.1%, to $11.3 million as of January 28, 2017, compared to $11.6 million as of January 30, 2016.

•	Accounts payable decreased $76.2 million, or 13.2%, to $500.8 million as of January 28, 2017, compared to $577.0 million as of January 30, 2016. Accounts payable represented 49.6% and 55.3% of merchandise inventories as of January 28, 2017 and January 30, 2016, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $15.2 million, or 4.5%, to $319.1 million as of January 28, 2017, compared to $334.3 million as of January 30, 2016. Accrued liabilities include the eBook settlement, accrued taxes, deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities decreased $0.1 million, or 0.0%, to $384.8 million as of January 28, 2017, compared to $384.9 million as of January 30, 2016. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $20.8 million and $13.5 million during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively, and $30.6 million and $24.1 million during the 39 weeks ended January 28, 2017 and January 30, 2016, respectively. Gift card breakage increased over last year as redemptions continue to run lower than historical patterns. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Deferred taxes increased $38.0 million, or 233.3%, to $54.3 million as of January 28, 2017, compared to $16.3 million as of January 30, 2016.

•	Other long-term liabilities decreased $33.5 million, or 24.1%, to $105.2 million as of January 28, 2017, compared to $138.7 million as of January 30, 2016, due to lower tax reserves and lower deferred rent.

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

EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95.7 million in total credits as a result of the settlement, which is funded by Apple. If a customer’s credit is not used to make a purchase within one year, the entire credit will expire. The Company estimated total activations of $59.3 million through June 2017, which are recorded as a liability to its customers to the extent they have not yet been activated and as a receivable from Apple settlement fund to the extent they have not yet been reimbursed. As of January 28, 2017, the Company’s customers had activated $56.0 million in credits, of which $48.2 million were redeemed. Total receivables from the Apple settlement fund were $5.1 million as of January 28, 2017.

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

Business Overview

In recent years, Barnes & Noble has experienced declining sales trends due to lower comparable store sales, decreased online and digital sales, and store closures. The Company also experienced expense deleverage as a result of the declining sales trends. To combat these trends, the Company has implemented a number of merchandising initiatives to improve traffic and conversion. These initiatives include increasing the size and scope of its in-store events, including nationwide campaigns, such as Get Pop-Cultured and Maker Faire that increase traffic and sales and further reinforce Barnes & Noble as a community center. The Company is also improving the navigation and discovery of titles that takes place in its stores to make books easier to find amongst its vast selection, which it believes will improve performance.

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

The Company has taken a number of actions that will help further reduce NOOK losses, including the exit of its Apps and Video businesses, as well as the exit of the U.K. eBook market. Additionally, the Company outsourced certain NOOK functions, including cloud management and development support for NOOK® software, which enabled it to close its Santa Clara, CA and Taipei offices. The Company continues to bring new devices to market, including the new NOOK Tablet 7”, along with co-branded devices through its partnership with Samsung.

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

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 39 weeks ended January 28, 2017 compared with the 13 and 39 weeks ended January 30, 2016.

Sales

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Total	January 30, 2016	% of Total	January 28, 2017	% of Total	January 30, 2016	% of Total
B&N Retail	$1,276,039	98.1%	$1,378,887	97.5%	$2,988,471	97.2%	$3,178,590	96.7%
NOOK	38,434	3.0%	51,737	3.7%	114,524	3.7%	149,568	4.6%
Elimination	(13,565)	(1.0)%	(16,677)	(1.2)%	(29,657)	(1.0)%	(40,998)	(1.2)%

Total Sales	$1,300,908	100.0%	$1,413,947	100.0%	$3,073,338	100.0%	$3,287,160	100.0%

During the 13 weeks ended January 28, 2017, the Company’s sales decreased $113.0 million, or 8.0%, to $1.301 billion from $1.414 billion during the 13 weeks ended January 30, 2016. The changes by segment are as follows:

•	B&N Retail sales for the 13 weeks ended January 28, 2017 decreased $102.8 million, or 7.5%, to $1.276 billion from $1.379 billion during the same period one year ago, and accounted for 98.1% of total Company sales. Comparable store sales decreased $97.5 million, or 8.3%, as compared to the prior year. Closed stores decreased sales by $15.8 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $4.0 million, or 31.3%, versus the prior year on lower coloring book sales. New stores increased sales by $4.0 million during the quarter. Online sales increased $2.5 million, or 2.2%, versus the prior year period on benefits from the eBook settlement, site improvements and increased promotional activity. Gift card breakage also increased $7.3 million as redemptions continue to run lower than historical patterns.

Of the $97.5 million decrease in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, decreased $91.0 million, or 7.8%, as compared to the prior year due primarily to lower traffic, as well as the decline in coloring books and artist supplies, the comparison to last year’s best-selling album by Adele and the continued challenging retail environment. Book categories decreased sales by $56.5 million, or 8.0%, while non-book core categories decreased sales by $34.5 million, or 7.7%, for the quarter. Comparable sales of NOOK® products at B&N Retail stores decreased $6.5 million, or 32.8%, primarily on lower average selling prices and lower device unit volume.

•	NOOK sales decreased $13.3 million, or 25.7%, to $38.4 million during the 13 weeks ended January 28, 2017 from $51.7 million during the 13 weeks ended January 30, 2016, and accounted for 3.0% of total Company sales. Device and accessories sales decreased $6.9 million, or 33.1%, primarily on lower average selling prices. Digital content sales decreased $6.4 million, or 20.8%, compared to prior year on lower unit sales, partially offset by higher average selling prices. Current year content volume benefited from the eBook settlement.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $3.1 million, or 18.7%, versus the prior year. NOOK sales, net of elimination, accounted for 1.9% of total Company sales.

During the 13 weeks ended January 28, 2017, B&N Retail had three store openings and seven store closings.

During the 39 weeks ended January 28, 2017, the Company’s sales decreased $213.8 million, or 6.5%, to $3.073 billion from $3.287 billion during the 39 weeks ended January 30, 2016. The changes by segment are as follows:

•	B&N Retail sales for the 39 weeks ended January 28, 2017 decreased $190.1 million, or 6.0%, to $2.988 billion from $3.179 billion during the same period one year ago, and accounted for 97.2% of total Company sales. Comparable store sales decreased $169.8 million, or 6.2%, as compared to the prior year. Closed stores decreased sales by $37.8 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $7.2 million, or 20.2%, versus the prior year on lower coloring book sales. New stores increased sales by $4.0 million. Online sales increased $9.1 million, or 3.8%, versus the prior year period on benefits from the eBook settlement, site improvements and increased promotional activity. Gift card breakage increased $6.5 million as redemptions continue to run lower than historical patterns.

Of the $169.8 million decrease in comparable store sales, core comparable store sales, which exclude sales of NOOK® products, decreased $152.4 million, or 5.7%, as compared to the prior year due in large part to lower traffic, comparisons to last year’s coloring book and artist supplies phenomenon, and the challenging retail environment. Book categories decreased sales by $109.5 million, or 6.3%, while non-book core categories decreased sales by $42.9 million, or 4.6%. Comparable sales of NOOK® products at B&N Retail stores decreased $17.4 million, or 36.7%, primarily on lower device unit volume and lower average selling prices.

•	NOOK sales decreased $35.0 million, or 23.4%, to $114.5 million during the 39 weeks ended January 28, 2017 from $149.6 million during the 39 weeks ended January 30, 2016, and accounted for 3.7% of total Company sales. Digital content sales decreased $17.9 million, or 18.0%, compared to prior year on lower unit sales, partially offset by higher average selling prices. Current year content volume benefited from the eBook settlement. Device and accessories sales decreased $17.1 million, or 34.5%, primarily on lower unit sales and lower average selling prices.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $11.3 million, or 27.7%, versus the prior year. NOOK sales, net of elimination, accounted for 2.8% of total Company sales.

During the 39 weeks ended January 28, 2017, B&N Retail had three store openings and nine store closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
B&N Retail	$853,788	66.9%	$904,292	65.6%	$2,068,998	69.2%	$2,168,992	68.2%
NOOK	23,884	62.1%	34,677	67.0%	64,282	56.1%	97,627	65.3%
Elimination	(13,565)	(35.3)%	(16,677)	(32.2)%	(29,657)	(25.9)%	(40,998)	(27.4)%

Total Cost of Sales and Occupancy	$864,107	66.4%	$922,292	65.2%	$2,103,623	68.4%	$2,225,621	67.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies, depreciation and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 28, 2017, cost of sales and occupancy decreased $58.2 million, or 6.3%, to $864.1 million from $922.3 million during the 13 weeks ended January 30, 2016. Cost of sales and occupancy increased as a percentage of sales to 66.4% from 65.2% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 66.9% from 65.6%, or 130 basis points, during the same period one year ago primarily on higher markdowns (85 basis points) to clear non-returnable merchandise resulting from the holiday sales shortfall, and occupancy deleverage (60 basis points). The remaining variance was comprised of product mix, sales deleverage and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 62.1% from 67.0% during the same period one year ago. This decrease was primarily due to sales mix and improved device margins.

During the 39 weeks ended January 28, 2017, cost of sales and occupancy decreased $122.0 million, or 5.5%, to $2.104 billion from $2.226 billion during the 39 weeks ended January 30, 2016. Cost of sales and occupancy increased as a percentage of sales to 68.4% from 67.7% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 69.2% from 68.2%, or 100 basis points, during the same period one year ago primarily on higher markdowns (80 basis points) from promotional activity, including Harry Potter and the Cursed Child, as well as markdowns to clear non-returnable merchandise resulting from the holiday sales shortfall, occupancy deleverage (55 basis points) and lower eCommerce margins on higher promotional activity to increase site traffic (20 basis points). The remaining variance was attributable to product mix, sales deleverage and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 56.1% from 65.3% during the same period one year ago. This decrease was primarily due to sales mix, improved device margins and the favorable channel partner settlement.

Gross Profit

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
B&N Retail	$422,251	33.1%	$474,595	34.4%	$919,473	30.8%	$1,009,598	31.8%
NOOK	14,550	58.5%	17,060	48.7%	50,242	59.2%	51,941	47.8%

Total Gross Profit	$436,801	33.6%	$491,655	34.8%	$969,715	31.6%	$1,061,539	32.3%

The Company’s consolidated gross profit decreased $54.9 million, or 11.2%, to $436.8 million during the 13 weeks ended January 28, 2017 from $491.7 million during the 13 weeks ended January 30, 2016. This decrease was due to the matters discussed above.

The Company’s consolidated gross profit decreased $91.8 million, or 8.7%, to $969.7 million during the 39 weeks ended January 28, 2017 from $1.062 billion during the 39 weeks ended January 30, 2016. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
B&N Retail	$262,024	20.5%	$294,438	21.4%	$738,176	24.7%	$783,353	24.6%
NOOK	16,938	68.1%	28,214	80.5%	63,323	74.6%	101,710	93.7%

Total Selling and Administrative Expenses	$278,962	21.4%	$322,652	22.8%	$801,499	26.1%	$885,063	26.9%

Selling and administrative expenses decreased $43.7 million, or 13.5%, to $279.0 million during the 13 weeks ended January 28, 2017 from $322.7 million during the 13 weeks ended January 30, 2016. Selling and administrative expenses decreased as a percentage of sales to 21.4% from 22.8% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $32.4 million as compared to prior year, or 80 basis points as a percentage of sales to 20.5% from 21.4% for the quarter. This variance was primarily due to lower holiday advertising (130 basis points), lower website expenses (35 basis points) due to prior year investments to stabilize the site and improve traffic and customer experience, and a prior year impairment charge on a publishing contract of $3.8 million (30 basis points), partially offset by higher store payroll (70 basis points on store sales) on sales deleverage and wage increases, store opening expenses (20 basis points) and higher severance costs (15 basis points). The remaining variance was attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $11.3 million as compared to prior year, decreasing as a percentage of sales to 68.1% from 80.5% for the quarter. The dollar decrease was primarily due to continued cost rationalization efforts, including lower compensation, as well as lower variable costs on the sales decline.

Selling and administrative expenses decreased $83.6 million, or 9.4%, to $801.5 million during the 39 weeks ended January 28, 2017 from $885.1 million during the 39 weeks ended January 30, 2016. Selling and administrative expenses decreased as a percentage of sales to 26.1% from 26.9% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $45.2 million as compared to prior year, increasing 10 basis points as a percentage of sales to 24.7% from 24.6% for the year. Unfavorable variances to the prior year include higher store payroll (55 basis points on store sales) as sales deleverage and wage increases offset productivity gains, higher non-CEO severance costs (35 basis points) primarily resulting from a cost reduction program, increased eCommerce advertising costs (10 basis points) to promote site traffic and a severance charge (net of reversal of expense relating to equity awards) of $3.0 million resulting from the current year CEO departure (10 basis points). Favorable variances to the prior year include lower holiday advertising (55 basis points) and lower pension expense (10 basis points) on the prior year plan termination. The prior year also included a net CEO separation-related severance charge of $10.5 million (35 basis points). The remaining variance was attributable to the general timing of expenses and additional expense deleverage.

•	NOOK selling and administrative expenses decreased $38.4 million as compared to the prior year, decreasing as a percentage of sales to 74.6% from 93.7% during the same period a year ago. Current year expenses include severance and transitional costs of $8.2 million related to the outsourcing of certain services and the closure of its California and Taiwan offices. Excluding these costs, the decrease in dollars was primarily attributable to continued cost rationalization efforts, including lower compensation, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
B&N Retail	$25,236	2.0%	$26,853	1.9%	$74,756	2.5%	$78,079	2.5%
NOOK	3,816	15.3%	8,294	23.7%	15,327	18.1%	25,785	23.7%

Total Depreciation and Amortization	$29,052	2.2%	$35,147	2.5%	$90,083	2.9%	$103,864	3.2%

During the 13 weeks ended January 28, 2017, depreciation and amortization decreased $6.1 million, or 17.3%, to $29.1 million from $35.1 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

During the 39 weeks ended January 28, 2017, depreciation and amortization decreased $13.8 million, or 13.3%, to $90.1 million from $103.9 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	% of Sales	January 30, 2016	% of Sales	January 28, 2017	% of Sales	January 30, 2016	% of Sales
B&N Retail	$134,991	10.6%	$153,304	11.1%	$106,541	3.6%	$148,166	4.7%
NOOK	(6,204)	(24.9)%	(19,448)	(55.5)%	(28,408)	(33.5)%	(75,554)	(69.6)%

Total Operating Income	$128,787	9.9%	$133,856	9.5%	$78,133	2.5%	$72,612	2.2%

The Company’s consolidated operating income decreased $5.1 million, or 3.8%, to an operating income of $128.8 million during the 13 weeks ended January 28, 2017 from an operating income of $133.9 million during the 13 weeks ended January 30, 2016. This change was due to the matters discussed above.

The Company’s consolidated operating income increased $5.5 million, or 7.6%, to an operating income of $78.1 million during the 39 weeks ended January 28, 2017 from an operating income of $72.6 million during the 39 weeks ended January 30, 2016. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	% of Change	January 28, 2017	January 30, 2016	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$2,076	$1,976	5.1%	$5,666	$7,233	(21.7)%

Net interest expense and amortization of deferred financing fees increased $0.1 million, or 5.1%, to $2.1 million during the 13 weeks ended January 28, 2017 from $2.0 million from the same period one year ago.

Net interest expense and amortization of deferred financing fees decreased $1.6 million, or 21.7%, to $5.7 million during the 39 weeks ended January 28, 2017 from $7.2 million from the same period one year ago. This decrease was primarily due to lower deferred financing costs in conjunction with refinancing of the credit facility in August 2015.

Income Taxes

	13 weeks ended				39 weeks ended
Dollars in thousands	January 28, 2017	Effective Rate	January 30, 2016	Effective Rate	January 28, 2017	Effective Rate	January 30, 2016	Effective Rate
Income Taxes	$56,435	44.5%	$51,618	39.1%	$37,016	51.1%	$20,071	30.7%

The Company recorded an income tax provision of $56.4 million during the 13 weeks ended January 28, 2017 compared with an income tax provision of $51.6 million during the 13 weeks ended January 30, 2016. The Company’s effective tax rate was 44.5% and 39.1% for the 13 weeks ended January 28, 2017 and January 30, 2016, respectively. The Company’s effective tax rate for the 13 weeks ended January 28, 2017 and January 30, 2016 differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and the impact of return to provision adjustments and state tax provision, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

The Company recorded an income tax provision of $37.0 million during the 39 weeks ended January 28, 2017 compared with an income tax provision of $20.1 million during the 39 weeks ended January 30, 2016. The Company’s effective tax rate was 51.1% and 30.7% for the 39 weeks ended January 28, 2017 and January 30, 2016, respectively. The Company’s effective tax rate for the 39 weeks ended January 28, 2017 and January 30, 2016 differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and the impact of return to provision adjustments and state tax provision, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

Net Income from Continuing Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net Income from Continuing Operations	$70,276	$80,262	$35,451	$45,308

As a result of the factors discussed above, the Company reported consolidated net income from continuing operations of $70.3 million during the 13 weeks ended January 28, 2017, compared with consolidated net income from continuing operations of $80.3 million during the 13 weeks ended January 30, 2016.

As a result of the factors discussed above, the Company reported consolidated net income from continuing operations of $35.5 million during the 39 weeks ended January 28, 2017, compared with consolidated net income from continuing operations of $45.3 million during the 39 weeks ended January 30, 2016.

Net Loss from Discontinued Operations

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net Loss from Discontinued Operations	$—	$—	$—	$(39,146)

The Company has recognized the separation of B&N Education in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education have been classified as discontinued operations.

Discontinued operations in the 39 weeks ended January 30, 2016 primarily consisted of pre-spin B&N Education results, investment banking fees (as they directly related to the Spin-Off) and separation-related costs, and excluded corporate allocation adjustments with B&N Retail.

Net Income

	13 weeks ended		39 weeks ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net Income	$70,276	$80,262	$35,451	$6,162

As a result of the factors discussed above, the Company reported consolidated net income of $70.3 million during the 13 weeks ended January 28, 2017, compared with consolidated net income of $80.3 million during the 13 weeks ended January 30, 2016.

As a result of the factors discussed above, the Company reported consolidated net income of $35.5 million during the 39 weeks ended January 28, 2017, compared with consolidated net income of $6.2 million during the 39 weeks ended January 30, 2016.

Critical Accounting Policies

During the third quarter of fiscal 2017, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 28, 2017, the Company’s cash and cash equivalents totaled approximately $11.6 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the third quarter of fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the third quarter of fiscal 2017.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $18.2 million in borrowings under its New Credit Facility at January 28, 2017 and no borrowings at January 30, 2016. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.2 million in the third quarter of fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.2 million in the third quarter of fiscal 2017.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint, and that motion has been fully briefed and is awaiting decision. A status hearing is scheduled for March 14, 2017.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc., Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an Answer in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the Answer to the Complaint (referring the latter motion to the lower court for future consideration). The Court has not yet scheduled any further hearings or deadlines.

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

On December 28, 2016, the Court issued its decision on the issue of damages, finding that (a) Adrea should be entitled to a damages award of $0.3 million, based on a reasonable royalty rate of 5.1 cents per unit, and (ii) Adrea was not entitled to any enhancement of damages, as B&N’s infringement was not willful. Following letter briefing, in which Adrea asked the Court to award prejudgment interest of approximately $0.1 million, the Court, following B&N’s reasoning, added $0.0 million in prejudgment interest to its damages award, and on January 12, 2017 entered judgment in favor of Adrea the total amount of $0.3 million. Adrea subsequently moved the Court for supplemental damages relating to any allegedly infringing products B&N may have sold that were not taken into account in the first verdict. In addition, Adrea asked the Clerk of the Court to tax costs against B&N in the amount of $0.1 million. B&N is opposing both requests, and the briefing on those applications is ongoing. In the meantime, the time to appeal the Court’s judgment is tolled, pending the determination of Adrea’s motion for supplemental damages.

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

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. Since the commencement of the action, six former Café Managers have filed consent forms to join the action as plaintiffs.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2016 – November 26, 2016	273,420	$11.03	273,420	$476,968
November 27, 2016 – December 31, 2016	73,530	$12.37	37,600	$666
January 1, 2017 – January 28, 2017	4,739	$11.40	—	$666

Total	351,689	$11.32	311,020

(a)	The shares on this table above include 311,020 shares repurchased under the Company’s stock repurchase program, as well as 40,669 shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a new stock repurchase program for the purchase of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has remaining capacity of $0.0 million under this program as of January 28, 2017. As of January 28, 2017, the Company has repurchased 40,092,951 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

Item 6.	Exhibits

Exhibits filed with this Form 10-Q:

31.1	Certification by the Executive Chairman and Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman and Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer
(principal financial officer)

By:	/s/ PETER M. HERPICH
Peter M. Herpich
Vice President and Corporate Controller
(principal accounting officer)

March 2, 2017

EXHIBIT INDEX

31.1	Certification by the Executive Chairman and Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman and Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document