Form 10-K
period 2017-04-29
BARNES & NOBLE INC
filed 2017-06-22
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $605,779,469 based upon the closing market price of $10.25 per share of Common Stock on the New York Stock Exchange as of October 29, 2016.

As of May 31, 2017, 72,512,722 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 76,706 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 29, 2017 are incorporated by reference into Parts II and IV.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business and the digital business not being able to perform its obligations under the Samsung commercial agreement and the consequences thereof, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives, including, but not limited to, its new store concept and eCommerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” and in Barnes & Noble’s other filings made hereafter from time to time with the Securities and Exchange Commission (SEC).

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

PART I

ITEM 1. BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 provides customers a unique experience across its multi-channel distribution platform. As of April 29, 2017, the Company operates 633 bookstores in 50 states, maintains an eCommerce site, develops digital reading products and operates NOOK, one of the largest digital bookstores. Barnes & Noble is utilizing the strength of its retail footprint in combination with its online and digital businesses to provide an omni-channel experience for its customers, fulfilling its commitment to offer customers any book, anytime, anywhere and in any format.

Barnes & Noble Retail (B&N Retail) operates 633 retail bookstores, primarily under the Barnes & Noble Booksellers® trade name, and includes the Company’s eCommerce site. B&N Retail also includes Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption online, NOOK®2 reading devices, co-branded NOOK® tablets and reading software for iOS, Android and Windows. The Company employed approximately 26,000 employees (11,000 full-time and 15,000 part-time employees) as of April 29, 2017.

The Company’s principal business is the sale of trade books (generally hardcover and paperback titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, NOOK® and related accessories, bargain books, magazines, gifts, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on www.barnesandnoble.com. The Company offers its customers a full suite of textbook options (new, used, digital and rental).

Recently, Barnes & Noble has experienced declining sales trends due primarily to lower store traffic and the challenging retail environment. Despite sales declines, the Company has been able to sustain profit levels on cost reductions.

While the Company believes it has lost share on its recent sales performance, it also sees opportunities in an industry that has become more stable.

To grow sales, the Company will leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast selections and retail footprint to attract customers to its omni-channel offerings. Merchandising initiatives are focused on increasing the number of value offers, improving SKU productivity, improving inventory management processes, testing changes to existing store layouts and remerchandising select business units in stores. The Company believes there is opportunity to increase conversion by improving navigation and discovery throughout the store, including a customer friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

In-store events also drive traffic, reinforcing Barnes & Noble as a community center where customers can meet, browse and discover. The Company is also utilizing social media, where booksellers communicate events, promotions and new product offerings with customers at the local level.

[1]	Based upon sales reported in trade publications and public filings.
[2]

Any references to NOOK® include the Company’s NOOK® Tablet, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK® and NOOK GlowLightTM Plus devices, each of which includes the trademark symbol (® or ™, as applicable) even if a trademark symbol is not included.

In addition to initiatives focused on growing sales through its existing store base, the Company is also testing new bookstore formats, which it believes could foster sales growth in the future.

BN.com and NOOK are important components of the Company’s omni-channel strategy. The Company believes that in the long term, enhancements to its BN.com platform will enable it to be more competitive in the marketplace. The Company continues to improve its overall eCommerce user experience across channels, including desktop, tablet, mobile and app based, with the goal of providing a great device agnostic user experience. For customers interested in eBooks, the Company continues to judiciously bring new NOOK devices and apps to market.

The Company’s Membership program provides the Company with valuable data and insights into its customer base, enabling the Company to better understand and market to its customers. Members are more productive than Non-Members, as they spend more and visit more often. The Company continues to test programs to grow sales to both Members and Non-Members, increase Membership, improve price perception and enhance its overall customer value proposition.

In light of the declining sales trends, the Company remains committed to right sizing its cost structure. The Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. At B&N Retail, the Company is focused on increasing store and supply chain productivity, streamlining operations and eliminating non-productive spend. At NOOK, the Company exited non-core businesses and outsourced certain functions, which enabled it to close its Santa Clara, CA and Taipei offices. NOOK expects to continue to re-calibrate its cost structure commensurate with sales, further reducing its losses.

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

Discontinued Operations of Barnes & Noble Education, Inc.

The Company has recognized the separation of B&N Education in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Barnes & Noble Education for fiscal 2015 have been adjusted to include pre-spin B&N Education results and separation-related costs and exclude corporate allocations with B&N Retail, and have been classified as discontinued operations. Additionally, discontinued operations for fiscal 2016 included investment banking fees (as they directly related to the Spin-Off), as well as pre-spin B&N Education results and separation-related costs, and excluded corporate allocation adjustments with B&N Retail.

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

B&N Retail

This segment includes 633 bookstores as of April 29, 2017, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2017, the Company reduced the Barnes & Noble store base by approximately 199,000 square feet, bringing the total square footage to 16.7 million square feet, a net reduction of 1.2% from fiscal 2016.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 29, 2017, Barnes & Noble had stores in 161 of the total 210 Designated Market Area markets. In 68 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

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

NOOK® Boutique/Counter. The Company has utilized its traditional retail bookstores to promote NOOK® within the bookstores. Customers have the ability to see, feel, and experiment with NOOK®, speak to knowledgeable booksellers, and receive pre- and post-sales customer support within the Company’s bookstores. The Company offers NOOK® owners Always Free NOOK® Support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include the NOOK® Tablet, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK® and NOOK GlowLight™ Plus devices. The NOOK® devices have also opened up an additional market for NOOK®-related accessories such as stands, covers, lights, and other items. Through our NOOK in Education program, the retail bookstores provide support and service to schools and educators who deploy NOOK® devices in their classrooms.

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

Music and Movies & TV Departments. Many of the Barnes & Noble stores have Music and Movies & TV departments, which offer CDs, Vinyl LPs, DVDs and Blu-ray discs. These departments range in size from approximately 300 to 8,000 square feet and typically stock approximately 10,000 titles. The Company’s DVD and Blu-ray selection focuses on current and classic movies, documentaries, fitness and instructional titles, British TV series and movies, and foreign films. The music selection is tailored to the tastes of the Company’s customers, centering on classical music, jazz, pop rock, and show tunes. The Company also offers a strong selection of Vinyl titles, available in all stores, along with turntables.

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy and offer special promotions throughout the year. The Barnes & Noble Member Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. The Company’s website, www.barnesandnoble.com, also utilizes a competitive model that includes everyday low pricing as well as various promotional offerings designed for members and non-members alike and enables the Company to offer better value to its customers. The Barnes & Noble Kids’ Club Program offers free rewards and special offers to participants and invites children to celebrate their birthday within the retail bookstores.

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

The Company also provides fund-raising opportunities through its Bookfair program for schools and local non-profit arts and literacy organizations, as well as a Holiday Gift Wrap program, which allows non-profit organizations to gain exposure and raise funds while wrapping gifts inside the stores. The Company believes its community business development programs encourage customer loyalty, drive sales and traffic into its stores and provide positive publicity and media coverage.

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 22,000 to 163,000 unique titles, of which approximately 27,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers.

Product Master, the Company’s proprietary inventory database, has approximately 19.0 million titles. It includes approximately 7.3 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, Product Master allows the Company to achieve higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer.

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

Since launching its new website in June 2015, the Company has implemented a number of website fixes to address post-launch issues that reduced website traffic and conversion, as well as to improve the overall user experience. BN.com is an important component of the Company’s omni-channel strategy, and it believes that, in the long-term, the new platform will enable it to be more competitive in the marketplace.

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

The B&N Retail segment includes 633 bookstores as of April 29, 2017, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state as of April 29, 2017 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Montana	4
Alaska	2	Nebraska	4
Arizona	15	Nevada	4
Arkansas	5	New Hampshire	4
California	71	New Jersey	23
Colorado	15	New Mexico	3
Connecticut	12	New York	38
Delaware	2	North Carolina	21
Florida	39	North Dakota	3
Georgia	19	Ohio	18
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	7
Illinois	26	Pennsylvania	26
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	51
Maine	1	Utah	10
Maryland	13	Vermont	1
Massachusetts	17	Virginia	24
Michigan	19	Washington	17
Minnesota	16	West Virginia	1
Mississippi	3	Wisconsin	11
Missouri	11	Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts, puzzles & games, coloring books and history & current affairs, as well as a large children’s line. Sterling, with a solid backlist and robust value publishing program, has a title base of approximately 15,000 eBooks and print books. In addition, Sterling also distributes approximately 1,100 titles on behalf of client publishers.

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

Each Barnes & Noble store generally employs a store manager, two assistant store managers, two merchandise managers, a café manager, a receiving manager and on average 30 booksellers (combination of full-time and part-time). Many Barnes & Noble stores also employ a full-time community business development manager. The large bookseller base provides the Company with experienced employees to fill new manager positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

Field management for all of the Company’s bookstores, including regional vice presidents, district managers and store managers, participate in an annual incentive program tied to store productivity. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

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

The Company’s B&N Retail segment purchases physical books on a regular basis from nearly 500 publishers and over 40 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 65% of the B&N Retail’s book purchases during fiscal 2017, and no single supplier accounted for more than 27% of B&N Retail’s book purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

Publishers periodically offer their excess inventory in the form of remainder books to book retailers and wholesalers through an auction process, which generally favors booksellers such as the Company, who are able to buy substantial quantities. These books are generally purchased in large quantities at favorable prices and are then sold to consumers at significant discounts off publishers’ list prices.

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

As of April 29, 2017, the Company has approximately 1,745,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States.

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 29, 2017, the B&N Retail segment had approximately 26,000 employees (11,000 full-time and 15,000 part-time employees) as of April 29, 2017. The B&N Retail segment’s employees are not represented by unions.

NOOK

This segment represents the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, providing easy access to Barnes & Noble’s expansive digital collection of over four million eBooks, digital magazines and newspapers, while rationalizing its existing cost structure. As part of this commitment, the Company partners with Samsung to develop co-branded NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience, while continuing to develop and offer its own black-and-white NOOK® eReaders.

Barnes & Noble’s NOOK digital bookstore and Reading Apps™ provide customers the ability to purchase and read their digital content and access their Lifetime Library on a wide range of digital platforms, including Windows PCs and tablets, iPad™, iPhone® , Android™ smartphones and tablets, PC and Mac®. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers can access their NOOK content from almost all of today’s most popular devices.

NOOK currently sells a number of different devices to satisfy customers’ digital needs, including the NOOK® Tablet, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK® and NOOK GlowLight™ Plus devices. These devices provide customers access to the millions of books and magazines in the NOOK Store and through Google Play, Android apps and games, songs, movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK GlowLight™ Plus provides customers a simple, easy to use, intuitive eReader on an E-Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. Always Free NOOK Support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable bookseller to receive pre- and post-customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices, Read In Store™ access, which allows owners to read NOOK Books™ for free. NOOK® devices also allow for digital lending of a wide selection of books through its LendMe® technology.

Operations

The digital products group has knowledgeable product development and operational management teams in the areas of reading software, digital content retailing and mobile device development. Digital product management oversees product concept, software development, engineering, and user experience. Operational management has historically overseen demand planning, strategic sourcing, manufacturing, return and refurbishment of hardware. The Company expects that digital product management’s role will continue to focus on eReading devices and reading platforms, while also shifting to the management of third-party partner relationships, such as NOOK’s partnership with Samsung.

On April 7, 2016, the Company entered into an agreement with Bahwan CyberTek (BCT), a global software products and services company, in which the Company outsourced certain NOOK functions, including cloud management and development support for NOOK® software.

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

Employees

As of April 29, 2017, NOOK had 92 employees (combination of full-time and part-time). NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include, but are not limited to, B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, Barnsie®, Noble®, Espari®, Discover Great New Writers®, NOOK®, NOOK Color®, NOOK Tablet®, Reader’s Tablet®, NOOK Simple Touch®, GlowLight®, NOOK GlowLight™, The Simple Touch Reader®, NOOK Press®, NOOK Books®, NOOK Book Enhanced®, NOOK Developer®, The NOOK Book Store®, NOOK Newsstand®, NOOK Newspaper®, NOOK Kids®, Read In Store®, NOOK Friends®, LendMe®, NOOK Boutique®, NOOK Study®, ArticleView®, Daily Shelf®, Read To Me®, Punctuate!®, Woblio™, Get Pop-Cultured®, B-Fest®, B&N Readouts®, SparkNotes®, Borders®, Borders Books & Music®, and Waldenbooks®, some of which are registered or pending with the United States Patent and Trademark Office.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is https://www.sec.gov.

The Company makes available on its corporate website at www.barnesandnobleinc.com under “Investor Relations” - “SEC Filings,” free of charge, all its SEC filings as soon as reasonably practicable after the Company electronically files such material with or furnishes such materials to the SEC.

The Company has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and written charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance & Nominating Committee. Each of the foregoing is available on the Company’s website at www.barnesandnobleinc.com under “Investor Relations” – “Corporate Governance” and in print to any stockholder who requests it, in writing to the Company’s Corporate Secretary, Barnes & Noble, Inc., 122 Fifth Avenue, New York, New York 10011. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above codes, or any waiver of any provision thereof with respect to any of the executive officers, on the Company’s website within four business days following such amendment or waiver.

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

Unless otherwise specified or the context otherwise requires, references below to (1) “the Company” refer to Barnes & Noble, Inc. and its subsidiaries, (2) “Retail business” refer to the Company’s business included in the Retail segment, and (3) “Digital business” refer to the Company’s business included in the NOOK segment, including the sales of digital content, devices and accessories.

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

Because of shifting consumer preferences and demographic shifts, coupled with the maturity of the market for traditional retail stores, the Company’s sales or net income may decline unless it successfully implements its business strategies.

The Company’s primary business is its operation of the Retail business’s stores across the United States, and it derived a majority of its sales and all of its profits from the Retail business’s stores in its most recent fiscal year. Management generally believes that the Retail business’s stores are located in attractive geographic markets. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

Intense competition from the Internet, traditional retail sources, and suppliers of digital content and hardware may adversely affect the Company’s businesses.

The book business is highly competitive in every channel in which the Company operates. The Company faces competition from many online businesses, notably Amazon.com and Apple. Continued increases in consumer spending via the Internet may significantly affect its ability to generate sales in the Retail business’s stores. Some of the Company’s competitors may have greater financial and other resources and different business strategies than the Company does. The Company faces competition from mass merchants, discounters, the Internet and digital distribution, including, without limitation, from digital books or “eBooks” and eBook readers. New and enhanced technologies, including new digital technologies and new web services technologies, may increase the Company’s competition. Competition may also intensify as the Company’s competitors enter into business combinations or alliances or established companies in other market segments expand into its market segments. Increased competition may reduce the Company’s sales and profits.

The Retail business’s stores compete primarily on the quality of the shopping and store experience and the price and availability of products. The importance of price varies depending on the competitor, with some of the Retail business’s competitors engaging in significant discounting and other promotional activities. The Retail business competes with large bookstores including Books-A-Million and smaller format bookstores, including Amazon new retail stores and independent store operators. The Retail business also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. The Retail business’s stores also compete with specialty retail stores that offer books in particular subject areas, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. NOOK® competes primarily with other tablets and eBook readers on functionality, consumer appeal, availability of digital content and price.

If the Retail business is unable to renew or enter into new leases on favorable terms, or at all, its sales and earnings may decline.

Substantially all of the Retail business’s stores are located in leased premises. The Retail business’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Retail business has 360 leases up for renewal by April 30, 2020. If the cost of leasing existing retail stores increases, the Retail business may not be able to maintain its existing store locations as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. The Retail business’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations: one in Monroe Township, New Jersey and the other in Reno, Nevada. The Retail business’s profitability depends in part on its ability to continue to optimize its distribution centers. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Both distribution centers leases are up for renewal in 2020. If the cost of leasing these distribution centers increases, the Retail business may not be able to maintain its existing distribution centers as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or in a timely manner. The Retail business’s earnings may decline if it fails to maintain existing distribution centers, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

The Company is dependent upon access to the capital markets, bank credit facilities, and short-term vendor financing for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements, indebtedness and Digital business. The Company believes that the combination of its cash and cash equivalents on hand, cash flow received from operations, funds available under the Company’s credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy the Company’s requirements, the Company may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s ability to fund its working capital requirements, costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

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

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2017, the Retail business’s five largest suppliers accounted for approximately 65% of the dollar value of merchandise purchased. While the Company believes that its relationships with its suppliers are strong, suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

Furthermore, the Retail business is dependent on the continued supply of trade books. The publishing industry generally has suffered recently due to, among other things, changing consumer preferences and the economic climate. A significant disruption in this industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers, including payment terms, return policies, the discount or margin on products or changes to the distribution model could adversely affect its financial condition and liquidity.

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

The Company’s businesses are seasonal.

For the Company’s Retail business, sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. For fiscal 2017, 33.7% of sales and 148.9% of operating income of the Retail business were generated in its third fiscal quarter. Operating results in the Company’s businesses depend significantly upon the holiday selling season in the third fiscal quarter.

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

The Company has suffered data security breaches in the past, including the Company’s discovery in 2012 that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. This matter has given rise to putative class action litigation, including ongoing class action litigation, on behalf of customers, banks, or other card issuers, and inquiries from federal and state government agencies. It is possible that additional litigation arising out of this matter may be filed on behalf of customers, banks, payment card companies or stockholders seeking damages allegedly arising out of this incident and other related relief. In addition, payment card companies and associations may impose fines by reason of the tampering and federal and state enforcement authorities may impose penalties or other remedies against the Company. At this point the Company is unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or government inquiries related to this matter.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates limits its stockholders’ ability to influence corporate matters and may involve other risks.

Leonard Riggio, the Company’s Founder and Chairman, is currently the beneficial owner of an aggregate of approximately 18.0% of the Company’s outstanding capital stock as of April 29, 2017.

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

The Company faces risks related to the operation of the Digital business. The Digital business’s content sales decreased during fiscal 2017 and may continue to decline in the future, which could affect the Company’s results of operations and liquidity. Also, the sales of digital devices and accessories declined during fiscal 2017, and there is no guarantee that the possible introduction of future NOOK® digital devices (including NOOK® co-branded devices under the commercial agreement with Samsung) will increase future sales of digital devices or content or the earnings of the Digital business. The previously announced efforts to rationalize the costs associated with the Digital business also may not be successful, which may adversely impact the Company’s results of operations. The Digital business faces certain risks associated with its business, including protection of digital rights and uncertainties relating to the regulation of digital content.

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

The Company, including the Digital business, may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries (DRC), which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that its products are free of such minerals. The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the DRC and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The Securities and Exchange Commission adopted the final rules related to “conflict” minerals in August 2012. These rules may limit the pool of suppliers who can provide the Company DRC Conflict Free components and parts, and the Company cannot make assurances that it will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. In addition, the Company may incur material costs in complying with the disclosure requirements and procedures, including costs related to the due diligence process of determining the source of certain minerals used in the Company’s products as well as costs of possible changes to products, processes, and suppliers as a result of implementing the procedures designed to prevent the sourcing of such “conflict” minerals. Also, because the Company’s supply chain is complex, the Company may face reputational challenges with its customers, stockholders and other stakeholders if it is unable to sufficiently verify the origins for the defined conflict metals used in its products as required by the rules on conflict minerals. The Company filed its Conflict Minerals Report for the calendar year 2016 with the SEC on May 31, 2017.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business (including governmental investigations and litigation relating to the agency pricing model for digital content distribution). Existing and future laws and regulations and their application and/or enforcement may impede the growth of the Internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models, including the agency pricing model. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, the characteristics and quality of products and services and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act). Unfavorable regulatory and legal developments, including, among other things, the July 2013 U.S. federal court ruling that Apple Inc. violated antitrust laws by colluding to raise the price of digital books with certain U.S. publishers and the settlement between the U.S. Department of Justice and certain U.S. publishers for allegedly colluding to raise the price of digital books, could diminish the demand for the Company’s products and services, increase its cost of doing business, decrease its margins and materially adversely impact its results of operations or financial operations.

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

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. Most stores are currently in renewal periods. The terms of the Barnes & Noble store leases for its 632 leased stores open as of April 29, 2017 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores (a)
2018	98
2019	143
2020	119
2021	82
2022	116
2023 and later	71

(a)	Three Barnes & Noble stores are under a month-to-month lease.

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations: one in Monroe Township, New Jersey and the other in Reno, Nevada, both under leases expiring in 2020. The Company’s B&N Retail distribution centers total 1,745,000 square feet.

The Company’s principal administrative facilities are situated in New York, New York, and are covered by two leases: 184,000 square feet lease and 9,500 square feet lease, both expiring in 2023.

The Company leases two additional locations in New York, New York for office space: approximately 40,000 square feet lease for eCommerce and NOOK administrative offices and approximately 40,000 square feet lease for Sterling Publishing administrative offices, both expiring in 2020.

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2022 and approximately 56,000 square feet of office space in Santa Clara, California under a lease expiring in 2019.

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

Except as otherwise described below with respect to the Adrea LLC (Adrea) matter, the Company has determined that a loss is reasonably possible with respect to the matters described below. Based on its current knowledge, the Company has determined that the amount of loss or range of loss that is reasonably possible, including any reasonably possible losses in excess of amounts already accrued, is not estimable. With respect to the Adrea matter, the Company has determined there will be a loss, as described below.

The following is a discussion of the material legal matters involving the Company.

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc., Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an answer to the complaint in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the answer to the complaint (referring the latter motion to the lower court for future consideration). The Court has not yet scheduled any further hearings or deadlines.

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

Beginning October 7, 2014, through and including October 22, 2014, the case was tried to a jury in the Southern District of New York. The jury returned its verdict on October 27, 2014. The jury found no infringement with respect to the ‘851 patent, and infringement with respect to the ‘501 and ‘703 patents. It awarded damages in the amount of $1,300,000. The jury further found no willful infringement with respect to any patent.

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

On December 28, 2016, the Court issued its decision on the issue of damages, finding that (a) Adrea should be entitled to a damages award of $267,000, based on a reasonable royalty rate of 5.1 cents per unit, and (ii) Adrea was not entitled to any enhancement of damages, as B&N’s infringement was not willful. Following letter briefing, in which Adrea asked the Court to award prejudgment interest of approximately $90,000, the Court, following B&N’s reasoning, added $3,000 in prejudgment interest to its damages award, and on January 12, 2017 entered judgment in favor of Adrea in the total amount of $270,000. Adrea subsequently moved the Court for supplemental damages relating to any allegedly infringing products B&N may have sold that were not taken into account in the first verdict, including new devices not previously accused. In addition, Adrea asked the Clerk of the Court to tax costs against B&N in the amount of $110,000. B&N opposed both requests, and following briefing, the court awarded supplemental damages for sales of accused devices of approximately $13,000, refused to award damages or ongoing royalties for any new devices, and entered a final judgment of $282,000. As for the issue of costs, the Clerk awarded Adrea approximately $27,000. Both parties have requested review of the Clerk’s award, with B&N taking the position that no costs should have been awarded, since Adrea was not the prevailing party for purposes of a costs award, and that in any case the award was excessive. Adrea sought to recover an additional $25,000 in costs. The parties are awaiting the Court’s decision on the costs issue. This will be the final proceeding in this action, as neither party has filed a Notice of Appeal.

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

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. Since the commencement of the action, eight former Café Managers have filed consent forms to join the action as plaintiffs. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$13.31	$10.25	$29.00	$21.85
Second Quarter	13.63	10.15	18.17	11.45
Third Quarter	13.20	9.40	13.68	7.62
Fourth Quarter	10.95	8.45	12.67	7.25

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2017
Common stock, $0.001 par value	1,681

Dividends

The Company paid dividends to preferred shareholders in the amount of $0.0 million and $3.9 million during fiscal 2017 and fiscal 2016, respectively.

The Company paid dividends to common stockholders in the amount of $43.9 million and $46.1 million during fiscal 2017 and fiscal 2016, respectively.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2017 – February 25, 2017	80,905	$9.85	—	$666
February 26, 2017 – April 1, 2017	34,307	$8.95	—	$50,000,000
April 2, 2017 – April 29, 2017	1,075	$9.25	—	$50,000,000

Total	116,287	$9.58	—

(a)	The shares on this table above represent shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. During fiscal 2016, the Company repurchased 2,763,142 shares at a cost of $26.7 million under the prior repurchase plan. During fiscal 2017, the Company repurchased 2,019,798 shares at a cost of $23.3 million under the prior repurchase plan. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has not repurchased shares under this plan in fiscal 2017. The Company has remaining capacity of $50.0 million under the new repurchase program as of April 29, 2017.

As of April 29, 2017, the Company has repurchased 39,496,765 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 29, 2017 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 29, 2017, the Company’s cash and cash equivalents totaled approximately $12.0 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in fiscal 2017.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement (New Credit Agreement) described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had $64.9 million in borrowings under its New Credit Facility at April 29, 2017 and $47.2 million in borrowings at April 30, 2016. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.5 million in fiscal 2017. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.5 million in fiscal 2017.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 29, 2017.

The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 29, 2017 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 29, 2017 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 29, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	254,463	9.99	7,261,401
Equity compensation plans not approved by security holders	—	—	—

Total	254,463	9.99	7,261,401

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52 week period ended April 29, 2017, the 52 week period ended April 30, 2016 and the 52 week period ended May 2, 2015 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 29, 2017	$4,571	$464	$(1,204)	$3,831
April 30, 2016	$3,721	$1,377	$(527)	$4,571
May 2, 2015	$8,141	$1,508	$(5,928)	$3,721

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 29, 2017	$5,940	$18,558	$(18,353)	$6,145
April 30, 2016	$4,623	$17,380	$(16,063)	$5,940
May 2, 2015	$6,533	$24,484	$(26,394)	$4,623

(b)	The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (15)

2.2	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 14, 2015). (52)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998 and filed July 17, 1998. (2)

3.3	Amended and Restated By-laws of the Company. (9)

3.4	Amendment to Amended and Restated By-laws of the Company. (16)

3.5	Form of Certificate of Designation, dated as of November 17, 2009. (17)

4.1	Specimen Common Stock certificate. (1)

4.2	Issuance and sale of Series J Preferred Stock of the Company to Liberty GIC, Inc. as of August 18, 2011. (28)

10.1	Employment Agreement between the Company and Mitchell S. Klipper, dated as of February 18, 2002. (3)

10.2	The Company’s Amended and Restated 1996 Incentive Plan. (4)

10.3	Employment Agreement between the Company and Stephen Riggio, dated as of February 18, 2002. (5)

10.4	The Company’s 2004 Executive Performance Plan. (6)

10.5	The Company’s 2004 Incentive Plan. (6)

10.6	Form of Option Award Agreement of the Company. (7)

10.7	Form of Restricted Stock Award Agreement of the Company. (7)

10.8	Amendment to the Company’s 2004 Incentive Plan. (8)

10.9	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (8)

10.10	Letter Agreement (including General Release and Waiver) entered into on October 8, 2008, between barnesandnoble.com llc and Marie J. Toulantis. (10)

10.11	First Amendment to the Company’s 2004 Executive Performance Plan. (11)

Exhibit No.	Description

10.12	Second Amendment to the Company’s 2004 Incentive Plan. (11)

10.13	The Company’s Amended and Restated Deferred Compensation Plan. (11)

10.14	Amendment to Employment Agreement between the Company and Stephen Riggio, dated December 18, 2008. (11)

10.15	Amendment to Employment Agreement between the Company and Mitchell S. Klipper, dated as of December 18, 2008. (11)

10.16	Employment Agreement between the Company and William J. Lynch, Jr., dated January 6, 2009. (12)

10.17	The Company’s 2009 Executive Performance Plan. (14)

10.18	The Company’s 2009 Incentive Plan. (14)

10.19	Letter Agreement between Barnes & Noble.com, llc and Ravi Gopalakrishnan, dated as of March 5, 2009. (30)

10.20	Letter Agreement between Barnes & Noble.com, llc and Jamie Iannone, dated as of March 29, 2009. (30)

10.21	Letter Agreement between Barnes & Noble College Booksellers, LLC and Max J. Roberts, dated as of September 30, 2009. (30)

10.22	Junior Subordinated Seller Note, dated September 30, 2009, issued by the Company to Leonard Riggio and Louise Riggio. (16)

10.23	Employment Agreement between the Company and Joseph J. Lombardi, dated March 17, 2010. (18)

10.24	Employment Agreement between the Company and William J. Lynch, Jr., dated March 17, 2010. (18)

10.25	Employment Agreement between the Company and Mitchell S. Klipper, dated March 17, 2010. (18)

10.26	Letter Agreement between Barnes & Noble.com, llc and Daniel A. Gilbert, dated as of March 22, 2010. (30)

10.27	Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan, dated as of May 2, 2010. (30)

10.28	Form of Barnes & Noble.com Digital Products Device Development Incentive Bonus Plan Participation Agreement. (30)

10.29	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (19)

10.30	Employment Agreement between the Company and Stephen Riggio, dated May 12, 2010. (19)

Exhibit No.	Description

10.31	Indemnification Agreement between the Company and David G. Golden, dated August 19, 2010. (20)

10.32	Indemnification Agreement between the Company and David A. Wilson, dated August 19, 2010. (20)

10.33	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (21)

10.34	Employment Agreement between the Company and Eugene V. DeFelice, dated September 27, 2010. (22)

10.35	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (23)

10.36	Credit Agreement, dated April 29, 2011, among the Company, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders (Credit Agreement). (24)

10.37	Investment Agreement between the Company and Liberty GIC, Inc., dated August 18, 2011. (25)

10.38	Transitional Employment Agreement between the Company and Joseph J. Lombardi, dated October 21, 2011. (26)

10.39	Employment Agreement between the Company and Michael P. Huseby, dated March 9, 2012. (27)

10.40	First Amendment to the Amended and Restated Credit Agreement, dated as of April 27, 2012, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (28)

10.41	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (28)

10.42	The Company’s Amended and Restated 2009 Incentive Plan. (29)

10.43	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (32)

10.44	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (32)

10.45	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.46	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.47	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.48	Second Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2012. (34)

10.49	Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2012. (35)

Exhibit No.	Description

10.50	General Release and Waiver and Consulting Agreement between the Company and Dan Gilbert, dated as of February 1, 2013. (35)

10.51	Amended Employment Agreement between the Company and William J. Lynch, Jr., dated March 7, 2013. (36)

10.52	Letter Agreement to the Amended and Restated Credit Agreement, dated as of April 26, 2013, among Bank of America, N.A., as administrative agent, collateral agent, and other lenders. (37)

10.53	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2013. (38)

10.54	Letter Agreement with respect to Amended and Restated Credit Agreement, dated as of July 25, 2013. (39)

10.55	Employment Agreement dated December 23, 2013 between Barnes & Noble, Inc. and Allen W. Lindstrom. (40)

10.56	Amended and Restated Employment Agreement, dated January 7, 2014, between Barnes & Noble, Inc. and Michael P. Huseby. (41)

10.57	Amendment No. 1 to the Commercial Agreement, dated as of October 4, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.58	Amendment No. 2 to the Commercial Agreement, dated as of March 10, 2014, between Barnes & Noble, Inc. and Microsoft Corporation. (42)

10.59	Commercial Agreement, dated June 4, 2014, between Samsung Electronics America, Inc. and barnesandnoble.com llc. (43)

10.60	Assignment of lease agreement, dated June 5, 2014, between barnesandnoble.com llc and Google, Inc. (43)

10.61	Employment Agreement between the Company and Max Roberts, dated June 24, 2014. (44)

10.62	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment, dated December 4, 2014, between Microsoft Corporation and Barnes & Noble, Inc. (45)

10.63	Retirement Agreement between the Company and Mitchell S. Klipper, dated January 20, 2015. (46)

10.64	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment between Microsoft Corporation, Barnes & Noble, Inc., NOOK Media LLC, barnesandnoble.com llc and Microsoft Licensing GP, dated December 3, 2014. (47)

10.65	This First Amendment to the Commercial Agreement, dated March 7, 2015, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (48)

10.66	Conversion Agreement, dated June 5, 2015, between Series J Holders of Preferred Stock and Barnes & Noble, Inc. (49)

Exhibit No.	Description

10.67	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Ronald D. Boire. (50)

10.68	Employment Agreement, dated July 1, 2015, between Barnes & Noble, Inc. and Jaime Carey. (50)

10.69	Completion of Conversion Agreement, dated June 5, 2015, on July 9, 2015 between Series J Holders of Preferred Stock and Barnes & Noble, Inc. (51)

10.70	Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans notice given to directors and executive officers, dated July 23, 2015. (53)

10.71	Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.72	Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.73	Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.74	Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (54)

10.75	Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto. (54)

10.76	Completion of Spin-Off of Barnes & Noble Education, dated August 6, 2015. (55)

10.77	Stock repurchase program dated December 7, 2015. (56)

10.78	Agreement with Bahwan CyberTek, dated April 7, 2016. (57)

10.79	This Second Amendment to the Commercial Agreement, dated May 18, 2016, is made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (58)

10.80	Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (59)

10.81	Performance-Based Stock Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (59)

10.82	Form of Restricted Stock Unit Award Certificate. (59)

10.83	Form of Performance-Based Stock Unit Award Certificate. (59)

10.84	Letter to David Deason regarding terms and conditions of employment, dated February 11, 2014. (59)

10.85	Retention Bonus Agreement, dated March 4, 2014, between the Company and David Deason. (59)

Exhibit No.	Description

10.86	Offer of Employment to Frederic Argir, dated June 12, 2015. (59)

10.87	Agreement Regarding Certain Terms and Conditions of Employment, dated June 25, 2015, between the Company and Frederic Argir. (59)

10.88	First Amendment to Credit Agreement, dated as of September 30, 2016, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (60)

10.89	Release Agreement with Ronald D. Boire. (61)

10.90	Employment Agreement between the Company and Demos Parneros, dated November 21, 2016. (62)

10.91	Amendment to Employment Agreement between the Company and Demos Parneros, dated April 27, 2017. (63)

10.92	Release Agreement with Jaime Carey. (64)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (64)

14.1	Code of Business Conduct and Ethics. (13)

16.1	Letter re change in certifying accountant. (33)

21.1	List of Significant Subsidiaries. (64)

23.1	Consent of Ernst & Young, LLP. (64)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (64)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (64)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (64)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (64)

Exhibit No.	Description

101.INS	XBRL Instance Document. (64)

101.SCH	XBRL Taxonomy Extension Schema Document. (64)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (64)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (64)

101.LAB	XBRL Taxonomy Label Linkbase Document. (64)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (64)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended August 1, 1998.

(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 2, 2002.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(5)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(6)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(7)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 10, 2008.

(11)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2009.

(13)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 31, 2009.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

Exhibit No.	Description

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(16)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2009.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 19, 2010.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 23, 2010.

(21)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(22)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 30, 2010.

(23)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 2, 2011.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2011.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 21, 2011.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 12, 2012.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(29)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

(30)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 28, 2012.

(31)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(32)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(34)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended January 26, 2013.

Exhibit No.	Description

(36)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2013.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 26, 2013.

(38)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 26, 2013.

(39)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 26, 2013.

(40)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 24, 2013.

(41)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 8, 2014.

(42)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 13, 2014.

(43)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2014.

(44)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 27, 2014.

(45)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2014.

(46)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 20, 2015.

(47)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2015.

(48)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 7, 2015.

(49)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2015.

(50)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 2, 2015.

(51)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 10, 2015.

(52)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 14, 2015.

(53)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 27, 2015.

(54)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 3, 2015.

(55)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2015.

(56)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 7, 2015.

(57)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 7, 2016.

(58)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 18, 2016.

Exhibit No.	Description

(59)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on June 23, 2016.

(60)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 6, 2016.

(61)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 28, 2016.

(62)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 21, 2016.

(63)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 27, 2017.

(64)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC.
(Registrant)

By:	/s/ Demos Parneros
Demos Parneros
Chief Executive Officer
June 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio Leonard Riggio	Chairman of the Board	June 22, 2017

/s/ Demos Parneros Demos Parneros	Chief Executive Officer and Director (principal executive officer)	June 22, 2017

/s/ Allen W. Lindstrom Allen W. Lindstrom	Chief Financial Officer (principal financial officer)	June 22, 2017

/s/ Peter M. Herpich Peter M. Herpich	Vice President and Corporate Controller (principal accounting officer)	June 22, 2017

/s/ George Campbell Jr. George Campbell Jr.	Director	June 22, 2017

/s/ Mark D. Carleton Mark D. Carleton	Director	June 22, 2017

/s/ Scott S. Cowen Scott S. Cowen	Director	June 22, 2017

/s/ Al Ferrara Al Ferrara	Director	June 22, 2017

/s/ William T. Dillard II William T. Dillard II	Director	June 22, 2017

/s/ Paul Guenther Paul Guenther	Director	June 22, 2017

/s/ Patricia L. Higgins Patricia L. Higgins	Director	June 22, 2017

/s/ Kimberly A. Van Der Zon Kimberly A. Van Der Zon	Director	June 22, 2017