Form 10-Q
period 2017-07-29
BARNES & NOBLE INC
filed 2017-09-07
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2017, 72,629,065 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 76,706 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 29, 2017

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 29, 2017	July 30, 2016
Sales	$853,316	913,882
Cost of sales and occupancy	599,835	636,343

Gross profit	253,481	277,539

Selling and administrative expenses	242,295	267,891
Depreciation and amortization	26,398	31,037

Operating loss	(15,212)	(21,389)
Interest expense, net and amortization of deferred financing fees	2,040	1,629

Loss before taxes	(17,252)	(23,018)
Income taxes benefit	(6,474)	(8,602)

Net loss	$(10,778)	(14,416)

Loss per common share:
Basic	$(0.15)	(0.20)
Diluted	$(0.15)	(0.20)
Weighted average common shares outstanding:
Basic	72,453	72,903
Diluted	72,453	72,903
Dividends declared per common share	$0.15	0.15

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	13 weeks ended
	July 29, 2017	July 30, 2016
Net loss	$(10,778)	(14,416)
Other comprehensive income, net of tax:
Decrease in postretirement plan liability (net of deferred tax expense of $0 and $30, respectively)	—	47

Total comprehensive loss	$(10,778)	(14,369)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 29, 2017	July 30, 2016	April 29, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,978	14,279	11,993
Receivables, net	64,016	102,289	67,294
Merchandise inventories, net	950,658	988,172	946,909
Prepaid expenses and other current assets	110,314	118,588	101,816

Total current assets	1,136,966	1,223,328	1,128,012

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,069,981	1,052,576	1,072,007
Fixtures and equipment	1,625,127	1,578,172	1,608,433

	2,697,649	2,633,289	2,682,981
Less accumulated depreciation and amortization	2,427,178	2,343,382	2,406,859

Net property and equipment	270,471	289,907	276,122

Goodwill	207,381	211,276	207,381
Intangible assets, net	310,010	310,713	310,205
Other non-current assets	10,530	12,930	11,201

Total assets	$1,935,358	2,048,154	1,932,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511,226	579,777	473,686
Accrued liabilities	265,400	307,374	283,157
Gift card liabilities	337,965	360,679	351,424

Total current liabilities	1,114,591	1,247,830	1,108,267

Long-term debt	84,100	64,600	64,900
Deferred taxes	83,785	54,290	86,132
Other long-term liabilities	97,099	111,341	99,311
Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 112,092, 111,416 and 111,933 shares issued, respectively	112	112	112
Additional paid-in capital	1,744,013	1,740,843	1,741,380
Accumulated other comprehensive income	315	198	315
Retained earnings	(67,131)	(50,007)	(46,425)
Treasury stock, at cost, 39,558, 38,845 and 39,497 shares, respectively	(1,121,526)	(1,121,053)	(1,121,071)

Total shareholders’ equity	555,783	570,093	574,311

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$1,935,358	2,048,154	1,932,921

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 29, 2017

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 29, 2017	$112	1,741,380	315	(46,425)	(1,121,071)	$574,311

Adoption of ASU 2016-09 (see Note 18)	—	1,310	—	1,037	—	2,347
Net loss	—	—	—	(10,778)	—	(10,778)
Stock-based compensation expense	—	1,323	—	—	—	1,323
Cash dividends declared	—	—	—	(10,877)	—	(10,877)
Accrued dividends for long-term incentive awards	—	—	—	(88)	—	(88)
Purchase of treasury stock related to stock-based compensation, 62 shares	—	—	—	—	(455)	(455)

Balance at July 29, 2017	$112	1,744,013	315	(67,131)	(1,121,526)	$555,783

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	13 weeks ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(10,778)	(14,416)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	26,885	31,520
Stock-based compensation expense	1,323	3,075
Loss on disposal of property and equipment	159	628
Net decrease in other long-term liabilities	(2,212)	(2,766)
Net decrease in other non-current assets	178	220
Changes in operating assets and liabilities, net	(2,733)	9,369

Net cash flows provided by operating activities	12,822	27,630

Cash flows from investing activities:
Purchases of property and equipment	(20,705)	(22,802)

Net cash flows used in investing activities	(20,705)	(22,802)

Cash flows from financing activities:
Proceeds from credit facility	238,600	296,400
Payments on credit facility	(219,400)	(279,000)
Cash dividends paid	(10,877)	(11,116)
Treasury stock repurchase plan	—	(9,743)
Purchase of treasury stock related to stock-based compensation	(455)	(872)
Cash dividends paid for long-term incentive awards	—	(56)

Net cash flows provided by (used in) financing activities	7,868	(4,387)

Net increase (decrease) in cash and cash equivalents	(15)	441
Cash and cash equivalents at beginning of period	11,993	13,838

Cash and cash equivalents at end of period	$11,978	14,279

Changes in operating assets and liabilities, net:
Receivables, net	$3,278	22,628
Merchandise inventories, net	(3,749)	(54,449)
Prepaid expenses and other current assets	(8,498)	(12,706)
Accounts payable, accrued liabilities and gift card liabilities	6,236	53,896

Changes in operating assets and liabilities, net	$(2,733)	9,369

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,536	1,103
Income taxes (net of refunds)	$(352)	1,518
Non-cash financing activity:
Accrued dividends for long-term incentive awards	$665	520

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 29, 2017 and July 30, 2016

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 29, 2017 and the results of its operations for the 13 weeks and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 29, 2017 (fiscal 2017).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 29, 2017 are not indicative of the results expected for the 52 weeks ending April 28, 2018 (fiscal 2018).

1.	EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95,707 in total credits as a result of the settlement, which was funded by Apple. If a customer’s credit was not used to make a purchase by June 24, 2017, the entire credit would have expired. The program concluded on July 1, 2017, through which date the Company’s customers had activated $60,385 in credits, of which $54,805 were redeemed. No balances are due from the Apple settlement fund as of July 29, 2017.

2.	Merchandise Inventories

Merchandise inventories, except NOOK merchandise inventories, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under the first-in, first-out (FIFO) basis. NOOK merchandise inventories are recorded based on the average cost method and are valued at the lower of cost and net realizable value.

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

3.	Revenue Recognition

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of July 29, 2017, July 30, 2016 and April 29, 2017 was $176, $94 and $226, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

4.	Research and Development Costs for Software Products

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

5.	Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $2,681 and $6,341 during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. Amortization of previously capitalized amounts was $5,374 and $6,595 during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

6.	Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s unvested restricted shares and unvested restricted stock units granted prior to July 15, 2015 and shares issuable under the Company’s deferred compensation plan were considered participating securities. Cash dividends to restricted stock units and performance-based stock units granted on or after July 15, 2015 are not distributed until and except to the extent that the restricted stock units vest, and in the case of performance-based stock units, until and except to the extent that the performance metrics are achieved or are otherwise deemed satisfied. Stock options do not receive cash dividends. As such, these awards are not considered participating securities.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 29, 2017 and July 30, 2016, participating securities in the amounts of 110,386 and 1,386,935, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 8,417 and 206,372 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	July 29, 2017	July 30, 2016
Numerator for basic loss per share:
Net loss	$(10,778)	(14,416)
Less allocation of dividends to participating securities	(11)	(203)

Net loss available to common shareholders	$(10,789)	(14,619)

Numerator for diluted loss per share:
Net loss available to common shareholders	$(10,789)	(14,619)
Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	72,453	72,903
Loss per common share:
Basic	$(0.15)	(0.20)
Diluted	$(0.15)	(0.20)

7.	Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 632 bookstores as of July 29, 2017, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended
	July 29, 2017	July 30, 2016
B&N Retail	$830,036	881,713
NOOK	29,500	41,048
Elimination (a)	(6,220)	(8,879)

Total	$853,316	913,882

Sales by Product Line	13 weeks ended
	July 29, 2017	July 30, 2016
Media (b)	73%	72%
Digital (c)	3%	4%
Other (d)	24%	24%

Total	100%	100%

Depreciation and Amortization	13 weeks ended
	July 29, 2017	July 30, 2016
B&N Retail	$23,079	24,962
NOOK	3,319	6,075

Total	$26,398	31,037

Operating Loss	13 weeks ended
	July 29, 2017	July 30, 2016
B&N Retail	$(12,510)	(7,367)
NOOK	(2,702)	(14,022)

Total	$(15,212)	(21,389)

Capital Expenditures	13 weeks ended
	July 29, 2017	July 30, 2016
B&N Retail	$18,899	21,826
NOOK	1,806	976

Total	$20,705	22,802

Total Assets (e)
	July 29, 2017	July 30, 2016
B&N Retail	$1,905,471	1,925,281
NOOK(f)	29,887	122,873

Total	$1,935,358	2,048,154

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes Toys & Games, café products, gifts and miscellaneous other.
(e)	Excludes intercompany balances.
(f)	Decrease in assets is related to the net tax receivable position.

A reconciliation of operating loss from reportable segments to loss before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	July 29, 2017	July 30, 2016
Reportable segments operating loss	$(15,212)	(21,389)
Interest expense, net and amortization of deferred financing fees	2,040	1,629

Consolidated loss before taxes	$(17,252)	(23,018)

8.	Intangible Assets and Goodwill

		As of July 29, 2017
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,099)	$611
Distribution contracts	10	8,325	(8,275)	50
Other	3-10	6,463	(6,408)	55

		$25,498	(24,782)	$716

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of July 29, 2017	$310,010

		As of July 30, 2016
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,691)	$1,019
Distribution contracts	10	8,325	(7,979)	346
Other	3-10	6,375	(6,321)	54

		$25,410	(23,991)	$1,419

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of July 30, 2016	$310,713

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 13 weeks ended July 29, 2017	$200
For the 13 weeks ended July 30, 2016	$191

Estimated Amortization Expense
(12 months ending on or about April 30)
2018	$591
2019	$325

The carrying amount of goodwill was $207,381 and $211,276 as of July 29, 2017 and July 30, 2016, respectively.

9.	Gift Cards

The Company sells gift cards, which can be used in its stores, on www.barnesandnoble.com, on NOOK® devices and at Barnes & Noble Education, Inc. (B&N Education) stores. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Gift cards redeemed at B&N Education are funded by the gift card liability at the Company. Over time, a portion of the gift cards issued is typically not redeemed. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company records this amount in revenue on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

The Company recognized gift card breakage of $4,870 and $4,921 during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. The Company had gift card liabilities of $337,965 and $360,679 as of July 29, 2017 and July 30, 2016, respectively.

10.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, long-term insurance liabilities and asset retirement obligations. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses, long-term deferred revenues and a health care and life insurance plan for certain retired employees. The Company had the following other long-term liabilities at July 29, 2017, July 30, 2016 and April 29, 2017:

	July 29, 2017	July 30, 2016	April 29, 2017
Deferred rent	$57,273	65,190	59,142
Tax liabilities and reserves	8,711	13,758	8,711
Insurance liabilities	14,410	15,599	14,225
Asset retirement obligations	11,488	11,681	11,482
Other	5,217	5,113	5,751

Total other long-term liabilities	$97,099	111,341	99,311

11.	Income Taxes

The Company recorded an income tax benefit of $6,474 on a pre-tax loss of $17,252 during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 37.5%. The Company recorded an income tax benefit of $8,602 on a pre-tax loss of $23,018 during the 13 weeks ended July 30, 2016, which represented an effective income tax rate of 37.4%. The Company’s effective tax rate differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and state tax provision, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

During the 13 weeks ended July 29, 2017, the Company recognized $566 tax expense as a result of the adoption of ASU 2016-09, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the consolidated statement of operations as discrete in the reporting period in which they occur. Additionally, the Company recorded unrecognized excess tax benefits of $1,823 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at July 29, 2017 could decrease by approximately $3,568 within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

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

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700,000 (Revolving Credit Facility). On September 30, 2016, the Company amended the Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the Credit Facility) in an aggregate principal amount of up to $50,000, which supplements availability under the Revolving Credit Facility. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the Credit Facility. The Credit Facility replaced the prior credit facility. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company and certain of its subsidiaries are permitted to borrow under the Credit Facility. The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the Credit Facility of up to $250,000, subject to certain restrictions.

The Credit Facility allows the Company to declare and pay up to $70,000 in dividends annually to its stockholders without compliance with any availability or ratio-based limitations.

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

The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume dominion and control over the Loan Parties’ cash.

The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties.

The Company wrote off $460 of deferred financing fees related to the prior credit facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3,542 were deferred and are being amortized over the five-year term of the Credit Facility. The Company also incurred $5,701 of fees to secure the Credit Facility, which are being amortized over the five-year term accordingly. During the second quarter of fiscal 2017, the Company incurred $474 of fees to secure the FILO Credit Facility, which are being amortized over the same term as the Credit Facility.

The Company had $84,100 and $64,600 of outstanding debt under the Credit Facility as of July 29, 2017 and July 30, 2016, respectively. The Company had $35,833 and $38,895 of outstanding letters of credit under its Credit Facility as of July 29, 2017 and July 30, 2016, respectively.

14.	Stock-Based Compensation

For the 13 weeks ended July 29, 2017 and July 30, 2016, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	July 29, 2017	July 30, 2016
Restricted Stock Expense	$210	210
Restricted Stock Units Expense	909	2,561
Performance-Based Stock Unit Expense	204	304

Stock-Based Compensation Expense	$1,323	3,075

15.	Defined Contribution Plan

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $3,049 and $3,387 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.

16. Shareholders’	Equity

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50,000 of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase shares under this plan during the 13 weeks ended July 29, 2017. During the 13 weeks ended July 30, 2016, the Company repurchased 830,583 shares at a cost of $9,743 under the prior repurchase plan. The Company has remaining capacity of $50,000 under the new repurchase program as of July 29, 2017.

As of July 29, 2017, the Company has repurchased 39,558,301 shares at a cost of approximately $1,086,869 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

17.	Legal Proceedings

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, and that appeal is currently being briefed. No hearing date has been established by the Court.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and NOOK Media LLC

As previously reported, final judgment has been rendered in this case and there has been no appeal by either party on the merits. The final judgment, plus postjudgment interest, totaling $284 has been paid in full during the second quarter of fiscal 2018. Litigation continues with respect to the award of costs to the plaintiff in the amount of $45. Barnes & Noble does not intend to report on this case in future periodic reports in light of the immateriality of this amount.

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015 (Case No.: 160503426), alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania (Case No.: 16-4034). Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas (Case No.: 161003213), where it is currently pending. The re-filed complaint alleges only claims of unpaid overtime under Pennsylvania law and alleges class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania. On June 22, 2017, Ms. Hartpence filed an additional, separate action in Philadelphia County Court of Common Pleas (Case No.: 170602515) in which she repeats her allegations under Pennsylvania law and asserts a similar claim for unpaid wages under New Jersey law, purportedly on behalf of herself and others similarly situated.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. Since the commencement of the action, nine former Café Managers have filed consent forms to join the action as plaintiffs. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction.

18.	Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this standard do not include new disclosure requirements; however, existing disclosure requirements might be applicable. The Company will be required to adopt ASU 2016-16 as of April 29, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This update clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 is effective for the Company beginning May 1, 2018 under a retrospective approach. Since the standard only impacts classification in the statements of cash flows, adoption will not affect the Company’s cash and cash equivalents.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. ASU 2016-09 provides for changes to accounting for stock compensation, including: 1) excess tax benefits and tax deficiencies related to share based payment awards to be recognized as income tax benefit or expense when the awards vest or are settled (previously such amounts were recognized in additional paid-in capital); entities must apply the new guidance on accounting for excess tax benefits and tax deficiencies prospectively, except for excess tax benefits that were identified from previous transactions that had not been previously recognized because the related tax deduction did not reduce income taxes payable; entities must use a modified retrospective transition method to recognize such excess tax benefits as a credit to retained earnings; any deferred tax assets recorded in connection with the modified retrospective recognition of excess tax benefits must be assessed for realizability, and, if necessary, a valuation allowance must be recognized through a cumulative-effect adjustment to retained earnings; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; 4) classification of cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the statements of cash flows; and 5) eliminating the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable.

The Company adopted ASU 2016-09 during the first quarter ended July 29, 2017. Accordingly, the primary effects of the adoption are as follows: 1) excess tax expense of $566 were recorded during the 13 weeks ended July 29, 2017 related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation settlements, 2) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $1,823 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, 3) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1,310 increase to additional paid-in capital, a $786 reduction to retained earnings, and a $524 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and 4) $7 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the 13 weeks ended July 30, 2016, in the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently anticipates early adoption of ASU 2016-02 effective April 29, 2018 in conjunction with the adoption of ASU 2014-09. While the Company’s ability to early adopt depends on system readiness and completing the Company’s analysis of information necessary to restate prior period consolidated financial statements, the Company remains on schedule and has implemented key system functionality to enable the preparation of restated financial information. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities on its consolidated balance sheet. However, the Company does not expect adoption will have a material impact on its consolidated statement of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU

2015-11 effective May 1, 2017. The majority of the Company’s merchandise inventories are valued using the retail inventory method, which is outside the scope of ASU 2015-11. The remaining inventory of the Company’s merchandise inventories are valued at the lower of cost and net realizable value using the average cost method. The Company applied the amendments in this update prospectively to the measurement of inventory after the date of adoption with no material impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company plans to adopt ASU 2014-09 effective April 29, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company currently believes that the primary impact will be changes to the timing of recognition of revenues related to gift card breakage. The Company will continue to assess the impact on all areas of its revenue recognition, disclosure requirements and changes that may be necessary to its internal controls over financial reporting. The Company is continuing to evaluate the impact of adopting this ASU on its consolidated financial statements. The Company remains on schedule to adopt this ASU effective April 29, 2018.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble’s cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700.0 million (Revolving Credit Facility). On September 30, 2016, the Company amended the Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the Credit Facility) in an aggregate principal amount of up to $50.0 million, which supplements availability under the Revolving Credit Facility. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Bank, N.A. and SunTrust Robinson Humphrey, Inc. are the joint lead arrangers for the Credit Facility. The Credit Facility replaced the prior credit facility. Proceeds from the Credit Facility are used for general corporate purposes, including seasonal working capital needs.

The Company and certain of its subsidiaries are permitted to borrow under the Credit Facility. The Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the Credit Facility (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the Credit Facility of up to $250.0 million, subject to certain restrictions.

The Credit Facility allows the Company to declare and pay up to $70.0 million in dividends annually to its stockholders without compliance with any availability or ratio-based limitations.

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

The Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume dominion and control over the Loan Parties’ cash.

The Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties.

The Company wrote off $0.5 million of deferred financing fees related to the prior credit facility during the second quarter of fiscal 2016 and the remaining unamortized deferred financing fees of $3.5 million were deferred and are being amortized over the five-year term of the Credit Facility. The Company also incurred $5.7 million of fees to secure the Credit Facility, which are being amortized over the five-year term accordingly. During the second quarter of fiscal 2017, the Company incurred $0.5 million of fees to secure the FILO Credit Facility, which are being amortized over the same term as the Credit Facility.

The Company had $84.1 million and $64.6 million of outstanding debt under the Credit Facility as of July 29, 2017 and July 30, 2016, respectively. The Company had $35.8 million and $38.9 million of outstanding letters of credit under its Credit Facility as of July 29, 2017 and July 30, 2016, respectively.

Cash Flows

The Company’s cash and cash equivalents were $12.0 million as of July 29, 2017, compared with $14.3 million as of July 30, 2016. The decrease in cash and cash equivalents of $2.3 million versus the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities were $12.8 million for the 13 weeks ended July 29, 2017 as compared to net cash flows provided by operating activities of $27.6 million for the 13 weeks ended July 30, 2016. The unfavorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities were $20.7 million for the 13 weeks ended July 29, 2017 as compared to $22.8 million for the 13 weeks ended July 30, 2016. The Company’s investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives, new store construction and enhancements to systems and the website.

Net cash flows provided by financing activities were $7.9 million for the 13 weeks ended July 29, 2017 as compared to net cash flows used in financing activities of $4.4 million for the 13 weeks ended July 30, 2016. The Company’s financing activities during the 13 weeks ended July 29, 2017 consisted primarily of net proceeds on the Credit Facility, offset by common dividends. Financing activities during the 13 weeks ended July 30, 2016 consisted primarily of common dividends and share repurchases, offset by net proceeds from the Credit Facility.

Over the past 12 months, the Company has returned $57.2 million in cash to its shareholders through share repurchases and dividends. Since July 2015, the Company has returned $150.8 million in cash to its shareholders through share repurchases and dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $38.3 million, or 37.4%, to $64.0 million as of July 29, 2017, compared to $102.3 million as of July 30, 2016, primarily due to collections on the prior year eBook settlement receivable.

•	Merchandise inventories, net decreased $37.5 million, or 3.8%, to $950.7 million as of July 29, 2017, compared to $988.2 million as of July 30, 2016.

•	Prepaid expenses and other current assets decreased $8.3 million, or 7.0%, to $110.3 million as of July 29, 2017, compared to $118.6 million as of July 30, 2016 primarily on income tax differences.

•	Property and equipment, net decreased $19.4 million, or 6.7%, to $270.5 million as of July 29, 2017, compared to $289.9 million as of July 30, 2016, as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $0.7 million, or 0.2%, to $310.0 million as of July 29, 2017, compared to $310.7 million as of July 30, 2016, on additional amortization.

•	Other non-current assets decreased $2.4 million, or 18.6%, to $10.5 million as of July 29, 2017, compared to $12.9 million as of July 30, 2016.

•	Accounts payable decreased $68.6 million, or 11.8%, to $511.2 million as of July 29, 2017, compared to $579.8 million as of July 30, 2016. Accounts payable represented 53.8% and 58.7% of merchandise inventories as of July 29, 2017 and July 30, 2016, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $42.0 million, or 13.7%, to $265.4 million as of July 29, 2017, compared to $307.4 million as of July 30, 2016. Accrued liabilities include the eBook settlement, deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities decreased $22.7 million, or 6.3%, to $338.0 million as of July 29, 2017, compared to $360.7 million as of July 30, 2016. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $4.9 million during both the 13 weeks ended July 29, 2017 and the 13 weeks ended July 30, 2016. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Deferred taxes increased $29.5 million, or 54.3%, to $83.8 million as of July 29, 2017, compared to $54.3 million as of July 30, 2016, due primarily to the filing of federal and state returns, recurring movement in temporary differences and the impact of accounting method changes.

•	Other long-term liabilities decreased $14.2 million, or 12.8%, to $97.1 million as of July 29, 2017, compared to $111.3 million as of July 30, 2016, due to lower deferred rent and lower tax reserves.

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

To grow sales, the Company will leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast selection and retail footprint to attract customers to its omni-channel offerings. Merchandising initiatives are focused on increasing the number of value offers, improving SKU productivity, improving inventory management processes, testing changes to existing store layouts and remerchandising select business units in stores. The Company believes there is opportunity to increase conversion, by improving navigation and discovery throughout the store, including a customer friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

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

In light of the declining sales trends, the Company remains committed to right sizing its cost structure. The Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. At B&N Retail, the Company is focused on increasing store and supply chain productivity, streamlining operations and eliminating non-productive spend. At NOOK, the Company exited non-core businesses and outsourced certain functions, which enabled it to close its Santa Clara, CA and Taiwan offices. NOOK expects to continue to re-calibrate its cost structure commensurate with sales, further reducing its losses.

Results of Operations

The following tables summarize the Company’s results of operations for the 13 weeks ended July 29, 2017 compared with the 13 weeks ended July 30, 2016.

Sales

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Total	July 30, 2016	% of Total
B&N Retail	$830,036	97.3%	$881,713	96.5%
NOOK	29,500	3.5%	41,048	4.5%
Elimination	(6,220)	(0.7)%	(8,879)	(1.0)%

Total Sales	$853,316	100.0%	$913,882	100.0%

During the 13 weeks ended July 29, 2017, the Company’s sales decreased $60.6 million, or 6.6%, to $853.3 million from $913.9 million during the 13 weeks ended July 30, 2016. The changes by segment are as follows:

•	B&N Retail sales for the 13 weeks ended July 29, 2017 decreased $51.7 million, or 5.9%, to $830.0 million from $881.7 million during the same period one year ago, and accounted for 97.3% of total Company sales. Comparable store sales decreased $37.6 million, or 4.9%, as compared to the prior year on lower store traffic. Closed stores decreased sales by $9.0 million, while new stores increased sales by $3.8 million. Online sales decreased $7.1 million, or 11.3%, on lower promotional activity and comparisons to the prior year eBook settlement. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $1.0 million, or 12.0%, versus the prior year on lower coloring book sales.

Of the $37.6 million decrease in comparable store sales, book categories decreased sales by $14.1 million, or 2.8%, due primarily to declines in Bargain (primarily coloring books), Trade and Juvenile titles, while non-book core categories decreased sales by $21.1 million, or 8.8%. Comparable sales of NOOK® products at B&N Retail stores decreased $2.4 million, or 26.8%, primarily on lower average selling prices.

•	NOOK sales decreased $11.5 million, or 28.1%, to $29.5 million during the 13 weeks ended July 29, 2017 from $41.0 million during the 13 weeks ended July 30, 2016, and accounted for 3.5% of total Company sales. Digital content sales decreased $7.2 million, or 23.8%, compared to the prior year on lower unit sales, partially offset by higher average selling prices. Device and accessories sales decreased $4.3 million, or 40.3%, primarily on lower average selling prices, partially offset by higher unit sales. Prior year NOOK sales benefited from the eBook settlement and also included a favorable channel partner settlement.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $2.7 million, or 29.9%, versus the prior year. NOOK sales, net of elimination, accounted for 2.7% of total Company sales.

During the 13 weeks ended July 29, 2017, B&N Retail had no store openings and one store closing.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
B&N Retail	$591,146	71.2%	$623,426	70.7%
NOOK	14,909	50.5%	21,796	53.1%
Elimination	(6,220)	(21.1)%	(8,879)	(21.6)%

Total Cost of Sales and Occupancy	$599,835	70.3%	$636,343	69.6%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 29, 2017, cost of sales and occupancy decreased $36.5 million, or 5.7%, to $599.8 million from $636.3 million during the 13 weeks ended July 30, 2016. Cost of sales and occupancy increased as a percentage of sales to 70.3% from 69.6% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.2% from 70.7%, or 50 basis points, during the same period one year ago primarily on occupancy deleverage (65 basis points) and higher store markdowns (30 basis points). The remaining variance was attributable to sales mix and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 50.5% from 53.1% during the same period one year ago primarily due to lower occupancy costs, partially offset by a prior year favorable channel partner settlement.

Gross Profit

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
B&N Retail	$238,890	28.8%	$258,287	29.3%
NOOK	14,591	62.7%	19,252	59.8%

Total Gross Profit	$253,481	29.7%	$277,539	30.4%

The Company’s consolidated gross profit decreased $24.1 million, or 8.7%, to $253.5 million during the 13 weeks ended July 29, 2017 from $277.5 million during the 13 weeks ended July 30, 2016. This decrease was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
B&N Retail	$228,321	27.5%	$240,692	27.3%
NOOK	13,974	60.0%	27,199	84.6%

Total Selling and Administrative Expenses	$242,295	28.4%	$267,891	29.3%

Selling and administrative expenses decreased $25.6 million, or 9.6%, to $242.3 million during the 13 weeks ended July 29, 2017 from $267.9 million during the 13 weeks ended July 30, 2016. Selling and administrative expenses decreased as a percentage of sales to 28.4% from 29.3% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $12.4 million as compared to prior year. As a percent of sales, B&N Retail expenses increased 20 basis points primarily due to higher store payroll (110 basis points on store sales) on sales deleverage and wage increases, partially offset by lower severance costs (65 basis points) and lower eCommerce advertising expense (25 basis points). The remaining variance includes sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $13.2 million as compared to prior year, decreasing as a percentage of sales to 60.0% from 84.6% for the quarter. The prior year included severance and transitional costs of $7.2 million related to the outsourcing of certain services and the closure of NOOK’s California and Taiwan offices. Excluding these costs, the decrease in dollars was primarily attributable to continued cost rationalization efforts, including lower compensation expense, lower consulting costs and legal expenses, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
B&N Retail	$23,079	2.8%	$24,962	2.8%
NOOK	3,319	14.3%	6,075	18.9%

Total Depreciation and Amortization	$26,398	3.1%	$31,037	3.4%

During the 13 weeks ended July 29, 2017, depreciation and amortization decreased $4.6 million, or 14.9%, to $26.4 million from $31.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

Operating Loss

	13 weeks ended
Dollars in thousands	July 29, 2017	% of Sales	July 30, 2016	% of Sales
B&N Retail	$(12,510)	(1.5)%	$(7,367)	(0.8)%
NOOK	(2,702)	(11.6)%	(14,022)	(43.6)%

Total Operating Loss	$(15,212)	(1.8)%	$(21,389)	(2.3)%

The Company’s consolidated operating loss decreased $6.2 million, or 28.9%, to $15.2 million during the 13 weeks ended July 29, 2017 from $21.4 million during the 13 weeks ended July 30, 2016. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$2,040	$1,629	25.2%

Net interest expense and amortization of deferred financing fees increased $0.4 million, or 25.2%, to $2.0 million during the 13 weeks ended July 29, 2017 from $1.6 million during the 13 weeks ended July 30, 2016 on higher average borrowings.

Income Taxes

	13 weeks ended
Dollars in thousands	July 29, 2017	Effective Rate	July 30, 2016	Effective Rate
Income Taxes	$(6,474)	37.5%	$(8,602)	37.4%

The Company recorded an income tax benefit of $6.5 million during the 13 weeks ended July 29, 2017 compared with an income tax benefit of $8.6 million during the 13 weeks ended July 30, 2016. The Company’s effective tax rate was 37.5% and 37.4% for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. The Company’s effective tax rate for the 13 weeks ended July 29, 2017 and July 30, 2016 differs from the statutory rate due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and state tax provision, net of federal benefit. The Company continues to maintain a valuation allowance against certain state items.

During the 13 weeks ended July 29, 2017, the Company recognized $0.6 million tax expense as a result of the adoption of ASU 2016-09, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the consolidated statement of operations as discrete in the reporting period in which they occur. Additionally, the Company recorded unrecognized excess tax benefits of $1.8 million as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at July 29, 2017 could decrease by approximately $3.6 million within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Net Loss

	13 weeks ended
Dollars in thousands	July 29, 2017	July 30, 2016
Net Loss	$(10,778)	$(14,416)

As a result of the factors discussed above, the Company reported consolidated net loss of $10.8 million during the 13 weeks ended July 29, 2017, compared with consolidated net loss of $14.4 million during the 13 weeks ended July 30, 2016.

Critical Accounting Policies

During the first quarter of fiscal 2018, except for the adoption of ASU 2016-09, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives including but not limited to new store concepts and eCommerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 29, 2017, the Company’s cash and cash equivalents totaled approximately $12.0 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the first quarter of fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the first quarter of fiscal 2018.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $84.1 million at July 29, 2017 and $64.6 million at July 30, 2016. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.1 million in the first quarter of fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.1 million in the first quarter of fiscal 2018.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, and that appeal is currently being briefed. No hearing date has been established by the Court.

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

Adrea LLC v. Barnes & Noble, Inc., barnesandnoble.com llc and NOOK Media LLC

As previously reported, final judgment has been rendered in this case and there has been no appeal by either party on the merits. The final judgment, plus postjudgment interest, totaling $284,000 has been paid in full during the second quarter of fiscal 2018. Litigation continues with respect to the award of costs to the plaintiff in the amount of $45,000. Barnes & Noble does not intend to report on this case in future periodic reports in light of the immateriality of this amount.

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015 (Case No.: 160503426), alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania (Case No.: 16-4034). Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas (Case No.: 161003213), where it is currently pending. The re-filed complaint alleges only claims of unpaid overtime under Pennsylvania law and alleges class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania. On June 22, 2017, Ms. Hartpence filed an additional, separate action in Philadelphia County Court of Common Pleas (Case No.: 170602515) in which she repeats her allegations under Pennsylvania law and asserts a similar claim for unpaid wages under New Jersey law, purportedly on behalf of herself and others similarly situated.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York (Case No.: 16-7333) in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. Since the commencement of the action, nine former Café Managers have filed consent forms to join the action as plaintiffs. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video

Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2017 – May 27, 2017	—	$—	—	$50,000,000
May 28, 2017 – July 1, 2017	—	$—	—	$50,000,000
July 2, 2017 – July 29, 2017	61,536	$7.40	—	$50,000,000

Total	61,536	$7.40	—

(a)	The shares on this table above represent shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase shares under this plan during the 13 weeks ended July 29, 2017. During the 13 weeks ended July 30, 2016, the Company repurchased 830,583 shares at a cost of $9.7 million under the prior repurchase plan. The Company has remaining capacity of $50.0 million under the new repurchase program as of July 29, 2017.

As of July 29, 2017, the Company has repurchased 39,558,301 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

Item 6.	Exhibits

Exhibits filed with this Form 10-Q:

10.1	Retention Bonus Agreement, dated February 7, 2014, between the Company and Mary Amicucci.

10.2	Letter Agreement, dated January 7, 2016, between the Company and Mary Amicucci.

10.3	Barnes & Noble, Inc. 2017 Incentive Compensation Plan, Vice President, Merchandising.

10.4	Consulting Agreement, dated July 18, 2017, between the Company and David Deason.

10.5	Form of Performance-Based Stock Unit Award Agreement pursuant to the Company’s Amended & Restated 2009 Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Peter M. Herpich
Vice President and Corporate Controller
(principal accounting officer)

September 7, 2017

EXHIBIT INDEX

10.1	Retention Bonus Agreement, dated February 7, 2014, between the Company and Mary Amicucci.

10.2	Letter Agreement, dated January 7, 2016, between the Company and Mary Amicucci.

10.3	Barnes & Noble, Inc. 2017 Incentive Compensation Plan, Vice President, Merchandising.

10.4	Consulting Agreement, dated July 18, 2017, between the Company and David Deason.

10.5	Form of Performance-Based Stock Unit Award Agreement pursuant to the Company’s Amended & Restated 2009 Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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