Form 10-Q
period 2017-10-28
BARNES & NOBLE INC
filed 2017-11-30
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

As of October 31, 2017, 72,786,736 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 140,840 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 28, 2017

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales	$791,117	858,548	$1,644,433	1,772,430
Cost of sales and occupancy	562,422	603,173	1,162,257	1,239,516

Gross profit	228,695	255,375	482,176	532,914

Selling and administrative expenses	253,728	254,646	496,023	522,537
Depreciation and amortization	27,199	29,994	53,597	61,031

Operating loss	(52,232)	(29,265)	(67,444)	(50,654)
Interest expense, net and amortization of deferred financing fees	2,678	1,961	4,718	3,590

Loss before taxes	(54,910)	(31,226)	(72,162)	(54,244)
Income taxes	(24,816)	(10,817)	(31,290)	(19,419)

Net loss	$(30,094)	(20,409)	$(40,872)	(34,825)

Loss per common share:
Basic	$(0.41)	(0.29)	$(0.56)	(0.49)
Diluted	$(0.41)	(0.29)	$(0.56)	(0.49)
Weighted average common shares outstanding:
Basic	72,597	72,212	72,525	72,558
Diluted	72,597	72,212	72,525	72,558
Dividends declared per common share	$0.15	0.15	$0.30	0.30

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss	$(30,094)	(20,409)	$(40,872)	(34,825)
Other comprehensive income, net of tax:
Decrease in postretirement plan liability (net of deferred tax expense of $0, $0, $0 and $30, respectively)	—	—	—	47

Total comprehensive loss	$(30,094)	(20,409)	$(40,872)	(34,778)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 28, 2017	October 29, 2016	April 29, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,324	11,365	11,993
Receivables, net	73,903	75,744	67,294
Merchandise inventories, net	1,177,080	1,218,822	946,909
Prepaid expenses and other current assets	141,244	129,404	101,816

Total current assets	1,403,551	1,435,335	1,128,012

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,076,591	1,062,377	1,072,007
Fixtures and equipment	1,644,472	1,592,849	1,608,433

	2,723,604	2,657,767	2,682,981
Less accumulated depreciation and amortization	2,451,675	2,369,074	2,406,859

Net property and equipment	271,929	288,693	276,122

Goodwill	207,381	211,276	207,381
Intangible assets, net	309,860	310,543	310,205
Other non-current assets	9,967	11,916	11,201

Total assets	$2,202,688	2,257,763	1,932,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656,620	717,220	473,686
Accrued liabilities	280,905	311,150	283,157
Gift card liabilities	327,217	344,044	351,424

Total current liabilities	1,264,742	1,372,414	1,108,267

Long-term debt	242,833	191,423	64,900
Deferred taxes	83,785	54,290	86,132
Other long-term liabilities	95,155	110,844	99,311
Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 112,226, 111,560 and 111,933 shares issued, respectively	112	112	112
Additional paid-in capital	1,745,822	1,741,120	1,741,380
Accumulated other comprehensive income	315	198	315
Retained earnings	(108,383)	(81,319)	(46,425)
Treasury stock, at cost, 39,580, 39,741 and 39,497 shares, respectively	(1,121,693)	(1,131,319)	(1,121,071)

Total shareholders’ equity	516,173	528,792	574,311

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$2,202,688	2,257,763	1,932,921

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 28, 2017

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 29, 2017	$112	1,741,380	315	(46,425)	(1,121,071)	$574,311

Adoption of ASU 2016-09 (see Note 18)	—	1,310	—	1,037	—	2,347
Net loss	—	—	—	(40,872)	—	(40,872)
Stock-based compensation expense	—	3,132	—	—	—	3,132
Cash dividends declared	—	—	—	(21,800)	—	(21,800)
Accrued dividends for long-term incentive awards	—	—	—	(323)	—	(323)
Purchase of treasury stock related to stock-based compensation, 83 shares	—	—	—	—	(622)	(622)

Balance at October 28, 2017	$112	1,745,822	315	(108,383)	(1,121,693)	$516,173

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net loss	$(40,872)	(34,825)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	54,574	62,000
Stock-based compensation expense	3,132	3,162
Loss on disposal of property and equipment	509	974
Net decrease in other long-term liabilities	(4,156)	(3,263)
Net decrease in other non-current assets	221	1,201
Changes in operating assets and liabilities, net	(119,903)	(80,985)

Net cash flows used in operating activities	(106,495)	(51,736)

Cash flows from investing activities:
Purchases of property and equipment	(49,532)	(51,737)

Net cash flows used in investing activities	(49,532)	(51,737)

Cash flows from financing activities:
Proceeds from credit facility	608,833	645,423
Payments on credit facility	(430,900)	(501,200)
Cash dividends paid	(21,779)	(22,104)
Treasury stock repurchase plan	—	(19,788)
Purchase of treasury stock related to stock-based compensation	(622)	(1,093)
Payment of new credit facility related fees	—	(474)
Proceeds from exercise of common stock options	—	312
Cash dividends paid for long-term incentive awards	(174)	(76)

Net cash flows provided by financing activities	155,358	101,000

Net decrease in cash and cash equivalents	(669)	(2,473)
Cash and cash equivalents at beginning of period	11,993	13,838

Cash and cash equivalents at end of period	$11,324	11,365

Changes in operating assets and liabilities, net:
Receivables, net	$(6,609)	49,173
Merchandise inventories, net	(230,171)	(285,099)
Prepaid expenses and other current assets	(39,428)	(23,522)
Accounts payable, accrued liabilities and gift card liabilities	156,305	178,463

Changes in operating assets and liabilities, net	$(119,903)	(80,985)

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,556	2,491
Income taxes (net of refunds)	$(113)	2,145
Non-cash financing activity:
Accrued cash dividends	$21	—
Accrued dividends for long-term incentive awards	$726	415

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 28, 2017 and October 29, 2016

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 28, 2017 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 29, 2017 (fiscal 2017).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 28, 2017 are not indicative of the results expected for the 52 weeks ending April 28, 2018 (fiscal 2018).

1.	EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95,707 in total credits as a result of the settlement, which was funded by Apple. If a customer’s credit was not used to make a purchase by June 24, 2017, the entire credit would have expired. The program concluded on July 1, 2017, through which date the Company’s customers had activated $60,397 in credits, of which $55,735 were redeemed. No balances were due from the Apple settlement fund as of October 28, 2017 related to this portion of the program.

On September 7, 2017, the court approved redistribution of remaining funds from the Apple settlement. Customers who redeemed some or all of their credits from the first distribution that concluded on July 1, 2017 were eligible to receive additional credits in October 2017. The Company’s customers were entitled to $14,815 in total credits as a result of the redistribution. These credits are funded by Apple and will expire on April 20, 2018. The Company estimated total activations of $9,000, which are recorded as a liability to customers to the extent they have not yet been activated and as a receivable from the Apple settlement fund to the extent they have not yet been reimbursed. As of October 28, 2017, the Company’s customers had activated $3,807 in credits, of which $2,331 were redeemed. Total receivables from the Apple settlement fund were $9,000 as of October 28, 2017.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of October 28, 2017, October 29, 2016 and April 29, 2017 was $119, $354 and $226, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

5.	Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $8,610 and $10,622 during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively. Amortization of previously capitalized amounts was $5,471 and $6,154 during the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $10,845 and $12,749 during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

Basic earnings per common share are calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or two-class method. Other potentially dilutive securities include preferred stock, stock options, restricted stock units granted after July 15, 2015, and performance-based stock units and are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended October 28, 2017 and October 29, 2016 and the 26 weeks ended October 28, 2017 and October 29, 2016, participating securities in the amounts of 116,574, 1,224,579, 113,480 and 1,305,303, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 67,644, 126,282, 38,030 and 166,327 for the 13 weeks ended October 28, 2017 and October 29, 2016 and the 26 weeks ended October 28, 2017 and October 29, 2016, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator for basic loss per share:
Net loss	$(30,094)	(20,409)	$(40,872)	(34,825)
Less allocation of dividends to participating securities	(27)	(188)	(38)	(391)

Net loss available to common shareholders	$(30,121)	(20,597)	$(40,910)	(35,216)

Numerator for diluted loss per share:
Net loss available to common shareholders	$(30,121)	(20,597)	$(40,910)	(35,216)

Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	72,597	72,212	72,525	72,558

Loss per common share:
Basic	$(0.41)	(0.29)	$(0.56)	(0.49)
Diluted	$(0.41)	(0.29)	$(0.56)	(0.49)

7.	Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 632 bookstores as of October 28, 2017, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
B&N Retail	$769,709	830,719	$1,599,745	1,712,432
NOOK	25,964	35,042	55,464	76,090
Elimination (a)	(4,556)	(7,213)	(10,776)	(16,092)

Total	$791,117	858,548	$1,644,433	1,772,430

Sales by Product Line	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Media (b)	71%	71%	72%	71%
Digital (c)	3%	4%	3%	4%
Other (d)	26%	25%	25%	25%

Total	100%	100%	100%	100%

Depreciation and Amortization	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
B&N Retail	$24,117	24,558	$47,196	49,520
NOOK	3,082	5,436	6,401	11,511

Total	$27,199	29,994	$53,597	61,031

Operating Loss	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
B&N Retail	$(49,311)	(21,083)	$(61,821)	(28,450)
NOOK	(2,921)	(8,182)	(5,623)	(22,204)

Total	$(52,232)	(29,265)	$(67,444)	(50,654)

Capital Expenditures	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
B&N Retail	$27,045	27,381	$45,944	49,207
NOOK	1,782	1,554	3,588	2,530

Total	$28,827	28,935	$49,532	51,737

Total Assets (e)	October 28, 2017	October 29, 2016
B&N Retail	$2,174,430	2,134,004
NOOK (f)	28,258	123,759

Total	$2,202,688	2,257,763

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes Toys & Games, café products, gifts and miscellaneous other.
(e)	Excludes intercompany balances.
(f)	Decrease in assets is related to the net tax receivable position.

A reconciliation of operating loss from reportable segments to loss before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Reportable segments operating loss	$(52,232)	(29,265)	$(67,444)	(50,654)
Interest expense, net and amortization of deferred financing costs	2,678	1,961	4,718	3,590

Consolidated loss before taxes	$(54,910)	(31,226)	$(72,162)	(54,244)

8.	Intangible Assets and Goodwill

		As of October 28, 2017
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,200)	$510
Other	3-10	6,494	(6,438)	56

		$17,204	(16,638)	$566

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of October 28, 2017	$309,860

		As of October 29, 2016
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,793)	$917
Distribution contracts	10	8,325	(8,053)	272
Other	3-10	6,395	(6,335)	60

		$25,430	(24,181)	$1,249

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of October 29, 2016	$310,543

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 26 weeks ended October 28, 2017	$382
For the 26 weeks ended October 29, 2016	$381

Estimated Amortization Expense
(12 months ending on or about April 30)
2018	$617
2019	$331

The carrying amount of goodwill was $207,381 and $211,276 as of October 28, 2017 and October 29, 2016, respectively.

9.	Gift Cards

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

The Company recognized gift card breakage of $4,858 and $4,835 during the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $9,727 and $9,756 during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively. The Company had gift card liabilities of $327,217 and $344,044 as of October 28, 2017 and October 29, 2016, respectively.

10.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, long-term insurance liabilities and asset retirement obligations. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses, long-term deferred revenues and a health care and life insurance plan for certain retired employees. The Company had the following other long-term liabilities at October 28, 2017, October 29, 2016 and April 29, 2017:

	October 28, 2017	October 29, 2016	April 29, 2017
Deferred rent	$55,150	63,741	59,142
Tax liabilities and reserves	8,711	13,758	8,711
Insurance liabilities	14,162	15,296	14,225
Asset retirement obligations	12,538	12,819	11,482
Other	4,594	5,230	5,751

Total other long-term liabilities	$95,155	110,844	99,311

11.	Income Taxes

The Company recorded an income tax benefit of $24,816 on a pre-tax loss of $54,910 during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 45.2%. The Company recorded an income tax benefit of $10,817 on a pre-tax loss of $31,226 during the 13 weeks ended October 29, 2016, which represented an effective income tax rate of 34.6%. The Company’s effective tax rates for the 13 weeks ended October 28, 2017 and October 29, 2016 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and state tax provision, net of federal benefit. The change in effective tax rates for the 13 weeks ended October 28, 2017 and October 29, 2016 was due to changes in uncertain tax positions and return to provision adjustments.

The Company recorded an income tax benefit of $31,290 on a pre-tax loss of $72,162 during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 43.4%. The Company recorded an income tax benefit of $19,419 on a pre-tax loss of $54,244 during the 26 weeks ended October 29, 2016, which represented an effective income tax rate of 35.8%. The Company’s effective tax rates for the 26 weeks ended October 28, 2017 and October 29, 2016 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and state tax provision, net of federal benefit. The change in effective tax rates for the 26 weeks ended October 28, 2017 and October 29, 2016 was due to changes in uncertain tax positions and return to provision adjustments. The Company continues to maintain a valuation allowance against certain state items.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at October 28, 2017 could decrease by approximately $3,551 within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

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

The Company had $242,833 and $191,423 of outstanding debt under the Credit Facility as of October 28, 2017 and October 29, 2016, respectively. The Company had $36,733 and $46,895 of outstanding letters of credit under the Credit Facility as of October 28, 2017 and October 29, 2016, respectively.

14.	Stock-Based Compensation

For the 13 and 26 weeks ended October 28, 2017 and October 29, 2016, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Restricted Stock Expense	$237	280	$447	490
Restricted Stock Units Expense	1,079	(451)	1,988	2,110
Performance-Based Stock Unit Expense	493	258	697	562

Stock-Based Compensation Expense	$1,809	87	$3,132	3,162

15.	Defined Contribution Plan

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,789 and $2,774 for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $5,838 and $6,161 for the 26 weeks ended October 28, 2017 and October 29, 2016, respectively.

16.	Shareholders’ Equity

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50,000 of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase shares under this plan during the 13 and 26 weeks ended October 28, 2017. During the 13 and 26 weeks ended October 29, 2016, the Company repurchased 878,195 shares at a cost of $10,045 and 1,708,778 shares at a cost of $19,788, respectively, under the prior repurchase plan. The Company has remaining capacity of $50,000 under the new repurchase program as of October 28, 2017.

As of October 28, 2017, the Company has repurchased 39,580,151 shares at a cost of approximately $1,087,036 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

With respect to the legal matters described below, the Company has determined, based on its current knowledge, that the amount of loss or range of loss that is reasonably possible, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

The following is a discussion of the material legal matters involving the Company.

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. The appeal is fully briefed, and the Court has set the matter for oral argument on December 6, 2017.

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

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015, alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania. Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas, where it is currently pending. The re-filed complaint alleges only claims of unpaid overtime under Pennsylvania law and alleges class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania. On June 22, 2017, Ms.

Hartpence filed an additional, separate action in Philadelphia County Court of Common Pleas in which she repeats her allegations under Pennsylvania law and asserts a similar claim for unpaid wages under New Jersey law, purportedly on behalf of herself and others similarly situated. The Court consolidated the two pending cases on November 1, 2017.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice. There are currently 16 former Café Managers who have joined the action as opt-in plaintiffs.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction. On November 20, 2017, the magistrate judge issued its report and recommendation that the Court grant B&N’s motion to compel arbitration and stay all proceedings.

18.	Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this standard do not include new disclosure requirements; however, existing disclosure requirements might be applicable. The Company will be required to adopt ASU 2016-16 as of April 29, 2018 using a modified retrospective approach. Early adoption is permitted. The Company does not anticipate the adoption of this standard to have a material impact on its consolidated financial statements.

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

The Company adopted ASU 2016-09 during the first quarter ended July 29, 2017. Accordingly, the primary effects of the adoption are as follows: 1) excess tax expense of $338 and $904, respectively, were recorded during the 13 and 26 weeks ended October 28, 2017 related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation settlements, 2) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $1,823 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, 3) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1,310 increase to additional paid-in capital, a $786 reduction to retained earnings, and a $524 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and 4) $14 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the 26 weeks ended October 29, 2016, in the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently anticipates early adoption of ASU 2016-02 effective April 29, 2018 in conjunction with the adoption of ASU 2014-09. While the Company’s ability to early adopt depends on system readiness and completing the Company’s analysis of information necessary to restate prior period consolidated financial statements, the Company remains on schedule and has implemented key system functionality to enable the preparation of restated financial information. The Company is currently evaluating the provisions of this standard and assessing its existing lease portfolio in order to determine the impact on its accounting systems, processes and internal controls over financial reporting. The Company expects the adoption of this standard will result in a significant increase to its long-term assets and liabilities on its consolidated balance sheet. However, the Company does not expect adoption will have a material impact on its consolidated statement of operations and cash flows.

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

The Company had $242.8 million and $191.4 million of outstanding debt under the Credit Facility as of October 28, 2017 and October 29, 2016, respectively. The Company had $36.7 million and $46.9 million of outstanding letters of credit under the Credit Facility as of October 28, 2017 and October 29, 2016, respectively.

Cash Flows

The Company’s cash and cash equivalents were $11.3 million as of October 28, 2017, compared with $11.4 million as of October 29, 2016. The decrease in cash and cash equivalents of $0.1 million versus the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows used in operating activities were $106.5 million for the 26 weeks ended October 28, 2017 as compared to $51.7 million for the 26 weeks ended October 29, 2016. The unfavorable year-over-year comparison was primarily attributable to changes in working capital.

Net cash flows used in investing activities were $49.5 million for the 26 weeks ended October 28, 2017 as compared to $51.7 million for the 26 weeks ended October 29, 2016. The Company’s investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives, new store construction and enhancements to systems and the website.

Net cash flows provided by financing activities were $155.4 million for the 26 weeks ended October 28, 2017 as compared to $101.0 million for the 26 weeks ended October 29, 2016. The Company’s financing activities during the 26 weeks ended October 28, 2017 consisted primarily of net proceeds on the Credit Facility, offset by common dividends. Financing activities during the 26 weeks ended October 29, 2016 consisted primarily of net proceeds from the Credit Facility, offset by common dividends and share repurchases.

Over the past 12 months, the Company has returned $47.1 million in cash to its shareholders through share repurchases and dividends. Since July 2015, the Company has returned $161.7 million in cash to its shareholders through share repurchases and dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $1.8 million, or 2.4%, to $73.9 million as of October 28, 2017, compared to $75.7 million as of October 29, 2016.

•	Merchandise inventories, net decreased $41.7 million, or 3.4%, to $1.177 billion as of October 28, 2017, compared to $1.219 billion as of October 29, 2016.

•	Prepaid expenses and other current assets increased $11.8 million, or 9.1%, to $141.2 million as of October 28, 2017, compared to $129.4 million as of October 29, 2016 primarily on income tax differences.

•	Property and equipment, net decreased $16.8 million, or 5.8%, to $271.9 million as of October 28, 2017, compared to $288.7 million as of October 29, 2016, as depreciation outpaced capital expenditures.

•	Intangible assets, net decreased $0.7 million, or 0.2%, to $309.9 million as of October 28, 2017, compared to $310.5 million as of October 29, 2016, on additional amortization.

•	Other non-current assets decreased $1.9 million, or 16.4%, to $10.0 million as of October 28, 2017, compared to $11.9 million as of October 29, 2016.

•	Accounts payable decreased $60.6 million, or 8.4%, to $656.6 million as of October 28, 2017, compared to $717.2 million as of October 29, 2016. Accounts payable represented 55.8% and 58.8% of merchandise inventories as of October 28, 2017 and October 29, 2016, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $30.2 million, or 9.7%, to $280.9 million as of October 28, 2017, compared to $311.2 million as of October 29, 2016. Accrued liabilities include the eBook settlement, deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities decreased $16.8 million, or 4.9%, to $327.2 million as of October 28, 2017, compared to $344.0 million as of October 29, 2016. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $4.9 million and $4.8 million during the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $9.7 million and $9.8 million during the 26 weeks ended October 28, 2017 and October 29, 2016, respectively. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Deferred taxes increased $29.5 million, or 54.3%, to $83.8 million as of October 28, 2017, compared to $54.3 million as of October 29, 2016, due primarily to recurring movement in temporary differences.

•	Other long-term liabilities decreased $15.7 million, or 14.2%, to $95.2 million as of October 28, 2017, compared to $110.8 million as of October 29, 2016, due to lower deferred rent and lower tax reserves.

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

Business Overview

Barnes & Noble has been experiencing declining sales trends due primarily to lower store traffic and the challenging retail environment. The Company’s book sales trends have been improving, while sales in non-book categories have been declining. Despite the sales declines, the Company has been able to sustain profit levels on cost reductions. While the Company believes it has lost share on its recent sales performance, it also sees opportunities in an industry that has become more stable.

To grow sales, the Company will leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast book selection and retail footprint to attract customers to its omni-channel offerings. Merchandising initiatives are focused on increasing the number of value offers, narrowing product assortments, improving SKU productivity, improving inventory management processes, testing changes to existing store layouts and remerchandising select business units in stores. The Company believes there is opportunity to increase conversion through higher customer engagement and by improving navigation and discovery throughout the store, including a customer friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

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

BN.com and NOOK are important components of the Company’s omni-channel strategy. The Company believes that in the long term, enhancements to its BN.com platform will enable it to be more competitive in the marketplace. The Company continues to improve its overall eCommerce user experience across channels, including desktop, tablet, mobile and app based, with the goal of providing a great device agnostic user experience. For customers interested in eBooks, the Company continues to judiciously bring new NOOK® devices and apps to market.

The Company’s Member Program provides the Company with valuable data and insights into its customer base, enabling the Company to better understand and market to its customers. Members are more productive than non-members, as they spend more and visit more often. The Company continues to test programs to grow sales to both members and non-members, increase membership, improve price perception and enhance its overall customer value proposition.

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

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 26 weeks ended October 28, 2017 compared with the 13 and 26 weeks ended October 29, 2016.

Sales

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Total	October 29, 2016	% of Total	October 28, 2017	% of Total	October 29, 2016	% of Total
B&N Retail	$769,709	97.3%	$830,719	96.8%	$1,599,745	97.3%	$1,712,432	96.6%
NOOK	25,964	3.3%	35,042	4.1%	55,464	3.4%	76,090	4.3%
Elimination	(4,556)	(0.6)%	(7,213)	(0.8)%	(10,776)	(0.7)%	(16,092)	(0.9)%

Total Sales	$791,117	100.0%	$858,548	100.0%	$1,644,433	100.0%	$1,772,430	100.0%

During the 13 weeks ended October 28, 2017, the Company’s sales decreased $67.4 million, or 7.9%, to $791.1 million from $858.5 million during the 13 weeks ended October 29, 2016. The changes by segment are as follows:

•	B&N Retail sales for the 13 weeks ended October 28, 2017 decreased $61.0 million, or 7.3%, to $769.7 million from $830.7 million during the same period one year ago, and accounted for 97.3% of total Company sales. Comparable store sales decreased $44.5 million, or 6.3%, as compared to the prior year on lower store traffic. Approximately half of the decline in comparable stores sales is attributable to the prior year release of Harry Potter and the Cursed Child. Closed stores decreased sales by $7.3 million, while new stores increased sales by $3.6 million. Online sales decreased $12.7 million, or 17.7%, on sales of Harry Potter and the Cursed Child in the prior year, lower promotional activity and comparisons to the prior year eBook settlement. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $0.8 million, or 6.8%, versus the prior year.

Of the $44.5 million decrease in comparable store sales, book categories decreased sales by $26.9 million, or 5.8%, due primarily to declines in Juvenile as the prior year included the release of Harry Potter and the Cursed Child, Bargain (primarily coloring books) and Trade titles. Excluding Harry Potter and the Cursed Child and coloring books, comparable store sales of books were essentially flat. Non-book core categories decreased sales by $14.9 million, or 6.5%, across most departments. Comparable sales of NOOK® products at B&N Retail stores decreased $2.7 million, or 35.3%, primarily on lower device unit volume and lower average selling prices.

•	NOOK sales decreased $9.1 million, or 25.9%, to $26.0 million during the 13 weeks ended October 28, 2017 from $35.0 million during the 13 weeks ended October 29, 2016, and accounted for 3.3% of total Company sales. Digital content sales decreased $5.8 million, or 21.4%, compared to the prior year on lower unit sales. Device and accessories sales decreased $3.3 million, or 41.7%, primarily on lower average selling prices and lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $2.7 million, or 36.8%, versus the prior year. NOOK sales, net of elimination, accounted for 2.7% of total Company sales.

During the 13 weeks ended October 28, 2017, B&N Retail had no store openings and no store closings.

During the 26 weeks ended October 28, 2017, the Company’s sales decreased $128.0 million, or 7.2%, to $1.644 billion from $1.772 billion during the 26 weeks ended October 29, 2016. The changes by segment are as follows:

•	B&N Retail sales for the 26 weeks ended October 28, 2017 decreased $112.7 million, or 6.6%, to $1.600 billion from $1.712 billion during the same period one year ago, and accounted for 97.3% of total Company sales. Comparable store sales decreased $82.1 million, or 5.6%, as compared to the prior year on lower store traffic and comparisons to the prior year release of Harry Potter and the Cursed Child. Closed stores decreased sales by $16.3 million, while new stores increased sales by $7.3 million. Online sales decreased $19.8 million, or 14.7%, on sales of Harry Potter and the Cursed Child in the prior year, lower promotional activity and comparisons to the prior year eBook settlement. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which decreased by $1.8 million, or 9.0%, versus the prior year on lower coloring book sales.

Of the $82.1 million decrease in comparable store sales, book categories decreased sales by $41.0 million, or 4.2%, due primarily to declines in Juvenile as the prior year included the release of Harry Potter and the Cursed Child, Bargain (primarily coloring books) and, to a lesser extent, Trade titles. Non-book core categories decreased sales by $36.0 million, or 7.6%, across most departments. Comparable sales of NOOK® products at B&N Retail stores decreased $5.1 million, or 30.7%, primarily on lower average selling prices due to product mix and lower device unit volume.

•	NOOK sales decreased $20.6 million, or 27.1%, to $55.5 million during the 26 weeks ended October 28, 2017 from $76.1 million during the 26 weeks ended October 29, 2016, and accounted for 3.4% of total Company sales. Digital content sales decreased $13.0 million, or 22.7%, compared to the prior year primarily on lower unit sales. Device and accessories sales decreased $7.6 million, or 40.9%, primarily on lower average selling prices and lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $5.3 million, or 33.0%, versus the prior year. NOOK sales, net of elimination, accounted for 2.7% of total Company sales.

During the 26 weeks ended October 28, 2017, B&N Retail had no store openings and one store closing.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
B&N Retail	$555,273	72.1%	$591,784	71.2%	$1,146,419	71.7%	$1,215,210	71.0%
NOOK	11,705	45.1%	18,602	53.1%	26,614	48.0%	40,398	53.1%
Elimination	(4,556)	(17.5)%	(7,213)	(20.6)%	(10,776)	(19.4)%	(16,092)	(21.1)%

Total Cost of Sales and Occupancy	$562,422	71.1%	$603,173	70.3%	$1,162,257	70.7%	$1,239,516	69.9%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 28, 2017, cost of sales and occupancy decreased $40.8 million, or 6.8%, to $562.4 million from $603.2 million during the 13 weeks ended October 29, 2016. Cost of sales and occupancy increased as a percentage of sales to 71.1% from 70.3% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 72.1% from 71.2%, or 90 basis points, during the same period one year ago primarily on occupancy deleverage (85 basis points). Store markdowns included a heavier concentration of higher discount member sales, partially offset by the prior year discounts on Harry Potter and the Cursed Child. The remaining variance was attributable to timing differences and sales deleverage.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 45.1% from 53.1% during the same period one year ago primarily due to favorable sales mix and lower occupancy costs.

During the 26 weeks ended October 28, 2017, cost of sales and occupancy decreased $77.3 million, or 6.2%, to $1.162 billion from $1.240 billion during the 26 weeks ended October 29, 2016. Cost of sales and occupancy increased as a percentage of sales to 70.7% from 69.9% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.7% from 71.0%, or 70 basis points, during the same period one year ago primarily on occupancy deleverage (75 basis points). Store markdowns included a heavier concentration of higher discount member sales, partially offset by the prior year discounts on Harry Potter and the Cursed Child. The remaining variance was attributable to sales mix and general timing differences.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 48.0% from 53.1% during the same period one year ago primarily due to lower occupancy costs.

Gross Profit

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
B&N Retail	$214,436	27.9%	$238,935	28.8%	$453,326	28.3%	$497,222	29.0%
NOOK	14,259	66.6%	16,440	59.1%	28,850	64.6%	35,692	59.5%

Total Gross Profit	$228,695	28.9%	$255,375	29.7%	$482,176	29.3%	$532,914	30.1%

The Company’s consolidated gross profit decreased $26.7 million, or 10.4%, to $228.7 million during the 13 weeks ended October 28, 2017 from $255.4 million during the 13 weeks ended October 29, 2016. This change was due to the matters discussed above.

The Company’s consolidated gross profit decreased $50.7 million, or 9.5%, to $482.2 million during the 26 weeks ended October 28, 2017 from $532.9 million during the 26 weeks ended October 29, 2016. This change was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
B&N Retail	$239,630	31.1%	$235,460	28.3%	$467,951	29.3%	$476,152	27.8%
NOOK	14,098	65.9%	19,186	68.9%	28,072	62.8%	46,385	77.3%

Total Selling and Administrative Expenses	$253,728	32.1%	$254,646	29.7%	$496,023	30.2%	$522,537	29.5%

Selling and administrative expenses decreased $0.9 million, or 0.4%, to $253.7 million during the 13 weeks ended October 28, 2017 from $254.6 million during the 13 weeks ended October 29, 2016. Selling and administrative expenses increased as a percentage of sales to 32.1% from 29.7% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses increased $4.2 million as compared to prior year, or an increase of 280 basis points as a percentage of sales to 31.1% from 28.3%, largely deleveraging due to the lower sales volume and seasonality of the business. Store payroll increased 100 basis points (on store sales) on sales deleverage and wage increases. The current year also included increased professional fees to support strategic initiatives (60 basis points), higher employee benefit costs (55 basis points) on higher medical claims and higher eCommerce expenses (25 basis points). These increases were partially offset by prior year severance charges (55 basis points). The remaining variance was attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $5.1 million as compared to prior year, decreasing as a percentage of sales to 65.9% from 68.9% for the quarter primarily attributable to continued cost rationalization efforts, including lower compensation expense, lower advertising expense and lower variable costs on the sales decline, partially offset by higher legal expenses.

Selling and administrative expenses decreased $26.5 million, or 5.1%, to $496.0 million during the 26 weeks ended October 28, 2017 from $522.5 million during the 26 weeks ended October 29, 2016. Selling and administrative expenses increased as a percentage of sales to 30.2% from 29.5% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $8.2 million as compared to prior year. As a percent of sales, B&N Retail expenses increased 145 basis points as a percentage of sales to 29.3% from 27.8% primarily due to higher store payroll (105 basis points on store sales) on sales deleverage and wage increases, higher employee benefit costs (35 basis points) on higher medical claims, increased professional fees to support strategic initiatives (30 basis points) and higher website expenses (15 basis points). These increases were partially offset by lower severance costs (60 basis points). The remaining variance was attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $18.3 million as compared to prior year, decreasing as a percentage of sales to 62.8% from 77.3% for the quarter. The prior year included severance and transitional costs of $8.0 million related to the outsourcing of certain services and the closure of NOOK’s California and Taiwan offices. Excluding these costs, the decrease in dollars was primarily attributable to continued cost rationalization efforts, including lower compensation expense, lower severance, consulting, advertising and legal costs, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
B&N Retail	$24,117	3.1%	$24,558	3.0%	$47,196	3.0%	$49,520	2.9%
NOOK	3,082	14.4%	5,436	19.5%	6,401	14.3%	11,511	19.2%

Total Depreciation and Amortization	$27,199	3.4%	$29,994	3.5%	$53,597	3.3%	$61,031	3.4%

During the 13 weeks ended October 28, 2017, depreciation and amortization decreased $2.8 million, or 9.3%, to $27.2 million from $30.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

During the 26 weeks ended October 28, 2017, depreciation and amortization decreased $7.4 million, or 12.2%, to $53.6 million from $61.0 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

Operating Loss

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	% of Sales	October 29, 2016	% of Sales	October 28, 2017	% of Sales	October 29, 2016	% of Sales
B&N Retail	$(49,311)	(6.4)%	$(21,083)	(2.5)%	$(61,821)	(3.9)%	$(28,450)	(1.7)%
NOOK	(2,921)	(13.6)%	(8,182)	(29.4)%	(5,623)	(12.6)%	(22,204)	(37.0)%

Total Operating Loss	$(52,232)	(6.6)%	$(29,265)	(3.4)%	$(67,444)	(4.1)%	$(50,654)	(2.9)%

The Company’s consolidated operating loss increased $23.0 million, or 78.5%, to $52.2 million during the 13 weeks ended October 28, 2017 from $29.3 million during the 13 weeks ended October 29, 2016. This change was due to the matters discussed above.

The Company’s consolidated operating loss increased $16.8 million, or 33.1%, to $67.4 million during the 26 weeks ended October 28, 2017 from $50.7 million during the 26 weeks ended October 29, 2016. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	% of Change	October 28, 2017	October 29, 2016	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$2,678	$1,961	36.6%	$4,718	$3,590	31.4%

Net interest expense and amortization of deferred financing fees increased $0.7 million, or 36.6%, to $2.7 million during the 13 weeks ended October 28, 2017 from $2.0 million during the 13 weeks ended October 29, 2016 on higher average borrowings.

Net interest expense and amortization of deferred financing fees increased $1.1 million, or 31.4%, to $4.7 million during the 26 weeks ended October 28, 2017 from $3.6 million during the 26 weeks ended October 29, 2016 on higher average borrowings.

Income Taxes

	13 weeks ended				26 weeks ended
Dollars in thousands	October 28, 2017	Effective Rate	October 29, 2016	Effective Rate	October 28, 2017	Effective Rate	October 29, 2016	Effective Rate
Income Taxes	$(24,816)	45.2%	$(10,817)	34.6%	$(31,290)	43.4%	$(19,419)	35.8%

The Company recorded an income tax benefit of $24.8 million during the 13 weeks ended October 28, 2017 compared with an income tax benefit of $10.8 million during the 13 weeks ended October 29, 2016. The Company’s effective tax rate was 45.2% and 34.6% for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively. The Company’s effective tax rates for the 13 weeks ended October 28, 2017 and October 29, 2016 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and state tax provision, net of federal benefit. The change in effective tax rates for the 13 weeks ended October 28, 2017 and October 29, 2016 was due to changes in uncertain tax positions and return to provision adjustments.

The Company recorded an income tax benefit of $31.3 million during the 26 weeks ended October 28, 2017 compared with an income tax benefit of $19.4 million during the 26 weeks ended October 29, 2016. The Company’s effective tax rate was 43.4% and 35.8% for the 26 weeks ended October 28, 2017 and October 29, 2016, respectively. The Company’s effective tax rates for the 26 weeks ended October 28, 2017 and October 29, 2016 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions and state tax provision, net of federal benefit. The change in effective tax rates for the 26 weeks ended October 28, 2017 and October 29, 2016 was due to changes in uncertain tax positions and return to provision adjustments. The Company continues to maintain a valuation allowance against certain state items.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at October 28, 2017 could decrease by approximately $3.6 million within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Net Loss

	13 weeks ended		26 weeks ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Loss	$(30,094)	$(20,409)	$(40,872)	$(34,825)

As a result of the factors discussed above, the Company reported consolidated net loss of $30.1 million during the 13 weeks ended October 28, 2017, compared with consolidated net loss of $20.4 million during the 13 weeks ended October 29, 2016.

As a result of the factors discussed above, the Company reported consolidated net loss of $40.9 million during the 26 weeks ended October 28, 2017, compared with consolidated net loss of $34.8 million during the 26 weeks ended October 29, 2016.

Critical Accounting Policies

During the 26 weeks ended October 28, 2017, except for the adoption of ASU 2016-09 during the first quarter of fiscal 2018, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business, risks associated with the eCommerce business, including the possible loss of eCommerce customers and declines in eCommerce sales, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives including but not limited to new store concepts and eCommerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 28, 2017, the Company’s cash and cash equivalents totaled approximately $11.3 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the second quarter of fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the second quarter of fiscal 2018.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $242.8 million at October 28, 2017 and $191.4 million at October 29, 2016. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.2 million in the second quarter of fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.2 million in the second quarter of fiscal 2018.

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

With respect to the legal matters described below, the Company has determined, based on its current knowledge, that the amount of loss or range of loss that is reasonably possible, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

The following is a discussion of the material legal matters involving the Company.

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. The appeal is fully briefed, and the Court has set the matter for oral argument on December 6, 2017.

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

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015, alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania. Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas, where it is currently pending. The re-filed complaint alleges only claims of unpaid overtime under Pennsylvania law and alleges class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania. On June 22, 2017, Ms. Hartpence filed an additional, separate action in Philadelphia County Court of Common Pleas in which she repeats her allegations under Pennsylvania law and asserts a similar claim for unpaid wages under New Jersey law, purportedly on behalf of herself and others similarly situated. The Court consolidated the two pending cases on November 1, 2017.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice. There are currently 16 former Café Managers who have joined the action as opt-in plaintiffs.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to

Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction. On November 20, 2017, the magistrate judge issued its report and recommendation that the Court grant B&N’s motion to compel arbitration and stay all proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2017 – August 26, 2017	11,492	$7.91	—	$50,000,000
August 27, 2017 – September 30, 2017	7,664	$7.31	—	$50,000,000
October 1, 2017 – October 28, 2017	2,694	$7.60	—	$50,000,000

Total	21,850	$7.66	—

(a)	The shares on this table above represent shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase shares under this plan during the 13 and 26 weeks ended October 28, 2017. During the 13 and 26 weeks ended October 29, 2016, the Company repurchased 878,195 shares at a cost of $10.0 million and 1,708,778 shares at a cost of $19.8 million, respectively, under the prior repurchase plan. The Company has remaining capacity of $50.0 million under the new repurchase program as of October 28, 2017.

As of October 28, 2017, the Company has repurchased 39,580,151 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

Item 6.	Exhibits

Exhibits filed with this Form 10-Q:

3.1	Certificate of Incorporation, as amended.

3.2	By-Laws, as amended.

10.1	Release Agreement with Mary Amicucci, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2017.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

November 30, 2017