Form 10-Q
period 2018-01-27
BARNES & NOBLE INC
filed 2018-03-01
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2018

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

As of January 31, 2018, 72,793,646 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 140,840 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 27, 2018

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales	$1,231,771	1,300,908	$2,876,204	3,073,338
Cost of sales and occupancy	831,745	864,107	1,994,002	2,103,623

Gross profit	400,026	436,801	882,202	969,715

Selling and administrative expenses	273,044	278,962	769,067	801,499
Depreciation and amortization	28,245	29,052	81,842	90,083
Goodwill impairment	133,612	—	133,612	—

Operating income (loss)	(34,875)	128,787	(102,319)	78,133
Interest expense, net and amortization of deferred financing fees	2,536	2,076	7,254	5,666

Income (loss) before taxes	(37,411)	126,711	(109,573)	72,467
Income tax provision (benefit)	26,125	56,435	(5,165)	37,016

Net income (loss)	$(63,536)	70,276	$(104,408)	35,451

Income (loss) per common share:
Basic	$(0.87)	0.97	$(1.44)	0.48
Diluted	$(0.87)	0.96	$(1.44)	0.48
Weighted average common shares outstanding:
Basic	72,649	71,581	72,566	72,232
Diluted	72,649	71,714	72,566	72,387
Dividends declared per common share	$0.15	0.15	$0.45	0.45

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net income (loss)	$(63,536)	70,276	$(104,408)	35,451
Other comprehensive income, net of tax:
Decrease in postretirement plan liability (net of deferred tax expense of $0, $0, $0 and $30, respectively)	—	—	—	47

Total comprehensive income (loss)	$(63,536)	70,276	$(104,408)	35,498

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 27, 2018	January 28, 2017	April 29, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,500	11,628	11,993
Receivables, net	62,952	70,434	67,294
Merchandise inventories, net	975,055	1,010,343	946,909
Prepaid expenses and other current assets	79,175	62,164	101,816

Total current assets	1,128,682	1,154,569	1,128,012

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,075,491	1,060,416	1,072,007
Fixtures and equipment	1,650,352	1,597,435	1,608,433

	2,728,384	2,660,392	2,682,981
Less accumulated depreciation and amortization	2,466,032	2,378,925	2,406,859

Net property and equipment	262,352	281,467	276,122

Goodwill	73,769	211,276	207,381
Intangible assets, net	309,757	310,369	310,205
Other non-current assets	13,285	11,275	11,201

Total assets	$1,787,845	1,968,956	1,932,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490,886	500,751	473,686
Accrued liabilities	285,598	319,145	283,157
Gift card liabilities	358,609	384,830	351,424

Total current liabilities	1,135,093	1,204,726	1,108,267

Long-term debt	59,805	18,200	64,900
Deferred taxes	58,118	54,290	86,132
Other long-term liabilities	91,712	105,212	99,311
Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 112,238, 111,648 and 111,933 shares issued, respectively	112	112	112
Additional paid-in capital	1,747,478	1,743,562	1,741,380
Accumulated other comprehensive income	315	198	315
Retained earnings	(183,064)	(22,045)	(46,425)
Treasury stock, at cost, 39,585, 40,093 and 39,497 shares, respectively	(1,121,724)	(1,135,299)	(1,121,071)

Total shareholders’ equity	443,117	586,528	574,311

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$1,787,845	1,968,956	1,932,921

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 27, 2018

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 29, 2017	$112	1,741,380	315	(46,425)	(1,121,071)	$574,311

Adoption of ASU 2016-09 (see Note 19)	—	1,310	—	1,037	—	2,347
Net loss	—	—	—	(104,408)	—	(104,408)
Stock-based compensation expense	—	4,788	—	—	—	4,788
Cash dividends declared	—	—	—	(32,719)	—	(32,719)
Accrued dividends for long-term incentive awards	—	—	—	(549)	—	(549)
Purchase of treasury stock related to stock-based compensation, 88 shares	—	—	—	—	(653)	(653)

Balance at January 27, 2018	$112	1,747,478	315	(183,064)	(1,121,724)	$443,117

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	January 27, 2018	January 28, 2017
Cash flows from operating activities:
Net income (loss)	$(104,408)	35,451
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	83,306	91,545
Stock-based compensation expense	4,788	5,534
Impairment charges	135,436	93
Deferred taxes	(25,667)	—
Loss on disposal of property and equipment	589	1,179
Net decrease in other long-term liabilities	(7,599)	(8,895)
Net (increase) decrease in other non-current assets	(3,614)	1,327
Changes in operating assets and liabilities, net	25,302	32,277

Net cash flows provided by operating activities	108,133	158,511

Cash flows from investing activities:
Purchases of property and equipment	(69,971)	(73,665)

Net cash flows used in investing activities	(69,971)	(73,665)

Cash flows from financing activities:
Proceeds from credit facility	877,822	897,878
Payments on credit facility	(882,917)	(926,878)
Cash dividends paid	(32,719)	(32,955)
Treasury stock repurchase plan	—	(23,281)
Purchase of treasury stock related to stock-based compensation	(653)	(1,580)
Payment of new credit facility related fees	—	(474)
Proceeds from exercise of common stock options	—	312
Cash dividends paid for long-term incentive awards	(188)	(78)

Net cash flows used in financing activities	(38,655)	(87,056)

Net decrease in cash and cash equivalents	(493)	(2,210)
Cash and cash equivalents at beginning of period	11,993	13,838

Cash and cash equivalents at end of period	$11,500	11,628

Changes in operating assets and liabilities, net:
Receivables, net	$4,342	54,483
Merchandise inventories, net	(28,146)	(76,620)
Prepaid expenses and other current assets	22,641	43,718
Accounts payable, accrued liabilities and gift card liabilities	26,465	10,696

Changes in operating assets and liabilities, net	$25,302	32,277

Supplemental cash flow information
Cash paid during the period for:
Interest	$5,729	4,125
Income taxes (net of refunds)	$(1,416)	(18,027)
Non-cash financing activity:
Accrued cash dividends	$—	50
Accrued dividends for long-term incentive awards	$938	514

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 27, 2018 and January 28, 2017

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 27, 2018 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 29, 2017 (fiscal 2017).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 27, 2018 are not indicative of the results expected for the 52 weeks ending April 28, 2018 (fiscal 2018).

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

2.	Revenue Recognition

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

In accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple-Element Arrangements, and Accounting Standards Updates (ASU) 2009-13 and 2009-14, for multiple-element arrangements that involve tangible products that contain software that is essential to the tangible product’s functionality, undelivered software elements that relate to the tangible product’s essential software and other separable elements, the Company allocates revenue to all deliverables using the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, third-party evidence of selling price, or best estimate of selling price. NOOK® device revenue is recognized at the segment point of sale.

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

The average percentage of a NOOK®’s sales price that is deferred for undelivered items and recognized over its 2-year estimated life ranges between 0% and 5%, depending on the type of device sold. The amount of NOOK®-related deferred revenue as of January 27, 2018, January 28, 2017 and April 29, 2017 was $82, $279 and $226, respectively. These amounts are classified on the Company’s balance sheet in accrued liabilities for the portion that is subject to deferral for one year or less and other long-term liabilities for the portion that is subject to deferral for more than one year.

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

3.	Research and Development Costs for Software Products

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

4.	Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $12,843 and $14,696 during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively. Amortization of previously capitalized amounts was $5,543 and $5,403 during the 13 weeks ended January 27, 2018 and January 28, 2017, respectively, and $16,388 and $18,152 during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

5.	Net Earnings (Loss) per Share

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 and 39 weeks ended January 27, 2018, participating securities in the amounts of 142,237 and 123,066, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 56,776, 132,686, 44,279 and 155,113 for the 13 weeks ended January 27, 2018 and January 28, 2017 and the 39 weeks ended January 27, 2018 and January 28, 2017, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Numerator for basic income (loss) per share:
Net income (loss)	$(63,536)	70,276	$(104,408)	35,451
Less allocation of dividends to participating securities	(21)	(168)	(59)	(559)
Less allocation of undistributed earnings to participating securities	—	(948)	—	(42)

Net income (loss) available to common shareholders	$(63,557)	69,160	$(104,467)	34,850

Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$(63,557)	69,160	$(104,467)	34,850
Allocation of undistributed earnings to participating securities	—	948	—	42
Less diluted allocation of undistributed earnings to participating securities	—	(946)	—	(42)

Net income (loss) available to common shareholders	$(63,557)	69,162	$(104,467)	34,850

Denominator for basic income (loss) per share:
Basic weighted average common shares	72,649	71,581	72,566	72,232

Denominator for diluted income (loss) per share:
Basic weighted average common shares	72,649	71,581	72,566	72,232
Average dilutive options	—	68	—	77
Average dilutive non-participating securities	—	65	—	78

Diluted weighted average common shares	72,649	71,714	72,566	72,387

Income (loss) per common share:
Basic	$(0.87)	0.97	$(1.44)	0.48
Diluted	$(0.87)	0.96	$(1.44)	0.48

6.	Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 630 bookstores as of January 27, 2018, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
B&N Retail	$1,210,417	1,276,039	$2,810,162	2,988,471
NOOK	30,930	38,434	86,394	114,524
Elimination (a)	(9,576)	(13,565)	(20,352)	(29,657)

Total	$1,231,771	1,300,908	$2,876,204	3,073,338

Sales by Product Line

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Media (b)	66%	66%	69%	69%
Digital (c)	2%	3%	3%	3%
Other (d)	32%	31%	28%	28%

Total	100%	100%	100%	100%

Depreciation and Amortization

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
B&N Retail	$25,295	25,236	$72,491	74,756
NOOK	2,950	3,816	9,351	15,327

Total	$28,245	29,052	$81,842	90,083

Operating Income (Loss)

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
B&N Retail	$(33,546)	134,991	$(95,367)	106,541
NOOK	(1,329)	(6,204)	(6,952)	(28,408)

Total	$(34,875)	128,787	$(102,319)	78,133

Capital Expenditures

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
B&N Retail	$18,833	19,615	$64,777	68,822
NOOK	1,606	2,313	5,194	4,843

Total	$20,439	21,928	$69,971	73,665

Total Assets (e)

	January 27, 2018	January 28, 2017
B&N Retail	$1,761,571	1,924,220
NOOK	26,274	44,736

Total	$1,787,845	1,968,956

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Includes tangible books, music, movies, rentals and newsstand.
(c)	Includes NOOK®, related accessories, eContent and warranties.
(d)	Includes Toys & Games, café products, gifts and miscellaneous other.
(e)	Excludes intercompany balances.

A reconciliation of operating income (loss) from reportable segments to income (loss) before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Reportable segments operating income (loss)	$(34,875)	128,787	$(102,319)	78,133
Interest expense, net and amortization of deferred financing costs	2,536	2,076	7,254	5,666

Consolidated income (loss) before taxes	$(37,411)	126,711	$(109,573)	72,467

7.	Intangible Assets and Goodwill

	Useful Life	As of January 27, 2018
Amortizable Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,303)	$407
Other	3-10	6,524	(6,468)	56

		$17,234	(16,771)	$463

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of January 27, 2018	$309,757

		As of January 28, 2017
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(9,895)	$815
Distribution contracts	10	8,325	(8,127)	198
Other	3-10	6,418	(6,356)	62

		$25,453	(24,378)	$1,075

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of January 28, 2017	$310,369

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 39 weeks ended January 27, 2018	$514
For the 39 weeks ended January 28, 2017	$577

Estimated Amortization Expense
(12 months ending on or about April 30)
2018	$631
2019	$346

The carrying amounts of goodwill, which relate to the B&N Retail reporting unit, as of January 27, 2018 and January 28, 2017 are as follows:

Total Company
Balance as of January 28, 2017	$211,276
Fiscal 2017 benefit of excess tax amortization	(3,895)
Impairment charge	(133,612)

Balance as of January 27, 2018	$73,769

The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company has early adopted ASU 2017-04 on October 29, 2017, the first day of its fiscal 2018 third quarter.

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value of the Company. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies. In performing the valuations, significant assumptions utilized include unobservable Level 3 inputs including cash flows and long-term growth rates reflective of management’s forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. Discount rates are based on the development of a weighted average cost of capital using guideline public company data, factoring in current market data and any company specific risk factors.

The Company completed its annual goodwill impairment test as of the first day of the third quarter of fiscal 2018 (October 29, 2017). The fair value of the B&N Retail reporting unit had been in excess of carrying value as of the first day of the third quarter of fiscal 2017 (October 30, 2016) based on the annual goodwill impairment test performed as of that date. In addition, no impairment indicators had arisen after that test to signal that an interim impairment test should be performed prior to the next annual test. Although no impairment resulted from the Company’s next annual goodwill impairment test as of October 29, 2017, the fair value of the B&N Retail reporting unit (for which $207,381 of goodwill was allocated as of such date) only exceeded its carrying value by approximately $26,800 or 5%.

Subsequent to this annual goodwill impairment test as of October 29, 2017, sales trends unexpectedly softened during the holiday selling season. Given these lower than expected sales results, the Company revised its forecasted outlook. Following the announcement on January 4, 2018 of the Company’s holiday sales results and its revised outlook, the market price of the Company’s common stock sharply declined. Due to these new impairment indicators, the Company performed an interim goodwill impairment test as of December 30, 2017. As a result of this interim testing, the Company recognized an impairment of its B&N Retail reporting unit goodwill of $133,612. While the Company has initiated a strategic turnaround plan focused on stabilizing sales, improving productivity and reducing expenses, achievement of its long-term goals requires a significant multi-year transformation. The interim test incorporated revised discounted cash flow projections given the Company’s holiday sales performance and the early stage of its turnaround efforts. The fair value of the B&N Retail reporting unit had declined from the prior test primarily as a result of the revised forecast and an increased discount rate to account for risk in the Company’s plan. The goodwill of the B&N Retail reporting unit is subject to further risk of impairment if B&N Retail comparable store sales continue to decline, the Company’s cost reduction plans do not materialize, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted strategic turnaround plan. For example, a 50 basis point decline in its expected long-term growth rates would result in an approximate $10,100 incremental goodwill impairment charge, or a 100 basis point increase in the Company’s discount rate would result in an approximate $23,500 incremental goodwill impairment charge.

No goodwill exists at the NOOK reporting unit.

In addition to goodwill, the Company tests unamortizable intangible assets by comparing the fair value and the carrying value of such assets. The Company also completed its annual impairment tests for its other unamortizable intangible assets by comparing the estimated fair value to the carrying value of such assets. Based on the results of the Company’s tests, the fair values of its unamortizable intangible assets exceeded their respective carrying values as of the most recent testing date, therefore, no impairments were recognized.

With regard to valuing its trade name, the Company uses the relief from royalty method (income approach). The estimated fair value of the Company’s trade name exceeded its carrying value by approximately $17,100 or 5% as of October 29, 2017. Based on the impairment indicators noted above, the Company performed an interim impairment test of its trade name as of December 30, 2017 and the estimated fair value exceeded its carrying value by approximately $23,500 or 8% as of that date. Significant assumptions used to determine fair value under the relief from royalty method include future trends in sales, a royalty rate and an appropriate discount rate inclusive of risk adjustments consistent with market conditions and company specific risk factors. The fair value of the Company’s trade name had declined from the prior year primarily as a result of declining sales and an increased discount rate to account for risk in the Company’s revised forecast. Although the Company determined that no impairment charge was necessary, the Company’s trade name is at risk of impairment if B&N Retail comparable store sales continue to decline, forecasted sales expectations are not met, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted strategic turnaround plan. For example, an 800 basis point decline in expected sales would result in an approximate $1,900 trade name impairment charge, or a 200 basis point increase in the Company’s discount rate would result in an approximate $29,300 trade name impairment charge.

The fair value of the Company’s publishing contracts was determined using the discounted cash flow method (income approach). Based on this test, the estimated fair value of the Company’s publishing contracts exceeded its carrying value by approximately $4,200 or 26%. The Company’s publishing contracts are subject to risk of impairment if forecasted sales expectations are not met, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted strategic turnaround. Such publishing contracts were tested for impairment and the Company determined that no impairment charge was necessary.

8.	Gift Cards

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

The Company recognized gift card breakage of $27,496 and $20,805 during the 13 weeks ended January 27, 2018 and January 28, 2017, respectively, and $37,224 and $30,561 during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively. The Company had gift card liabilities of $358,609 and $384,830 as of January 27, 2018 and January 28, 2017, respectively.

9.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, tax liabilities and reserves, long-term insurance liabilities and asset retirement obligations. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses, long-term deferred revenues and a health care and life insurance plan for certain retired employees. The Company had the following other long-term liabilities at January 27, 2018, January 28, 2017 and April 29, 2017:

	January 27, 2018	January 28, 2017	April 29, 2017
Deferred rent	$52,087	62,394	59,142
Tax liabilities and reserves	8,711	9,157	8,711
Insurance liabilities	13,498	14,998	14,225
Asset retirement obligations	13,207	13,381	11,482
Other	4,209	5,282	5,751

Total other long-term liabilities	$91,712	105,212	99,311

10.	Income Taxes

The Company recorded an income tax provision of $26,125 on a pre-tax loss of $37,411 during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of (69.8)%. The Company recorded an income tax provision of $56,435 on a pre-tax income of $126,711 during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 44.5%.

The Company recorded an income tax benefit of $5,165 on a pre-tax loss of $109,573 during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 4.7%. The Company recorded an income tax provision of $37,016 on a pre-tax income of $72,467 during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 51.1%. The Company’s effective tax rates for the 13 and 39 weeks ended January 27, 2018 and January 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, state tax provision, net of federal benefit and for the 13 and 39 weeks ended January 27, 2018, the impact of the Tax Cuts and Jobs Act, goodwill impairment, and changes to valuation allowance. The change in effective tax rates for the 13 and 39 weeks ended January 27, 2018 and January 28, 2017 was due to changes in uncertain tax positions, return to provision adjustments, goodwill impairment, valuation allowance and the impact of the Tax Cuts and Jobs Act.

During the 13 and 39 weeks ended January 27, 2018 the Company recognized tax expense of $11 and $915, respectively, as a result of the adoption of ASU 2016-09, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the consolidated statement of operations as discrete in the reporting period in which they occur.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at January 27, 2018 could decrease by approximately $863 within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act or Tax Reform, was enacted on December 22, 2017. Certain aspects of the new law, including the federal corporate tax rate change, have an immediate impact, while other significant provisions may not have an impact until the Company’s fiscal year end 2018 or 2019.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Items for which a reasonable estimate has been determined include the impact of the change in the corporate tax rate from 35% to 21% and the changes to the non-deductible executive compensation provisions. The Company booked a discrete benefit of $26,403 on the remeasurement of its deferred tax assets and liabilities during the 13 weeks ended January 27, 2018. A full validation of deferred tax items will be performed as part of the Company’s year-end tax provision process. During the 13 weeks ended January 27, 2018, the Company also recorded a net tax detriment as a result of the changes to the non-deductible executive compensation provisions. As the Company awaits further guidance regarding the transition rules, the tax impact recorded during the 13 weeks ended January 27, 2018 represents a provisional amount based on the guidance that is available.

Other significant provisions that did not have an impact on the interim provision but may impact income taxes at the Company’s fiscal year end or in future years include: limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income, 100% bonus depreciation on certain assets, and entertainment and other expense deduction limitation. The Company is not subject to any transition tax as there are no untaxed foreign earnings.

Valuation Allowance Considerations

The Company routinely performs an analysis of the realizability of its deferred tax assets and considers all evidence both positive and negative. As a result of the Company’s analysis, a valuation allowance of $34,979 was recorded during the 13 weeks ended January 27, 2018. The Company also maintains a valuation allowance against certain state items that was recorded in prior periods. The valuation allowance established in the current quarter represents a provisional amount in accordance with the Company’s preliminary computation consistent with the SAB 118 guidance.

11.	Fair Values of Financial Instruments

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

Level 1	—	Observable inputs that reflect quoted prices in active markets

Level 2	—	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	—	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

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

12.	Credit Facility

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

The Company had $59,805 and $18,200 of outstanding debt under the Credit Facility as of January 27, 2018 and January 28, 2017, respectively. The Company had $35,233 and $38,895 of outstanding letters of credit under the Credit Facility as of January 27, 2018 and January 28, 2017, respectively.

13.	Stock-Based Compensation

For the 13 and 39 weeks ended January 27, 2018 and January 28, 2017, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Restricted Stock Expense	$250	210	$697	700
Restricted Stock Units Expense	1,032	2,004	3,020	4,114
Performance-Based Stock Unit Expense	374	158	1,071	720

Stock-Based Compensation Expense	$1,656	2,372	$4,788	5,534

14.	Defined Contribution Plan

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,660 and $2,621 for the 13 weeks ended January 27, 2018 and January 28, 2017, respectively, and $8,498 and $8,782 for the 39 weeks ended January 27, 2018 and January 28, 2017, respectively.

15.	Shareholders’ Equity

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50,000 of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase shares under this plan during the 13 and 39 weeks ended January 27, 2018. During the 13 and 39 weeks ended January 28, 2017, the Company repurchased 311,020 shares at a cost of $3,493 and 2,019,798 shares at a cost of $23,282, respectively, under the prior repurchase plan. The Company has remaining capacity of $50,000 under the new repurchase program as of January 27, 2018.

As of January 27, 2018, the Company has repurchased 39,584,907 shares at a cost of approximately $1,087,067 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

16.	EBook Settlement

The Company provided credits to eligible customers resulting from the settlement reached with Apple Inc. (Apple) in an antitrust lawsuit filed by various State Attorneys General and private class plaintiffs regarding the price of digital books. The Company’s customers were entitled to $95,707 in total credits as a result of the settlement, which was funded by Apple. If a customer’s credit was not used to make a purchase by June 24, 2017, the entire credit would have expired. The program concluded on July 1, 2017, through which date the Company’s customers had activated $60,400 in credits, of which $56,148 were redeemed. No balances were due from the Apple settlement fund as of January 27, 2018 related to this portion of the program.

On September 7, 2017, the court approved redistribution of remaining funds from the Apple settlement. Customers who redeemed some or all of their credits from the first distribution that concluded on July 1, 2017 were eligible to receive additional credits in October 2017. The Company’s customers were entitled to $14,815 in total credits as a result of the redistribution. These credits are funded by Apple and will expire on April 20, 2018. The Company estimated total activations of $10,180, which are recorded as a liability to customers to the extent they have not yet been activated and as a receivable from the Apple settlement fund to the extent they have not yet been reimbursed. As of January 27, 2018, the Company’s customers had activated $9,370 in credits, of which $8,520 were redeemed. Total receivables from the Apple settlement fund were $1,674 as of January 27, 2018.

17.	Severance

On February 13, 2018, the Company announced that it has implemented a new labor model for its stores that has resulted in the elimination of certain store positions. The new model will allow stores to adjust staff up or down based on the needs of the business, increase store productivity and streamline store operations. The Company recorded a charge of $10,702 for aggregate employee-related severance costs in connection with these actions within selling and administrative expenses during the 13 weeks ended January 27, 2018.

18.	Legal Proceedings

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. The appeal is fully briefed, and the Court heard oral argument on December 6, 2017. The Court of Appeals’ decision is pending.

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

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015, alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania. Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas. The re-filed complaint alleged only claims of unpaid overtime under Pennsylvania law and class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania. On June 22, 2017, Ms. Hartpence filed an additional, separate action in Philadelphia County Court of Common Pleas in which she repeats her allegations under Pennsylvania law and asserts a similar claim for unpaid wages under New Jersey law, purportedly on behalf of herself and others similarly situated. The Court consolidated the two pending cases on November 1, 2017. On December 8, 2017, Barnes & Noble removed the consolidated action after Ms. Hartpence amended her complaint to add a cause of action under the FLSA in which Ms. Hartpence purports to assert claims on behalf of herself and a national class of all similarly situated Café Managers.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice. The Plaintiffs filed a renewed motion for Conditional Certification on November 17, 2017, which is now fully briefed by the parties and pending before the Court. There are currently 18 former Café Managers who have joined the action as opt-in plaintiffs.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction. On January 31, 2018, the court granted B&N Booksellers’ motion to compel arbitration, and the clerk of court closed the case on February 1, 2018.

19.	Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company has early adopted ASU 2017-04 on October 29, 2017, the first day of its fiscal 2018 third quarter.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This update clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 is effective for the Company beginning April 29, 2018 under a retrospective approach. Since the standard only impacts classification in the statements of cash flows, adoption will not affect the Company’s cash and cash equivalents.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. ASU 2016-09 provides for changes to accounting for stock compensation, including: 1) excess tax benefits and tax deficiencies related to share based payment awards to be recognized as income tax benefit or expense when the awards vest or are settled (previously such amounts were recognized in additional paid-in capital); entities must apply the new guidance on accounting for excess tax benefits and tax deficiencies prospectively, except for excess tax benefits that were identified from previous transactions that had not been previously recognized because the related tax deduction did not reduce income taxes payable; entities must use a modified retrospective transition method to recognize such excess tax benefits as a credit to retained earnings; any deferred tax assets recorded in connection with the modified retrospective recognition of excess tax benefits must be assessed for realizability, and, if necessary, a valuation allowance must be recognized through a cumulative-effect adjustment to retained earnings; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; 4) classification of cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the statements of cash flows; and 5) eliminating the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable.

The Company adopted ASU 2016-09 during the first quarter ended July 29, 2017. Accordingly, the primary effects of the adoption are as follows: 1) excess tax expense of $11 and $915, respectively, were recorded during the 13 and 39 weeks ended January 27, 2018 related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation settlements, 2) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $1,823 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, 3) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1,310 increase to additional paid-in capital, a $786 reduction to retained earnings, and a $524 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and 4) $88 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the 39 weeks ended January 28, 2017, in the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company plans to adopt ASU 2016-02 effective April 28, 2019. The Company remains on schedule and has implemented key system functionality to enable the preparation of restated financial information. The Company is currently evaluating the provisions of this standard and assessing its existing lease portfolio in order to determine the impact on its accounting systems, processes and internal controls over financial reporting. The Company expects the adoption of this standard will result in a significant increase to its long-term assets and liabilities on its consolidated balance sheet. However, the Company does not expect adoption will have a material impact on its consolidated statement of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-11 effective April 30, 2017. The majority of the Company’s merchandise inventories are valued using the retail inventory method, which is outside the scope of ASU 2015-11. The remaining inventory of the Company’s merchandise inventories are valued at the lower of cost and net realizable value using the average cost method. The Company applied the amendments in this update prospectively to the measurement of inventory after the date of adoption with no material impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company plans to adopt ASU 2014-09 effective April 29, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. The Company’s implementation efforts have included reviewing revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company currently believes that the primary impact will be changes to the timing of recognition of revenues related to gift card breakage. The Company will continue to assess the impact on all areas of its revenue recognition, disclosure requirements and changes that may be necessary to its internal controls over financial reporting. The Company is continuing to evaluate the impact of adopting this ASU on its consolidated financial statements. The Company remains on schedule to adopt this ASU effective April 29, 2018.

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

The Company had $59.8 million and $18.2 million of outstanding debt under the Credit Facility as of January 27, 2018 and January 28, 2017, respectively. The Company had $35.2 million and $38.9 million of outstanding letters of credit under the Credit Facility as of January 27, 2018 and January 28, 2017, respectively.

Cash Flows

The Company’s cash and cash equivalents were $11.5 million as of January 27, 2018, compared with $11.6 million as of January 28, 2017. The decrease in cash and cash equivalents of $0.1 million versus the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities were $108.1 million for the 39 weeks ended January 27, 2018 as compared to $158.5 million for the 39 weeks ended January 28, 2017. The unfavorable year-over-year comparison was primarily attributable to changes in working capital and the sales decline.

Net cash flows used in investing activities were $70.0 million for the 39 weeks ended January 27, 2018 as compared to $73.7 million for the 39 weeks ended January 28, 2017. The Company’s investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives, new store construction and enhancements to systems and the website.

Net cash flows used in financing activities were $38.7 million for the 39 weeks ended January 27, 2018 as compared to $87.1 million for the 39 weeks ended January 28, 2017. The Company’s financing activities during the 39 weeks ended January 27, 2018 consisted primarily of common dividends and net payments on the Credit Facility. Financing activities during the 39 weeks ended January 28, 2017 consisted primarily of common dividends, net payments on the Credit Facility and share repurchases.

Over the past 12 months, the Company has returned $43.6 million in cash to its shareholders through dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $7.5 million, or 10.6%, to $63.0 million as of January 27, 2018, compared to $70.4 million as of January 28, 2017, primarily due to lower sales and the lower eBook settlement receivable.

•	Merchandise inventories, net decreased $35.3 million, or 3.5%, to $975.1 million as of January 27, 2018, compared to $1.010 billion as of January 28, 2017.

•	Prepaid expenses and other current assets increased $17.0 million, or 27.4%, to $79.2 million as of January 27, 2018, compared to $62.2 million as of January 28, 2017 primarily related to income taxes.

•	Property and equipment, net decreased $19.1 million, or 6.8%, to $262.4 million as of January 27, 2018, compared to $281.5 million as of January 28, 2017, as depreciation outpaced capital expenditures.

•	Goodwill decreased $137.5 million, or 65.1%, to $73.8 million as of January 27, 2018, compared to $211.3 million as of January 28, 2017 primarily related to the $133.6 million impairment charge.

•	Intangible assets, net decreased $0.6 million, or 0.2%, to $309.8 million as of January 27, 2018, compared to $310.4 million as of January 28, 2017, on additional amortization.

•	Other non-current assets increased $2.0 million, or 17.8%, to $13.3 million as of January 27, 2018, compared to $11.3 million as of January 28, 2017 related to income taxes, partially offset by amortization of deferred financing fees.

•	Accounts payable decreased $9.9 million, or 2.0%, to $490.9 million as of January 27, 2018, compared to $500.8 million as of January 28, 2017. Accounts payable represented 50.3% and 49.6% of merchandise inventories as of January 27, 2018 and January 28, 2017, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•	Accrued liabilities decreased $33.5 million, or 10.5%, to $285.6 million as of January 27, 2018, compared to $319.1 million as of January 28, 2017. Accrued liabilities include deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•	Gift card liabilities decreased $26.2 million, or 6.8%, to $358.6 million as of January 27, 2018, compared to $384.8 million as of January 28, 2017. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $27.5 million and $20.8 million during the 13 weeks ended January 27, 2018 and January 28, 2017, respectively, and $37.2 million and $30.6 million during the 39 weeks ended January 27, 2018 and January 28, 2017, respectively. Gift card breakage increased over last year as redemptions continue to run lower than historical patterns. Additional breakage may be required if gift card redemptions continue to run lower than historical patterns.

•	Deferred taxes increased $3.8 million, or 7.1%, to $58.1 million as of January 27, 2018, compared to $54.3 million as of January 28, 2017, due to the remeasurement of deferred taxes as a result of the Tax Cuts and Jobs Act and the deferred tax impact of the goodwill impairment charge, partially offset by the valuation allowance recorded.

•	Other long-term liabilities decreased $13.5 million, or 12.8%, to $91.7 million as of January 27, 2018, compared to $105.2 million as of January 28, 2017, due to lower deferred rent.

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

Business Overview

Barnes & Noble has been experiencing declining sales trends primarily due to lower store traffic. The Company has been able to offset some of the traffic decline through its efforts to increase conversion through higher customer engagement. Additionally, the Company has been able to mitigate the impact of the sales decline on profit levels through cost reductions. While the Company believes it has lost share on its recent sales performance, it sees opportunities in an industry that has become more stable.

To improve its performance, the Company has initiated a strategic turnaround plan. The Company’s long-term strategic plan is focused on strengthening the core business by enhancing the customer value proposition; improving profitability through an aggressive expense management program, which will be used to fund growth initiatives; accelerating execution through simplification; and innovating for the future, which will position the Company for long-term growth.

To strengthen its core business, the Company is enhancing this customer value proposition by improving its merchandise mix, enhancing the overall shopping experience, increasing the value of its Membership program and improving its omni-channel capabilities. The Company will leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast book selection and retail footprint to attract customers to its omni-channel offerings and grow sales.

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

To improve profitability and accelerate execution, the Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. The Company is also committed to right sizing its cost structure. At B&N Retail, the Company is focused on increasing store and supply chain productivity, streamlining operations and eliminating non-productive spend. At NOOK, the Company exited non-core businesses and outsourced certain functions. NOOK expects to continue to re-calibrate its cost structure commensurate with sales, further reducing its losses.

In addition to initiatives focused on growing sales through its existing store base, the Company is innovating for the future, and is currently testing new bookstore formats, which it believes could foster sales growth in the future. The Company has also created a Test & Learn pipeline process, through which it is testing a number of new initiatives to improve future performance.

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 39 weeks ended January 27, 2018 compared with the 13 and 39 weeks ended January 28, 2017.

Sales

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Total	January 28, 2017	% of Total	January 27, 2018	% of Total	January 28, 2017	% of Total
B&N Retail	$1,210,417	98.3%	$1,276,039	98.1%	$2,810,162	97.7%	$2,988,471	97.2%
NOOK	30,930	2.5%	38,434	3.0%	86,394	3.0%	114,524	3.7%
Elimination	(9,576)	(0.8)%	(13,565)	(1.0)%	(20,352)	(0.7)%	(29,657)	(1.0)%

Total Sales	$1,231,771	100.0%	$1,300,908	100.0%	$2,876,204	100.0%	$3,073,338	100.0%

During the 13 weeks ended January 27, 2018, the Company’s sales decreased $69.1 million, or 5.3%, to $1.232 billion from $1.301 billion during the 13 weeks ended January 28, 2017. The changes by segment are as follows:

•	B&N Retail sales for the 13 weeks ended January 27, 2018 decreased $65.6 million, or 5.1%, to $1.210 billion from $1.276 billion during the same period one year ago, and accounted for 98.3% of total Company sales. Comparable store sales decreased $62.1 million, or 5.8%, as compared to the prior year on lower store traffic. Closed stores decreased sales by $8.4 million, while new stores increased sales by $2.5 million. Online sales decreased $5.9 million, or 5.2%. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $1.9 million, or 21.7%, versus the prior year. Gift card breakage also increased $6.7 million as redemptions continue to run lower than historical patterns.

Of the $62.1 million decrease in comparable store sales, non-book core categories decreased sales by $31.0 million, or 7.5%. Book categories decreased sales by $26.4 million, or 4.1%. Coloring books and Artist supplies decreased comparable sales by 1.0%. Comparable sales of NOOK® products at B&N Retail stores decreased $4.7 million, or 35.5%, primarily on lower device unit volume and lower average selling prices.

•	NOOK sales decreased $7.5 million, or 19.5%, to $30.9 million during the 13 weeks ended January 27, 2018 from $38.4 million during the 13 weeks ended January 28, 2017, and accounted for 2.5% of total Company sales. Digital content sales decreased $4.6 million, or 18.6%, compared to the prior year on lower unit sales. Device and accessories sales decreased $2.9 million, or 21.1%, primarily on lower unit sales and lower average selling prices.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $4.0 million, or 29.4%, versus the prior year. NOOK sales, net of elimination, accounted for 1.7% of total Company sales.

During the 13 weeks ended January 27, 2018, B&N Retail had two store openings and four store closings.

During the 39 weeks ended January 27, 2018, the Company’s sales decreased $197.1 million, or 6.4%, to $2.876 billion from $3.073 billion during the 39 weeks ended January 28, 2017. The changes by segment are as follows:

•	B&N Retail sales for the 39 weeks ended January 27, 2018 decreased $178.3 million, or 6.0%, to $2.810 billion from $2.988 billion during the same period one year ago, and accounted for 97.7% of total Company sales. Comparable store sales decreased $144.2 million, or 5.7%, as compared to the prior year on lower store traffic and comparisons to the prior year release of Harry Potter and the Cursed Child. Closed stores decreased sales by $24.7 million, while new stores increased sales by $9.9 million. Online sales decreased $25.7 million, or 10.4%, on sales of Harry Potter and the Cursed Child in the prior year, lower promotional activity and comparisons to the prior year eBook settlement. Gift card breakage also increased $6.7 million as redemptions continue to run lower than historical patterns.

Of the $144.2 million decrease in comparable store sales, book categories decreased sales by $67.4 million, or 4.2%, due primarily to declines in Juvenile as the prior year included the release of Harry Potter and the Cursed Child, Trade titles and Bargain (primarily coloring books). Non-book core categories decreased sales by $67.0 million, or 7.6%, across most departments. Coloring books and Artist supplies decreased comparable sales by 0.9%. Comparable sales of NOOK® products at B&N Retail stores decreased $9.8 million, or 32.8%, primarily on lower average selling prices due to product mix and lower device unit volume.

•	NOOK sales decreased $28.1 million, or 24.6%, to $86.4 million during the 39 weeks ended January 27, 2018 from $114.5 million during the 39 weeks ended January 28, 2017, and accounted for 3.0% of total Company sales. Digital content sales decreased $17.6 million, or 21.5%, compared to the prior year primarily on lower unit sales. Device and accessories sales decreased $10.5 million, or 32.5%, primarily on lower average selling prices and lower unit sales.

•	Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $9.3 million, or 31.4%, versus the prior year. NOOK sales, net of elimination, accounted for 2.3% of total Company sales.

During the 39 weeks ended January 27, 2018, B&N Retail had two store openings and five store closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
B&N Retail	$825,858	68.2%	$853,788	66.9%	$1,972,277	70.2%	$2,068,998	69.2%
NOOK	15,463	50.0%	23,884	62.1%	42,077	48.7%	64,282	56.1%
Elimination	(9,576)	(31.0)%	(13,565)	(35.3)%	(20,352)	(23.6)%	(29,657)	(25.9)%

Total Cost of Sales and Occupancy	$831,745	67.5%	$864,107	66.4%	$1,994,002	69.3%	$2,103,623	68.4%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies and other operating expenses), rental expense, common area maintenance and real estate taxes, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 27, 2018, cost of sales and occupancy decreased $32.4 million, or 3.7%, to $831.7 million from $864.1 million during the 13 weeks ended January 28, 2017. Cost of sales and occupancy increased as a percentage of sales to 67.5% from 66.4% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 68.2% from 66.9%, or 130 basis points, during the same period one year ago primarily due to increased promotions (45 basis points), occupancy deleverage (45 basis points) and higher markdowns (35 basis points). The remaining variance was attributable to timing differences and sales mix.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 50.0% from 62.1% during the same period one year ago primarily due to a favorable channel partner settlement, lower occupancy costs and sales mix.

During the 39 weeks ended January 27, 2018, cost of sales and occupancy decreased $109.6 million, or 5.2%, to $1.994 billion from $2.104 billion during the 39 weeks ended January 28, 2017. Cost of sales and occupancy increased as a percentage of sales to 69.3% from 68.4% during the same period one year ago. The changes by segment are as follows:

•	B&N Retail cost of sales and occupancy increased as a percentage of sales to 70.2% from 69.2%, or 95 basis points, during the same period one year ago primarily on occupancy deleverage (60 basis points) and higher markdowns (10 basis points). The remaining variance was attributable to sales deleverage, sales mix and general timing of expenses.

•	NOOK cost of sales and occupancy decreased as a percentage of sales to 48.7% from 56.1% during the same period one year ago on lower occupancy costs and sales mix.

Gross Profit

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
B&N Retail	$384,559	31.8%	$422,251	33.1%	$837,885	29.8%	$919,473	30.8%
NOOK	15,467	72.4%	14,550	58.5%	44,317	67.1%	50,242	59.2%

Total Gross Profit	$400,026	32.5%	$436,801	33.6%	$882,202	30.7%	$969,715	31.6%

The Company’s consolidated gross profit decreased $36.8 million, or 8.4%, to $400.0 million during the 13 weeks ended January 27, 2018 from $436.8 million during the 13 weeks ended January 28, 2017. This change was due to the matters discussed above.

The Company’s consolidated gross profit decreased $87.5 million, or 9.0%, to $882.2 million during the 39 weeks ended January 27, 2018 from $969.7 million during the 39 weeks ended January 28, 2017. This change was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
B&N Retail	$259,198	21.4%	$262,024	20.5%	$727,149	25.9%	$738,176	24.7%
NOOK	13,846	64.8%	16,938	68.1%	41,918	63.5%	63,323	74.6%

Total Selling and Administrative Expenses	$273,044	22.2%	$278,962	21.4%	$769,067	26.7%	$801,499	26.1%

Selling and administrative expenses decreased $5.9 million, or 2.1%, to $273.0 million during the 13 weeks ended January 27, 2018 from $279.0 million during the 13 weeks ended January 28, 2017. Selling and administrative expenses increased as a percentage of sales to 22.2% from 21.4% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $2.8 million as compared to prior year, increasing 90 basis points as a percentage of sales to 21.4% from 20.5%. The Company implemented a new labor model for its stores, resulting in the elimination of certain store positions. The estimated severance costs are $10.7 million (75 basis points). Store payroll (excluding the severance charge) increased 25 basis points (on store sales) as sales deleverage and wage increases were partially offset by productivity gains. The current year also includes higher employee benefit costs (15 basis points) and a higher store impairment charge (15 basis points). These increases were partially offset by lower bonus accruals (50 basis points). The remaining variance was attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $3.1 million as compared to prior year, decreasing as a percentage of sales to 64.8% from 68.1% for the quarter primarily attributable to continued cost rationalization efforts, including lower compensation expense and lower variable costs on the sales decline, partially offset by higher legal and advertising expenses. In addition, expenses were favorably impacted by the channel partner settlement.

Selling and administrative expenses decreased $32.4 million, or 4.0%, to $769.1 million during the 39 weeks ended January 27, 2018 from $801.5 million during the 39 weeks ended January 28, 2017. Selling and administrative expenses increased as a percentage of sales to 26.7% from 26.1% as compared to the same period one year ago. The changes by segment are as follows:

•	B&N Retail selling and administrative expenses decreased $11.0 million as compared to prior year. As a percent of sales, B&N Retail expenses increased 120 basis points to 25.9% from 24.7%. The Company implemented a new labor model for its stores, resulting in the elimination of certain store positions. The estimated severance costs are $10.7 million (40 basis points). Excluding this charge, severance costs decreased 50 basis points on prior year cost reductions. The current year also includes higher store payroll (70 basis points on store sales) on sales deleverage and wage increases, higher employee benefit costs (25 basis points) on increased medical claims, increased legal and professional fees (20 basis points) partially related to strategic consulting and higher website expenses (15 basis points). The remaining variance was attributable to sales deleverage and the general timing of expenses.

•	NOOK selling and administrative expenses decreased $21.4 million as compared to prior year, decreasing as a percentage of sales to 63.5% from 74.6%. The prior year included severance and transitional costs of $9.1 million related to the outsourcing of certain services and the closure of NOOK’s California and Taiwan offices. Excluding these costs, the decrease in dollars was primarily attributable to continued cost rationalization efforts, including lower compensation expense, lower severance and consulting costs, as well as lower variable costs on the sales decline, partially offset by higher legal costs. The current year also includes a favorable expense impact from the channel partner settlement.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
B&N Retail	$25,295	2.1%	$25,236	2.0%	$72,491	2.6%	$74,756	2.5%
NOOK	2,950	13.8%	3,816	15.3%	9,351	14.2%	15,327	18.1%

Total Depreciation and Amortization	$28,245	2.3%	$29,052	2.2%	$81,842	2.8%	$90,083	2.9%

During the 13 weeks ended January 27, 2018, depreciation and amortization decreased $0.8 million, or 2.8%, to $28.2 million from $29.1 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

During the 39 weeks ended January 27, 2018, depreciation and amortization decreased $8.2 million, or 9.1%, to $81.8 million from $90.1 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets, partially offset by additional capital expenditures.

Goodwill Impairment

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Goodwill Impairment	$133,612	$—	$133,612	$—

The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators.

In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment.

The Company completed its annual goodwill impairment test as of the first day of the third quarter of fiscal 2018. Given the lower than expected sales results, the Company revised its forecasted outlook. Following the announcement of its holiday sales results and revised outlook, the market price of the Company’s common stock sharply declined. Due to these impairment indicators, the Company performed an interim test of its goodwill during the period. While the Company has initiated a strategic turnaround plan focused on stabilizing sales, improving productivity and reducing expenses, achievement of its long-term goals requires a significant multi-year transformation. As a result of performing the interim test of impairment, the Company recognized an impairment of its B&N Retail reporting unit of $133.6 million during the 13 weeks ended January 27, 2018.

Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	% of Sales	January 28, 2017	% of Sales	January 27, 2018	% of Sales	January 28, 2017	% of Sales
B&N Retail	$(33,546)	(2.8)%	$134,991	10.6%	$(95,367)	(3.4)%	$106,541	3.6%
NOOK	(1,329)	(6.2)%	(6,204)	(24.9)%	(6,952)	(10.5)%	(28,408)	(33.5)%

Total Operating Income (Loss)	$(34,875)	(2.8)%	$128,787	9.9%	$(102,319)	(3.6)%	$78,133	2.5%

The Company’s consolidated operating income decreased $163.7 million, or 127.1%, to an operating loss of $34.9 million during the 13 weeks ended January 27, 2018 from an operating income of $128.8 million during the 13 weeks ended January 28, 2017. This change was due to the matters discussed above.

The Company’s consolidated operating income decreased $180.5 million, or 231.0%, to an operating loss of $102.3 million during the 39 weeks ended January 27, 2018 from an operating income of $78.1 million during the 39 weeks ended January 28, 2017. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	% of Change	January 27, 2018	January 28, 2017	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$2,536	$2,076	22.2%	$7,254	$5,666	28.0%

Net interest expense and amortization of deferred financing fees increased $0.5 million, or 22.2%, to $2.5 million during the 13 weeks ended January 27, 2018 from $2.1 million during the 13 weeks ended January 28, 2017 primarily on higher average borrowings.

Net interest expense and amortization of deferred financing fees increased $1.6 million, or 28.0%, to $7.3 million during the 39 weeks ended January 27, 2018 from $5.7 million during the 39 weeks ended January 28, 2017 primarily on higher average borrowings.

Income Tax Provision (Benefit)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 27, 2018	Effective Rate	January 28, 2017	Effective Rate	January 27, 2018	Effective Rate	January 28, 2017	Effective Rate
Income Tax Provision (Benefit)	$26,125	(69.8)%	$56,435	44.5%	$(5,165)	4.7%	$37,016	51.1%

The Company recorded an income tax provision of $26.1 million on a pre-tax loss of $37.4 million during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of (69.8)%. The Company recorded an income tax provision of $56.4 million on a pre-tax income of $126.7 million during the 13 weeks ended January 28, 2017, which represented an effective income tax rate of 44.5%. The Company’s effective tax rates for the 13 weeks ended January 27, 2018 and January 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, state tax provision, net of federal benefit and for the 13 weeks ended January 27, 2018, the impact of the Tax Cuts and Jobs Act, goodwill impairment, and changes to valuation allowance. The change in effective tax rates for the 13 weeks ended January 27, 2018 and January 28, 2017 was due to changes in uncertain tax positions, return to provision adjustments, goodwill impairment, valuation allowance, and the impact of the Tax Cuts and Jobs Act.

The Company recorded an income tax benefit of $5.2 million on a pre-tax loss of $109.6 million during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 4.7%. The Company recorded an income tax provision of $37.0 million on a pre-tax income of $72.5 million during the 39 weeks ended January 28, 2017, which represented an effective income tax rate of 51.1%. The Company’s effective tax rates for the 39 weeks ended January 27, 2018 and January 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, state tax provision, net of federal benefit and for the 39 weeks ended January 27, 2018, the impact of the Tax Cuts and Jobs Act, goodwill impairment, and changes to valuation allowance. The change in effective tax rates for the 39 weeks ended January 27, 2018 and January 28, 2017 was due to changes in uncertain tax positions, return to provision adjustments, goodwill impairment, valuation allowance and the impact of the Tax Cuts and Jobs Act.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at January 27, 2018 could decrease by approximately $0.9 million within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net Income (loss)	$(63,536)	$70,276	$(104,408)	$35,451

As a result of the factors discussed above, the Company reported consolidated net loss of $63.5 million during the 13 weeks ended January 27, 2018, compared with consolidated net income of $70.3 million during the 13 weeks ended January 28, 2017.

As a result of the factors discussed above, the Company reported consolidated net loss of $104.4 million during the 39 weeks ended January 27, 2018, compared with consolidated net income of $35.5 million during the 39 weeks ended January 28, 2017.

Critical Accounting Policies

During the 39 weeks ended January 27, 2018, except for the adoption of ASU 2016-09 during the first quarter of fiscal 2018 and adoption of ASU 2017-04 during the third quarter of fiscal 2018, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 27, 2018, the Company’s cash and cash equivalents totaled approximately $11.5 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the third quarter of fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the third quarter of fiscal 2018.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $59.8 million at January 27, 2018 and $18.2 million at January 28, 2017. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.2 million in the third quarter of fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.2 million in the third quarter of fiscal 2018.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017 the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. The appeal is fully briefed, and the Court heard oral argument on December 6, 2017. The Court of Appeals’ decision is pending.

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

Café Manager Class Actions

Two former Café Managers have filed separate actions alleging similar claims of entitlement to unpaid compensation for overtime. In each action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). Specifically, Christine Hartpence filed a complaint against Barnes & Noble, Inc. (Barnes & Noble) in Philadelphia County Court of Common Pleas on May 26, 2015, alleging that she is entitled to unpaid compensation for overtime under Pennsylvania law and seeking to represent a class of allegedly similarly situated employees who performed the same position (Café Manager). On July 14, 2016, Ms. Hartpence amended her complaint to assert a purported collective action for alleged unpaid overtime compensation under the federal Fair Labor Standards Act (FLSA), by which she sought to act as a class representative for similarly situated Café Managers throughout the United States. On July 27, 2016, Barnes & Noble removed the case to the U.S. District Court of the Eastern District of Pennsylvania. Ms. Hartpence then voluntarily dismissed her complaint and subsequently re-filed a similar complaint in the Philadelphia County Court of Common Pleas. The re-filed complaint alleged only claims of unpaid overtime under Pennsylvania law and class claims under Pennsylvania law that are limited to current and former Café Managers within Pennsylvania. On June 22, 2017, Ms. Hartpence filed an additional, separate action in Philadelphia County Court of Common Pleas in which she repeats her allegations under Pennsylvania law and asserts a similar claim for unpaid wages under New Jersey law, purportedly on behalf of herself and others similarly situated. The Court consolidated the two pending cases on November 1, 2017. On December 8, 2017, Barnes & Noble removed the consolidated action after Ms. Hartpence amended her complaint to add a cause of action under the FLSA in which Ms. Hartpence purports to assert claims on behalf of herself and a national class of all similarly situated Café Managers.

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York in which she also alleges that she is entitled to unpaid compensation under the FLSA and Illinois law. Ms. Brown seeks to represent a national class of all similarly situated Café Managers under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice. The Plaintiffs filed a renewed motion for Conditional Certification on November 17, 2017, which is now fully briefed by the parties and pending before the Court. There are currently 18 former Café Managers who have joined the action as opt-in plaintiffs.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction. On January 31, 2018, the court granted B&N Booksellers’ motion to compel arbitration, and the clerk of court closed the case on February 1, 2018.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 29, 2017—November 25, 2017	—	$—	—	$50,000,000
November 26, 2017—December 30, 2017	1,233	$6.70	—	$50,000,000
December 31, 2017—January 27, 2018	3,523	$6.50	—	$50,000,000

Total	4,756	$6.55	—

(a)	The shares on this table above represent shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units.

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase shares under this plan during the 13 and 39 weeks ended January 27, 2018. During the 13 and 39 weeks ended January 28, 2017, the Company repurchased 311,020 shares at a cost of $3.5 million and 2,019,798 shares at a cost of $23.3 million, respectively, under the prior repurchase plan. The Company has remaining capacity of $50.0 million under the new repurchase program as of January 27, 2018.

As of January 27, 2018, the Company has repurchased 39,584,907 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

March 1, 2018