Form 10-K
period 2018-04-28
BARNES & NOBLE INC
filed 2018-06-21
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2018

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

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $428,729,814 based upon the closing market price of $7.25 per share of Common Stock on the New York Stock Exchange as of October 28, 2017.

As of May 31, 2018, 72,793,646 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 140,840 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 28, 2018 are incorporated by reference into Parts II and IV.

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

PART I

ITEM 1. BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 provides customers a unique experience across its multi-channel distribution platform. As of April 28, 2018, the Company operates 630 bookstores in 50 states, maintains an eCommerce site, develops digital reading products and operates NOOK, one of the largest digital bookstores. Barnes & Noble is utilizing the strength of its retail footprint in combination with its online and digital businesses to provide an omni-channel experience for its customers, fulfilling its commitment to offer customers any book, anytime, anywhere and in any format.

Barnes & Noble Retail (B&N Retail) operates 630 retail bookstores, primarily under the Barnes & Noble Booksellers® trade name, and includes the Company’s eCommerce site. B&N Retail also includes Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption online, NOOK®2 reading devices, co-branded NOOK® tablets and reading software for iOS, Android and Windows. As of April 28, 2018, the Company employed approximately 23,000 employees (8,000 full-time and 15,000 part-time employees).

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
[2]

Any references to NOOK® include the Company’s NOOK® Tablet, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK® and NOOK GlowLightTM 3 devices, each of which includes the trademark symbol (® or ™, as applicable) even if a trademark symbol is not included.

Merchandising initiatives are focused on increasing the impact of promotional activities, narrowing product assortments, improving SKU productivity, improving inventory management processes, testing changes to existing store layouts and remerchandising select business units in stores. Additionally, the Company has created a new business development team, which will introduce new business categories that are complementary to its existing businesses. The Company believes there is opportunity to increase conversion through higher customer engagement and by improving navigation and discovery throughout the store, including a customer friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

In-store events also drive traffic, reinforcing Barnes & Noble as a destination where customers can meet, browse and discover. The Company is also utilizing social media, where booksellers communicate events, promotions and new product offerings with customers at the local level in order to drive traffic.

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

The Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. The Company is also committed to right sizing its cost structure. At B&N Retail, the Company has implemented a new labor model for its stores that has resulted in the elimination of certain store positions. The new model allows stores to adjust staff up or down based on the needs of the business, increase store productivity and streamline store operations. At NOOK, the Company exited non-core businesses and outsourced certain functions. NOOK expects to continue to re-calibrate its cost structure commensurate with sales, further reducing its losses.

In addition to initiatives focused on growing sales through its existing store base, the Company is innovating for the future and is expecting to open smaller, newly designed prototype stores later this year, which it believes could foster sales growth in the future. The Company has also created a Test & Learn pipeline process, through which it is testing a number of new initiatives to improve future performance.

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

B&N Retail

This segment includes 630 bookstores as of April 28, 2018, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 3,000 to 60,000 square feet depending upon market size, with an overall average store size of 26,000 square feet. In fiscal 2018, the Company reduced the Barnes & Noble store base by approximately 135,000 square feet, bringing the total square footage to 16.6 million square feet, a net reduction of 0.8% from fiscal 2017.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 28, 2018, Barnes & Noble had stores in 161 of the total 210 Designated Market Area markets. In 68 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from 19,000 to 143,000 titles. The comprehensive title selection is diverse and reflects local interests and regional titles and authors’ works. Bestsellers typically represent between approximately 4% and 6% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer. Additionally, the website allows customers to purchase over three million eBooks, newspapers and magazines. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

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

NOOK® Demonstrations. The Company has utilized its traditional retail bookstores to promote NOOK® within the bookstores. Customers have the ability to see, feel, and experiment with NOOK®, speak to knowledgeable booksellers, and receive pre- and post-sales customer support within the Company’s bookstores. The Company offers NOOK® owners free NOOK® support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free within the store. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include the NOOK® Tablet, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK® and NOOK GlowLight™ 3 devices. The NOOK® devices have also opened up an additional market for NOOK®-related accessories such as stands, covers, lights, and other items.

Educational Toys & Games Department. The Educational Toys & Games Department at Barnes & Noble offers parents and gift-givers unique, best in class, learning products from around the world. In addition to an exceptional educational assortment, customers can rely on Barnes & Noble for many of the most requested top toys in any season. Whether customers are browsing Science & Tech, Arts & Crafts or Kids’ Games & Puzzles, there is consistently something new to discover. At Barnes & Noble, customers can shop in three distinct ways: by brand, by category and by age. And, by showcasing powerful brands like LEGO, Playmobil and Fisher-Price, along with favorite characters like Thomas the Tank Engine, Hatchimals, Paw Patrol and LOL Dolls, the Company has become a destination for kids and gift-givers across the country.

Games, Puzzles, Trend & Collectibles. Barnes & Noble continues to maintain focus on Games & Puzzles with a thoughtful and deliberate merchandising segmentation. Featuring an assortment of puzzles, family games, strategy games, party games, card games and mind, memory and logic games, Barnes & Noble offers table top gaming products allowing customers to immerse themselves in dynamic game-play. In the ever evolving world of pop culture, Barnes & Noble is proud to offer trend-based merchandise for an array of fans through an inspired collection of products from many of the hottest entertainment properties, featuring many of the latest trends from around the globe and the Company’s most revered book franchises.

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

Discount Pricing. Barnes & Noble stores employ an aggressive nationwide discount pricing strategy and offer special promotions throughout the year. The Barnes & Noble Membership Program offers members greater discounts and other benefits for products and services as well as exclusive offers and promotions via email or direct mail. The Company’s website, www.barnesandnoble.com, also utilizes a competitive model that includes various promotional offerings designed for members and non-members alike and enables the Company to offer better value to its customers. The Barnes & Noble Kids’ Club Program offers free rewards and special offers to participants and invites children to celebrate their birthday within the retail bookstores.

Community Business Development. The Company’s retail bookstores host a variety of national and local events, which feature the many products and services it offers. Each store plans its own community-based calendar of events, including author appearances, children’s storytimes, poetry readings and book discussion groups. In addition, the Company hosts a number of national campaigns around various themes or audiences such as National Book Club, Summer Reading, My Favorite Teacher Essay Contest, Educator Appreciation Days and the annual Holiday Book Drive, which provides books to at risk children in the communities the stores serve. All of these campaigns increase traffic and sales, and further reinforce Barnes & Noble as a community center.

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

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books from 19,000 to 143,000 unique titles, of which approximately 24,000 titles are common to virtually all stores. Each store is tailored to reflect the lifestyles and interests of the area’s customers.

Product Master, the Company’s proprietary inventory management database, has approximately 19.6 million titles. It includes approximately 7.2 million active titles and provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, Product Master allows the Company to achieve higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer.

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

The Company has implemented a number of new website features to improve the overall user experience. BN.com is an important component to the Company’s omni-channel strategy, and it believes that, in the long-term, the platform will enable it to be more competitive in the marketplace.

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

The B&N Retail segment includes 630 bookstores as of April 28, 2018, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state as of April 28, 2018 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Montana	4
Alaska	2	Nebraska	4
Arizona	15	Nevada	4
Arkansas	5	New Hampshire	4
California	69	New Jersey	23
Colorado	15	New Mexico	3
Connecticut	12	New York	38
Delaware	2	North Carolina	21
Florida	39	North Dakota	3
Georgia	19	Ohio	18
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	7
Illinois	26	Pennsylvania	26
Indiana	12	Rhode Island	3
Iowa	7	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	52
Maine	1	Utah	10
Maryland	11	Vermont	1
Massachusetts	17	Virginia	25
Michigan	18	Washington	17
Minnesota	16	West Virginia	1
Mississippi	3	Wisconsin	11
Missouri	11	Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts, puzzles & games and history & current affairs, as well as a large children’s line. Sterling, with a solid backlist and robust value publishing program, has a title base of approximately 15,000 print books and eBooks. In addition, Sterling also distributes approximately 1,300 titles on behalf of client publishers.

Operations

The Company has seasoned management teams for its retail stores, including those for real estate, merchandising and store operations. Field management includes regional vice presidents and district managers supervising multiple store locations.

During fiscal 2018, the Company implemented a new labor model for its retail stores that resulted in the elimination of certain store positions. The new model allows stores to adjust staff up or down based on the needs of the business, increase store productivity and streamline store operations.

The Barnes & Noble management team is led by experienced management in both traditional product lines and in digital eCommerce. The Barnes & Noble management team employs highly skilled professionals with both media expertise and supply chain management skills. This combination ensures a positive customer experience regardless of a customer’s preference for a physical product or a digital one.

Each Barnes & Noble store generally employs a store manager, one assistant store manager, two sales and inventory managers, a café manager and on average 27 booksellers (combination of full-time and part-time). Many Barnes & Noble stores also employ a full-time community business development manager. The large bookseller base provides the Company with experienced employees to fill new manager positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

Field management for all of the Company’s bookstores, including regional vice presidents, district managers and store managers, participate in an annual incentive program tied to store sales and profit goals (for regional vice presidents) as well as execution of certain retail initiatives. The Company believes that the compensation of its field management is competitive with that offered by other specialty retailers of comparable size.

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

The Company’s B&N Retail segment purchases physical books on a regular basis from over 400 publishers and nearly 40 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 67% of the B&N Retail’s book purchases during fiscal 2018, and no single supplier accounted for more than 27% of B&N Retail’s book purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

As of April 28, 2018, the Company has approximately 1,745,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States.

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

Competition

The book business is highly competitive in every channel in which the Company operates. The Company competes with mass merchandisers, such as Costco, Target and Wal-Mart. The Company faces competition from many online distributors, notably Amazon.com. The Company also competes with other large bookstores, including Books-A-Million, and smaller format bookstores, including new Amazon retail stores and independent store operators. In addition, the Company faces competition from digital distributors, such as Amazon.com and Apple, including through digital books or “eBooks” and eBook readers. The B&N Retail business’s stores also compete with specialty retail stores that offer books in particular subject areas, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments.

The music and movie businesses are also highly competitive and the Company faces competition from mass merchants, discounters and electronic distribution. The store experience is geared towards the Company’s customer base, including a strong Blu-ray presence as well as a tailored, returnable product assortment.

Seasonality

The B&N Retail business, like that of many retailers, is seasonal, with the major portion of sales and operating income typically realized during its third fiscal quarter, which includes the holiday selling season.

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 28, 2018, the B&N Retail segment had approximately 23,000 employees (8,000 full-time and 15,000 part-time employees). The B&N Retail segment’s employees are not represented by unions.

NOOK

This segment represents the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, providing easy access to Barnes & Noble’s expansive digital collection of over three million eBooks, digital magazines and newspapers, while rationalizing its existing cost structure. As part of this commitment, the Company partners with Samsung to develop co-branded NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience, while continuing to develop and offer its own black-and-white NOOK® eReaders and NOOK® Tablet.

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

NOOK currently sells a number of different devices to satisfy customers’ digital needs, including the NOOK® Tablet, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® S2 NOOK®, Samsung Galaxy Tab® E NOOK® and NOOK GlowLight™ 3 devices. These devices provide customers access to the millions of books and magazines in the NOOK Store and through Google Play, Android apps and games, songs, movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK GlowLight™ 3 provides customers a simple, easy to use, intuitive eReader on an E-Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. The free NOOK support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable bookseller to receive pre- and post-customer sales support. The bookstores also provide free Wi-Fi connectivity for NOOK® devices and Read In Store™ access, which allows customers to read NOOK Books™ for free within the store. NOOK® devices also allow for digital lending of a wide selection of books through its LendMe® technology.

Operations

The digital products group has knowledgeable product development and operational management teams in the areas of reading software, digital content retailing and mobile device development. Digital product management oversees product concept, software development, engineering, and user experience. Operational management has historically overseen demand planning, strategic sourcing, manufacturing, return and refurbishment of hardware. The Company expects that digital product management’s role will continue to focus on eReading devices and reading platforms, while also shifting to the management of third-party partner relationships, such as NOOK’s partnership with Samsung and Bahwan CyberTek (BCT), a global software products and services company, in which the Company outsourced certain NOOK functions, including cloud management and development support for NOOK® software.

Purchasing/Distribution

NOOK acquires the rights to distribute digital content from publishers and distributes the content on www.barnesandnoble.com, NOOK® devices and other eBookstore platforms. Certain digital content is distributed under an agency pricing model, in which the publishers set fixed prices for eBooks and NOOK receives a fixed commission on content sold through the eBookstore. The majority of the Company’s eBooks sold are under the agency model.

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

Employees

As of April 28, 2018, NOOK had 57 employees (combination of full-time and part-time). NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include, but are not limited to, B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, Barnsie®, Noble®, Espari®, Discover Great New Writers®, NOOK®, NOOK Color®, NOOK Tablet®, Reader’s Tablet®, NOOK Simple Touch®, GlowLight®, NOOK GlowLight™, The Simple Touch Reader®, NOOK Press®, NOOK Books®, NOOK Book Enhanced®, NOOK Developer®, The NOOK Book Store®, NOOK Newsstand®, NOOK Newspaper®, NOOK Kids®, Read In Store®, NOOK Friends®, LendMe®, NOOK Boutique®, NOOK Study®, ArticleView®, Daily Shelf®, Read To Me®, Punctuate!®, Wobblio®, Get Pop-Cultured®, B-Fest®, B&N Readouts®, SparkNotes®, Borders®, Borders Books & Music®, and Waldenbooks®, some of which are registered or pending with the United States Patent and Trademark Office.

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

Intense competition, including from the Internet and other retail sources, may adversely affect the Company’s businesses.

The book business is highly competitive in every channel in which the Company operates. The Company competes with mass merchandisers, such as Costco, Target and Wal-Mart. The Company faces competition from many online distributors, notably Amazon.com. The Company also competes with other large bookstores, including Books-A-Million, and smaller format bookstores, including new Amazon retail stores and independent store operators. In addition, the Company faces competition from digital distributors, such as Amazon.com and Apple, including through digital books or “eBooks” and eBook readers. The Retail business’s stores also compete with specialty retail stores that offer books in particular subject areas, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments.

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

The Company’s primary business is its operation of the Retail business’s stores across the United States, and it derived a substantial majority of its sales and profits from the Retail business’s stores in its most recent fiscal year. Continued increases in consumer spending via the Internet may significantly affect its ability to generate sales in the Retail business’s stores. Management’s strategies are subject to the risks described herein and elsewhere, and may be subject to other risks that have not yet been identified, and management cannot make assurances that its business strategies will be successful.

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

Substantially all of the Retail business’s stores are located in leased premises. The Retail business’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Retail business has 321 leases up for renewal by April 30, 2021. If the cost of leasing existing retail stores increases, the Retail business may not be able to maintain its existing store locations as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. The Retail business’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations: one in Monroe Township, New Jersey and the other in Reno, Nevada. The Retail business’s profitability depends in part on its ability to continue to optimize its distribution centers. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. Both distribution centers’ leases are up for renewal in 2020. If the cost of leasing these distribution centers increases, the Retail business may not be able to maintain its existing distribution centers as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or in a timely manner. The Retail business’s earnings may decline if it fails to maintain existing distribution centers, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

The Company is dependent upon access to capital, including bank credit facilities and short-term vendor financing, for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements and indebtedness. The Company believes that the combination of its cash and cash equivalents on hand, cash flow received from operations, funds available under the Company’s credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy the Company’s requirements, the Company may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s ability to fund its working capital requirements, costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

The Company’s expansion into new products, services and technologies subjects it to additional business, legal, financial and competitive risks.

The Company may require additional capital in the future to sustain or grow the Company’s business. The Company’s gross profits and margins in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, the Company may have limited or no experience in its newer products and services, and its customers may not adopt its new product or service offerings, which include digital, web services and electronic devices, including but not limited to its NOOK® eBook readers and tablets, as well as new gift products and educational toys and games products. Some of these offerings may present new and difficult technological challenges, and the Company may be subject to claims or recalls if customers of these offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

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

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2018, the Retail business’s five largest suppliers accounted for approximately 67% of the dollar value of merchandise purchased. While the Company believes that its relationships with its suppliers are strong, suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

The Company’s businesses are seasonal and the Company’s results of operations may fluctuate from quarter to quarter, which could affect the Company’s business, financial condition and results of operations.

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

The Company’s sales are generally highest in the third fiscal quarter and lowest in the second and fourth fiscal quarters. Operating results in the Company’s businesses depend significantly upon the holiday selling season in the third fiscal quarter.

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

Leonard Riggio, the Company’s Founder and Chairman, is currently the beneficial owner of an aggregate of approximately 19.3% of the Company’s outstanding capital stock as of April 28, 2018.

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

Pursuant to the stockholder proposal that was approved at the Company’s 2017 annual meeting of stockholders, the declassification of the Company’s Board of Directors will be phased in, such that the Class II directors will stand for election for a one-year term at the 2018 annual meeting of stockholders, the Class III directors and the Class II directors will stand for election for a one-year term at the 2019 annual meeting of stockholders, and all directors will stand for election for one-year terms at the 2020 annual meeting of stockholders and at each annual meeting of stockholders thereafter. Until declassification is complete, the Company’s classified Board of Directors could serve as an anti-takeover defense. The Company also has other anti-takeover defenses in its certificate of incorporation and by-laws. Each of the Company’s defenses could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These deterrents could adversely affect the price of the Company’s common stock and make it difficult to remove or replace members of the Board of Directors or management of the Company. The Company’s previous shareholder rights plan expired on November 17, 2012 and was not replaced. The Board may, subject to its fiduciary duties under applicable law, choose to implement a shareholder rights plan in the future.

The Company’s businesses could be impacted by changes in international, federal, state or local laws, rules or regulations.

The Company is subject to general business regulations and laws relating to all aspects of its business, including regulations and laws relating to the Internet, online commerce, digital content and products as well as its other lines of business (including governmental investigations and litigation relating to the agency pricing model for digital content distribution). Existing and future laws and regulations and their application and/or enforcement may impede the growth of the Internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models, including the agency pricing model. Changes in international, federal, state or local laws, rules or regulations, including, but not limited to, laws, rules or regulations related to employment, wages, data privacy, information security, intellectual property, taxes, products, product safety, health and safety, imports and exports, anti-corruption, and anti-competition could diminish the demand for the Company’s products and services, increase the Company’s costs of doing business, decrease the Company’s margins or otherwise materially adversely impact the Company’s business.

The Company faces additional operating risks through the operation of the Digital business and as an Internet retailer.

The Company faces risks related to the operation of the Digital business. The Digital business’s content sales decreased during fiscal 2018 and may continue to decline in the future, which could affect the Company’s results of operations and liquidity. Also, the sales of digital devices and accessories declined during fiscal 2018, and there is no guarantee that the possible introduction of future NOOK® digital devices will increase future sales of digital devices or content or the earnings of the Digital business. NOOK® competes primarily with other tablets and eBook readers on functionality, consumer appeal, availability of digital content and price. The previously announced efforts to rationalize the costs associated with the Digital business also may not be successful, which may adversely impact the Company’s results of operations. The Digital business faces certain risks associated with its business, including protection of digital rights and uncertainties relating to the regulation of digital content.

Business risks related to the Company’s online business include risks associated with the need to keep pace with rapid technological change, risks associated with the adoption of new products or platforms. Internet security risks, risks of system failure or inadequacy, supply chain risks, government regulation and legal uncertainties with respect to the Internet, risks related to data privacy and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on the Company’s business.

The Company depends on component and product manufacturing provided by third parties, many of whom are located outside of the U.S.

NOOK® and other Company products are manufactured by third-party manufacturers, many of which are located outside the United States. While the Company’s arrangements with these manufacturers may lower costs, they also reduce its direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, if reimbursement from such manufacturers is unenforceable or insufficient, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect the Company’s reputation, financial condition and operating results.

The Company, including the Digital business, may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries (DRC), which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that its products are free of such minerals. The Company filed its Conflict Minerals Report for the calendar year 2017 with the SEC on May 31, 2018.

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

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. Most stores are currently in renewal periods. The terms of the Barnes & Noble store leases for its 629 leased stores open as of April 28, 2018 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores(a)
2019	89
2020	142
2021	90
2022	126
2023	93
2024 and later	87

(a)	Two Barnes & Noble stores are under month-to-month leases.

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

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 28, 2018 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Notes to Consolidated Financial Statements, Note 15. Legal Proceedings” is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$8.70	$6.25	$13.31	$10.25
Second Quarter	8.30	6.60	13.63	10.15
Third Quarter	8.00	4.83	13.20	9.40
Fourth Quarter	5.80	4.10	10.95	8.45

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2018
Common stock, $0.001 par value	1,648

Dividends

The Company paid dividends to common stockholders in the amount of $43.6 million and $43.9 million during fiscal 2018 and fiscal 2017, respectively.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 28, 2018 – February 24, 2018	—	$0	—	$50,000,000
February 25, 2018 – March 31, 2018	—	$0	—	$50,000,000
April 1, 2018 – April 28, 2018	—	$0	—	$50,000,000

Total	—	$0	—

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. During fiscal 2016, the Company repurchased 2,763,142 shares at a cost of $26.7 million under the prior repurchase plan. During fiscal 2017, the Company repurchased 2,019,798 shares at a cost of $23.3 million under the prior repurchase plan. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan in fiscal 2018 and fiscal 2017. The Company has remaining capacity of $50.0 million under the new repurchase program as of April 28, 2018.

As of April 28, 2018, the Company has repurchased 39,584,907 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the Annual Report under the section entitled “Selected Consolidated Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 28, 2018, the Company’s cash and cash equivalents totaled approximately $10.8 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in fiscal 2018.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $158.7 million at April 28, 2018 and $64.9 million at April 29, 2017. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.7 million in fiscal 2018. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.7 million in fiscal 2018.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 28, 2018.

The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 28, 2018 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 28, 2018 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 28, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	175,169	9.95	5,689,643
Equity compensation plans not approved by security holders	—	—	—

Total	175,169	9.95	5,689,643

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements:

(i)	“The Report of Independent Registered Public Accountants” included in the Annual Report is incorporated herein by reference.

(ii)	The information included in the Annual Report under the sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” are incorporated herein by reference.

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52 week period ended April 28, 2018, the 52 week period ended April 29, 2017 and the 52 week period ended April 30, 2016 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 28, 2018	$3,831	$(392)	$(2,487)	$952
April 29, 2017	$4,571	$464	$(1,204)	$3,831
April 30, 2016	$3,721	$1,377	$(527)	$4,571

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 28, 2018	$6,145	$16,385	$(16,314)	$6,216
April 29, 2017	$5,940	$18,558	$(18,353)	$6,145
April 30, 2016	$4,623	$17,380	$(16,063)	$5,940

(b)	The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (8)

2.2	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 14, 2015). (24)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (36)

3.2	Amended and Restated By-laws of the Company. (36)

3.3	Form of Certificate of Designation, dated as of November 17, 2009. (9)

4.1	Specimen Common Stock Certificate. (1)(P)

10.1	The Company’s Amended and Restated 1996 Incentive Plan. (2)

10.2	The Company’s 2004 Executive Performance Plan. (3)

10.3	The Company’s 2004 Incentive Plan. (3)

10.4	Form of Option Award Agreement of the Company. (4)

10.5	Form of Restricted Stock Award Agreement of the Company. (4)

10.6	Amendment to the Company’s 2004 Incentive Plan. (5)

10.7	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (5)

Exhibit No.	Description

10.8	First Amendment to the Company’s 2004 Executive Performance Plan. (6)

10.9	Second Amendment to the Company’s 2004 Incentive Plan. (6)

10.10	The Company’s Amended and Restated Deferred Compensation Plan. (6)

10.11	The Company’s 2009 Executive Performance Plan. (7)

10.12	The Company’s 2009 Incentive Plan. (7)

10.13	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (10)

Exhibit No.	Description

10.14	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (11)

10.15	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (12)

10.16	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (13)

10.17	The Company’s Amended and Restated 2009 Incentive Plan. (14)

10.18	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (16)

10.19	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (16)

10.20	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (15)

10.21	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (15)

10.22	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (15)

Exhibit No.	Description

10.23	Employment Agreement dated December 23, 2013 between Barnes & Noble, Inc. and Allen W. Lindstrom. (18)

10.24	Amendment No. 1 to the Commercial Agreement, dated as of October 4, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (19)

10.25	Amendment No. 2 to the Commercial Agreement, dated as of March 10, 2014, between Barnes & Noble, Inc. and Microsoft Corporation. (19)

10.26	Commercial Agreement, dated June 4, 2014, between Samsung Electronics America, Inc. and barnesandnoble.com llc. (20)

10.27	Assignment of lease agreement, dated June 5, 2014, between barnesandnoble.com llc and Google, Inc. (20)

10.28	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment, dated December 4, 2014, between Microsoft Corporation and Barnes & Noble, Inc. (21)

10.29	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment between Microsoft Corporation, Barnes & Noble, Inc., NOOK Media LLC, barnesandnoble.com llc and Microsoft Licensing GP, dated December 3, 2014. (22)

10.30	First Amendment to the Commercial Agreement, dated March 7, 2015, made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (23)

Exhibit No.	Description

10.31	Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans notice given to directors and executive officers, dated July 23, 2015. (25)

10.32	Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.33	Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.34	Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.35	Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.36	Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto. (26)

10.37	Completion of Spin-Off of Barnes & Noble Education, dated August 6, 2015. (27)

10.38	Stock Repurchase Program dated December 7, 2015. (28)

10.39	Agreement with Bahwan CyberTek, dated April 7, 2016. (29)

10.40	Second Amendment to the Commercial Agreement, dated May 18, 2016, made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (30)

10.41	Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.42	Performance-Based Stock Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (31)

10.43	Form of Restricted Stock Unit Award Certificate. (31)

10.44	Form of Performance-Based Stock Unit Award Certificate. (31)

10.45	Letter to David Deason regarding terms and conditions of employment, dated February 11, 2014. (31)

Exhibit No.	Description

10.46	Retention Bonus Agreement, dated March 4, 2014, between the Company and David Deason. (31)

10.47	Offer of Employment to Frederic Argir, dated June 12, 2015. (31)

10.48	Agreement Regarding Certain Terms and Conditions of Employment, dated June 25, 2015, between the Company and Frederic Argir. (31)

10.49	First Amendment to Credit Agreement, dated as of September 30, 2016, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (32)

10.50	Employment Agreement between the Company and Demos Parneros, dated November 21, 2016. (33)

10.51	Amendment to Employment Agreement between the Company and Demos Parneros, dated April 27, 2017. (34)

10.52	Retention Bonus Agreement, dated February 7, 2014, between the Company and Mary Amicucci. (35)

10.53	Offer of Employment to Mary Amicucci dated January 7, 2016. (35)

10.54	Barnes & Noble, Inc. 2017 Incentive Compensation Plan, Vice President, Merchandising. (35)

10.55	Consulting Agreement, dated July 18, 2017, between the Company and David Deason. (35)

10.56	Form of Performance-Based Stock Unit Award Agreement pursuant to the Company’s Amended & Restated 2009 Incentive Plan. (35)

10.57	General Release and Waiver Agreement with Mary Amicuccis. (37)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (38)

14.1	Code of Business Conduct and Ethics. (38)

16.1	Letter re change in certifying accountant. (17)

21.1	List of Significant Subsidiaries. (38)

23.1	Consent of Ernst & Young, LLP. (38)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (38)

Exhibit No.	Description

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (38)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (38)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (38)

101.INS	XBRL Instance Document. (38)

101.SCH	XBRL Taxonomy Extension Schema Document. (38)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (38)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (38)

101.LAB	XBRL Taxonomy Label Linkbase Document. (38)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (38)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(4)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

Exhibit No.	Description

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

(11)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

Exhibit No.	Description

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(16)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 24, 2013.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 13, 2014.

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2014.

(21)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2014.

(22)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2015.

(23)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on March 10, 2015.

Exhibit No.	Description

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 14, 2015.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 27, 2015.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 3, 2015.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2015.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 7, 2015.

(29)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 7, 2016.

(30)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 18, 2016.

(31)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on June 23, 2016.

(32)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 6, 2016.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 21, 2016.

(34)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 27, 2017.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on September 7, 2017.

(36)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 30, 2017.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 29, 2017.

(38)	Filed herewith.

(P)	Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Demos Parneros
Demos Parneros
Chief Executive Officer
June 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio	Chairman of the Board	June 21, 2018
Leonard Riggio

/s/ Demos Parneros	Chief Executive Officer and Director	June 21, 2018
Demos Parneros	(principal executive officer)

/s/ Allen W. Lindstrom	Chief Financial Officer	June 21, 2018
Allen W. Lindstrom	(principal financial officer)

/s/ Peter M. Herpich	Vice President and Corporate Controller	June 21, 2018
Peter M. Herpich	(principal accounting officer)

/s/ George Campbell, Jr.	Director	June 21, 2018
George Campbell, Jr.

/s/ Mark D. Carleton	Director	June 21, 2018
Mark D. Carleton

/s/ Scott S. Cowen	Director	June 21, 2018
Scott S. Cowen

/s/ Al Ferrara	Director	June 21, 2018
Al Ferrara

/s/ William T. Dillard II	Director	June 21, 2018
William T. Dillard II

/s/ Paul Guenther	Director	June 21, 2018
Paul Guenther

/s/ Patricia L. Higgins	Director	June 21, 2018
Patricia L. Higgins

/s/ Kimberley A. Van Der Zon	Director	June 21, 2018
Kimberley A. Van Der Zon