Form 10-Q
period 2018-07-28
BARNES & NOBLE INC
filed 2018-09-06
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2018

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

As of August 31, 2018, 73,018,100 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 140,840 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended July 28, 2018

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended
	July 28, 2018	July 29, 2017
Sales	$794,776	853,316
Cost of sales and occupancy	566,704	599,835

Gross profit	228,072	253,481

Selling and administrative expenses	220,388	242,295
Depreciation and amortization	23,885	26,398

Operating loss	(16,201)	(15,212)
Interest expense, net and amortization of deferred financing fees	3,252	2,040

Loss before taxes	(19,453)	(17,252)
Income tax benefit	(2,415)	(6,474)

Net loss	$(17,038)	(10,778)

Loss per common share:
Basic	$(0.23)	(0.15)
Diluted	$(0.23)	(0.15)
Weighted average common shares outstanding:
Basic	72,686	72,453
Diluted	72,686	72,453
Dividends declared per common share	$0.15	0.15

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	13 weeks ended
	July 28, 2018	July 29, 2017
Net loss	$(17,038)	(10,778)
Other comprehensive income, net of tax:	—	—

Total comprehensive loss	$(17,038)	(10,778)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	July 28, 2018	July 29, 2017	April 28, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,565	11,978	10,769
Receivables, net	66,344	64,016	64,562
Merchandise inventories, net	940,392	950,658	958,196
Prepaid expenses and other current assets	76,030	110,314	65,153

Total current assets	1,094,331	1,136,966	1,098,680

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,083,364	1,069,981	1,080,952
Fixtures and equipment	1,532,234	1,625,127	1,523,485

	2,618,139	2,697,649	2,606,978
Less accumulated depreciation and amortization	2,372,719	2,427,178	2,351,454

Net property and equipment	245,420	270,471	255,524

Goodwill	71,593	207,381	71,593
Intangible assets, net	309,539	310,010	309,649
Other non-current assets	17,682	10,530	14,122

Total assets	$1,738,565	1,935,358	1,749,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470,530	511,226	458,896
Accrued liabilities	256,588	265,400	260,209
Gift card liabilities	223,950	337,965	323,465

Total current liabilities	951,068	1,114,591	1,042,570

Long-term debt	178,700	84,100	158,700
Deferred taxes	72,147	83,785	52,044
Other long-term liabilities	82,764	97,099	84,271

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 112,569, 112,092 and 112,238 shares issued, respectively	112	112	112
Additional paid-in capital	1,750,019	1,744,013	1,749,555
Accumulated other comprehensive income	276	315	276
Retained earnings	(174,086)	(67,131)	(216,236)
Treasury stock, at cost, 39,716, 39,558 and 39,585 shares, respectively	(1,122,435)	(1,121,526)	(1,121,724)

Total shareholders’ equity	453,886	555,783	411,983

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$1,738,565	1,935,358	1,749,568

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 13 weeks ended July 28, 2018

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 28, 2018	$112	1,749,555	276	(216,236)	(1,121,724)	$411,983

Net loss	—	—	—	(17,038)	—	(17,038)
Stock-based compensation expense	—	464	—	—	—	464
Cash dividends declared/paid	—	—	—	(10,919)	—	(10,919)
Accrued dividends for long-term incentive awards	—	—	—	63	—	63
Purchase of treasury stock related to stock-based compensation, 132 shares	—	—	—	—	(711)	(711)
Adoption of ASU 2014-09 (see Note 1)	—	—	—	70,044	—	70,044

Balance at July 28, 2018	$112	1,750,019	276	(174,086)	(1,122,435)	$453,886

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	13 weeks ended
	July 28, 2018	July 29, 2017
Cash flows from operating activities:
Net loss	$(17,038)	(10,778)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	24,625	26,885
Stock-based compensation expense	464	1,323
(Gain) loss on disposal of property and equipment	(47)	159
Net decrease in other long-term liabilities	(1,507)	(2,212)
Net decrease in other non-current assets	50	178
Changes in operating assets and liabilities, net	3,853	(2,733)

Net cash flows provided by operating activities	10,400	12,822

Cash flows from investing activities:
Purchases of property and equipment	(13,604)	(20,705)

Net cash flows used in investing activities	(13,604)	(20,705)

Cash flows from financing activities:
Proceeds from credit facility	265,100	238,600
Payments on credit facility	(245,100)	(219,400)
Cash dividends paid	(10,919)	(10,877)
Purchase of treasury stock related to stock-based compensation	(711)	(455)
Payment of amended credit facility related fees	(4,370)	—

Net cash flows provided by financing activities	4,000	7,868

Net increase (decrease) in cash and cash equivalents	796	(15)
Cash and cash equivalents at beginning of period	10,769	11,993

Cash and cash equivalents at end of period	$11,565	11,978

Changes in operating assets and liabilities, net:
Receivables, net	$(1,782)	3,278
Merchandise inventories, net	17,804	(3,749)
Prepaid expenses and other current assets	(10,877)	(8,498)
Accounts payable, accrued liabilities and gift card liabilities	(1,292)	6,236

Changes in operating assets and liabilities, net	$3,853	(2,733)

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,814	1,536
Income taxes (net of refunds)	$520	(352)
Non-cash financing activity:
Accrued dividends for long-term incentive awards	$1,175	665

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 13 weeks ended July 28, 2018 and July 29, 2017

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of July 28, 2018 and the results of its operations for the 13 weeks and its cash flows for the 13 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 28, 2018 (fiscal 2018).

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended July 28, 2018 are not indicative of the results expected for the 52 weeks ending April 27, 2019 (fiscal 2019).

1. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This update clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 effective April 29, 2018 using the retrospective approach with no impact on the Company’s consolidated statement of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was further amended in 2015 and 2016 (Topic 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented (full retrospective method), or apply the requirements in the year of adoption, through a cumulative adjustment (modified retrospective method). The Company adopted Topic 606 effective April 29, 2018 using the modified retrospective method.

The majority of the Company’s revenue is generated from the sale of product in its retail stores, which will continue to be recognized when control of the product is transferred to the customer. The adoption of Topic 606 resulted in the following changes: 1) presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the previous practice of recording an estimated net return liability; and 2) the timing of revenue recognition for gift card breakage. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. Prior to adoption of Topic 606, the Company recorded this amount in revenue on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. Upon adoption, the Company now recognizes estimated gift card breakage as revenue proportionately as redemption occurs.

The below tables set forth the adjustments to the Company’s consolidated statement of earnings and consolidated balance sheet as a result of the newly adopted revenue recognition standard.

	13 Weeks Ended July 28, 2018
(In thousands)	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)
Sales	$794,776	795,182	(406)
Cost of sales	566,704	566,704	—

Gross profit	$228,072	228,478	(406)

	July 28, 2018
(In thousands)	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)
Assets
Prepaid expenses and other current assets	$76,030	74,466	1,564

Liabilities and Shareholders’ Equity
Accrued liabilities	$256,588	255,024	1,564
Gift card liabilities	$223,950	314,097	(90,147)
Deferred taxes	$72,147	52,044	20,103
Retained earnings	$(174,086)	(244,130)	70,044

The Company does not expect the adoption of Topic 606 to have a significant impact on the Consolidated Financial Statements on a prospective basis.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Two transition methods are available: at the beginning of the period of adoption, or retrospective to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income are recognized. The Company is evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

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

3. Revenue Recognition

On April 29, 2018, the Company adopted Topic 606 using the modified retrospective approach for all contracts not completed as of the adoption date. Financial results for reporting periods beginning after April 28, 2018 are presented in accordance with Topic 606, while prior periods will continue to be reported in accordance with our pre-adoption accounting policies and therefore have not been adjusted to conform to Topic 606.

The primary impact of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. Prior to adoption of Topic 606, the Company recorded this amount in revenue on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. Upon adoption, the Company now recognizes estimated gift card breakage as revenue proportionately as redemption occurs. This change in accounting policy was accounted for through a cumulative effect adjustment to increase retained earnings during the first quarter of fiscal 2019. The Company reclassified $90,147 from gift card liabilities resulting in a cumulative effect adjustment of $70,044, net of tax, to retained earnings on the Company’s consolidated balance sheets and consolidated statement of changes in stockholders’ equity. Additionally, the adoption of Topic 606 resulted in insignificant financial statement presentation reclassifications related to sales return reserve. The Company does not expect the adoption of Topic 606 to have a significant impact on the consolidated financial statements on a prospective basis.

In accordance with Topic 606, revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for corresponding goods or services. Substantially all of the Company’s sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales is recognized at the point of sale, net of sales tax and estimated future returns. Revenue from eCommerce sales is recognized upon estimated delivery and receipt of the shipment by the Company’s customers. Freight costs are included within the Company’s cost of sales and occupancy. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. All of the Company’s sales are recognized as revenue on a “net” basis, including sales in connection with any periodic promotions offered to customers. The Company does not treat any promotional offers as expenses.

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

The Barnes & Noble Membership Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail, for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the 12-month period based upon historical spending patterns for Barnes & Noble members.

The following table summarizes disaggregated revenue from contracts with customers by product line:

Sales by Product Line	13 weeks ended
	July 28, 2018	July 29, 2017
Media (a)	71%	73%
Digital (b)	3%	3%
Other (c)	26%	24%

Total	100%	100%

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, gifts and miscellaneous other.

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

5. Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $1,647 and $2,681 during the 13 weeks ended July 28, 2018 and July 29, 2017, respectively. Amortization of previously capitalized amounts was $5,843 and $5,374 during the 13 weeks ended July 28, 2018 and July 29, 2017, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

6. Net Earnings (Loss) per Share

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s unvested restricted shares and unvested restricted stock units granted prior to July 15, 2015 were considered participating securities. Cash dividends to restricted stock units and performance-based stock units granted on or after July 15, 2015 are not distributed until and except to the extent that the restricted stock units vest, and in the case of performance-based stock units, until and except to the extent that the performance metrics are achieved or are otherwise deemed satisfied. Stock options do not receive cash dividends. As such, these awards are not considered participating securities.

Basic earnings per common share are calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or two-class method. Other potentially dilutive securities include stock options, restricted stock units granted after July 15, 2015, and performance-based stock units and are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods.

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended July 28, 2018 and July 29, 2017, participating securities in the amounts of 140,840 and 110,386, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 155,018 and 8,417 for the 13 weeks ended July 28, 2018 and July 29, 2017, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended
	July 28, 2018	July 29, 2017
Numerator for basic loss per share:
Net loss	$(17,038)	(10,778)
Less allocation of dividends to participating securities	(21)	(11)

Net loss available to common shareholders	$(17,059)	(10,789)

Numerator for diluted loss per share:
Net loss available to common shareholders	$(17,059)	(10,789)

Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	72,686	72,453

Loss per common share:
Basic	$(0.23)	(0.15)
Diluted	$(0.23)	(0.15)

7. Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 629 bookstores as of July 28, 2018, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Juvenile, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended
	July 28, 2018	July 29, 2017
B&N Retail	$775,718	830,036
NOOK	25,270	29,500
Elimination (a)	(6,212)	(6,220)

Total	$794,776	853,316

Depreciation and Amortization	13 weeks ended
	July 28, 2018	July 29, 2017
B&N Retail	$21,278	23,079
NOOK	2,607	3,319

Total	$23,885	26,398

Operating Loss	13 weeks ended
	July 28, 2018	July 29, 2017
B&N Retail	$(15,868)	(12,510)
NOOK	(333)	(2,702)

Total	$(16,201)	(15,212)

Capital Expenditures	13 weeks ended
	July 28, 2018	July 29, 2017
B&N Retail	$12,230	18,899
NOOK	1,374	1,806

Total	$13,604	20,705

Total Assets (b)
	As of July 28, 2018	As of July 29, 2017
B&N Retail	$1,713,984	1,905,471
NOOK	24,581	29,887

Total	$1,738,565	1,935,358

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss before taxes in the consolidated financial statements is as follows:

	13 weeks ended
	July 28, 2018	July 29, 2017
Reportable segments operating loss	$(16,201)	(15,212)
Interest expense, net and amortization of deferred financing fees	3,252	2,040

Consolidated loss before taxes	$(19,453)	(17,252)

8. Intangible Assets and Goodwill

		As of July 28, 2018
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,507)	$203
Other	3-10	6,568	(6,526)	42

		$17,278	(17,033)	$245

Unamortizable Intangible Assets
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of July 28, 2018	$309,539

		As of July 29, 2017
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,099)	$611
Distribution contracts	10	8,325	(8,275)	50
Other	3-10	6,463	(6,408)	55

		$25,498	(24,782)	$716

Unamortizable Intangible Assets (a)
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of July 29, 2017	$310,010

(a)

In fiscal 2018, the Company determined that no impairment was necessary on its other unamortizable intangible assets. During the 13 weeks ended July 28, 2018, the Company experienced comparable store sales that were lower than planned. The Company has evaluated whether these decreases would indicate there is a potential impairment of unamortizable intangible assets as of July 28, 2018. The Company has considered, among other factors, the Company’s fiscal 2019 forecast and the current retail environment.

Based on that evaluation, the Company determined that there have been no events or circumstances which would more likely than not reduce the fair value for its unamortizable intangible assets below their carrying value, during the quarter ended July 28, 2018, and an interim impairment test was not necessary as of July 28, 2018. However, the Company’s trade name is at risk of impairment if B&N Retail comparable store sales continue to decline, forecasted sales expectations are not met, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 13 weeks ended July 28, 2018	$131
For the 13 weeks ended July 29, 2017	$200

Estimated Amortization Expense
(12 months ending on or about April 30)
2019	$376

The carrying amounts of goodwill, which relate to the B&N Retail reporting unit, as of July 28, 2018 and July 29, 2017 are as follows:

Total Company
Balance as of July 29, 2017	$207,381
Fiscal 2018 benefit of excess tax amortization (b)	(2,176)
Fiscal 2018 impairment charge (c)	(133,612)

Balance as of July 28, 2018	$71,593

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

(c)

In fiscal 2018, the Company recognized an impairment of its B&N Retail reporting unit goodwill of $133,612. While the Company has initiated a multi-year strategic plan focused on stabilizing sales, improving productivity and reducing expenses, achievement of its long-term goals requires a significant multi-year transformation. During the 13 weeks ended July 28, 2018, the Company experienced comparable store sales and earnings before interest, taxes and depreciation and amortization that were lower than planned. The Company has evaluated whether these decreases would indicate there is a potential impairment of goodwill as of July 28, 2018. The Company has considered, among other factors, the Company’s fiscal 2019 forecast and the current retail environment. Based on that evaluation, the Company determined that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below their carrying value, during the quarter ended July 28, 2018, and an interim impairment test was not necessary as of July 28, 2018. However, the goodwill of the B&N Retail reporting unit is subject to further risk of impairment if B&N Retail comparable store sales continue to decline, the Company’s cost reduction plans do not materialize, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

9. Gift Cards

The Company sells gift cards, which can be used in its stores, on www.barnesandnoble.com, on NOOK® devices and at Barnes & Noble Education, Inc. (B&N Education) stores. The Company does not charge administrative or dormancy fees on gift cards and gift cards have no expiration dates. Upon the purchase of a gift card, a liability is established for its cash value. Revenue associated with gift cards is deferred until redemption of the gift card. Gift cards redeemed at B&N Education are funded by the gift card liability at the Company. Over time, a portion of the gift cards issued is typically not redeemed. This is referred to as gift card breakage. Effective April 29, 2018, the Company adopted Topic 606. The adoption of Topic 606 resulted in changes in the timing of revenue recognition for gift card breakage. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. Prior to adoption of Topic 606, the Company recorded this amount in revenue on a straight-line basis over a 12-month period beginning in the 13th month after the month the gift card was originally sold. Upon adoption, the Company now recognizes estimated gift card breakage as revenue proportionately as redemption occurs.

The Company’s contract liabilities relate to its gift card program. Below is a summary of the changes during the 13 weeks ended July 28, 2018:

Total Company
Gift card liability balance as of April 28, 2018	$323,465
Adoption of Topic 606	(90,147)
Gift card breakage	(4,494)
Gift card redemptions	(55,020)
Gift card issuances	50,146

Gift card liability balance as of July 28, 2018	$223,950

10. Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, long-term insurance liabilities, asset retirement obligations and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses, long-term deferred revenues and a health care and life insurance plan for certain retired employees. The Company had the following other long-term liabilities at July 28, 2018, July 29, 2017 and April 28, 2018:

	July 28, 2018	July 29, 2017	April 28, 2018
Deferred rent	$49,433	57,273	50,720
Insurance liabilities	12,830	14,410	12,589
Asset retirement obligations	11,639	11,488	11,629
Tax liabilities and reserves	5,124	8,711	5,124
Other	3,738	5,217	4,209

Total other long-term liabilities	$82,764	97,099	84,271

11. Income Taxes

The Company recorded an income tax benefit of $2,415 on a pre-tax loss of $19,453 during the 13 weeks ended July 28, 2018, which represented an effective income tax rate of 12.4%. The Company recorded an income tax benefit of $6,474 on a pre-tax loss of $17,252 during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 37.5%.

The Company’s effective tax rates for the 13 weeks ended July 28, 2018 and July 29, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit.

During the 13 weeks ended July 28, 2018 and July 29, 2017, the Company recognized tax expense of $580 and $566, respectively, in accordance with ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the consolidated statement of operations as discrete in the reporting period in which they occur.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at July 28, 2018 could decrease by approximately $1,162 within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act or Tax Reform, was enacted on December 22, 2017. Certain aspects of the new law, including the federal corporate tax rate change, were recorded in the Company’s financial statements during fiscal year end 2018.

Given the significance of the legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

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

Items for which a reasonable estimate was determined include the impact of the change in the corporate tax rate from 35% to 21% and the changes to the non-deductible executive compensation provisions. The Company recorded a benefit of $27,128 on the remeasurement of its deferred tax assets and liabilities during fiscal 2018. During fiscal 2018, the Company also recorded a net tax detriment as a result of the changes to the non-deductible executive compensation provisions. As the Company awaits further guidance regarding the transition rules, the tax impact recorded during fiscal 2018 represents a provisional amount based on the guidance that is available. As no additional guidance on the transition rules has been released, the amount recorded remains provisional.

Other significant provisions that did not have an impact on the fiscal 2018 provision but may impact the Company’s income taxes for future fiscal years include: limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income, and entertainment and other expense deduction limitation.

The Company continues to not be subject to any transition tax as there are no untaxed foreign earnings.

Valuation Allowance Considerations

The Company routinely performs an analysis of its deferred tax assets and considers all evidence both positive and negative to determine realizability of these assets. As a result of the Company’s analysis, $3,894 of previously established valuation allowance against definite lived net operating losses was released through retained earnings as a direct result of the Company’s adoption of Topic 606 during the 13 weeks ended July 28, 2018. The Company still maintains a valuation allowance against certain state items and definite lived net operating losses that was recorded in prior periods.

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

13. Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700,000 (Revolving Credit Facility). On September 30, 2016, the Company amended the Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the Credit Facility) in an aggregate principal amount of up to $50,000. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility. On July 13, 2018, the Company entered into a second amendment to the Credit Agreement which, among other things, extended the maturity date of the $750,000 Credit Facility from August 3, 2020 to July 13, 2023 and reduced the interest rate margins applicable to the loans thereunder (Amended Credit Facility).

Proceeds from the Amended Credit Facility are used for general corporate purposes, including seasonal working capital needs. The Amended Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the Company and certain of its subsidiaries (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Amended Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the Amended Credit Facility of up to $250,000, subject to certain restrictions.

The Amended Credit Facility allows the Company to declare and pay up to $70,000 in dividends annually to its stockholders without compliance with any availability or ratio-based limitations.

Interest under the Revolving Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin between LIBOR plus 1.750% per annum and LIBOR plus 1.250% per annum or between the alternate base rate plus 0.750% per annum and the alternate base rate plus 0.250% per annum based upon the average daily availability under the Revolving Credit Facility for the immediately preceding fiscal quarter. Interest under the FILO Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is also determined by reference to the level of excess availability under the Revolving Credit Facility. Loans under the FILO Credit Facility bear interest at 1.000% per annum more than loans under the Revolving Credit Facility.

The Amended Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume dominion and control over the Loan Parties’ cash.

The Amended Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Amended Credit Agreement also contains customary affirmative covenants and representations and warranties.

The Company wrote off $275 of deferred financing fees related to the Credit Facility during the 13 weeks ended July 28, 2018 and the remaining unamortized deferred financing fees of $3,780 were deferred and are being amortized over the five-year term of the Amended Credit Facility. The Company also incurred $4,370 of fees to secure the Amended Credit Facility, which are being amortized over the five-year term accordingly.

The Company had $178,700 and $84,100 of outstanding debt under the Credit Facility as of July 28, 2018 and July 29, 2017, respectively. The Company had $34,213 and $35,833 of outstanding letters of credit under the Credit Facility as of July 28, 2018 and July 29, 2017, respectively.

14. Stock-Based Compensation

For the 13 weeks ended July 28, 2018 and July 29, 2017, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended
	July 28, 2018	July 29, 2017
Restricted Stock Expense	$250	210
Restricted Stock Units Expense	318	909
Performance-Based Stock Unit Expense	(104)	204

Stock-Based Compensation Expense	$464	1,323

15. Defined Contribution Plan

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,731 and $3,049 for the 13 weeks ended July 28, 2018 and July 29, 2017, respectively.

16. Shareholders’ Equity

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50,000 of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan during the 13 weeks ended July 28, 2018 and July 29, 2017. The Company has remaining capacity of $50,000 under the new repurchase program as of July 28, 2018.

As of July 28, 2018, the Company has repurchased 39,716,411 shares at a cost of approximately $1,087,778 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. The Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, the plaintiffs filed a second amended complaint, and on January 25, 2017, the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. On April 11, 2018, the Court of Appeals reversed the District Court’s decision granting the motion to dismiss the case, and remanded the case to the District Court for further proceedings. The Company filed with the Court of Appeals a petition for rehearing and rehearing en banc; that petition was denied on May 10, 2018. The case is currently pending in the District Court.

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

Café Manager Class Actions

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York in which she alleges that she is entitled to unpaid compensation under the Fair Labor Standards Act (FLSA) and Illinois law. Ms. Brown seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager) under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice. The Plaintiffs filed a renewed motion for Conditional Certification on November 17, 2017, which the Court denied on June 25, 2018. There are currently 23 former Café Managers who have joined the action as opt-in plaintiffs.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction. On January 31, 2018, the court granted B&N Booksellers’ motion to compel arbitration, and the clerk of court closed the case on February 1, 2018. On March 5, 2018, the plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit from the district court’s grant of B&N Booksellers’ motion to compel arbitration.

Parneros v. Barnes & Noble, Inc.

On August 28, 2018, Demos Parneros, the former Chief Executive Officer of Barnes & Noble, Inc., filed a complaint against Barnes & Noble, Inc. in the United States District Court for the Southern District of New York. The plaintiff asserts claims for breach of contract and defamation under New York law. The plaintiff seeks injunctive relief, compensatory damages, and punitive damages, among other things, based on allegations that he did not violate the Company’s policies prior to his employment termination, and that the Company’s press release damaged his reputation. The Court has not yet scheduled any hearings or deadlines.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble’s cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700.0 million (Revolving Credit Facility). On September 30, 2016, the Company amended the Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the Credit Facility) in an aggregate principal amount of up to $50.0 million. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility. On July 13, 2018, the Company entered into a second amendment to the Credit Agreement which, among other things, extended the maturity date of the $750.0 million Credit Facility from August 3, 2020 to July 13, 2023 and reduced the interest rate margins applicable to the loans thereunder (Amended Credit Facility).

Proceeds from the Amended Credit Facility are used for general corporate purposes, including seasonal working capital needs. The Amended Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the Company and certain of its subsidiaries (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Amended Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the Amended Credit Facility of up to $250.0 million, subject to certain restrictions.

The Amended Credit Facility allows the Company to declare and pay up to $70.0 million in dividends annually to its stockholders without compliance with any availability or ratio-based limitations.

Interest under the Revolving Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin between LIBOR plus 1.750% per annum and LIBOR plus 1.250% per annum or between the alternate base rate plus 0.750% per annum and the alternate base rate plus 0.250% per annum, based upon the average daily availability under the Revolving Credit Facility for the immediately preceding fiscal quarter. Interest under the FILO Credit Facility accrues, at the election of the Company, at a LIBOR or alternate base rate, plus, in each case, an applicable interest rate margin, which is also determined by reference to the level of excess availability under the Revolving Credit Facility. Loans under the FILO Credit Facility bear interest at 1.000% per annum more than loans under the Revolving Credit Facility.

The Amended Credit Agreement contains customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume dominion and control over the Loan Parties’ cash.

The Amended Credit Agreement contains customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Amended Credit Agreement also contains customary affirmative covenants and representations and warranties.

The Company wrote off $0.3 million of deferred financing fees related to the Credit Facility during the 13 weeks ended July 28, 2018 and the remaining unamortized deferred financing fees of $3.8 million were deferred and are being amortized over the five-year term of the Amended Credit Facility. The Company also incurred $4.4 million of fees to secure the Amended Credit Facility, which are being amortized over the five-year term accordingly.

The Company had $178.7 million and $84.1 million of outstanding debt under the Credit Facility as of July 28, 2018 and July 29, 2017, respectively. The Company had $34.2 million and $35.8 million of outstanding letters of credit under the Credit Facility as of July 28, 2018 and July 29, 2017, respectively.

Cash Flows

The Company’s cash and cash equivalents were $11.6 million as of July 28, 2018, compared with $12.0 million as of July 29, 2017. The decrease in cash and cash equivalents of $0.4 million as compared to the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities were $10.4 million for the 13 weeks ended July 28, 2018 as compared to $12.8 million for the 13 weeks ended July 29, 2017. The unfavorable year-over-year comparison was primarily attributable to changes in working capital and the sales decline.

Net cash flows used in investing activities were $13.6 million for the 13 weeks ended July 28, 2018 as compared to $20.7 million for the 13 weeks ended July 29, 2017. The Company’s investing activities primarily consisted of capital expenditures for the maintenance of existing stores, merchandising initiatives, new store construction and enhancements to systems and the website.

Net cash flows provided by financing activities were $4.0 million for the 13 weeks ended July 28, 2018 as compared to $7.9 million for the 13 weeks ended July 29, 2017. The Company’s financing activities during the 13 weeks ended July 28, 2018 consisted primarily of net proceeds from the Credit Facility, offset by common dividends and payment of Amended Credit Facility related fees. Financing activities during the 13 weeks ended July 29, 2017 consisted primarily of net proceeds from the Credit Facility, offset by common dividends.

Over the past 12 months, the Company has returned $43.7 million in cash to its shareholders through dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net increased $2.3 million, or 3.6%, to $66.3 million as of July 28, 2018, compared to $64.0 million as of July 29, 2017.

•	Merchandise inventories, net decreased $10.3 million, or 1.1%, to $940.4 million as of July 28, 2018, compared to $950.7 million as of July 29, 2017.

•	Prepaid expenses and other current assets decreased $34.3 million, or 31.1%, to $76.0 million as of July 28, 2018, compared to $110.3 million as of July 29, 2017, primarily related to income taxes.

•	Property and equipment, net decreased $25.1 million, or 9.3%, to $245.4 million as of July 28, 2018, compared to $270.5 million as of July 29, 2017, as depreciation outpaced capital expenditures.

•

Goodwill decreased $135.8 million, or 65.5%, to $71.6 million as of July 28, 2018, compared to $207.4 million as of July 29, 2017, primarily related to the $133.6 million impairment charge recorded during third quarter of fiscal 2018.

•	Intangible assets, net decreased $0.5 million, or 0.2%, to $309.5 million as of July 28, 2018, compared to $310.0 million as of July 29, 2017, on additional amortization.

•

Other non-current assets increased $7.2 million, or 67.9%, to $17.7 million as of July 28, 2018, compared to $10.5 million as of July 29, 2017, related to income taxes and additional deferred financing fees related to the Credit Facility amendment.

•

Accounts payable decreased $40.7 million, or 8.0%, to $470.5 million as of July 28, 2018, compared to $511.2 million as of July 29, 2017. Accounts payable represented 50.0% and 53.8% of merchandise inventories as of July 28, 2018 and July 29, 2017, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•

Accrued liabilities decreased $8.8 million, or 3.3%, to $256.6 million as of July 28, 2018, compared to $265.4 million as of July 29, 2017. Accrued liabilities include deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•

Gift card liabilities decreased $114.0 million, or 33.7%, to $224.0 million as of July 28, 2018, compared to $338.0 million as of July 29, 2017. The decrease is primarily due to the adoption of Topic 606. The Company estimates the portion of the gift card liability for which the likelihood of redemption is remote based upon the Company’s historical redemption patterns. The Company recognized gift card breakage of $4.5 million and $4.9 million during the 13 weeks ended July 28, 2018 and July 29, 2017, respectively. Additional gift card breakage may be required if gift card redemptions continue to run lower than historical patterns.

•

Deferred taxes decreased $11.6 million, or 13.9%, to $72.1 million as of July 28, 2018, compared to $83.8 million as of July 29, 2017, due to the reduction in the federal tax rate as a result of the Tax Cuts and Jobs Act, partially offset by the impact of the adoption of Topic 606.

•	Other long-term liabilities decreased $14.3 million, or 14.8%, to $82.8 million as of July 28, 2018, compared to $97.1 million as of July 29, 2017, due to lower deferred rent and tax reserves.

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

Business Overview

Barnes & Noble has been experiencing declining sales trends primarily due to lower store traffic. The Company has been able to offset some of the traffic decline through its efforts to increase conversion through higher customer engagement. Additionally, the Company has been able to partially mitigate the impact of the sales decline on profit levels through cost reductions. While the Company believes it has lost share on its recent sales performance, it sees opportunities in an industry that has become more stable.

To improve its performance, the Company has initiated a multi-year strategic plan, focused on strengthening the core business by enhancing the customer value proposition; improving profitability through an aggressive expense management program, which will be used to fund growth initiatives; accelerating execution through simplification; and innovating for the future, which will position the Company for long-term growth.

To strengthen its core business, the Company is enhancing this customer value proposition by improving its merchandise mix, enhancing the overall shopping experience, increasing the value of its Membership Program and improving its omni-channel capabilities. The Company will leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast book selection and retail footprint to attract customers and grow sales.

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

The Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. The Company is also committed to right sizing its cost structure. At B&N Retail, the Company has implemented a new labor model for its stores, which allows Store Managers to adjust staff up or down based on the needs of the business, increase store productivity and streamline store operations. At NOOK, the Company exited non-core businesses and outsourced certain functions. NOOK expects to continue to re-calibrate its cost structure commensurate with sales.

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

Results of Operations

The following tables summarize the Company’s results of operations for the 13 weeks ended July 28, 2018 compared with the 13 weeks ended July 29, 2017.

Sales

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Total	July 29, 2017	% of Total
B&N Retail	$775,718	97.6%	$830,036	97.3%
NOOK	25,270	3.2%	29,500	3.5%
Elimination	(6,212)	(0.8)%	(6,220)	(0.7)%

Total Sales	$794,776	100.0%	$853,316	100.0%

During the 13 weeks ended July 28, 2018, the Company’s sales decreased $58.5 million, or 6.9%, to $794.8 million from $853.3 million during the 13 weeks ended July 29, 2017. The changes by segment are as follows:

•

B&N Retail sales decreased $54.3 million, or 6.5%, to $775.7 million for the 13 weeks ended July 28, 2018 from $830.0 million during the same period one year ago, and accounted for 97.6% of total Company sales. Comparable store sales decreased $43.9 million, or 6.1%, as compared to the prior year on lower store traffic. Online sales decreased $8.0 million, or 14.3%, as compared to the prior year primarily due to less promotional activity. Closed stores decreased sales by $6.5 million, while new stores increased sales by $1.7 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $2.0 million, or 26.4%, as compared to the prior year.

Of the $43.9 million decrease in comparable store sales, book categories decreased sales by $35.7 million, or 7.2%, due primarily to declines in Trade and Juvenile titles. Non-book categories decreased sales by $7.1 million, or 3.3%, on decreases in Gift, Media and Newsstand, partially offset by increases in Toys & Games and Café. Comparable sales of NOOK® products at B&N Retail stores decreased $1.1 million, or 16.5%.

•

NOOK sales decreased $4.2 million, or 14.3%, to $25.3 million during the 13 weeks ended July 28, 2018 from $29.5 million during the 13 weeks ended July 29, 2017, and accounted for 3.2% of total Company sales.

•

Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, remained essentially flat at $6.2 million as compared to the prior year. NOOK sales, net of elimination, accounted for 2.4% of total Company sales.

During the 13 weeks ended July 28, 2018, B&N Retail had no store openings and one store closing.

Cost of Sales and Occupancy

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
B&N Retail	$559,417	72.1%	$591,146	71.2%
NOOK	13,499	53.4%	14,909	50.5%
Elimination	(6,212)	(24.6)%	(6,220)	(21.1)%

Total Cost of Sales and Occupancy	$566,704	71.3%	$599,835	70.3%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies and other operating expenses), rental expense and common area maintenance, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended July 28, 2018, cost of sales and occupancy decreased $33.1 million, or 5.5%, to $566.7 million from $599.8 million during the 13 weeks ended July 29, 2017. Cost of sales and occupancy increased as a percentage of sales to 71.3% from 70.3% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 72.1% from 71.2%, or 90 basis points, during the same period one year ago primarily due to occupancy deleverage (85 basis points).

•	NOOK cost of sales and occupancy increased as a percentage of sales to 53.4% from 50.5% during the same period one year ago on unfavorable sales mix.

Gross Profit

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
B&N Retail	$216,301	27.9%	$238,890	28.8%
NOOK	11,771	61.8%	14,591	62.7%

Total Gross Profit	$228,072	28.7%	$253,481	29.7%

The Company’s consolidated gross profit decreased $25.4 million, or 10.0%, to $228.1 million during the 13 weeks ended July 28, 2018 from $253.5 million during the 13 weeks ended July 29, 2017. This change was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
B&N Retail	$210,891	27.2%	$228,321	27.5%
NOOK	9,497	49.8%	13,974	60.0%

Total Selling and Administrative Expenses	$220,388	27.7%	$242,295	28.4%

Selling and administrative expenses decreased $21.9 million, or 9.0%, to $220.4 million during the 13 weeks ended July 28, 2018 from $242.3 million during the 13 weeks ended July 29, 2017. Selling and administrative expenses decreased as a percentage of sales to 27.7% from 28.4% as compared to the same period one year ago. The changes by segment are as follows:

•

B&N Retail selling and administrative expenses decreased $17.4 million as compared to prior year, or 30 basis points as a percentage of sales to 27.2% from 27.5%, primarily due to lower store payroll, indirect procurement savings, sales deleverage and the general timing of expenses.

•

NOOK selling and administrative expenses decreased $4.5 million as compared to prior year, decreasing as a percentage of sales to 49.8% from 60.0% for the quarter. The dollar decrease was primarily attributable to continued cost rationalization efforts, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
B&N Retail	$21,278	2.7%	$23,079	2.8%
NOOK	2,607	13.7%	3,319	14.3%

Total Depreciation and Amortization	$23,885	3.0%	$26,398	3.1%

During the 13 weeks ended July 28, 2018, depreciation and amortization decreased $2.5 million, or 9.5%, to $23.9 million from $26.4 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closures, partially offset by additional capital expenditures.

Operating Loss

	13 weeks ended
Dollars in thousands	July 28, 2018	% of Sales	July 29, 2017	% of Sales
B&N Retail	$(15,868)	(2.0)%	$(12,510)	(1.5)%
NOOK	(333)	(1.7)%	(2,702)	(11.6)%

Total Operating Loss	$(16,201)	(2.0)%	$(15,212)	(1.8)%

The Company’s consolidated operating loss increased $1.0 million, or 6.5%, to an operating loss of $16.2 million during the 13 weeks ended July 28, 2018 from an operating loss of $15.2 million during the 13 weeks ended July 29, 2017. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$3,252	$2,040	59.4%

Net interest expense and amortization of deferred financing fees increased $1.2 million, or 59.4%, to $3.3 million during the 13 weeks ended July 28, 2018 from $2.0 million during the 13 weeks ended July 29, 2017 primarily on higher average borrowings.

Income Tax Benefit

	13 weeks ended
Dollars in thousands	July 28, 2018	Effective Rate	July 29, 2017	Effective Rate
Income Tax Benefit	$(2,415)	12.4%	$(6,474)	37.5%

The Company recorded an income tax benefit of $2.4 million on a pre-tax loss of $19.5 million during the 13 weeks ended July 28, 2018, which represented an effective income tax rate of 12.4%. The Company recorded an income tax benefit of $6.5 million on a pre-tax loss of $17.3 million during the 13 weeks ended July 29, 2017, which represented an effective income tax rate of 37.5%. The Company’s effective tax rates for the 13 weeks ended July 28, 2018 and July 29, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at July 28, 2018 could decrease by approximately $1.2 million within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Net Loss

	13 weeks ended
Dollars in thousands	July 28, 2018	July 29, 2017
Net Loss	$(17,038)	$(10,778)

As a result of the factors discussed above, the Company reported consolidated net loss of $17.0 million during the 13 weeks ended July 28, 2018, compared with consolidated net loss of $10.8 million during the 13 weeks ended July 29, 2017.

Critical Accounting Policies

During the first quarter of fiscal 2019, except for the adoption of Topic 606, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2018 for additional information relating to the Company’s use of estimates and other critical accounting policies.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business, risks associated with the eCommerce business, including the possible loss of eCommerce customers and declines in eCommerce sales, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives including but not limited to new store concepts and eCommerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” in Barnes & Noble’s Annual Report on Form 10-K for the fiscal year ended April 28, 2018, and in Barnes & Noble’s other filings made hereafter from time to time with the SEC.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of July 28, 2018, the Company’s cash and cash equivalents totaled approximately $11.6 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the first quarter of fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the first quarter of fiscal 2019.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $178.7 million at July 28, 2018 and $84.1 million at July 29, 2017. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.2 million in the first quarter of fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.2 million in the first quarter of fiscal 2019.

The Company does not have any material foreign currency exposure as nearly all of its business is transacted in United States currency.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the members of the Office of the Chief Executive Officer of the Company and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Based on management’s evaluation, the principal executive officers and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Notes to Consolidated Financial Statements, Note 17. Legal Proceedings.”

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 29, 2018 – May 26, 2018	—	$—	—	$50,000,000
May 27, 2018 – June 30, 2018	—	$—	—	$50,000,000
July 1, 2018 – July 28, 2018	131,504	$5.40	—	$50,000,000

Total	131,504	$5.40	—

(a)

The shares on this table above represent shares relinquished by employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock units and performance stock units, which are not drawn against the Company’s stock repurchase program. All of the restricted stock units and performance stock units vested during these periods were originally granted pursuant to the Company’s 2009 Amended and Restated Incentive Plan. This Incentive Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units and performance stock units.

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan during the 13 weeks ended July 28, 2018 and July 29, 2017. The Company has remaining capacity of $50.0 million under the new repurchase program as of July 28, 2018.

As of July 28, 2018, the Company has repurchased 39,716,411 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

Item 6. Exhibits

10.1	Second Amendment to Credit Agreement, dated as of July 13, 2018, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (1)

31.1	Certification by the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification by a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.3	Certification by a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.3	Certification of a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 17, 2018.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ALLEN W. LINDSTROM
Allen W. Lindstrom
Chief Financial Officer and Member of the Office of the Chief Executive Officer
(principal financial officer)

By:	/s/ PETER M. HERPICH
Peter M. Herpich
Vice President and Corporate Controller
(principal accounting officer)

September 6, 2018