Form 10-Q
period 2018-10-27
BARNES & NOBLE INC
filed 2018-11-20
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 73,169,887 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 150,368 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended October 27, 2018

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Sales	$771,188	791,117	$1,565,964	1,644,433
Cost of sales and occupancy	545,841	562,422	1,112,545	1,162,257

Gross profit	225,347	228,695	453,419	482,176

Selling and administrative expenses	227,659	253,728	448,047	496,023
Depreciation and amortization	24,448	27,199	48,333	53,597

Operating loss	(26,760)	(52,232)	(42,961)	(67,444)
Interest expense, net and amortization of deferred financing fees	3,432	2,678	6,684	4,718

Loss before taxes	(30,192)	(54,910)	(49,645)	(72,162)
Income tax benefit	(2,798)	(24,816)	(5,213)	(31,290)

Net loss	$(27,394)	(30,094)	$(44,432)	(40,872)

Loss per common share:
Basic	$(0.38)	(0.41)	$(0.61)	(0.56)
Diluted	$(0.38)	(0.41)	$(0.61)	(0.56)
Weighted average common shares outstanding:
Basic	72,935	72,597	72,811	72,525
Diluted	72,935	72,597	72,811	72,525
Dividends declared per common share	$0.15	0.15	$0.30	0.30

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net loss	$(27,394)	(30,094)	$(44,432)	(40,872)
Other comprehensive income, net of tax	—	—	—	—

Total comprehensive loss	$(27,394)	(30,094)	$(44,432)	(40,872)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	October 27, 2018	October 28, 2017	April 28, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,192	11,324	10,769
Receivables, net	63,718	73,903	64,562
Merchandise inventories, net	1,145,700	1,177,080	958,196
Prepaid expenses and other current assets	77,938	141,244	65,153

Total current assets	1,298,548	1,403,551	1,098,680

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,090,505	1,076,591	1,080,952
Fixtures and equipment	1,550,430	1,644,472	1,523,485

	2,643,476	2,723,604	2,606,978
Less accumulated depreciation and amortization	2,384,361	2,451,675	2,351,454

Net property and equipment	259,115	271,929	255,524

Goodwill	71,593	207,381	71,593
Intangible assets, net	309,419	309,860	309,649
Other non-current assets	17,484	9,967	14,122

Total assets	$1,956,159	2,202,688	1,749,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621,579	656,620	458,896
Accrued liabilities	267,479	280,905	260,209
Gift card liabilities	214,352	327,217	323,465

Total current liabilities	1,103,410	1,264,742	1,042,570

Long-term debt	278,325	242,833	158,700
Deferred taxes	72,147	83,785	52,044
Other long-term liabilities	85,842	95,155	84,271
Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 112,752, 112,226 and 112,238 shares issued, respectively	112	112	112
Additional paid-in capital	1,751,258	1,745,822	1,749,555
Accumulated other comprehensive income	276	315	276
Retained earnings	(212,684)	(108,383)	(216,236)
Treasury stock, at cost, 39,732, 39,580 and 39,585 shares, respectively	(1,122,527)	(1,121,693)	(1,121,724)

Total shareholders’ equity	416,435	516,173	411,983

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$1,956,159	2,202,688	1,749,568

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 26 weeks ended October 27, 2018

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock at Cost	Total
Balance at April 28, 2018	$112	1,749,555	276	(216,236)	(1,121,724)	$411,983

Net loss	—	—	—	(44,432)	—	(44,432)
Stock-based compensation expense	—	1,703	—	—	—	1,703
Cash dividends declared/paid	—	—	—	(21,895)	—	(21,895)
Accrued dividends for long-term incentive awards	—	—	—	(165)	—	(165)
Purchase of treasury stock related to stock-based compensation, 147 shares	—	—	—	—	(803)	(803)
Adoption of ASU 2014-09 (see Note 1)	—	—	—	70,044	—	70,044

Balance at October 27, 2018	$112	1,751,258	276	(212,684)	(1,122,527)	$416,435

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	26 weeks ended
	October 27, 2018	October 28, 2017
Cash flows from operating activities:
Net loss	$(44,432)	(40,872)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	49,482	54,574
Stock-based compensation expense	1,703	3,132
Loss on disposal of property and equipment	179	509
Net increase (decrease) in other long-term liabilities	1,571	(4,156)
Net (increase) decrease in other non-current assets	(113)	221
Changes in operating assets and liabilities, net	(48,165)	(119,903)

Net cash flows used in operating activities	(39,775)	(106,495)

Cash flows from investing activities:
Purchases of property and equipment	(51,846)	(49,532)

Net cash flows used in investing activities	(51,846)	(49,532)

Cash flows from financing activities:
Proceeds from credit facility	579,725	608,833
Payments on credit facility	(460,100)	(430,900)
Cash dividends paid	(21,895)	(21,779)
Purchase of treasury stock related to stock-based compensation	(803)	(622)
Payment of amended credit facility related fees	(4,425)	—
Cash dividends paid for long-term incentive awards	(458)	(174)

Net cash flows provided by financing activities	92,044	155,358

Net increase (decrease) in cash and cash equivalents	423	(669)
Cash and cash equivalents at beginning of period	10,769	11,993

Cash and cash equivalents at end of period	$11,192	11,324

Changes in operating assets and liabilities, net:
Receivables, net	$844	(6,609)
Merchandise inventories, net	(187,504)	(230,171)
Prepaid expenses and other current assets	(12,785)	(39,428)
Accounts payable, accrued liabilities and gift card liabilities	151,280	156,305

Changes in operating assets and liabilities, net	$(48,165)	(119,903)

Supplemental cash flow information
Cash paid during the period for:
Interest	$5,645	3,556
Income taxes (net of refunds)	$(841)	(113)
Non-cash financing activity:
Accrued cash dividends	$—	21
Accrued dividends for long-term incentive awards	$943	726

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 26 weeks ended October 27, 2018 and October 28, 2017

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 27, 2018 and the results of its operations for the 13 and 26 weeks and its cash flows for the 26 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 28, 2018 (fiscal 2018).

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended October 27, 2018 are not indicative of the results expected for the 52 weeks ending April 27, 2019 (fiscal 2019).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was further amended in 2015 and 2016 (Topic 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the previous revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented (full retrospective method), or apply the requirements in the year of adoption, through a cumulative adjustment (modified retrospective method). The Company adopted Topic 606 effective April 29, 2018 using the modified retrospective method.

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

	13 Weeks Ended October 27, 2018			26 Weeks Ended October 27, 2018
	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)
Sales	$771,188	772,434	(1,246)	$1,565,964	1,567,616	(1,652)
Cost of sales and occupancy	545,841	545,841	—	1,112,545	1,112,545	—

Gross profit	$225,347	226,593	(1,246)	$453,419	455,071	(1,652)

	October 27, 2018
	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)
Assets
Prepaid expenses and other current assets	$77,938	77,615	323
Liabilities and Shareholders’ Equity
Accrued liabilities	$267,479	266,868	611
Gift card liabilities	$214,352	302,846	(88,494)
Deferred taxes	$72,147	52,044	20,103
Retained earnings	$(212,684)	(281,363)	68,679

Recent	Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Two transition methods are available: at the beginning of the period of adoption, or retrospective to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income are recognized. The Company does not expect the adoption will have a material impact on its consolidated financial statements and related disclosures.

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

NOOK acquires the rights to distribute digital content from publishers and distributes the content on www.barnesandnoble.com, NOOK® devices and other eBookstore platforms. Certain digital content is distributed under an agency pricing model, in which the publishers set prices for eBooks and NOOK receives a commission on content sold. The majority of the Company’s eBooks sold are under the agency model.

The Barnes & Noble Membership Program offers members greater discounts and other benefits for products and services, as well as exclusive offers and promotions via e-mail or direct mail, for an annual fee of $25.00, which is non-refundable after the first 30 days. Revenue is recognized over the 12-month period based upon historical spending patterns for Barnes & Noble members.

The following table summarizes disaggregated revenue from contracts with customers by product line:

Sales by Product Line	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Media (a)	69%	71%	70%	72%
Digital (b)	2%	3%	3%	3%
Other (c)	29%	26%	27%	25%

Total	100%	100%	100%	100%

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, gifts and miscellaneous other.

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

5.     Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $6,460 and $8,610 during the 26 weeks ended October 27, 2018 and October 28, 2017, respectively. Amortization of previously capitalized amounts was $5,844 and $5,471 during the 13 weeks ended October 27, 2018 and October 28, 2017, respectively, and $11,688 and $10,845 during the 26 weeks ended October 27, 2018 and October 28, 2017, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 weeks ended October 27, 2018 and October 28, 2017 and the 26 weeks ended October 27, 2018 and October 28, 2017, participating securities in the amounts of 121,685, 116,574, 131,263 and 113,480, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 131,519, 67,644, 143,269 and 38,030 for the 13 weeks ended October 27, 2018 and October 28, 2017 and the 26 weeks ended October 27, 2018 and October 28, 2017, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted loss per share calculation:

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Numerator for basic loss per share:
Net loss	$(27,394)	(30,094)	$(44,432)	(40,872)
Less allocation of dividends to participating securities	(23)	(27)	(44)	(38)

Net loss available to common shareholders	$(27,417)	(30,121)	$(44,476)	(40,910)
Numerator for diluted loss per share:
Net loss available to common shareholders	$(27,417)	(30,121)	$(44,476)	(40,910)
Denominator for basic and diluted loss per share:
Basic and diluted weighted average common shares	72,935	72,597	72,811	72,525
Loss per common share:
Basic	$(0.38)	(0.41)	$(0.61)	(0.56)
Diluted	$(0.38)	(0.41)	$(0.61)	(0.56)

7.     Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 630 bookstores as of October 27, 2018, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Kids, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
B&N Retail	$753,185	769,709	$1,528,903	1,599,745
NOOK	21,763	25,964	47,033	55,464
Elimination (a)	(3,760)	(4,556)	(9,972)	(10,776)

Total	$771,188	791,117	$1,565,964	1,644,433

Depreciation and Amortization	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
B&N Retail	$21,888	24,117	$43,166	47,196
NOOK	2,560	3,082	5,167	6,401

Total	$24,448	27,199	$48,333	53,597

Operating Loss	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
B&N Retail	$(25,242)	(49,311)	$(41,110)	(61,821)
NOOK	(1,518)	(2,921)	(1,851)	(5,623)

Total	$(26,760)	(52,232)	$(42,961)	(67,444)

Capital Expenditures	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
B&N Retail	$36,749	27,045	$48,979	45,944
NOOK	1,493	1,782	2,867	3,588

Total	$38,242	28,827	$51,846	49,532

Total Assets (b)	October 27, 2018	October 28, 2017
B&N Retail	$1,931,335	2,174,430
NOOK	24,824	28,258

Total	$1,956,159	2,202,688

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Excludes intercompany balances.

A reconciliation of operating loss from reportable segments to loss before taxes in the consolidated financial statements is as follows:

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Reportable segments operating loss	$(26,760)	(52,232)	$(42,961)	(67,444)
Interest expense, net and amortization of deferred financing costs	3,432	2,678	6,684	4,718

Consolidated loss before taxes	$(30,192)	(54,910)	$(49,645)	(72,162)

8.     Intangible Assets and Goodwill

		As of October 27, 2018
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,608)	$102
Other	3-10	6,572	(6,549)	23

		$17,282	(17,157)	$125

Unamortizable Intangible Assets(a)
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of October 27, 2018	$309,419

		As of October 28, 2017
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,200)	$510
Other	3-10	6,494	(6,438)	56

		$17,204	(16,638)	$566

Unamortizable Intangible Assets (a)
Trade name	$293,400
Publishing contracts	15,894

$309,294

Total amortizable and unamortizable intangible assets as of October 28, 2017	$309,860

(a)

In fiscal 2018, the Company determined that no impairment was necessary on its other unamortizable intangible assets. During the 26 weeks ended October 27, 2018, the Company experienced comparable store sales that were lower than planned. The Company has evaluated whether this indicates a potential impairment of unamortizable intangible assets as of October 27, 2018. The Company has considered, among other factors, the Company’s fiscal 2019 forecast, significant improvements in its second quarter comparable store sales, and improvements in the current retail environment. Based on that evaluation, the Company determined that there have not been any events or circumstances that indicate that it is more likely than not that the fair value of its unamortizable intangible assets is less than the carrying value. However, the Company’s trade name is at risk of impairment if B&N Retail comparable store sales continue to decline, forecasted holiday sales expectations are not met, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 26 weeks ended October 27, 2018	$256
For the 26 weeks ended October 28, 2017	$382

Estimated Amortization Expense
(12 months ending on or about April 30)
2019	$380
2020	$1

The carrying amounts of goodwill, which relate to the B&N Retail reporting unit, as of October 27, 2018 and October 28, 2017 are as follows:

Total Company
Balance as of October 28, 2017	$207,381
Fiscal 2018 benefit of excess tax amortization (b)	(2,176)
Fiscal 2018 impairment charge (c)	(133,612)

Balance as of October 27, 2018	$71,593

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

(c)

In fiscal 2018, the Company recognized an impairment of its B&N Retail reporting unit goodwill of $133,612. While the Company has initiated a multi-year strategic plan focused on stabilizing sales, improving productivity and reducing expenses, achievement of its long-term goals requires a significant multi-year transformation. During the 26 weeks ended October 27, 2018, the Company experienced comparable store sales and earnings before interest, taxes and depreciation and amortization that were lower than planned. The Company has evaluated whether this indicates a potential impairment of goodwill as of October 27, 2018. The Company has considered, among other factors, the Company’s fiscal 2019 forecast, significant improvements in its second quarter comparable store sales and earnings, and improvements in the current retail environment. Based on that evaluation, the Company determined that there have not been any events or circumstances that indicate that it is more likely than not that the fair value of its reporting unit is less than the carrying value. However, the goodwill of the B&N Retail reporting unit is subject to further risk of impairment if B&N Retail holiday comparable store sales decline, the Company’s cost reduction plans do not materialize, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

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

The Company’s contract liabilities relate to its gift card program. Below is a summary of the changes during the 26 weeks ended October 27, 2018:

Total Company
Gift card liabilities balance as of April 28, 2018	$323,465
Adoption of Topic 606	(90,147)
Gift card breakage	(8,045)
Gift card redemptions	(99,620)
Gift card issuances	88,699

Gift card liabilities balance as of October 27, 2018	$214,352

10.     Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, long-term insurance liabilities, asset retirement obligations and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses, long-term deferred revenues and a health care and life insurance plan for certain retired employees. The Company had the following other long-term liabilities at October 27, 2018, October 28, 2017 and April 28, 2018:

	October 27, 2018	October 28, 2017	April 28, 2018
Deferred rent	$52,329	55,150	50,720
Insurance liabilities	12,609	14,162	12,589
Asset retirement obligations	12,502	12,538	11,629
Tax liabilities and reserves	5,124	8,711	5,124
Other	3,278	4,594	4,209

Total other long-term liabilities	$85,842	95,155	84,271

11.     Income Taxes

The Company recorded an income tax benefit of $2,798 on a pre-tax loss of $30,192 during the 13 weeks ended October 27, 2018, which represented an effective income tax rate of 9.3%. The Company recorded an income tax benefit of $24,816 on a pre-tax loss of $54,910 during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 45.2%.

The Company’s effective tax rates for the 13 weeks ended October 27, 2018 and October 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit.

The Company recorded an income tax benefit of $5,213 on a pre-tax loss of $49,645 during the 26 weeks ended October 27, 2018, which represented an effective income tax rate of 10.5%. The Company recorded an income tax benefit of $31,290 on a pre-tax loss of $72,162 during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 43.4%.

The Company’s effective tax rates for the 26 weeks ended October 27, 2018 and October 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit.

During the 13 weeks ended October 27, 2018 and October 28, 2017 and the 26 weeks ended October 27, 2018 and October 28, 2017, the Company recognized tax expense of $134, $338, $714 and $904, respectively, in accordance with ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the consolidated statement of operations as discrete in the reporting period in which they occur.

The Company believes that it is reasonably possible that approximately $1,149 of the remaining unrecognized tax benefits may be recognized within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

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

Items for which a reasonable estimate was determined include the impact of the change in the corporate tax rate from 35% to 21% and the changes to the non-deductible executive compensation provisions. The Company recorded a benefit of $27,128 on the remeasurement of its deferred tax assets and liabilities during fiscal 2018. During fiscal 2018, the Company also recorded a net tax detriment as a result of the changes to the non-deductible executive compensation provisions. The IRS issued Notice 2018-68 during the second quarter of fiscal 2019, which clarified the transition rule. As a result, there have been no significant changes.

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

Valuation Allowance Considerations

The Company routinely performs an analysis of its deferred tax assets and considers all evidence both positive and negative to determine realizability of these assets. As a result of the Company’s analysis, $3,894 of previously established valuation allowance against definite lived net operating losses was released through retained earnings as a direct result of the Company’s adoption of Topic 606 during the 26 weeks ended October 27, 2018. The Company still maintains a valuation allowance against certain state items and definite lived net operating losses that was recorded in prior periods.

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

13.     Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700,000 (Revolving Credit Facility). On September 30, 2016, the Company amended the Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the Credit Facility) in an aggregate principal amount of up to $50,000. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility. On July 13, 2018, the Company entered into a second amendment to the Credit Agreement which, among other things, extended the maturity date of the $750,000 Credit Facility to July 13, 2023 and reduced the interest rate margins applicable to the loans thereunder (Amended Credit Facility).

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

The Company wrote off $275 of deferred financing fees related to the Credit Facility during the 13 weeks ended July 28, 2018 and the remaining unamortized deferred financing fees of $3,780 were deferred and are being amortized over the five-year term of the Amended Credit Facility. The Company also incurred $4,425 of fees to secure the Amended Credit Facility, which are being amortized over the five-year term accordingly.

The Company had $278,325 and $242,833 of outstanding debt under the Credit Facility as of October 27, 2018 and October 28, 2017, respectively. The Company had $33,213 and $36,733 of outstanding letters of credit under the Credit Facility as of October 27, 2018 and October 28, 2017, respectively.

14.     Stock-Based Compensation

For the 13 and 26 weeks ended October 27, 2018 and October 28, 2017, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		26 weeks ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Restricted Stock Expense	$167	237	$417	447
Restricted Stock Units Expense	770	1,079	1,088	1,988
Performance-Based Stock Unit Expense	302	493	198	697

Stock-Based Compensation Expense	$1,239	1,809	$1,703	3,132

15.     Defined Contribution Plan

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,419 and $2,789 for the 13 weeks ended October 27, 2018 and October 28, 2017, respectively, and $5,151 and $5,838 for the 26 weeks ended October 27, 2018 and October 28, 2017, respectively.

16.     Shareholders’ Equity

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50,000 of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan during the 13 and 26 weeks ended October 27, 2018 and October 28, 2017. The Company has remaining capacity of $50,000 under the new repurchase program as of October 27, 2018.

As of October 27, 2018, the Company has repurchased 39,732,064 shares at a cost of approximately $1,087,870 since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

On October 3, 2018, the Company’s Board of Directors approved the adoption of a short-term stockholder rights plan (Rights Plan) with an expiration date of October 2, 2019 and ownership trigger threshold of 20%. In connection with the Rights Plan, the Company’s Board of Directors authorized and declared a dividend, payable to stockholders of record on October 13, 2018, of one right (Right) per each share of common stock outstanding, to purchase 1/1,000th of a share of Series K Preferred Stock, par value $0.001 per share, of the Company, at a price of $24.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement, the Purchase Price). If a person or group acquires beneficial ownership of 20% or more of the common shares outstanding or announces a tender offer or exchange offer, the consummation of which would result in such person or group beneficially owning 20% or more of the common shares outstanding, in each case, without prior approval of the Company’s Board of Directors, each holder of a Right (other than acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Purchase Price and in accordance with the terms of the Rights Plan, a number of common shares having a market value of twice the Purchase Price. The complete terms of the Rights are set forth in a Rights Agreement (Rights Agreement) dated as of October 3, 2018, between the Company and Computershare Trust Company, N.A., as rights agent. The Rights expire on October 2, 2019 or upon an earlier redemption or exchange as provided in the Rights Agreement.

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

Café Manager Class Action

On September 20, 2016, Kelly Brown filed a complaint against Barnes & Noble in the U.S. District Court for the Southern District of New York in which she alleges that she is entitled to unpaid compensation under the Fair Labor Standards Act (FLSA) and Illinois law. Ms. Brown seeks to represent a class of allegedly similarly situated employees who performed the same position (Café Manager) under the FLSA, as well as an Illinois-based class under Illinois law. On November 9, 2016, Ms. Brown filed an amended complaint to add an additional plaintiff named Tiffany Stewart, who is a former Café Manager who also alleges unpaid overtime compensation in violation of New York law and seeks to represent a class of similarly situated New York-based Café Managers under New York law. On May 2, 2017, the Court denied Plaintiffs’ Motion for Conditional Certification, without prejudice. The Plaintiffs filed a renewed motion for Conditional Certification on November 17, 2017, which the Court denied on June 25, 2018. There are currently 24 former Café Managers who have joined the action as opt-in plaintiffs.

Bernardino v. Barnes & Noble Booksellers, Inc.

On June 16, 2017, a putative class action complaint was filed against Barnes & Noble Booksellers, Inc. (B&N Booksellers) in the United States District Court for the Southern District of New York, alleging violations of the federal Video Privacy Protection Act and related New York law. The plaintiff, who seeks to represent a class of subscribers of Facebook, Inc. (Facebook) who purchased DVDs or other video media from the Barnes & Noble website, seeks damages, injunctive relief and attorneys’ fees, among other things, based on her allegation that B&N Booksellers supposedly knowingly disclosed her personally identifiable information to Facebook without her consent when she bought a DVD from Barnes & Noble’s website. On July 10, 2017, the plaintiff moved for a preliminary injunction requiring Barnes & Noble to change the operation of its website, which motion B&N Booksellers opposed. On July 31, 2017, B&N Booksellers moved to compel the case to arbitration, consistent with the terms of use on Barnes & Noble’s website. On August 28, 2017, the court denied the plaintiff’s motion for a preliminary injunction. On January 31, 2018, the court granted B&N Booksellers’ motion to compel arbitration, and the clerk of court closed the case on February 1, 2018. On March 2, 2018, the plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit from the district court’s grant of B&N Booksellers’ motion to compel arbitration.

Parneros v. Barnes & Noble, Inc.

On August 28, 2018, Demos Parneros, the former Chief Executive Officer of Barnes & Noble, Inc., filed a complaint against Barnes & Noble, Inc. in the United States District Court for the Southern District of New York. The plaintiff asserts claims for breach of contract and defamation under New York law. On October 5, 2018, the plaintiff filed an amended complaint asserting a third cause of action for breach of the covenant of good faith and fair dealing. The plaintiff seeks injunctive relief, compensatory damages, and punitive damages, among other things, based on allegations that he did not violate the Company’s policies prior to his employment termination, and that the Company’s press release damaged his reputation. On October 30, 2018, Barnes & Noble, Inc. filed its answer, affirmative defenses and counterclaims. Specifically, the Company asserted counterclaims for breach of fiduciary duty and faithless servant, based on allegations that the plaintiff violated his fiduciary duties of loyalty and good faith in connection with a potential transaction, as well as for a declaratory judgment that the plaintiff’s outstanding equity awards at the time of his termination were subject to cancellation under the Company’s Amended and Restated 2009 Incentive Plan. Barnes & Noble, Inc. seeks, among other things, damages in connection with the plaintiff’s breach of his fiduciary duties. The Court held an initial conference on November 13, 2018. The Court adopted the parties’ proposed scheduling order, which provides, inter alia, that discovery will be completed by June 14, 2019, that dispositive motions will be completed by August 23, 2019, and that the parties will be ready for trial on or after October 23, 2019.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary sources of Barnes & Noble’s cash are net cash flows from operating activities, funds available under its credit facility and short-term vendor financing.

Credit Facility

On August 3, 2015, the Company and certain of its subsidiaries entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders from time to time party thereto, under which the lenders committed to provide a five-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $700.0 million (Revolving Credit Facility). On September 30, 2016, the Company amended the Credit Agreement to provide for a new “first-in, last-out” revolving credit facility (the FILO Credit Facility and, together with the Revolving Credit Facility, the Credit Facility) in an aggregate principal amount of up to $50.0 million. The Company generally must draw down the FILO Credit Facility before making any borrowings under the Revolving Credit Facility. On July 13, 2018, the Company entered into a second amendment to the Credit Agreement which, among other things, extended the maturity date of the $750.0 million Credit Facility to July 13, 2023 and reduced the interest rate margins applicable to the loans thereunder (Amended Credit Facility).

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

The Company had $278.3 million and $242.8 million of outstanding debt under the Credit Facility as of October 27, 2018 and October 28, 2017, respectively. The Company had $33.2 million and $36.7 million of outstanding letters of credit under the Credit Facility as of October 27, 2018 and October 28, 2017, respectively.

Cash Flows

The Company’s cash and cash equivalents were $11.2 million as of October 27, 2018, compared with $11.3 million as of October 28, 2017. The decrease in cash and cash equivalents of $0.1 million as compared to the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows used in operating activities were $39.8 million for the 26 weeks ended October 27, 2018 as compared to $106.5 million for the 26 weeks ended October 28, 2017. The favorable year-over-year comparison was primarily attributable to the timing of purchases and returns to publishers as well as the change in the Company’s statutory income tax rate due to Tax Reform.

Net cash flows used in investing activities were $51.8 million for the 26 weeks ended October 27, 2018 as compared to $49.5 million for the 26 weeks ended October 28, 2017. The increase was primarily related to the timing of capital expenditure.

Net cash flows provided by financing activities were $92.0 million for the 26 weeks ended October 27, 2018 as compared to $155.4 million for the 26 weeks ended October 28, 2017. The decrease was primarily related to reduced usage of the Credit Facility within the year, cash dividends and bank fees related to the Amended Credit Facility.

Over the past 12 months, the Company has returned $43.7 million in cash to its shareholders through dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $10.2 million, or 13.8%, to $63.7 million as of October 27, 2018, compared to $73.9 million as of October 28, 2017, primarily related to the prior year eBook settlement.

•	Merchandise inventories, net decreased $31.4 million, or 2.7%, to $1.146 billion as of October 27, 2018, compared to $1.177 billion as of October 28, 2017 on lower sales volume.

•

Prepaid expenses and other current assets decreased $63.3 million, or 44.8%, to $77.9 million as of October 27, 2018, compared to $141.2 million as of October 28, 2017, primarily related to income taxes.

•

Property and equipment, net decreased $12.8 million, or 4.7%, to $259.1 million as of October 27, 2018, compared to $271.9 million as of October 28, 2017, as depreciation outpaced capital expenditures.

•

Goodwill decreased $135.8 million, or 65.5%, to $71.6 million as of October 27, 2018, compared to $207.4 million as of October 28, 2017, primarily related to the $133.6 million impairment charge recorded during third quarter of fiscal 2018.

•

Other non-current assets increased $7.5 million, or 75.4%, to $17.5 million as of October 27, 2018, compared to $10.0 million as of October 28, 2017, related to income taxes and net increase in deferred financing fees related to the Credit Facility amendment.

•

Accounts payable decreased $35.0 million, or 5.3%, to $621.6 million as of October 27, 2018, compared to $656.6 million as of October 28, 2017. Accounts payable represented 54.3% and 55.8% of merchandise inventories as of October 27, 2018 and October 28, 2017, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•

Accrued liabilities decreased $13.4 million, or 4.8%, to $267.5 million as of October 27, 2018, compared to $280.9 million as of October 28, 2017. Accrued liabilities include deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•

Gift card liabilities decreased $112.9 million, or 34.5%, to $214.4 million as of October 27, 2018, compared to $327.2 million as of October 28, 2017. The decrease is primarily due to the adoption of Topic 606. The Company recognized gift card breakage of $3.6 million and $4.9 million during the 13 weeks ended October 27, 2018 and October 28, 2017, respectively, and $8.0 million and $9.7 million during the 26 weeks ended October 27, 2018 and October 28, 2017, respectively.

•	Other long-term liabilities decreased $9.3 million, or 9.8%, to $85.8 million as of October 27, 2018, compared to $95.2 million as of October 28, 2017, due to lower deferred rent and tax reserves.

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

To strengthen its core business, the Company is focused on enhancing its customer value proposition by improving its merchandise offerings, enriching the overall shopping experience, increasing the value of its Membership Program and expanding its omni-channel capabilities. The Company will continue to leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast book selection and retail footprint to attract customers and grow sales.

Merchandising initiatives are focused on increasing the impact of promotional activities, narrowing product assortments, improving SKU productivity, refining inventory management processes, testing changes to existing store layouts and remerchandising select business units in stores. The Company believes there is opportunity to increase conversion through higher customer engagement and by improving navigation and discovery throughout the store, including a customer-friendly and more intuitive organization of books and improved signage for easier browsing within and across sections.

In-store events also drive traffic, reinforcing Barnes & Noble as a destination where customers can meet, browse and discover. The Company is also utilizing social media, where booksellers communicate events, promotions and new product offerings with customers at the local level in order to drive additional traffic.

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

In addition to initiatives focused on growing sales through its existing store base, the Company is innovating for the future and is opening smaller, newly designed prototype stores, which it believes could foster sales growth in the future.

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 26 weeks ended October 27, 2018 compared with the 13 and 26 weeks ended October 28, 2017.

Sales

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Total	October 28, 2017	% of Total	October 27, 2018	% of Total	October 28, 2017	% of Total
B&N Retail	$753,185	97.7%	$769,709	97.3%	$1,528,903	97.6%	$1,599,745	97.3%
NOOK	21,763	2.8%	25,964	3.3%	47,033	3.0%	55,464	3.4%
Elimination	(3,760)	(0.5)%	(4,556)	(0.6)%	(9,972)	(0.6)%	(10,776)	(0.7)%

Total Sales	$771,188	100.0%	$791,117	100.0%	$1,565,964	100.0%	$1,644,433	100.0%

During the 13 weeks ended October 27, 2018, the Company’s sales decreased $19.9 million, or 2.5%, to $771.2 million from $791.1 million during the 13 weeks ended October 28, 2017. The changes by segment are as follows:

•

B&N Retail sales decreased $16.5 million, or 2.1%, to $753.2 million for the 13 weeks ended October 27, 2018 from $769.7 million during the same period one year ago, and accounted for 97.7% of total Company sales. Comparable store sales decreased $8.9 million, or 1.4%, as compared to the prior year as lower store traffic was substantially mitigated by conversion and average transaction values. Closed stores decreased sales by $5.9 million, while new stores increased sales by $2.1 million. Online sales decreased $4.4 million, or 7.4%, as compared to the prior year on lower promotional activity.

Of the $8.9 million decrease in comparable store sales, book categories decreased sales by $13.0 million, or 3.0%, while non-book categories increased sales by $4.1 million, or 1.9%.

•

NOOK sales decreased $4.2 million, or 16.2%, to $21.8 million during the 13 weeks ended October 27, 2018 from $26.0 million during the 13 weeks ended October 28, 2017, and accounted for 2.8% of total Company sales.

•

Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $0.8 million, or 17.5%, as compared to the prior year. NOOK sales, net of elimination, accounted for 2.3% of total Company sales.

During the 13 weeks ended October 27, 2018, the Company had two store openings and one store closing.

During the 26 weeks ended October 27, 2018, the Company’s sales decreased $78.5 million, or 4.8%, to $1.566 billion from $1.644 billion during the 26 weeks ended October 28, 2017. The changes by segment are as follows:

•

B&N Retail sales decreased $70.8 million, or 4.4%, to $1.529 billion for the 26 weeks ended October 27, 2018 from $1.600 billion during the same period one year ago, and accounted for 97.6% of total Company sales. Comparable store sales decreased $52.8 million, or 3.9%, as compared to the prior year as lower store traffic was partially mitigated by conversion and average transaction values. Online sales decreased $12.4 million, or 10.8%, as compared to the prior year on lower promotional activity. Closed stores decreased sales by $12.3 million, while new stores increased sales by $3.8 million. B&N Retail also includes third-party sales of Sterling Publishing Co., Inc., which increased by $2.1 million, or 11.6%, as compared to the prior year.

Of the $52.8 million decrease in comparable store sales, book categories decreased sales by $48.7 million, or 5.3%, while non-book categories decreased sales by $4.1 million, or 0.9%.

•

NOOK sales decreased $8.4 million, or 15.2%, to $47.0 million during the 26 weeks ended October 27, 2018 from $55.5 million during the 26 weeks ended October 28, 2017, and accounted for 3.0% of total Company sales.

•

Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $0.8 million, or 7.5%, as compared to the prior year. NOOK sales, net of elimination, accounted for 2.4% of total Company sales.

During the 26 weeks ended October 27, 2018, the Company had two store openings and two store closings.

Cost of Sales and Occupancy

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
B&N Retail	$538,869	71.5%	$555,273	72.1%	$1,098,286	71.8%	$1,146,419	71.7%
NOOK	10,732	49.3%	11,705	45.1%	24,231	51.5%	26,614	48.0%
Elimination	(3,760)	(17.3)%	(4,556)	(17.5)%	(9,972)	(21.2)%	(10,776)	(19.4)%

Total Cost of Sales and Occupancy	$545,841	70.8%	$562,422	71.1%	$1,112,545	71.0%	$1,162,257	70.7%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies and other operating expenses), rental expense and common area maintenance, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended October 27, 2018, cost of sales and occupancy decreased $16.6 million, or 2.9%, to $545.8 million from $562.4 million during the 13 weeks ended October 28, 2017. Cost of sales and occupancy decreased as a percentage of sales to 70.8% from 71.1% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 71.5% from 72.1%, or 60 basis points, during the same period one year ago primarily due to lower store markdowns (30 basis points), higher vendor incentives (20 basis points), and decreased online promotions (20 basis points). The remaining variance was due to sales mix, sales deleverage and timing differences.

•	NOOK cost of sales and occupancy increased as a percentage of sales to 49.3% from 45.1% during the same period one year ago primarily on sales mix and sales deleverage.

During the 26 weeks ended October 27, 2018, cost of sales and occupancy decreased $49.7 million, or 4.3%, to $1.113 billion from $1.162 billion during the 26 weeks ended October 28, 2017. Cost of sales and occupancy increased as a percentage of sales to 71.0% from 70.7% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail cost of sales and occupancy increased as a percentage of sales to 71.8% from 71.7%, or 15 basis points, during the same period one year ago primarily on occupancy deleverage (65 basis points), partially offset by lower store markdowns (20 basis points), higher vendor incentives (20 basis points) and decreased online promotions (10 basis points). The remaining variance was attributable to sales mix and timing differences.

•	NOOK cost of sales and occupancy increased as a percentage of sales to 51.5% from 48.0% during the same period one year ago primarily on sales mix and sales deleverage.

Gross Profit

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
B&N Retail	$214,316	28.5%	$214,436	27.9%	$430,617	28.2%	$453,326	28.3%
NOOK	11,031	61.3%	14,259	66.6%	22,802	61.5%	28,850	64.6%

Total Gross Profit	$225,347	29.2%	$228,695	28.9%	$453,419	29.0%	$482,176	29.3%

The Company’s consolidated gross profit decreased $3.3 million, or 1.5%, to $225.3 million during the 13 weeks ended October 27, 2018 from $228.7 million during the 13 weeks ended October 28, 2017. This change was due to the matters discussed above.

The Company’s consolidated gross profit decreased $28.8 million, or 6.0%, to $453.4 million during the 26 weeks ended October 27, 2018 from $482.2 million during the 26 weeks ended October 28, 2017. This change was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
B&N Retail	$217,670	28.9%	$239,630	31.1%	$428,561	28.0%	$467,951	29.3%
NOOK	9,989	55.5%	14,098	65.9%	19,486	52.6%	28,072	62.8%

Total Selling and Administrative Expenses	$227,659	29.5%	$253,728	32.1%	$448,047	28.6%	$496,023	30.2%

Selling and administrative expenses decreased $26.1 million, or 10.3%, to $227.7 million during the 13 weeks ended October 27, 2018 from $253.7 million during the 13 weeks ended October 28, 2017. Selling and administrative expenses decreased as a percentage of sales to 29.5% from 32.1% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail selling and administrative expenses decreased $22.0 million as compared to prior year, or 225 basis points as a percentage of sales to 28.9% from 31.1%, primarily due to lower store payroll (150 basis points on store sales) on the implementation of the new store labor model during the fourth quarter of fiscal 2018, lower employee benefit costs (80 basis points) on lower payroll and timing of claims and lower professional fees (25 basis points) on prior year strategic initiatives, partially offset by higher legal fees (35 basis points). The remaining variance was attributable to indirect procurement savings, sales deleverage and the general timing of expenses.

•

NOOK selling and administrative expenses decreased $4.1 million as compared to prior year, decreasing as a percentage of sales to 55.5% from 65.9% for the quarter. The dollar decrease was primarily attributable to continued cost rationalization efforts, as well as lower variable costs on the sales decline.

Selling and administrative expenses decreased $48.0 million, or 9.7%, to $448.0 million during the 26 weeks ended October 27, 2018 from $496.0 million during the 26 weeks ended October 28, 2017. Selling and administrative expenses decreased as a percentage of sales to 28.6% from 30.2% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail selling and administrative expenses decreased $39.4 million as compared to prior year, or 120 basis points as a percentage of sales to 28.0% from 29.3%, primarily due to lower store payroll (135 basis points on store sales) on the implementation of the new store labor model during the fourth quarter of fiscal 2018, partially offset by higher legal fees (25 basis points). The remaining variance was attributable to indirect procurement savings, sales deleverage and the general timing of expenses.

•

NOOK selling and administrative expenses decreased $8.6 million as compared to prior year, decreasing as a percentage of sales to 52.6% from 62.8% for the year. The dollar decrease was primarily attributable to continued cost rationalization efforts, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
B&N Retail	$21,888	2.9%	$24,117	3.1%	$43,166	2.8%	$47,196	3.0%
NOOK	2,560	14.2%	3,082	14.4%	5,167	13.9%	6,401	14.3%

Total Depreciation and Amortization	$24,448	3.2%	$27,199	3.4%	$48,333	3.1%	$53,597	3.3%

During the 13 weeks ended October 27, 2018, depreciation and amortization decreased $2.8 million, or 10.1%, to $24.4 million from $27.2 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closures, partially offset by additional capital expenditures.

During the 26 weeks ended October 27, 2018, depreciation and amortization decreased $5.3 million, or 9.8%, to $48.3 million from $53.6 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closures, partially offset by additional capital expenditures.

Operating Loss

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	% of Sales	October 28, 2017	% of Sales	October 27, 2018	% of Sales	October 28, 2017	% of Sales
B&N Retail	$(25,242)	(3.4)%	$(49,311)	(6.4)%	$(41,110)	(2.7)%	$(61,821)	(3.9)%
NOOK	(1,518)	(8.4)%	(2,921)	(13.6)%	(1,851)	(5.0)%	(5,623)	(12.6)%

Total Operating Loss	$(26,760)	(3.5)%	$(52,232)	(6.6)%	$(42,961)	(2.7)%	$(67,444)	(4.1)%

The Company’s consolidated operating loss decreased $25.5 million, or 48.8%, to an operating loss of $26.8 million during the 13 weeks ended October 27, 2018 from an operating loss of $52.2 million during the 13 weeks ended October 28, 2017. This change was due to the matters discussed above.

The Company’s consolidated operating loss decreased $24.5 million, or 36.3%, to an operating loss of $43.0 million during the 26 weeks ended October 27, 2018 from an operating loss of $67.4 million during the 26 weeks ended October 28, 2017. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	% of Change	October 27, 2018	October 28, 2017	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$3,432	$2,678	28.2%	$6,684	$4,718	41.7%

Net interest expense and amortization of deferred financing fees increased $0.8 million, or 28.2%, to $3.4 million during the 13 weeks ended October 27, 2018 from $2.7 million during the 13 weeks ended October 28, 2017 primarily on higher average borrowings.

Net interest expense and amortization of deferred financing fees increased $2.0 million, or 41.7%, to $6.7 million during the 26 weeks ended October 27, 2018 from $4.7 million during the 26 weeks ended October 28, 2017 primarily on higher average borrowings.

Income Tax Benefit

	13 weeks ended				26 weeks ended
Dollars in thousands	October 27, 2018	Effective Rate	October 28, 2017	Effective Rate	October 27, 2018	Effective Rate	October 28, 2017	Effective Rate
Income Tax Benefit	$(2,798)	9.3%	$(24,816)	45.2%	$(5,213)	10.5%	$(31,290)	43.4%

The Company recorded an income tax benefit of $2.8 million on a pre-tax loss of $30.2 million during the 13 weeks ended October 27, 2018, which represented an effective income tax rate of 9.3%. The Company recorded an income tax benefit of $24.8 million on a pre-tax loss of $54.9 million during the 13 weeks ended October 28, 2017, which represented an effective income tax rate of 45.2%. The Company’s effective tax rates for the 13 weeks ended October 27, 2018 and October 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit.

The Company recorded an income tax benefit of $5.2 million on a pre-tax loss of $49.6 million during the 26 weeks ended October 27, 2018, which represented an effective income tax rate of 10.5%. The Company recorded an income tax benefit of $31.3 million on a pre-tax loss of $72.2 million during the 26 weeks ended October 28, 2017, which represented an effective income tax rate of 43.4%. The Company’s effective tax rates for the 26 weeks ended October 27, 2018 and October 28, 2017 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit.

The Company believes that it is reasonably possible that approximately $1.1 million of the remaining unrecognized tax benefits may be recognized within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Net Loss

	13 weeks ended		26 weeks ended
Dollars in thousands	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net Loss.	$(27,394)	$(30,094)	$(44,432)	$(40,872)

As a result of the factors discussed above, the Company reported consolidated net loss of $27.4 million during the 13 weeks ended October 27, 2018, compared with consolidated net loss of $30.1 million during the 13 weeks ended October 28, 2017.

As a result of the factors discussed above, the Company reported consolidated net loss of $44.4 million during the 26 weeks ended October 27, 2018, compared with consolidated net loss of $40.9 million during the 26 weeks ended October 28, 2017.

Critical Accounting Policies

During the 26 weeks ended October 27, 2018, except for the adoption of Topic 606, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of October 27, 2018, the Company’s cash and cash equivalents totaled approximately $11.2 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the second quarter of fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the second quarter of fiscal 2019.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $278.3 million at October 27, 2018 and $242.8 million at October 28, 2017. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.3 million in the second quarter of fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.3 million in the second quarter of fiscal 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2018 – August 25, 2018	14,922	$5.93	—	$50,000,000
August 26, 2018 – September 29, 2018	—	$—	—	$50,000,000
September 30, 2018 – October 27, 2018	731	$5.55	—	$50,000,000

Total	15,653	$5.92	—

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

On October 20, 2015, the Company’s Board of Directors authorized a stock repurchase program (prior repurchase plan) of up to $50.0 million of its common shares. On March 15, 2017, subsequent to completing the prior repurchase plan, the Company’s Board of Directors authorized a new stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The new stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan during the 13 and 26 weeks ended October 27, 2018 and October 28, 2017. The Company has remaining capacity of $50.0 million under the new repurchase program as of October 27, 2018.

As of October 27, 2018, the Company has repurchased 39,732,064 shares at a cost of approximately $1.09 billion since the inception of the Company’s stock repurchase programs. The repurchased shares are held in treasury.

Item 6.	Exhibits

3.1	Form of Certificate of Designation of Series K Preferred Stock of Barnes & Noble, Inc. (1)

4.1	Rights Agreement, dated as of October 3, 2018, between Barnes & Noble, Inc. and Computershare Trust Company, N.A., as Rights Agent. (1)

10.1	Second Amendment to Credit Agreement, dated as of July 13, 2018, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (2)

10.2	Letter Agreement, dated February 11, 2014, between the Company and Mary Ellen Keating. (3)

10.3	Offer of Employment to William Wood, dated November 23, 2015. (3)

31.1	Certification by the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification by a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.3	Certification by a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.3	Certification of a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (3)

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 4, 2018.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 17, 2018.

(3)	Filed herewith.

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

November 20, 2018