Form 10-Q
period 2019-01-26
BARNES & NOBLE INC
filed 2019-03-07
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2019

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

As of February 28, 2019, 73,195,430 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 169,899 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Fiscal Quarter Ended January 26, 2019

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales	$1,231,348	1,231,771	$2,797,312	2,876,204
Cost of sales and occupancy	833,990	831,745	1,946,535	1,994,002

Gross profit	397,358	400,026	850,777	882,202

Selling and administrative expenses	269,442	271,220	717,489	767,243
Depreciation and amortization	26,622	28,245	74,955	81,842
Asset impairments	22,067	135,436	22,067	135,436

Operating income (loss)	79,227	(34,875)	36,266	(102,319)
Interest expense, net and amortization of deferred financing fees	3,372	2,536	10,056	7,254

Income (loss) before taxes	75,855	(37,411)	26,210	(109,573)
Income tax provision (benefit)	8,925	26,125	3,712	(5,165)

Net income (loss)	$66,930	(63,536)	$22,498	(104,408)

Income (loss) per common share:
Basic	$0.91	(0.87)	$0.31	(1.44)
Diluted	$0.91	(0.87)	$0.31	(1.44)

Weighted average common shares outstanding:
Basic	73,022	72,649	72,881	72,566
Diluted	73,317	72,649	73,075	72,566

Dividends declared per common share	$0.15	0.15	$0.45	0.45

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income (loss)	$66,930	(63,536)	$22,498	(104,408)
Other comprehensive income (loss), net of tax	—	—	—	—

Total comprehensive income (loss)	$66,930	(63,536)	$22,498	(104,408)

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	January 26, 2019	January 27, 2018	April 28, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,863	11,500	10,769
Receivables, net	62,246	62,952	64,562
Merchandise inventories, net	1,000,306	975,055	958,196
Prepaid expenses and other current assets	68,178	79,175	65,153

Total current assets	1,146,593	1,128,682	1,098,680

Property and equipment:
Land and land improvements	2,541	2,541	2,541
Buildings and leasehold improvements	1,062,749	1,075,491	1,080,952
Fixtures and equipment	1,538,834	1,650,352	1,523,485

	2,604,124	2,728,384	2,606,978
Less accumulated depreciation and amortization	2,358,560	2,466,032	2,351,454

Net property and equipment	245,564	262,352	255,524

Goodwill	71,593	73,769	71,593
Intangible assets, net	303,732	309,757	309,649
Other non-current assets	16,667	13,285	14,122

Total assets	$1,784,149	1,787,845	1,749,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510,532	490,886	458,896
Accrued liabilities	271,623	285,598	260,209
Gift card liabilities	239,296	358,609	323,465

Total current liabilities	1,021,451	1,135,093	1,042,570

Long-term debt	129,251	59,805	158,700
Deferred taxes	72,147	58,118	52,044
Other long-term liabilities	87,802	91,712	84,271

Shareholders’ equity:
Common stock; $0.001 par value; 300,000 shares authorized; 112,763, 112,238 and 112,238 shares issued, respectively	112	112	112
Additional paid-in capital	1,752,646	1,747,478	1,749,555
Accumulated other comprehensive income	276	315	276
Retained earnings	(156,965)	(183,064)	(216,236)
Treasury stock, at cost, 39,738, 39,585 and 39,585 shares, respectively	(1,122,571)	(1,121,724)	(1,121,724)

Total shareholders’ equity	473,498	443,117	411,983

Commitments and contingencies	—	—	—

Total liabilities and shareholders’ equity	$1,784,149	1,787,845	1,749,568

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the 39 weeks ended January 26, 2019

(In thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Gains	Retained Earnings	Treasury Stock, at Cost	Total
Balance at April 28, 2018	$112	1,749,555	276	(216,236)	(1,121,724)	$411,983

Net income	—	—	—	22,498	—	22,498
Stock-based compensation expense	—	3,091	—	—	—	3,091
Cash dividends declared/paid	—	—	—	(32,874)	—	(32,874)
Accrued dividends for long-term incentive awards	—	—	—	(397)	—	(397)
Purchase of treasury stock related to stock-based compensation, 153 shares	—	—	—	—	(847)	(847)
Adoption of ASU 2014-09 (see Note 1 and Note 4)	—	—	—	70,044	—	70,044

Balance at January 26, 2019	$112	1,752,646	276	(156,965)	(1,122,571)	$473,498

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	39 weeks ended
	January 26, 2019	January 27, 2018
Cash flows from operating activities:
Net income (loss)	$22,498	(104,408)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization (including amortization of deferred financing fees)	76,515	83,306
Stock-based compensation expense	3,091	4,788
Impairment charges Deferred taxes Loss on disposal of property and equipment	22,067 — 699	135,436 (25,667 589)
Net increase (decrease) in other long-term liabilities	1,474	(7,599)
Net (increase) decrease in other non-current assets	255	(3,614)
Changes in operating assets and liabilities, net	26,291	25,302

Net cash flows provided by operating activities	152,890	108,133

Cash flows from investing activities:
Purchases of property and equipment	(79,722)	(69,971)

Net cash flows used in investing activities	(79,722)	(69,971)

Cash flows from financing activities:
Proceeds from credit facility	912,025	877,822
Payments on credit facility	(941,474)	(882,917)
Cash dividends paid	(32,874)	(32,719)
Purchase of treasury stock related to stock-based compensation	(847)	(653)
Payment of amended credit facility related fees	(4,425)	—
Cash dividends paid for long-term incentive awards	(479)	(188)

Net cash flows used in financing activities	(68,074)	(38,655)

Net increase (decrease) in cash and cash equivalents	5,094	(493)
Cash and cash equivalents at beginning of period	10,769	11,993

Cash and cash equivalents at end of period	$15,863	11,500

Changes in operating assets and liabilities, net:
Receivables, net	$2,316	4,342
Merchandise inventories, net	(42,110)	(28,146)
Prepaid expenses and other current assets	(3,025)	22,641
Accounts payable, accrued liabilities and gift card liabilities	69,110	26,465

Changes in operating assets and liabilities, net	$26,291	25,302

Supplemental cash flow information
Cash paid during the period for:
Interest	$8,688	5,729
Income taxes (net of refunds)	$187	(1,416)
Non-cash financing activity:
Accrued dividends for long-term incentive awards	$1,155	938

See accompanying notes to consolidated financial statements.

BARNES & NOBLE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the 39 weeks ended January 26, 2019 and January 27, 2018

(Thousands of dollars, except per share data)

(unaudited)

The unaudited consolidated financial statements include the accounts of Barnes & Noble, Inc. and its subsidiaries (collectively, Barnes & Noble or the Company).

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 26, 2019 and the results of its operations for the 13 and 39 weeks and its cash flows for the 39 weeks then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the 52 weeks ended April 28, 2018 (fiscal 2018).

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended January 26, 2019 are not indicative of the results expected for the 52 weeks ending April 27, 2019 (fiscal 2019).

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

The below tables set forth the adjustments to the Company’s consolidated statement of operations and consolidated balance sheet as a result of the newly adopted revenue recognition standard.

	13 Weeks Ended January 26, 2019			39 Weeks Ended January 26, 2019
	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)
Sales	$1,231,348	1,239,399	(8,051)	$2,797,312	2,807,015	(9,703)
Cost of sales and occupancy	833,990	833,990	—	1,946,535	1,946,535	—

Gross profit	$397,358	405,409	(8,051)	$850,777	860,480	(9,703)

	January 26, 2019
	As Reported	Balances Without Adoption of Topic 606	Impact of Adoption Increase (Decrease)
Assets
Prepaid expenses and other current assets	$68,178	68,449	(271)

Liabilities and Shareholders’ Equity
Accrued liabilities	$271,623	270,516	1,107
Gift card liabilities	$239,296	319,739	(80,443)
Deferred taxes	$72,147	52,044	20,103
Retained earnings	$(156,965)	(218,684)	61,719

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

2.	Asset Impairments

The following table summarizes the Company’s asset impairment charges for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018.

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Store impairment	$16,473	1,824	$16,473	1,824
Publishing contracts impairment	5,594	—	5,594	—
Goodwill impairment	—	133,612	—	133,612

Total Asset Impairments	$22,067	135,436	$22,067	135,436

The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators.

Historically, the Company completed its annual goodwill and trade name impairment test as of the first day of its fiscal third quarter (November) of each fiscal year. During the 13 weeks ended January 26, 2019, the Company voluntarily changed the date of its annual goodwill and trade name impairment testing from the first day of fiscal November to the first day of fiscal January. This voluntary change is preferable as it better aligns the timing of the goodwill and trade name impairment testing with the Company’s strategic and annual operating planning process and allows for the inclusion of the most recent holiday sales results in the quantitative and qualitative considerations of the annual impairment tests. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

The Company completed its annual goodwill impairment test as of the first day of the third quarter of fiscal 2019 (October 28, 2018). The fair value of the B&N Retail reporting unit exceeded its carrying value and no impairment existed. The Company completed its new annual goodwill impairment test as of the first day of fiscal January (December 30, 2018). The fair value of the B&N Retail reporting unit exceeded its carrying value and no impairment existed. Although no impairment existed, the Company’s goodwill is at risk of impairment if B&N Retail comparable store sales decline, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

The Company completed its annual goodwill impairment test as of the first day of the third quarter of fiscal 2018 (October 29, 2017). The fair value of the B&N Retail reporting unit exceeded its carrying value based on the annual goodwill impairment test performed as of that date. Subsequent to the annual goodwill impairment test as of October 29, 2017, sales trends unexpectedly softened during the holiday selling season. Given the lower than expected sales results, the Company revised its forecasted outlook. Following the announcement on January 4, 2018 of the Company’s holiday sales results and its revised outlook, the market price of the Company’s common stock sharply declined. Due to those new impairment indicators, the Company performed an interim goodwill impairment test as of December 30, 2017. As a result of the interim testing, the Company recognized an impairment of its B&N Retail reporting unit goodwill of $133,612 during the 13 weeks ended January 27, 2018.

The Company completed its annual other unamortizable intangible assets impairment test as of the first day of the third quarter of fiscal 2019 (October 28, 2018) and determined that no impairment was necessary. The Company completed its new annual other unamortizable intangible assets impairment test as of the first day of fiscal January (December 30, 2018) and determined that no impairment was necessary. Although no impairment was necessary, the Company’s trade name is at risk of impairment if B&N Retail comparable store sales decline, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

The Company completed its annual other unamortizable intangible assets impairment test for its publishing contracts as of the first day of fiscal January (December 30, 2018). As a result of the testing, the Company recognized an impairment of $5,594 during the 13 weeks ended January 26, 2019. The publishing contracts include the value of long-standing relationships with authors, agents and publishers. Given Sterling’s strong history of maintaining such relationships, the Company believes they produce value indefinitely without an identifiable remaining useful life. However, given the increased costs related to these publishing contracts, these contracts were impaired.

The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and considers market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates its stores’ long-lived assets and its other long-lived assets for impairment at the individual Barnes & Noble store level and at the reporting unit level, respectively, which is the lowest level at which individual cash flows can be identified. Store impairment losses related to amortizable assets were $16,473 and $1,824 for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018, respectively.

3.	Merchandise Inventories

Merchandise inventories, except NOOK merchandise inventories, are stated at the lower of cost or market. Cost is determined primarily by the retail inventory method under the first-in, first-out (FIFO) basis. NOOK merchandise inventories are recorded based on the average cost method and are valued at the lower of cost or net realizable value.

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

The following table summarizes disaggregated revenue from contracts with customers by product line:

Sales by Product Line	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Media (a)	63%	66%	67%	69%
Digital (b)	2%	2%	2%	3%
Other (c)	35%	32%	31%	28%

Total	100%	100%	100%	100%

(a)	Includes tangible books, music, movies, rentals and newsstand.
(b)	Includes NOOK®, related accessories, eContent and warranties.
(c)	Includes Toys & Games, café products, gifts and miscellaneous other.

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

6.	Internal-Use Software and Website Development Costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of three to seven years. The Company capitalized costs, primarily related to labor, consulting, hardware and software, of $9,604 and $12,843 during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively. Amortization of previously capitalized amounts was $5,695 and $5,543 during the 13 weeks ended January 26, 2019 and January 27, 2018, respectively, and $17,382 and $16,388 during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

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

During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss during the 13 and 39 weeks ended January 27, 2018, participating securities in the amounts of 142,237 and 123,066, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive. The Company’s outstanding non-participating securities consisting of dilutive stock options and restricted stock units of 294,874, 56,776, 193,804 and 44,279 for the 13 weeks ended January 26, 2019 and January 27, 2018 and the 39 weeks ended January 26, 2019 and January 27, 2018, respectively, were excluded from the calculation of loss per share using the two-class method because the effect would be antidilutive.

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation:

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Numerator for basic income (loss) per share:
Net income (loss)	$66,930	(63,536)	$22,498	(104,408)
Less allocation of dividends to participating securities	(25)	(21)	(69)	(59)
Less allocation of undistributed earnings to participating securities	(130)	—	—	—

Net income (loss) available to common shareholders	$66,775	(63,557)	$22,429	(104,467)

Numerator for diluted income (loss) per share:
Net income (loss) available to common shareholders	$66,775	(63,557)	$22,429	(104,467)
Allocation of undistributed earnings to participating securities	130	—	—	—
Less diluted allocation of undistributed earnings to participating securities	(129)	—	—	—

Net income (loss) available to common shareholders	$66,776	(63,557)	$22,429	(104,467)

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Denominator for basic income (loss) per share:
Basic weighted average common shares	73,022	72,649	72,881	72,566

Denominator for diluted income (loss) per share:
Basic weighted average common shares	73,022	72,649	72,881	72,566
Average dilutive options	—	—	—	—
Average dilutive non-participating securities	295	—	194	—

Diluted weighted average common shares	73,317	72,649	73,075	72,566

Income (loss) per common share:
Basic	$0.91	(0.87)	$0.31	(1.44)
Diluted	$0.91	(0.87)	$0.31	(1.44)

8.	Segment Reporting

The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 627 bookstores as of January 26, 2019, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, and departments dedicated to Kids, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine, Bargain products and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing Co., Inc.

NOOK

This segment includes the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail.

Summarized financial information concerning the Company’s reportable segments is presented below:

Sales by Segment	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
B&N Retail	$1,214,552	1,210,417	$2,743,455	2,810,162
NOOK	24,372	30,930	71,405	86,394
Elimination (a)	(7,576)	(9,576)	(17,548)	(20,352)

Total	$1,231,348	1,231,771	$2,797,312	2,876,204

Depreciation and Amortization	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
B&N Retail	$24,347	25,295	$67,513	72,491
NOOK	2,275	2,950	7,442	9,351

Total	$26,622	28,245	$74,955	81,842

Operating Income (Loss)	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
B&N Retail	$83,517	(33,546)	$42,407	(95,367)
NOOK	(4,290)	(1,329)	(6,141)	(6,952)

Total	$79,227	(34,875)	$36,266	(102,319)

Capital Expenditures	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
B&N Retail	$26,528	18,833	$75,507	64,777
NOOK	1,348	1,606	4,215	5,194

Total	$27,876	20,439	$79,722	69,971

Total Assets (b)	January 26, 2019	January 27, 2018
B&N Retail	$1,756,713	1,761,571
NOOK	27,436	26,274

Total	$1,784,149	1,787,845

(a)	Represents sales from NOOK to B&N Retail on a sell-through basis.
(b)	Excludes intercompany balances.

A reconciliation of operating income (loss) from reportable segments to income (loss) before taxes in the consolidated financial statements is as follows:

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Reportable segments operating income (loss)	$79,227	(34,875)	$36,266	(102,319)
Interest expense, net and amortization of deferred financing fees	3,372	2,536	10,056	7,254

Consolidated income (loss) before taxes	$75,855	(37,411)	$26,210	(109,573)

9.	Intangible Assets and Goodwill

		As of January 26, 2019
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Other	3-10	$6,611	(6,579)	$32

		$6,611	(6,579)	$32

Unamortizable Intangible Assets (a)		Trade name	Publishing contracts	Total
Balance at January 27, 2018		$293,400	$15,894	$309,294
Impairment		—	(5,594)	(5,594)

Balance at January 26, 2019		$293,400	$10,300	$303,700

Total amortizable and unamortizable intangible assets as of January 26, 2019				$303,732

		As of January 27, 2018
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Technology	5-10	$10,710	(10,303)	$407
Other	3-10	6,524	(6,468)	56

		$17,234	(16,771)	$463

Unamortizable Intangible Assets (a)
Trade name				$293,400
Publishing contracts				15,894

				$309,294

Total amortizable and unamortizable intangible assets as of January 27, 2018				$309,757

(a)	See Note 3 to these Consolidated Financial Statements.

All amortizable intangible assets are being amortized over their useful life on a straight-line basis.

Aggregate Amortization Expense
For the 39 weeks ended January 26, 2019	$388
For the 39 weeks ended January 27, 2018	$514

Estimated Amortization Expense
(12 months ending on or about April 30)
2019	$404
2020	$16

The carrying amounts of goodwill, which relate to the B&N Retail reporting unit, was $71,593 and $73,769 as of January 26, 2019 and January 27, 2018, respectively. See Note 3 to these Consolidated Financial Statements.

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

The Company’s contract liabilities relate to its gift card program. Below is a summary of the changes during the 39 weeks ended January 26, 2019:

Total Company
Gift card liabilities balance as of April 28, 2018	$323,465
Adoption of Topic 606	(90,147)
Gift card breakage	(36,304)
Gift card redemptions	(189,527)
Gift card issuances	231,809

Gift card liabilities balance as of January 26, 2019	$239,296

The Company recognized gift card breakage of $28,258 and $27,496 during the 13 weeks ended January 26, 2019 and January 27, 2018, respectively, and $36,304 and $37,224 during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively.

11.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent, long-term insurance liabilities, asset retirement obligations and tax liabilities and reserves. The Company provides for minimum rent expense over the lease terms (including the build-out period) on a straight-line basis. The excess of such rent expense over actual lease payments (net of tenant allowances) is classified as deferred rent. Other long-term liabilities also include store closing expenses, long-term deferred revenues and a health care and life insurance plan for certain retired employees. The Company had the following other long-term liabilities at January 26, 2019, January 27, 2018 and April 28, 2018:

	January 26, 2019	January 27, 2018	April 28, 2018
Deferred rent	$51,747	52,087	50,720
Insurance liabilities	12,675	13,498	12,589
Asset retirement obligations	15,055	13,207	11,629
Tax liabilities and reserves	5,124	8,711	5,124
Other	3,201	4,209	4,209

Total other long-term liabilities	$87,802	91,712	84,271

12.	Income Taxes

The Company recorded an income tax provision of $8,925 on a pre-tax income of $75,855 during the 13 weeks ended January 26, 2019, which represented an effective income tax rate of 11.8%. The Company recorded an income tax provision of $26,125 on a pre-tax loss of $37,411 during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of (69.8)%.

The Company recorded an income tax provision of $3,712 on a pre-tax income of $26,210 during the 39 weeks ended January 26, 2019, which represented an effective income tax rate of 14.2%. The Company recorded an income tax benefit of $5,165 on a pre-tax loss of $109,573 during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 4.7%.

The Company’s effective tax rates for the 13 and 39 weeks ended January 26, 2019 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit. The Company’s effective tax rates for the 13 and 39 weeks ended January 27, 2018 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, the impact of the Tax Cuts and Jobs Act, goodwill impairment, changes to valuation allowance and state tax provision, net of federal benefit.

During the 13 weeks ended January 26, 2019 and January 27, 2018 and the 39 weeks ended January 26, 2019 and January 27, 2018, the Company recognized tax expense of $8, $11, $722 and $915, respectively, in accordance with ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the consolidated statement of operations as discrete in the reporting period in which they occur.

The Company believes that it is reasonably possible that approximately $477 of the remaining unrecognized tax benefits may be recognized within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act or Tax Reform, was enacted on December 22, 2017. Certain aspects of the new law, including the federal corporate tax rate change, were recorded in the Company’s financial statements during fiscal year end 2018 as a provisional estimate under the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.

Items for which a reasonable estimate was determined include the impact of the change in the corporate tax rate from 35% to 21% and the changes to the non-deductible executive compensation provisions. The Company recorded a benefit of $27,128 on the remeasurement of its deferred tax assets and liabilities during fiscal 2018. During fiscal 2018, the Company also recorded a net tax detriment as a result of the changes to the non-deductible executive compensation provisions. The IRS issued Notice 2018-68 during the second quarter of fiscal 2019, which clarified the transition rule. As a result, there have been no significant changes. During the third quarter of fiscal 2019, the Company completed its analysis of the provisional amounts recorded during fiscal 2018 and recorded an additional provision of $170. The Company was not subject to the transition tax as there were no untaxed foreign earnings.

Valuation Allowance Considerations

The Company routinely performs an analysis of its deferred tax assets and considers all evidence both positive and negative to determine realizability of these assets. As a result of the Company’s analysis, $3,894 of previously established valuation allowance against definite lived net operating losses was released through retained earnings as a direct result of the Company’s adoption of Topic 606 during the first quarter of fiscal 2019. The Company still maintains a valuation allowance against certain state items and definite lived net operating losses that was recorded in prior periods.

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

Proceeds from the Amended Credit Facility are primarily used for general corporate purposes, including seasonal working capital needs. The Amended Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the Company and certain of its subsidiaries (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Amended Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the Amended Credit Facility of up to $250,000, subject to certain restrictions.

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

The Company had $129,251 and $59,805 of outstanding debt under the Credit Facility as of January 26, 2019 and January 27, 2018, respectively. The Company had $33,213 and $35,233 of outstanding letters of credit under the Credit Facility as of January 26, 2019 and January 27, 2018, respectively.

15.	Stock-Based Compensation

For the 13 and 39 weeks ended January 26, 2019 and January 27, 2018, the Company recognized stock-based compensation expense in selling and administrative expenses as follows:

	13 weeks ended		39 weeks ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Restricted Stock Expense	$284	250	$701	697
Restricted Stock Units Expense	679	1,032	1,767	3,020
Performance-Based Stock Unit Expense	425	374	623	1,071

Stock-Based Compensation Expense	$1,388	1,656	$3,091	4,788

16.	Defined Contribution Plan

The Company maintains a defined contribution plan (the Savings Plan) for the benefit of substantially all employees. Total Company contributions charged to employee benefit expenses for the Savings Plan were $2,283 and $2,660 for the 13 weeks ended January 26, 2019 and January 27, 2018, respectively, and $7,433 and $8,498 for the 39 weeks ended January 26, 2019 and January 27, 2018, respectively.

17.	Shareholders’ Equity

On March 15, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $50,000 of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan during the 13 and 39 weeks ended January 26, 2019 and January 27, 2018. The Company has remaining capacity of $50,000 under the repurchase program as of January 26, 2019.

As of January 26, 2019, the Company has repurchased 39,737,720 shares at a cost of approximately $1,087,913 since the inception of the Company’s current and prior stock repurchase programs. The repurchased shares are held in treasury.

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

PIN Pad Litigation

As previously disclosed, the Company discovered that PIN pads in certain of its stores had been tampered with to allow criminal access to card data and PIN numbers on credit and debit cards swiped through the terminals. Following public disclosure of this matter on October 24, 2012, the Company was served with four putative class action complaints (three in federal district court in the Northern District of Illinois and one in the Northern District of California), each of which alleged on behalf of national and other classes of customers who swiped credit and debit cards in Barnes & Noble Retail stores common law claims such as negligence, breach of contract and invasion of privacy, as well as statutory claims such as violations of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The actions sought various forms of relief including damages, injunctive or equitable relief, multiple or punitive damages, attorneys’ fees, costs, and interest. All four cases were transferred and/or assigned to a single judge in the United States District Court for the Northern District of Illinois, and a single consolidated amended complaint was filed. The Company filed a motion to dismiss the consolidated amended complaint in its entirety, and in September 2013, the Court granted the motion to dismiss without prejudice. Plaintiffs then filed an amended complaint, and the Company filed a second motion to dismiss. On October 3, 2016, the Court granted the second motion to dismiss, and dismissed the case without prejudice; in doing so, the Court permitted Plaintiffs to file a second amended complaint by October 31, 2016. On October 31, 2016, Plaintiffs filed a second amended complaint, and on January 25, 2017, the Company filed a motion to dismiss the second amended complaint. On June 13, 2017, the Court granted the Company’s motion to dismiss with prejudice. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. On April 11, 2018, the Court of Appeals reversed the District Court’s decision granting the motion to dismiss the case, and remanded the case to the District Court for further proceedings. The Company filed with the Court of Appeals a petition for rehearing and rehearing en banc; that petition was denied on May 10, 2018. The case is currently pending in the District Court.

Cassandra Carag individually and on behalf of others similarly situated v. Barnes & Noble, Inc., Barnes & Noble Booksellers, Inc. and DOES 1 through 100 inclusive

On November 27, 2013, former Associate Store Manager Cassandra Carag (Carag) brought suit in Sacramento County Superior Court, asserting claims on behalf of herself and all other hourly (non-exempt) Barnes & Noble employees in California in the preceding four years for unpaid regular and overtime wages based on alleged off-the-clock work, penalties and pay based on missed meal and rest breaks, and for improper wage statements, payroll records, and untimely pay at separation as a result of the alleged pay errors during employment. Via the complaint, Carag seeks to recover unpaid wages and statutory penalties for all hourly Barnes & Noble employees within California from November 27, 2009 to present. On February 13, 2014, the Company filed an answer to the complaint in the state court and concurrently requested removal of the action to federal court. On May 30, 2014, the federal court granted Plaintiff’s motion to remand the case to state court and denied Plaintiff’s motion to strike portions of the answer to the complaint (referring the latter motion to the lower court for future consideration). Plaintiff sought relief from the mandatory five-year trial deadline and the Court denied the application.

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

Parneros v. Barnes & Noble, Inc.

On August 28, 2018, Demos Parneros, the former Chief Executive Officer of Barnes & Noble, Inc., filed a complaint against Barnes & Noble, Inc. in the United States District Court for the Southern District of New York. The plaintiff asserts claims for breach of contract and defamation under New York law. On October 5, 2018, the plaintiff filed an amended complaint asserting a third cause of action for breach of the covenant of good faith and fair dealing. The plaintiff seeks injunctive relief, compensatory damages, and punitive damages, among other things, based on allegations that he did not violate the Company’s policies prior to his employment termination, and that the Company’s press release damaged his reputation. On October 30, 2018, Barnes & Noble, Inc. filed its answer, affirmative defenses and counterclaims. Specifically, the Company asserted counterclaims for breach of fiduciary duty and faithless servant, based on allegations that the plaintiff violated his fiduciary duties of loyalty and good faith in connection with a potential transaction, as well as for a declaratory judgment that the plaintiff’s outstanding equity awards at the time of his termination were subject to cancellation under the Company’s Amended and Restated 2009 Incentive Plan. Barnes & Noble, Inc. seeks, among other things, damages in connection with the plaintiff’s breach of his fiduciary duties. The Court held an initial conference on November 13, 2018. The Court adopted the parties’ proposed scheduling order, which provides, inter alia, that discovery will be completed by June 14, 2019, that dispositive motions will be completed by August 23, 2019, and that the parties will be ready for trial on or after October 23, 2019. On December 21, 2018, the plaintiff moved to dismiss the Company’s faithless servant counterclaim, and the Company filed an opposition on January 18, 2019. The plaintiff has also filed a motion for advancement of 50% of his attorneys’ fees and expenses incurred in defending against the Company’s counterclaims. The Company filed an opposition to that motion on February 15, 2019. The plaintiff filed reply papers on March 1, 2019.

Vickie Hebert individually and on behalf of others similarly situated v. Barnes & Noble, Inc., and DOES 1 through 100 inclusive

On February 6, 2019, Vicki Hebert filed a complaint against Barnes & Noble in the Superior Court of the State of California, County of San Diego in which she alleges that she is entitled to statutory and punitive damages under the Fair Credit Reporting Act (FCRA). Ms. Hebert seeks to represent a class of allegedly similarly situated individuals for whom Barnes & Noble procured a consumer report for reporting purposes under the FCRA. The Company has until April 2, 2019 to answer, move or otherwise respond to the complaint.

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

Proceeds from the Amended Credit Facility are primarily used for general corporate purposes, including seasonal working capital needs. The Amended Credit Facility is secured by substantially all of the inventory, accounts receivable and related assets of the Company and certain of its subsidiaries (collectively, the Loan Parties), but excluding the equity interests in the Company and its subsidiaries, intellectual property, equipment and certain other property. Borrowings under the Amended Credit Facility are limited to a specified percentage of eligible collateral. The Company has the option to request an increase in commitments under the Amended Credit Facility of up to $250.0 million, subject to certain restrictions.

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

The Company had $129.3 million and $59.8 million of outstanding debt under the Credit Facility as of January 26, 2019 and January 27, 2018, respectively. The Company had $33.2 million and $35.2 million of outstanding letters of credit under the Credit Facility as of January 26, 2019 and January 27, 2018, respectively.

Cash Flows

The Company’s cash and cash equivalents were $15.9 million as of January 26, 2019, compared with $11.5 million as of January 27, 2018. The increase in cash and cash equivalents of $4.4 million as compared to the prior year period was due to changes in working capital and cash flows as outlined below.

Net cash flows provided by operating activities were $152.9 million for the 39 weeks ended January 26, 2019 as compared to $108.1 million for the 39 weeks ended January 27, 2018. The favorable year-over-year comparison was primarily attributable to higher earnings and the timing of purchases.

Net cash flows used in investing activities were $79.7 million for the 39 weeks ended January 26, 2019 as compared to $70.0 million for the 39 weeks ended January 27, 2018. The increase was primarily related to an increase in capital expenditures related to new stores and merchandising initiatives.

Net cash flows used in financing activities were $68.1 million for the 39 weeks ended January 26, 2019 as compared to $38.7 million for the 39 weeks ended January 27, 2018. The increase was primarily related to repayment of debt and bank fees related to the Amended Credit Facility.

Over the past 12 months, the Company has returned $43.8 million in cash to its shareholders through dividends.

Additional year-over-year balance sheet changes include the following:

•	Receivables, net decreased $0.7 million, or 1.1%, to $62.2 million as of January 26, 2019, compared to $63.0 million as of January 27, 2018.

•

Merchandise inventories, net increased $25.3 million, or 2.6%, to $1.000 billion as of January 26, 2019, compared to $975.1 million as of January 27, 2018 as the Company increased its non-book in-stock position.

•

Prepaid expenses and other current assets decreased $11.0 million, or 13.9%, to $68.2 million as of January 26, 2019, compared to $79.2 million as of January 27, 2018, primarily related to income taxes.

•

Property and equipment, net decreased $16.8 million, or 6.4%, to $245.6 million as of January 26, 2019, compared to $262.4 million as of January 27, 2018, due to a store impairment charge of $16.5 million during the 13 weeks ended January 26, 2019.

•

Intangible assets, net decreased $6.0 million, or 1.9%, to $303.7 million as of January 26, 2019, compared to $309.8 million as of January 27, 2018, due to a publishing contracts impairment charge of $5.6 million during the 13 weeks ended January 26, 2019.

•

Other non-current assets increased $3.4 million, or 25.5%, to $16.7 million as of January 26, 2019, compared to $13.3 million as of January 27, 2018, related to income taxes and net increase in deferred financing fees related to the Credit Facility amendment.

•

Accounts payable increased $19.6 million, or 4.0%, to $510.5 million as of January 26, 2019, compared to $490.9 million as of January 27, 2018. Accounts payable represented 51.0% and 50.3% of merchandise inventories as of January 26, 2019 and January 27, 2018, respectively. This ratio is subject to changes in product mix and the timing of purchases, payments and returns.

•

Accrued liabilities decreased $14.0 million, or 4.9%, to $271.6 million as of January 26, 2019, compared to $285.6 million as of January 27, 2018. Accrued liabilities include deferred income, compensation, occupancy related, legal and other selling and administrative miscellaneous accruals.

•

Gift card liabilities decreased $119.3 million, or 33.3%, to $239.3 million as of January 26, 2019, compared to $358.6 million as of January 27, 2018, due primarily to the adoption of Topic 606. The Company recognized gift card breakage of $28.3 million and $27.5 million during the 13 weeks ended January 26, 2019 and January 27, 2018, respectively, and $36.3 million and $37.2 million during the 39 weeks ended January 26, 2019 and January 27, 2018, respectively.

•	Other long-term liabilities decreased $3.9 million, or 4.3%, to $87.8 million as of January 26, 2019, compared to $91.7 million as of January 27, 2018, primarily due to lower tax reserves.

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

Business Overview

Barnes & Noble has been experiencing declining sales trends primarily due to lower store traffic. The Company has been able to offset some of the traffic decline through its efforts to increase conversion through higher customer engagement. Additionally, the Company has been able to partially mitigate the impact of the sales decline on profit levels through cost reductions. More recently, the Company began to reinvest some of its cost savings into growing the business, including the launch of a new advertising campaign and increased promotional offers, which contributed to a comparable store sales increase during the third quarter. While the Company believes it has lost share on its recent sales performance, it sees opportunities in an industry that has become more stable.

To improve its performance, the Company has initiated a multi-year strategic plan, focused on strengthening the core business by enhancing the customer value proposition; improving profitability through an aggressive expense management program, which will be redeployed to fund growth initiatives; accelerating execution through simplification; and innovating for the future, which will position the Company for long-term growth.

To strengthen its core business, the Company is focused on enhancing its customer value proposition by improving its merchandise offerings, enriching the overall shopping experience, increasing the value of its Membership Program and expanding its omni-channel capabilities. The Company will continue to leverage the strength of its Barnes & Noble brand, knowledgeable booksellers, vast book selection, omni-channel offering and retail footprint to attract customers and grow sales.

Merchandising initiatives are focused on increasing the impact of promotional activities, narrowing product assortments, improving SKU productivity, refining inventory management processes, testing changes to existing store layouts and remerchandising select business units in stores. The Company believes there is opportunity to increase conversion through higher customer engagement and by improving navigation and discovery throughout the store.

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

The Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. The Company is also committed to right sizing its cost structure. At B&N Retail, the Company has implemented a new labor model for its stores, increasing store productivity and streamlining store operations. At NOOK, the Company exited non-core businesses and outsourced certain functions. NOOK expects to continue to re-calibrate its cost structure commensurate with sales.

In addition to initiatives focused on growing sales through its existing store base, the Company is innovating for the future and is opening newly designed prototype stores, which it believes could foster sales growth in the future.

Results of Operations

The following tables summarize the Company’s results of operations for the 13 and 39 weeks ended January 26, 2019 compared with the 13 and 39 weeks ended January 27, 2018.

Sales

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Total	January 27, 2018	% of Total	January 26, 2019	% of Total	January 27, 2018	% of Total
B&N Retail	$1,214,552	98.6%	$1,210,417	98.3%	$2,743,455	98.1%	$2,810,162	97.7%
NOOK	24,372	2.0%	30,930	2.5%	71,405	2.6%	86,394	3.0%
Elimination	(7,576)	(0.6)%	(9,576)	(0.8)%	(17,548)	(0.6)%	(20,352)	(0.7)%

Total Sales	$1,231,348	100.0%	$1,231,771	100.0%	$2,797,312	100.0%	$2,876,204	100.0%

During the 13 weeks ended January 26, 2019, the Company’s sales decreased $0.4 million, or 0.0%, to $1.231 billion from $1.232 billion during the 13 weeks ended January 27, 2018. The changes by segment are as follows:

•

B&N Retail sales increased $4.1 million, or 0.3%, to $1.215 billion for the 13 weeks ended January 26, 2019 from $1.210 billion during the same period one year ago, and accounted for 98.6% of total Company sales. Comparable store sales increased $11.5 million, or 1.1%, as non-book categories increased sales by $19.1 million, or 4.9%, while book categories decreased sales by $7.6 million, or 1.2%. New stores increased sales by $5.5 million, while closed stores decreased sales by $11.8 million. Online sales decreased $2.4 million, or 2.3%, as compared to the prior year.

•

NOOK sales decreased $6.6 million, or 21.2%, to $24.4 million during the 13 weeks ended January 26, 2019 from $30.9 million during the 13 weeks ended January 27, 2018, and accounted for 2.0% of total Company sales.

•

Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $2.0 million, or 20.9%, as compared to the prior year. NOOK sales, net of elimination, accounted for 1.4% of total Company sales.

During the 13 weeks ended January 26, 2019, the Company had two store openings and five store closings.

During the 39 weeks ended January 26, 2019, the Company’s sales decreased $78.9 million, or 2.7%, to $2.797 billion from $2.876 billion during the 39 weeks ended January 27, 2018. The changes by segment are as follows:

•

B&N Retail sales decreased $66.7 million, or 2.4%, to $2.743 billion for the 39 weeks ended January 26, 2019 from $2.810 billion during the same period one year ago, and accounted for 98.1% of total Company sales. Comparable store sales decreased $41.2 million, or 1.7%, as book categories decreased sales by $56.3 million, or 3.7%, while non-book categories increased sales by $15.1 million, or 1.8%. Closed stores decreased sales by $24.2 million, while new stores increased sales by $9.3 million. Online sales decreased $14.8 million, or 6.7%, as compared to the prior year.

•

NOOK sales decreased $15.0 million, or 17.3%, to $71.4 million during the 39 weeks ended January 26, 2019 from $86.4 million during the 39 weeks ended January 27, 2018, and accounted for 2.6% of total Company sales.

•

Elimination sales, which represent sales from NOOK to B&N Retail on a sell-through basis, decreased $2.8 million, or 13.8%, as compared to the prior year. NOOK sales, net of elimination, accounted for 1.9% of total Company sales.

During the 39 weeks ended January 26, 2019, the Company had four store openings and seven store closings.

Cost of Sales and Occupancy

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
B&N Retail	$827,698	68.1%	$825,858	68.2%	$1,925,984	70.2%	$1,972,277	70.2%
NOOK	13,868	56.9%	15,463	50.0%	38,099	53.4%	42,077	48.7%
Elimination	(7,576)	(31.1)%	(9,576)	(31.0)%	(17,548)	(24.6)%	(20,352)	(23.6)%

Total Cost of Sales and Occupancy	$833,990	67.7%	$831,745	67.5%	$1,946,535	69.6%	$1,994,002	69.3%

The Company’s cost of sales and occupancy includes costs such as merchandise costs, distribution center costs (including payroll, freight, supplies and other operating expenses), rental expense and common area maintenance, partially offset by landlord tenant allowances amortized over the life of the lease.

During the 13 weeks ended January 26, 2019, cost of sales and occupancy increased $2.2 million, or 0.3%, to $834.0 million from $831.7 million during the 13 weeks ended January 27, 2018. Cost of sales and occupancy increased as a percentage of sales to 67.7% from 67.5% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail cost of sales and occupancy decreased as a percentage of sales to 68.1% from 68.2%, or 10 basis points, during the same period one year ago primarily due to decreased online promotions (70 basis points), favorable sales mix (25 basis points) and higher vendor incentives (10 basis points), partially offset by higher store markdowns (75 basis points) and occupancy deleverage (15 basis points). The remaining variance was primarily due to sales deleverage and timing differences.

•

NOOK cost of sales and occupancy increased as a percentage of sales to 56.9% from 50.0% during the same period one year ago primarily due to a prior year favorable channel partner settlement, cost deleverage and sales mix.

During the 39 weeks ended January 26, 2019, cost of sales and occupancy decreased $47.5 million, or 2.4%, to $1.947 billion from $1.994 billion during the 39 weeks ended January 27, 2018. Cost of sales and occupancy increased as a percentage of sales to 69.6% from 69.3% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail cost of sales and occupancy remained flat as a percentage of sales at 70.2% compared to the same period one year ago primarily due to occupancy deleverage (40 basis points) and higher store markdowns (25 basis points), partially offset by decreased online promotions (35 basis points) and higher vendor incentives (15 basis points). The remaining variance was attributable to sales mix and timing differences.

•

NOOK cost of sales and occupancy increased as a percentage of sales to 53.4% from 48.7% during the same period one year ago primarily on sales mix, cost deleverage and a prior year favorable channel partner settlement.

Gross Profit

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
B&N Retail	$386,854	31.9%	$384,559	31.8%	$817,471	29.8%	$837,885	29.8%
NOOK	10,504	62.5%	15,467	72.4%	33,306	61.8%	44,317	67.1%

Total Gross Profit	$397,358	32.3%	$400,026	32.5%	$850,777	30.4%	$882,202	30.7%

The Company’s consolidated gross profit decreased $2.7 million, or 0.7%, to $397.4 million during the 13 weeks ended January 26, 2019 from $400.0 million during the 13 weeks ended January 27, 2018. This change was due to the matters discussed above.

The Company’s consolidated gross profit decreased $31.4 million, or 3.6%, to $850.8 million during the 39 weeks ended January 26, 2019 from $882.2 million during the 39 weeks ended January 27, 2018. This change was due to the matters discussed above.

Selling and Administrative Expenses

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
B&N Retail	$256,923	21.2%	$257,374	21.3%	$685,484	25.0%	$725,325	25.8%
NOOK	12,519	74.5%	13,846	64.8%	32,005	59.4%	41,918	63.5%

Total Selling and Administrative Expenses	$269,442	21.9%	$271,220	22.0%	$717,489	25.6%	$767,243	26.7%

Selling and administrative expenses decreased $1.8 million, or 0.7%, to $269.4 million during the 13 weeks ended January 26, 2019 from $271.2 million during the 13 weeks ended January 27, 2018. Selling and administrative expenses decreased as a percentage of sales to 21.9% from 22.0% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail selling and administrative expenses decreased $0.5 million as compared to prior year, or 10 basis points as a percentage of sales to 21.2% from 21.3%, primarily due to lower severance costs (85 basis points), lower store payroll (40 basis points on store sales) and lower employee benefit costs (35 basis points), partially offset by current year holiday advertising expenses (80 basis points) and non-recurring professional fees (40 basis points). The remaining variance was primarily attributable to sales deleverage and the general timing of expenses.

•

NOOK selling and administrative expenses decreased $1.3 million as compared to prior year, increasing as a percentage of sales to 74.5% from 64.8% for the quarter. The dollar decrease was primarily attributable to continued cost rationalization efforts, as well as lower variable costs on the sales decline.

Selling and administrative expenses decreased $49.8 million, or 6.5%, to $717.5 million during the 39 weeks ended January 26, 2019 from $767.2 million during the 39 weeks ended January 27, 2018. Selling and administrative expenses decreased as a percentage of sales to 25.6% from 26.7% during the same period one year ago. The changes by segment are as follows:

•

B&N Retail selling and administrative expenses decreased $39.8 million as compared to prior year, or 80 basis points as a percentage of sales to 25.0% from 25.8%, primarily due to lower store payroll (100 basis points on store sales), lower severance costs (35 basis points) and lower employee benefit costs (35 basis points) on lower payroll and favorable claims, partially offset by current year holiday advertising expenses (40 basis points) and non-recurring professional fees (35 basis points). The remaining variance was attributable to indirect procurement savings, sales deleverage and the general timing of expenses.

•

NOOK selling and administrative expenses decreased $9.9 million as compared to prior year, decreasing as a percentage of sales to 59.4% from 63.5% for the year. The dollar decrease was primarily attributable to continued cost rationalization efforts, as well as lower variable costs on the sales decline.

Depreciation and Amortization

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
B&N Retail	$24,347	2.0%	$25,295	2.1%	$67,513	2.5%	$72,491	2.6%
NOOK	2,275	13.5%	2,950	13.8%	7,442	13.8%	9,351	14.2%

Total Depreciation and Amortization	$26,622	2.2%	$28,245	2.3%	$74,955	2.7%	$81,842	2.8%

During the 13 weeks ended January 26, 2019, depreciation and amortization decreased $1.6 million, or 5.7%, to $26.6 million from $28.2 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closures, partially offset by additional capital expenditures.

During the 39 weeks ended January 26, 2019, depreciation and amortization decreased $6.9 million, or 8.4%, to $75.0 million from $81.8 million during the same period one year ago. This decrease was primarily attributable to fully depreciated assets and store closures, partially offset by additional capital expenditures.

Asset Impairments

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
B&N Retail	$22,067	1.8%	$135,436	11.2%	$22,067	0.8%	$135,436	4.8%
NOOK	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total Asset Impairments	$22,067	1.8%	$135,436	11.0%	$22,067	0.8%	$135,436	4.7%

The costs in excess of net assets of businesses acquired are carried as goodwill in the accompanying consolidated balance sheets. ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators.

Historically, the Company completed its annual goodwill and trade name impairment test as of the first day of its fiscal third quarter (November) of each fiscal year. During the 13 weeks ended January 26, 2019, the Company voluntarily changed the date of its annual goodwill and trade name impairment testing from the first day of fiscal November to the first day of fiscal January. This voluntary change is preferable as it better aligns the timing of the goodwill and trade name impairment testing with the Company’s strategic and annual operating planning process and allows for the inclusion of the most recent holiday sales results in the quantitative and qualitative considerations of the annual impairment tests. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

The Company completed its annual goodwill impairment test as of the first day of the third quarter of fiscal 2019 (October 28, 2018). The fair value of the B&N Retail reporting unit exceeded its carrying value and no impairment existed. The Company completed its new annual goodwill impairment test as of the first day of fiscal January (December 30, 2018). The fair value of the B&N Retail reporting unit exceeded its carrying value and no impairment existed. Although no impairment existed, the Company’s goodwill is at risk of impairment if B&N Retail comparable store sales decline, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

The Company completed its annual goodwill impairment test as of the first day of the third quarter of fiscal 2018 (October 29, 2017). The fair value of the B&N Retail reporting unit exceeded its carrying value based on the annual goodwill impairment test performed as of that date. Subsequent to the annual goodwill impairment test as of October 29, 2017, sales trends unexpectedly softened during the holiday selling season. Given the lower than expected sales results, the Company revised its forecasted outlook. Following the announcement on January 4, 2018 of the Company’s holiday sales results and its revised outlook, the market price of the Company’s common stock sharply declined. Due to those new impairment indicators, the Company performed an interim goodwill impairment test as of December 30, 2017. As a result of the interim testing, the Company recognized an impairment of its B&N Retail reporting unit goodwill of $133.6 million during the 13 weeks ended January 27, 2018.

The Company completed its annual other unamortizable intangible assets impairment test as of the first day of the third quarter of fiscal 2019 (October 28, 2018) and determined that no impairment was necessary. The Company completed its new annual other unamortizable intangible assets impairment test as of the first day of fiscal January (December 30, 2018) and determined that no impairment was necessary. Although no impairment was necessary, the Company’s trade name is at risk of impairment if B&N Retail comparable store sales decline, store closings accelerate, the assumed long-term discount rate increases, or in general the Company does not achieve its forecasted multi-year strategic plan.

The Company completed its annual other unamortizable intangible assets impairment test for its publishing contracts as of the first day of fiscal January (December 30, 2018). As a result of the testing, the Company recognized an impairment of $5.6 million during the 13 weeks ended January 26, 2019. The publishing contracts include the value of long-standing relationships with authors, agents and publishers. Given Sterling’s strong history of maintaining such relationships, the Company believes they produce value indefinitely without an identifiable remaining useful life. However, given the increased costs related to these publishing contracts, these contracts were impaired.

The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and considers market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates its stores’ long-lived assets and its other long-lived assets for impairment at the individual Barnes & Noble store level and at the reporting unit level, respectively, which is the lowest level at which individual cash flows can be identified. Store impairment losses related to amortizable assets were $16.5 million and $1.8 million for the 13 and 39 weeks ended January 26, 2019 and January 27, 2018, respectively.

Operating Income (Loss)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	% of Sales	January 27, 2018	% of Sales	January 26, 2019	% of Sales	January 27, 2018	% of Sales
B&N Retail	$83,517	6.9%	$(33,546)	(2.8)%	$42,407	1.5%	$(95,367)	(3.4)%
NOOK	(4,290)	(25.5)%	(1,329)	(6.2)%	(6,141)	(11.4)%	(6,952)	(10.5)%

Total Operating Income (Loss)	$79,227	6.4%	$(34,875)	(2.8)%	$36,266	1.3%	$(102,319)	(3.6)%

The Company’s consolidated operating income increased $114.1 million, or 327.2%, to an operating income of $79.2 million during the 13 weeks ended January 26, 2019 from an operating loss of $34.9 million during the 13 weeks ended January 27, 2018. This change was due to the matters discussed above.

The Company’s consolidated operating income increased $138.6 million, or 135.4%, to an operating income of $36.3 million during the 39 weeks ended January 26, 2019 from an operating loss of $102.3 million during the 39 weeks ended January 27, 2018. This change was due to the matters discussed above.

Interest Expense, Net and Amortization of Deferred Financing Fees

	13 weeks ended			39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	% of Change	January 26, 2019	January 27, 2018	% of Change
Interest Expense, Net and Amortization of Deferred Financing Fees	$3,372	$2,536	33.0%	$10,056	$7,254	38.6%

Net interest expense and amortization of deferred financing fees increased $0.8 million, or 33.0%, to $3.4 million during the 13 weeks ended January 26, 2019 from $2.5 million during the 13 weeks ended January 27, 2018 primarily on higher average borrowings.

Net interest expense and amortization of deferred financing fees increased $2.8 million, or 38.6%, to $10.1 million during the 39 weeks ended January 26, 2019 from $7.3 million during the 39 weeks ended January 27, 2018 primarily on higher average borrowings.

Income Tax Provision (Benefit)

	13 weeks ended				39 weeks ended
Dollars in thousands	January 26, 2019	Effective Rate	January 27, 2018	Effective Rate	January 26, 2019	Effective Rate	January 27, 2018	Effective Rate
Income Tax Provision (Benefit)	$8,925	11.8%	$26,125	(69.8)%	$3,712	14.2%	$(5,165)	4.7%

The Company recorded an income tax provision of $8.9 million on a pre-tax income of $75.9 million during the 13 weeks ended January 26, 2019, which represented an effective income tax rate of 11.8%. The Company recorded an income tax provision of $26.1 million on a pre-tax loss of $37.4 million during the 13 weeks ended January 27, 2018, which represented an effective income tax rate of (69.8)%.

The Company recorded an income tax provision of $3.7 million on a pre-tax income of $26.2 million during the 39 weeks ended January 26, 2019, which represented an effective income tax rate of 14.2%. The Company recorded an income tax benefit of $5.2 million on a pre-tax loss of $109.6 million during the 39 weeks ended January 27, 2018, which represented an effective income tax rate of 4.7%.

The Company’s effective tax rates for the 13 and 39 weeks ended January 26, 2019 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, expected changes in valuation allowance based on forecasted full year income and state tax provision, net of federal benefit. The Company’s effective tax rates for the 13 and 39 weeks ended January 27, 2018 differ from the statutory rates due to the impact of permanent items such as meals and entertainment, non-deductible executive compensation, tax credits, changes in uncertain tax positions, the impact of the Tax Cuts and Jobs Act, goodwill impairment, changes to valuation allowance and state tax provision, net of federal benefit.

The Company believes that it is reasonably possible that approximately $0.5 million of the remaining unrecognized tax benefits may be recognized within the next twelve months, as a result of settlement of certain tax audits or lapses of statutes of limitations, which could impact the effective tax rate.

Net Income (Loss)

	13 weeks ended		39 weeks ended
Dollars in thousands	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net Income (Loss)	$66,930	$(63,536)	$22,498	$(104,408)

As a result of the factors discussed above, the Company reported consolidated net income of $66.9 million during the 13 weeks ended January 26, 2019, compared with consolidated net loss of $63.5 million during the 13 weeks ended January 27, 2018.

As a result of the factors discussed above, the Company reported consolidated net income of $22.5 million during the 39 weeks ended January 26, 2019, compared with consolidated net loss of $104.4 million during the 39 weeks ended January 27, 2018.

Critical Accounting Policies

During the 39 weeks ended January 26, 2019, except for the adoption of Topic 606 and the voluntary change of the annual goodwill and other indefinite-lived intangible assets impairment testing date, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of January 26, 2019, the Company’s cash and cash equivalents totaled approximately $15.9 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in the third quarter of fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in the third quarter of fiscal 2019.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated

credit agreement described in the Quarterly Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $129.3 million at January 26, 2019 and $59.8 million at January 27, 2018. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $0.3 million in the third quarter of fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $0.3 million in the third quarter of fiscal 2019.

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

See Item 1 of Part I, “Notes to Consolidated Financial Statements, Note 18. Legal Proceedings.”

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 28, 2018 – November 24, 2018	—	$—	—	$50,000,000
November 25, 2018 – December 29, 2018	1,133	$7.57	—	$50,000,000
December 30, 2018 – January 26, 2019	4,523	$7.60	—	$50,000,000

Total	5,656	$7.59	—

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

On March 15, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan during the 13 and 39 weeks ended January 26, 2019 and January 27, 2018. The Company has remaining capacity of $50.0 million under the repurchase program as of January 26, 2019.

As of January 26, 2019, the Company has repurchased 39,737,720 shares at a cost of approximately $1.09 billion since the inception of the Company’s current and prior stock repurchase programs. The repurchased shares are held in treasury.

Item 6.	Exhibits

10.1	Barnes & Noble, Inc. Change in Control Severance Plan, dated December 4, 2018. (1)

31.1	Certification by the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Filed herewith.

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

March 7, 2019