Form 10-K
period 2019-04-27
BARNES & NOBLE INC
filed 2019-06-19
CIK 890491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12302

Barnes & Noble, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1196501
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

122 Fifth Avenue, New York, NY	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 633-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BKS	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $364,012,301 based upon the closing market price of $6.24 per share of Common Stock on the New York Stock Exchange as of October 27, 2018.

As of May 31, 2019, 73,206,809 shares of Common Stock, par value $0.001 per share, were outstanding, which number includes 169,899 shares of unvested restricted stock that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 27, 2019 are incorporated by reference into Parts II and IV.

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

Such statements reflect the current views of Barnes & Noble with respect to future events, the outcome of which is subject to certain risks, including, among others, risks arising in connection with the Agreement and Plan of Merger dated as of June 6, 2019 by and among Barnes & Noble, Chapters Holdco Inc., a Delaware corporation, and Chapters Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Chapters Holdco Inc., pursuant to which Barnes & Noble expects to become a wholly owned subsidiary of Chapters Holdco Inc., the general economic environment and consumer spending patterns, decreased consumer demand for Barnes & Noble’s products, low growth or declining sales and net income due to various factors, including store closings, higher-than-anticipated or increasing costs, including with respect to store closings, relocation, occupancy (including in connection with lease renewals) and labor costs, the effects of competition, the risk of insufficient access to financing to implement future business initiatives, risks associated with data privacy and information security, risks associated with Barnes & Noble’s supply chain, including possible delays and disruptions and increases in shipping rates, various risks associated with the digital business, including the possible loss of customers, declines in digital content sales, risks and costs associated with ongoing efforts to rationalize the digital business, risks associated with the eCommerce business, including the possible loss of eCommerce customers and declines in eCommerce sales, the risk that financial and operational forecasts and projections are not achieved, the performance of Barnes & Noble’s initiatives including but not limited to new store concepts and eCommerce initiatives, unanticipated adverse litigation results or effects, potential infringement of Barnes & Noble’s intellectual property by third parties or by Barnes & Noble of the intellectual property of third parties, and other factors, including those factors discussed in detail in Item 1A, “Risk Factors,” and in Barnes & Noble’s other filings made hereafter from time to time with the Securities and Exchange Commission (SEC).

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

PART I

ITEM 1. BUSINESS

General

Barnes & Noble, Inc. (Barnes & Noble or the Company), one of the nation’s largest booksellers,1 provides customers a unique experience across its omni-channel distribution platform. As of April 27, 2019, the Company operates 627 bookstores in 50 states, maintains an eCommerce site, develops digital reading products and operates NOOK, one of the largest digital bookstores. Barnes & Noble is utilizing the strength of its retail footprint in combination with its online and digital businesses to provide an omni-channel experience for its customers, fulfilling its commitment to offer customers any book, anytime, anywhere and in any format.

Barnes & Noble Retail (B&N Retail) operates 627 retail bookstores, primarily under the Barnes & Noble Booksellers® trade name, and includes the Company’s eCommerce site. B&N Retail also includes Sterling Publishing Co., Inc. (Sterling or Sterling Publishing), a leader in general trade book publishing. The NOOK segment represents the Company’s digital business, offering digital books and magazines for sale and consumption online, NOOK®2 reading devices, co-branded NOOK® tablets and reading software for iOS, Android and Windows. As of April 27, 2019, the Company employed approximately 24,000 employees (7,000 full-time and 17,000 part-time employees).

The Company’s principal business is the sale of trade books (generally hardcover and paperback titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children’s books, eBooks and other digital content, NOOK® and related accessories, bargain books, textbooks, magazines, gifts, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on www.barnesandnoble.com.

Barnes & Noble has been experiencing declining sales trends primarily due to lower store traffic. The Company has been able to offset some of the traffic decline through its efforts to increase conversion through higher customer engagement as well as increase average transaction values through better merchandise offerings. Additionally, the Company has been able to partially mitigate the impact of the sales decline on profit levels through cost reductions. Recently, the Company began to reinvest some of its cost savings into initiatives to grow its top line sales, including an advertising campaign and increased promotional offers, which contributed to a comparable store sales increase during the third quarter of the fiscal year ended April 27, 2019 (fiscal 2019). While the Company believes it has lost share on its sales performance, it sees opportunities in an industry that has become more stable.

To improve its performance, the Company’s strategic plan is focused on strengthening its core business by enhancing its customer value proposition; improving profitability through an aggressive expense management program, which will be redeployed to fund growth initiatives; and innovating for the future, which will position the Company for long-term growth.

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
[2]

Any references to NOOK® include the Company’s NOOK® Tablets, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® E NOOK®, NOOK® GlowLight® 3 and NOOK® GlowLight Plus® devices, each of which includes a registered trademark symbol (®) even if such a symbol is not included herein.

Merchandising initiatives are focused on increasing the impact of promotional activities, narrowing product assortments, improving SKU productivity, refining inventory management processes, testing changes to existing store layouts and remerchandising select business units. The Company believes there is opportunity to increase conversion through higher customer engagement and by improving navigation and discovery throughout the store. Additionally, the Company believes its reinvigorated marketing efforts, which include improved email campaigns and new advertising campaigns, can help improve store traffic trends.

In-store events also drive traffic, reinforcing Barnes & Noble as a destination where customers can meet, browse and discover. The Company has launched new events, such as the Barnes & Noble Book Club, which was designed to bring readers in communities across the country together to discuss some of the most compelling books being published. To generate interest in these and other events, the Company is also utilizing social media, where booksellers communicate events, promotions and new product offerings with customers at the local level in order to drive additional traffic.

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

The Company is focused on simplification throughout its organization to create efficiencies and reinvest resources to support sales growth. The Company is also committed to right sizing its cost structure. At B&N Retail, the Company implemented a new labor model for its stores, increasing store productivity and streamlining store operations. At NOOK, the Company exited non-core businesses and outsourced certain functions. NOOK expects to continue to re-calibrate its cost structure commensurate with sales.

In addition to initiatives focused on growing sales through its existing store base, the Company is innovating for the future and is opening newly designed prototype stores, which it believes could foster sales growth in the future.

The Company was incorporated in Delaware in 1986.

Merger Agreement

On June 6, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Chapters Holdco Inc., a Delaware corporation (Parent), and Chapters Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub). Subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Elliott Associates, L.P., a Delaware limited partnership, and Elliott International, L.P., a Cayman Islands limited partnership.

The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated thereby following the recommendation of a special committee consisting solely of independent and disinterested directors, to which the Board of Directors of the Company had delegated authority to consider and negotiate the Merger Agreement and the transactions contemplated thereby (including the Voting Agreement (as described below) and the transactions contemplated thereby).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of the Company’s common stock, par value $0.001 per share (the Company Common Stock) (other than (i) shares of Company Common Stock held by the Company or any of its subsidiaries, including as treasury stock, or by Parent or any of its subsidiaries, including Merger Sub, which will be cancelled and cease to exist, and (ii) shares of Company Common Stock for which stockholders have exercised statutory appraisal rights and which will be entitled to the appraised value thereof, if applicable, pursuant to Section 262 of the General Corporation Law of the State of Delaware (the DGCL)), will be converted into the right to receive cash in the amount of $6.50.

The transaction is expected to close in the third quarter of calendar year 2019, and is subject to certain mutual conditions, including (i) the adoption of the Merger Agreement by the holders of at least a majority of the aggregate voting power of the outstanding shares of Company Common Stock, voting together as a single class, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (ii) the compliance by the other party in all material respects with its pre-closing obligations under the Merger Agreement. Parent’s and Merger Sub’s respective obligations to consummate the Merger are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Closing of the Merger is not subject to a financing condition.

In connection with the Merger Agreement, on June 6, 2019, Parent, Leonard Riggio, the Company’s Founder and Chairman, and certain stockholders affiliated with Mr. Riggio (the Significant Stockholders), and, solely for purposes of certain provisions, the Company entered into a Voting and Support Agreement (the Voting Agreement) pursuant to which the Significant Stockholders agreed, among other things and subject to certain conditions, to, at any meeting of stockholders of the Company called to vote upon the approval of the Merger, vote all shares of Company Common Stock beneficially owned by such Significant Stockholders in favor of the Merger, and to vote against certain other matters, so long as such obligations have not terminated in accordance with the terms set forth therein.

The Company and Parent have agreed to cooperate with each other in good faith to use their reasonable best efforts to negotiate an amendment to the Merger Agreement as promptly as practicable providing for the consummation of the transactions contemplated by the Merger Agreement through a tender offer and merger structure in accordance with Section 251(h) of the DGCL. The amendment to the Merger Agreement is conditioned upon the simultaneous amendment to the Voting Agreement providing that the shares of Company Common Stock held by the Significant Stockholders be tendered in the tender offer.

The foregoing description of the Merger Agreement and the Voting Agreement and each description of the Merger Agreement or Voting Agreement contained herein does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement or Voting Agreement, a copy of which is filed as Exhibit 2.1 or Exhibit 10.1, as applicable, to the Current Report on Form 8-K filed with the SEC on June 7, 2019.

Segments

The Company identifies its operating segments based on the way the business is managed (focusing on the financial information distributed) and the manner in which the chief operating decision maker interacts with other members of management and makes decisions on the allocation of resources. The Company’s two operating segments are B&N Retail and NOOK.

B&N Retail

This segment includes 627 bookstores as of April 27, 2019, primarily under the Barnes & Noble Booksellers trade name. These Barnes & Noble stores generally offer a comprehensive trade book title base, a café, departments dedicated to Kids and Young Adults, Toys & Games, DVDs, Music & Vinyl, Gift, Magazine and Bargain products, and a dedicated NOOK® area. The stores also offer a calendar of ongoing events, including author appearances and children’s activities. The B&N Retail segment also includes the Company’s eCommerce website, www.barnesandnoble.com, and its publishing operation, Sterling Publishing.

Barnes & Noble stores range in size from 2,800 to 60,000 square feet depending upon market size, with an overall average store size of approximately 26,000 square feet. In fiscal 2019, the Company reduced the Barnes & Noble store base by approximately 172,000 square feet, bringing the total square footage to 16.4 million square feet, a net reduction of 1.0% from fiscal 2018.

The Company believes that the key elements contributing to the success of B&N Retail are:

Proximity to Customers. The Company’s strategy has been to increase its share of the consumer book market, as well as to increase the size of the market through a market clustering strategy. As of April 27, 2019, Barnes & Noble had stores in 161 of the total 210 Designated Market Area markets. In 68 of the 161 markets, the Company has only one Barnes & Noble store. The Company believes its bookstores’ proximity to its customers strengthens its market position and increases the value of its brand. Most Barnes & Noble stores are located in high-traffic areas with convenient access to major commercial thoroughfares and ample parking. Most stores offer extended shopping hours seven days a week.

Extensive Title Selection. Each Barnes & Noble store features an authoritative selection of books, ranging from approximately 19,000 to 133,000 unique titles with an average overall title base of 66,000 per store. The comprehensive title selection is diverse and reflects local interests and regional titles and authors’ works. Bestsellers typically represent between approximately 5% and 6% of Barnes & Noble store sales. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer. Additionally, the website allows customers to purchase over three million eBooks, digital magazines and newspapers. The Company believes that its tremendous selection, including many otherwise hard-to-find titles, builds customer loyalty.

Store Design and Ambiance. Many of the Barnes & Noble stores create a comfortable atmosphere with ample public space, a café offering sandwiches, soups and bakery items, among other things, and public restrooms. The cafés, for which the Starbucks Corporation is the sole provider of coffee products, foster the image of the stores as a community meeting place. In addition, the Company continues to develop and introduce new product line extensions, such as proprietary gifts and the B&N Educator Program, providing education tools for teachers, librarians and parents. These offerings and services have helped to make many of the stores neighborhood institutions.

Educational Toys & Games Department. The Educational Toys & Games Department at Barnes & Noble offers parents and gift-givers unique, best in class, learning products from around the world. In addition to an exceptional educational assortment, customers can rely on Barnes & Noble for many of the most requested top toys in any season. Whether customers are browsing Science & Tech, Arts & Crafts or Kids’ Games & Puzzles, there is consistently something new to discover. At Barnes & Noble, customers can shop in three distinct ways: by brand, by category and by age. And, by showcasing powerful brands, along with favorite characters, the Company has become a destination for kids and gift-givers across the country.

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

NOOK® Demonstrations. The Company has utilized its traditional retail bookstores to promote NOOK® within the bookstores. Customers have the ability to see, feel, and experiment with NOOK®, speak to knowledgeable booksellers, and receive pre- and post-sales customer support within the Company’s bookstores. The Company offers NOOK® owners free NOOK® support in all of its retail bookstores, as well as free Wi-Fi connectivity to enjoy the Read In Store™ feature to read NOOK Books™ for free within the store. These acclaimed devices, which provide a fun, easy-to-use and immersive reading experience, include the NOOK® Tablets, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® E NOOK®, NOOK® GlowLight® 3 and NOOK® GlowLight Plus® devices. The NOOK® devices have also opened up an additional market for NOOK®-related accessories such as stands, covers, lights, and other items.

Music and Movies & TV Departments. Many of the Barnes & Noble stores have Music and Movies & TV departments, which offer CDs, Vinyl LPs, DVDs and Blu-ray discs. These departments range in size up to approximately 7,800 square feet and typically stock approximately 7,000 titles. The Company’s DVD and Blu-ray selection focuses on current and classic movies, documentaries, fitness and instructional titles, British TV series and movies, and foreign films. The music selection is tailored to the tastes of the Company’s customers, centering on classical music, jazz, pop rock, and show tunes. The Company also offers a strong selection of Vinyl titles, available in all stores, along with turntables.

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

Merchandising and Marketing. The Company’s merchandising strategy for its Barnes & Noble stores is to be the authoritative community bookstore carrying an extensive selection of titles in all subjects, including an extensive selection of titles from small independent publishers and university presses. Each Barnes & Noble store features an extensive selection of books. Each store is tailored to reflect the lifestyles and interests of the area’s customers.

Product Master, the Company’s authoritative data repository system, provides each store with comprehensive title selections. By enhancing the Company’s existing merchandise replenishment systems, Product Master allows the Company to achieve higher in-stock positions and better productivity at the bookstore level through efficiencies in receiving, cashiering and returns processing. Complementing this extensive on-site selection, all Barnes & Noble stores provide customers with access to the millions of books available to online shoppers at www.barnesandnoble.com by offering an option to have the book sent to the store or shipped directly to the customer.

The Company has an omni-channel eCommerce marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this eCommerce program is the Company’s website, www.barnesandnoble.com. The website serves as both the Company’s direct-to-home delivery service and as an important broadcast channel and advertising medium for the Barnes & Noble brand. For example, the online store locator at www.barnesandnoble.com receives millions of customer visits each year providing store hours, directions, information about author events and other in-store activities. Similarly, in Barnes & Noble stores, NOOK® customers can access free Wi-Fi connectivity and enjoy the Read In Store™ feature to browse many complete eBooks for free.

The Company has implemented a number of new website features to improve the overall user experience. The Buy Online, Pick up in Store (BOPIS) initiative allows customers to place an order online and pick it up within one hour at the selected store. This option is available in all Barnes & Noble stores around the country and provides customers with a convenient alternative to shop. BN.com is an important component of the Company’s omni-channel strategy, and it believes that, in the long-term, the platform will enable it to be more competitive in the marketplace.

Another example of an omni-channel initiative is the Barnes & Noble MasterCard®, a co-brand credit card issued by Barclaycard. Card members earn 5% back on purchases at any Barnes & Noble store or online at www.barnesandnoble.com. They also earn points for every dollar spent on purchases where MasterCard is accepted (excluding Barnes & Noble purchases); when they reach 2,500 points, they automatically earn a $25 Barnes & Noble gift card. Customers can apply in any B&N store or online at BN.com. Upon approval, they can use the new account to receive the 5% statement credit rebate on their B&N purchase, as well as a $25 Barnes & Noble gift card after first use of the account.

The Company believes that its website complements its bookstores in many ways. It not only serves as a marketing tool, it offers convenient shopping alternatives for its customers.

Brand Reputation. In 2018, the Reputation Institute named Barnes & Noble the most reputable retailer in America. The Company attained the #1 position based on its strongest emotional connection and on the key drivers of reputation, such as governance and citizenship. According to the Reputation Institute, the survey quantifies the emotional bond stakeholders have with leading companies and how these connections drive supportive behavior such as the willingness to purchase a company’s products, recommend the brand, invest or work for the company.

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

The B&N Retail segment includes 627 bookstores as of April 27, 2019, primarily under the Barnes & Noble Booksellers trade name. The number of Barnes & Noble stores located in each state as of April 27, 2019 is listed below:

STATE	NUMBER OF STORES	STATE	NUMBER OF STORES
Alabama	7	Montana	4
Alaska	2	Nebraska	4
Arizona	15	Nevada	4
Arkansas	5	New Hampshire	4
California	69	New Jersey	22
Colorado	15	New Mexico	3
Connecticut	12	New York	38
Delaware	2	North Carolina	21
Florida	39	North Dakota	3
Georgia	19	Ohio	18
Hawaii	2	Oklahoma	5
Idaho	3	Oregon	7
Illinois	26	Pennsylvania	26
Indiana	11	Rhode Island	3
Iowa	7	South Carolina	10
Kansas	4	South Dakota	1
Kentucky	7	Tennessee	8
Louisiana	7	Texas	51
Maine	1	Utah	9
Maryland	12	Vermont	1
Massachusetts	17	Virginia	25
Michigan	19	Washington	16
Minnesota	16	West Virginia	1
Mississippi	3	Wisconsin	11
Missouri	11	Wyoming	1

Sterling Publishing

Sterling Publishing is a leading publisher of non-fiction trade titles. Founded in 1949, Sterling publishes a wide range of non-fiction and illustrated books and kits across a variety of imprints, in categories such as health & wellness, music & popular culture, food & wine, crafts, puzzles & games and history & current affairs, as well as a large children’s line. Sterling, with a solid backlist and robust value publishing program, has a title base of approximately 13,000 print books and eBooks. In addition, Sterling also distributes approximately 1,500 titles on behalf of client publishers.

Operations

The Company has seasoned management teams for its retail stores, including those for real estate, merchandising and store operations. Field management includes regional vice presidents and district managers supervising multiple store locations.

During fiscal 2018, the Company implemented a new labor model for its stores, increasing store productivity and streamlining store operations.

The Barnes & Noble management team is led by experienced management in both traditional product lines and in digital eCommerce. The Barnes & Noble management team employs highly skilled professionals with both media expertise and supply chain management skills. This combination ensures a positive customer experience regardless of a customer’s preference for a physical product or a digital one.

Each Barnes & Noble store generally employs a store manager, one assistant store manager, two sales and inventory managers, a café manager and on average 31 booksellers (combination of full-time and part-time). Many Barnes & Noble stores also employ a full-time community business development manager. The large bookseller base provides the Company with experienced employees to fill new manager positions in the Company’s Barnes & Noble stores. The Company anticipates that a significant percentage of the personnel required to manage its stores will continue to come from within its existing operations.

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

Purchasing

Barnes & Noble’s buyers and vendor management team negotiate costs, marketing funds, promotional discounts, cooperative advertising and showroom allowances with publishers and other suppliers for www.barnesandnoble.com and all of the Company’s bookstores. The Company has buyers and allocation managers who specialize in customizing inventory for bookselling in stores and online. Store inventories are further customized by store managers, who may respond to local demand by purchasing a limited amount of fast-selling titles through a nationwide wholesaling network, including the Company’s distribution centers.

The Company’s B&N Retail segment purchases physical books on a regular basis from over 500 publishers and over 30 wholesalers or distributors. Purchases from the top five suppliers (including publishers, wholesalers and distributors) accounted for approximately 70% of the B&N Retail’s book purchases during fiscal 2019, and no single supplier accounted for more than 29% of B&N Retail’s book purchases during this period. Consistent with industry practice, a substantial majority of the physical book purchases are returnable for full credit, a practice which substantially reduces the Company’s risk of inventory obsolescence.

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

As of April 27, 2019, the Company has approximately 1,745,000 square feet of distribution center capacity. The Company has an approximately 1,145,000 square foot distribution center in Monroe Township, New Jersey, which ships merchandise to stores throughout the country and to online customers. The Company also has an approximately 600,000 square foot distribution center in Reno, Nevada, which is used to facilitate distribution to stores and online customers in the western United States.

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

The Company uses Intel®-based server technology in a fully redundant configuration to power its current website, which is hosted on two Company-owned data centers in leased facilities. Each of these data centers has sufficient capacity to independently support the volume of traffic directed toward the Company’s website during peak periods. Both hosting data centers are configured with redundant power, Internet telecommunications capacity and cooling to significantly reduce its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable to meet the future growth demands of the business.

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

Employees

The Company cultivates a culture of outgoing, helpful and knowledgeable employees. As of April 27, 2019, the B&N Retail segment had approximately 24,000 employees (7,000 full-time and 17,000 part-time employees). The B&N Retail segment’s employees are not represented by unions.

NOOK

This segment represents the Company’s digital business, including the development and support of the Company’s NOOK® product offerings. The digital business includes digital content such as eBooks, digital newsstand and sales of NOOK® devices and accessories to B&N Retail. The underlying strategy of the NOOK business is to offer customers any digital book, newspaper or magazine, anytime, on any device. The Company remains committed to delivering to customers the best digital bookstore experience, providing easy access to Barnes & Noble’s expansive digital collection of over three million eBooks, digital magazines and newspapers, while rationalizing its existing cost structure. As part of this commitment, the Company partners with Samsung to develop co-branded NOOK® tablets that feature the award-winning Barnes & Noble digital reading experience, while continuing to develop and offer its own NOOK® Tablets and E-Ink NOOK® eReaders.

Barnes & Noble’s NOOK digital bookstore and Reading Apps™ provide customers the ability to purchase and read their digital content and access their Lifetime Library on a wide range of digital platforms, including Windows PCs and tablets, iPad™, iPhone®, Android™ smartphones and tablets, PC and Mac®. Barnes & Noble has implemented innovative features on its digital platform to ensure that customers can access their NOOK content from almost all of today’s most popular devices.

NOOK currently sells a number of different devices to satisfy customers’ digital needs, including NOOK® Tablets, Samsung Galaxy Tab® A NOOK®, Samsung Galaxy Tab® E NOOK®, NOOK® GlowLight® 3 and NOOK® GlowLight Plus® devices. The NOOK® and Samsung tablets provide customers access to the millions of books, newspapers and magazines in the NOOK Store and through Google Play, Android apps and games, songs, movies and TV shows, plus popular Google services like the Chrome™ browser, Gmail™, YouTube™, Google Search™ and Google Maps™. NOOK GlowLight® devices provide customers a simple, easy to use, intuitive eReader on an E-Ink display that replicates the experience of reading from physical paper and provides access to the Company’s digital content store. Free NOOK support in any of the B&N Retail bookstores provides customers the ability to interact with a knowledgeable bookseller to receive pre- and post-customer sales support. Barnes & Noble stores also provide free Wi-Fi connectivity for NOOK® devices and Read In Store™ access, which allows customers to read NOOK Books™ for free within the store. NOOK also allows for digital lending of a wide selection of books through its LendMe® technology.

Operations

The digital products group has knowledgeable product development and operational management teams in the areas of reading software, digital content retailing and mobile device development. Digital product management oversees product concept, software development, engineering, and user experience. Operational management has historically overseen demand planning, strategic sourcing, manufacturing, return and refurbishment of hardware. The Company expects that digital product management’s role will continue to focus on eReading devices and reading platforms, while also managing third-party partner relationships, such as NOOK’s partnership with Samsung and Bahwan CyberTek (BCT), a global software products and services company, in which the Company outsourced certain NOOK functions, including cloud management and development support for NOOK® software.

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

Employees

As of April 27, 2019, NOOK had 38 employees (combination of full-time and part-time). NOOK employees are not represented by unions, and the Company believes that its relationship with its employees is generally excellent.

Trademarks and Service Marks

The trademarks and service marks owned by the Company and its subsidiaries include, but are not limited to, B&N®, Barnes & Noble®, Barnes & Noble.com®, barnesandnoble.com®, Barnes & Noble Booksellers®, Barnes & Noble Kitchen®, Barnes & Noble Press®, Barnsie®, Noble®, Book Graph®, Browsery®, Discover Great New Writers®, Espari®, Kids’ Book Hangout®, No Fear Shakespeare®, NOOK®, NOOK Color®, NOOK Tablet®, Reader’s Tablet®, NOOK Simple Touch®, GlowLight®, NOOK GlowLight®, The Simple Touch Reader®, NOOK Books®, NOOK Book Enhanced®, The NOOK Book Store®, NOOK Newsstand®, NOOK Newspaper®, Read In Store®, NOOK Friends®, LendMe®, NOOK Boutique®, ArticleView®, Daily Shelf®, Read To Me®, Punctuate!®, Wobblio®, Get Pop-Cultured®, B-Fest®, B&N Readouts®, B&N Recommends®, SparkNotes®, B. Dalton®, Borders®, Borders Books & Music®, and Waldenbooks®, some of which are registered or pending with the United States Patent and Trademark Office.

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

Risks related to the Merger.

The announcement and pendency of the Merger may have an adverse effect on the Company’s business, financial condition, operating results and cash flows.

Uncertainty about the effect of the Merger on our employees, suppliers, customers and other third parties may disrupt our sales, merchandising or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to several conditions beyond the Company’s control that may prevent, delay or otherwise adversely affect its completion in a material way, including those described below. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of Company Common Stock will not receive any payment for their shares of Company Common Stock in connection with the Merger. Instead, we will remain an independent public company and the holders of Company Common Stock will continue to own their shares of Company Common Stock.

The completion of the Merger will be conditioned on certain mutual conditions, including (i) the adoption of the Merger Agreement by the holders of at least a majority of the aggregate voting power of the outstanding shares of Company Common Stock, voting together as a single class; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (ii) the compliance by the other party in all material respects with its pre-closing obligations under the Merger Agreement. Parent’s and Merger Sub’s respective obligations to consummate the Merger are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of Company Common Stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to pay Parent termination fees of up to $17.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time, the Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, provide non-public information to third parties and engage in negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions.

We will incur substantial transaction fees and costs in connection with the Merger Agreement.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Agreement. A material portion of these expenses are payable by us whether or not the Merger is completed. There are a number of factors beyond the Company’s control that could affect the total amount or the timing of these costs and expenses.

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

The Company’s primary business is its operation of the Retail business’s stores across the United States, and it derived a substantial majority of its sales and profits from the Retail business’s stores in its most recent fiscal year. Continued increases in consumer spending via the Internet, and the disintermediation of information, may significantly affect its ability to generate sales in the Retail business’s stores and the Company’s other channels of sale. The Retail business’s stores have experienced declining sales trends primarily due to lower traffic. Failure of the Company to implement successful strategies to account for such changing consumer preferences may result in the decline in the Company’s sales and/or net income.

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

The products that the Company sells originate from a wide variety of domestic and international vendors. During fiscal 2019, the Retail business’s five largest suppliers accounted for approximately 70% of the dollar value of merchandise purchased. While the Company believes that its relationships with its suppliers are strong, suppliers may modify the terms of these relationships due to general economic conditions or otherwise. The Company does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content, components or services, particular payment terms or the extension of credit limits. If the Company’s current suppliers were to stop selling merchandise, content, components or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or otherwise as a result of decisions to exit or decrease its wholesale and/or distribution businesses, the Company may be unable to procure the same merchandise, content, components or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

The Retail business is dependent on the continued supply of trade books. A significant disruption in the publishing industry generally could adversely impact the Company’s business. A significant unfavorable change in the Company’s relationships with key suppliers could materially adversely affect its sales and profits. In addition, any significant change in the payment terms that the Company has with its key suppliers, including payment terms, return policies, the discount or margin on products or changes to the distribution model could adversely affect its financial condition and liquidity. In addition, changes to the Company’s merchandise assortment, such as a higher volume of non-returnable non-book categories, may place a strain on its supply chain practices, which are primarily built for book offerings.

The Company has arrangements with third-party manufacturers with respect to digital devices. These manufacturers procure and assemble unfinished parts and components from third-party suppliers based on forecasts provided by the Company. Given production lead times, commitments may be made far in advance of finished product delivery. In addition, certain of our merchandise, including electronic readers and certain book, gift and other non-book product, are sourced, directly or indirectly, from outside the United States, including, without limitation, from suppliers in China. General trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on the Company’s business. If any of these events continue as described, the Company may need to seek alternative suppliers or vendors, raise prices, or make changes to its operations, any of which could have a material adverse effect on the Company’s sales and profitability, results of operations and financial condition. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control and could disrupt our supply of foreign-sourced merchandise and/or adversely affect our results of operations.

If the Company is unable to manage its inventory effectively, the Company’s merchandise margins could be adversely affected.

The Company’s profitability depends upon its ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. The Company must properly execute its inventory management strategies by appropriately allocating merchandise among its stores and online, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores and online, adjusting its merchandise mix, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. If the Company overestimates customer demand for its non-returnable merchandise, it will likely need to record inventory markdowns and sell the excess inventory at clearance prices which would negatively impact its merchandise margins and operating results. If the Company underestimates customer demand for its merchandise, the Company may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty. Higher than expected levels of lost or stolen inventory (called shrinkage) could result in write-offs and lost sales, which could adversely impact the Company’s profitability.

If the Retail business is unable to renew or enter into new leases on favorable terms, or at all, or fails to maintain the upkeep of its stores, its sales and earnings may decline.

Substantially all of the Retail business’s stores are located in leased premises. The Retail business’s profitability depends in part on its ability to continue to optimize its store lease portfolio as to the number of retail stores, store locations and lease terms and conditions. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Retail business has 341 leases up for renewal by April 30, 2022. If the cost of leasing existing retail stores increases, the Retail business may not be able to maintain its existing store locations as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or additional sites for new retail stores in a timely manner. The Retail business’s sales and earnings may decline if it fails to maintain existing store locations, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms. The Company is opening newly designed prototype stores, which may negatively impact its earnings and cash flows if the performance of such stores falls short of forecasted expectations. In addition, the Retail business’ sales and earnings may decline if the Company fails to maintain the upkeep of its stores, such that the Company’s stores fail to attract customers to browse and buy the Company’s products.

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations: one in Monroe Township, New Jersey and the other in Reno, Nevada. The Retail business’s profitability depends in part on its ability to continue to optimize its distribution centers. Its ability to do so depends on, among other things, general economic and business conditions and general real estate development conditions, which are beyond its control. The Reno distribution center lease is up for renewal in 2020 and the Monroe distribution center lease is up for renewal in 2025. If the cost of leasing these distribution centers increases, the Retail business may not be able to maintain its existing distribution centers as leases expire. In addition, the Retail business may not be able to enter into new leases on acceptable terms, or at all, or it may not be able to locate suitable alternative sites or in a timely manner. The Retail business’s earnings may decline if it fails to maintain existing distribution centers, enter into new leases, renew leases or relocate to alternative sites, in each case on attractive terms.

Harm to the Company’s reputation could adversely impact its ability to attract and retain customers and employees.

Negative publicity or perceptions involving the Company or its brands, products, vendors, spokespersons, or marketing and other partners may negatively impact its reputation and adversely impact its ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact its reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to achieve its omni-channel goals, including providing an eCommerce and delivery experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability and product recalls; changes in executive management; the Company’s social media activity; failure to comply with applicable laws and regulations; public stances on controversial social or political issues; and any of the other risks enumerated in these risk factors. Furthermore, the prevalence of social media may accelerate and increase the potential scope of any negative publicity the Company might receive and could increase the negative impact of these issues on its reputation, business, results of operations, and financial condition.

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

The Company may require additional capital in the future to sustain or grow the Company’s business. The Company’s gross profits and margins in its newer activities may be lower than in its traditional activities, and it may not be successful enough in these newer activities to recoup its investments in them. In addition, the Company may have limited or no experience in newer products and services, and its customers may not adopt to any such new product or service offerings. Some of these offerings may present new and difficult challenges. The Company may be subject to claims or recalls if customers of technology offerings experience service disruptions or failures or other quality issues. If any of these were to occur, it could damage the Company’s reputation, limit its growth and negatively affect its operating results.

The complexity of the Company’s businesses could place a significant strain on its management, operations, performance and resources.

The complexity of the Company’s businesses could place a significant strain on its management, operations, technical performance, financial resources, and internal financial control and reporting functions. The Company operates two different businesses: the Retail business and the Digital business. There can be no assurance that the Company will be able to manage the complexity of its businesses effectively. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage its future operations, especially as it employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage the required personnel, which may limit its growth. If any of these were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm its business. Additionally, the Company’s inability to maintain recent cost rationalizations in its Digital and Retail businesses, or to further streamline costs in its businesses, may adversely impact the Company’s results of operations. Conversely, if the Company was to reduce costs too deeply or too quickly, unintended consequences may adversely impact its operations, resources and financial performance.

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

The Company’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond its control. These factors include the timing of new product releases, announcements relating to strategic decisions such as the Merger, supply chain execution, the level of success of the Company’s product releases, the timing of store openings and closings, weather, shifts in the timing of certain promotions and the effect of impairments on the Company’s assets. These and other factors could affect the Company’s business, financial condition and results of operations, and this makes the prediction of the Company’s financial results on a quarterly basis difficult. The Company’s quarterly financial results have been and may in the future be below the expectations of public market analysts and investors.

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

The Company’s handling and use of personal information is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards, such as the Payment Card Industry Data Security Standard and the California Consumer Privacy Act, change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes and may be difficult to achieve. If the Company fails to comply with these laws, regulations and standards, it could be subjected to legal risk. Also, hardware, software or applications developed or procured internally or from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, even if the Company fully complies with all laws, regulations, and standards and even though the Company has taken significant steps to protect personal information, the Company could experience a data security breach, and its reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the Company’s security measures could misappropriate the Company’s or its users’ proprietary information and cause interruption in its operations. Any compromise of the Company’s data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, negative publicity, equipment acquisitions or disposal and added personnel, and a loss of confidence in its security measures, which could harm the business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee.

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

Mr. Riggio is currently the beneficial owner of an aggregate of approximately 19.2% of the Company’s outstanding capital stock as of April 27, 2019.

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

Pursuant to the Voting Agreement, the Significant Stockholders agreed, among other things and subject to certain conditions, to, at any meeting of stockholders of the Company called to vote upon the approval of the Merger, vote all shares of Company Common Stock beneficially owned by such significant stockholders in favor of the Merger, and to vote against certain other matters, so long as such obligations have not terminated in accordance with the terms set forth therein. The Voting Agreement may be amended in connection with an amendment to the Merger Agreement, as discussed above in Item I “Business—Merger Agreement,” to provide that the shares of Company Common Stock held by the Significant Stockholders be tendered in any tender offer contemplated by such amendment to the Merger Agreement.

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

The Company’s Shareholder Rights Plan and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third-party to acquire control of the Company. This could have a negative effect on the price of the Company’s common stock.

The Company adopted a short-term Shareholder Rights Plan (Rights Agreement) on October 3, 2018, as amended by Amendment No. 1 thereto, dated as of June 6, 2019, expiring on the earliest of (i) the Close of Business (as defined in the Rights Agreement) on October 2, 2019, (ii) the time at which all Rights (as defined in the Rights Agreement) are redeemed, and (iii) immediately prior to the Effective Time of the Merger, and also has other anti-takeover defenses in its certificate of incorporation and by-laws. Additionally, pursuant to the stockholder proposal that was approved at the Company’s 2017 annual meeting of stockholders, the declassification of the Company’s Board of Directors is being phased in, such that the Class II directors stood for election for a one-year term at the 2018 annual meeting of stockholders, and the Class II directors and the Class III directors will stand for election for a one-year term at the 2019 annual meeting of stockholders, and all directors will stand for election for one-year terms at the 2020 annual meeting of stockholders and at each annual meeting of stockholders thereafter. Until declassification is complete, the Company’s classified Board of Directors could serve as an anti-takeover defense. Each of the Company’s defenses could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These deterrents could adversely affect the price of Company common stock and make it difficult to remove or replace members of the Board of Directors or management of the Company.

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

The Company faces risks related to the operation of the Digital business. The Digital business’s content sales decreased during fiscal 2019 and may continue to decline in the future, which could affect the Company’s results of operations and liquidity. Also, the sales of digital devices and accessories declined during fiscal 2019, and there is no guarantee that the possible introduction of future NOOK® digital devices will increase future sales of digital devices or content or the earnings of the Digital business. NOOK® competes primarily with other tablets and eBook readers on functionality, consumer appeal, availability of digital content and price. The Digital business faces certain risks associated with its business, including protection of digital rights and uncertainties relating to the regulation of digital content.

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

The Company, including the Digital business, may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries (DRC), which could result in a shortage of such components and parts or reputational damages if the Company is unable to certify that its products are free of such minerals. The Company filed its Conflict Minerals Report for the calendar year 2018 with the SEC on May 31, 2019.

The Company’s businesses rely on certain key personnel.

Management believes that the Company’s continued success will depend to a significant extent upon the efforts and abilities of certain key personnel of the Company. The loss of the services of any of these key personnel could have a material adverse effect on the Company. The Company does not maintain “key man” life insurance on any of its officers or other employees. On October 3, 2018, the Company announced a review of strategic alternatives. While the Company has implemented measures to retain key employees, such as retention and change in control plans, the uncertainty such a review presents may increase the risk of turnover of key personnel throughout the organization.

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

All but one of the active Barnes & Noble stores are leased. The leases typically provide for an initial term of 10 or 15 years with one or more renewal options. Most stores are currently in renewal periods. The terms of the Barnes & Noble store leases for its 627 leased stores as of April 27, 2019 expire as follows:

Lease Terms to Expire During (12 months ending on or about April 30)	Number of Stores(a)
2020	106
2021	96
2022	139
2023	95
2024	99
2025 and later	87

(a)	Five Barnes & Noble stores are under month-to-month leases. One Barnes & Noble store is a closed store under an existing lease.

In addition to the bookstores, the Company leases two distribution centers for its B&N Retail operations: one in Monroe Township, New Jersey under a lease expiring in 2025 and the other in Reno, Nevada under a lease expiring in 2020. The Company’s B&N Retail distribution centers total 1,745,000 square feet.

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

The Company also leases approximately 79,000 square feet of office space in Westbury, New York under a lease expiring in 2022, approximately 30,000 square feet of office space in Lyndhurst, New Jersey under a lease expiring in 2021 and approximately 56,000 square feet of office space in Santa Clara, California under a lease expiring in 2019, which office space in Santa Clara, California is sublet.

ITEM 3.	LEGAL PROCEEDINGS

The information included in the Company’s Annual Report to Shareholders for the fiscal year ended April 27, 2019 included as Exhibit 13.1 to this Annual Report on Form 10-K (the Annual Report) under the section entitled “Notes to Consolidated Financial Statements, Note 14. Legal Proceedings” is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol “BKS”.

Approximate Number of Holders of Common Equity

Title of Class	Approximate Number of Record Holders as of May 31, 2019
Common stock, $0.001 par value	1,596

The following table provides information with respect to purchases by the Company of shares of Company Common Stock during the fourth quarter of fiscal 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 27, 2019 – February 23, 2019	—	$—	—	$50,000,000
February 24, 2019 – March 30, 2019	7,777	$6.38	—	$50,000,000
March 31, 2019 – April 27, 2019	—	$—	—	$50,000,000

Total	7,777	$6.38	—

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

On March 15, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $50.0 million of its common shares. Stock repurchases under this program may be made through open market and privately negotiated transactions from time to time and in such amounts as management deems appropriate. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. The Company’s repurchase plan is intended to comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company did not repurchase shares under this plan in fiscal 2019 and fiscal 2018. The Company has remaining capacity of $50.0 million under the repurchase program as of April 27, 2019.

As of April 27, 2019, the Company has repurchased 39,745,497 shares at a cost of approximately $1.09 billion since the inception of the Company’s current and prior stock repurchase programs. The repurchased shares are held in treasury.

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

The Company limits its interest rate risks by investing certain of its excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. The Company does not expect any material losses from its invested cash balances and the Company believes that its interest rate exposure is modest. As of April 27, 2019, the Company’s cash and cash equivalents totaled approximately $9.4 million. A 50 basis point increase in annual interest rates would have increased the Company’s interest income by $0.0 million in fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest income by $0.0 million in fiscal 2019.

Additionally, the Company may from time to time borrow money under its credit facility at various interest rate options based on the Base Rate or LIBO Rate (each term as defined in the amended and restated credit agreement described in the Annual Report under the section titled “Notes to Consolidated Financial Statements”) depending upon certain financial tests. Accordingly, the Company may be exposed to interest rate risk on borrowings under its credit facility. The Company had borrowings under its credit facility of $203.8 million at April 27, 2019 and $158.7 million at April 28, 2018. A 50 basis point increase in annual interest rates would have increased the Company’s interest expense by $1.1 million in fiscal 2019. Conversely, a 50 basis point decrease in annual interest rates would have reduced interest expense by $1.1 million in fiscal 2019.

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

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the members of the Office of the Chief Executive Officer of the Company and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of the principal executive officers and principal financial officer, of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Under the supervision and with the participation of management, including the members of the Office of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon the Company’s evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2019.

The effectiveness of internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended April 27, 2019 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers, the code of ethics and corporate governance of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year ended April 27, 2019 (the Proxy Statement).

The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

The information with respect to compensation of directors is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of April 27, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	175,169	9.95	5,347,176
Equity compensation plans not approved by security holders	—	—	—

Total	175,169	9.95	5,347,176

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

2.	Schedule:

Valuation and Qualifying Accounts.

For the 52 week period ended April 27, 2019, the 52 week period ended April 28, 2018 and the 52 week period ended April 29, 2017 (in thousands):

	Balance at beginning of period	Charge (recovery) to costs and expenses	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
April 27, 2019	$952	$29	$(300)	$681
April 28, 2018	$3,831	$(392)	$(2,487)	$952
April 29, 2017	$4,571	$464	$(1,204)	$3,831

	Balance at beginning of period	Addition Charged to Costs	Deductions	Balance at end of period
Sales Returns Reserves
April 27, 2019	$6,216	$27,456	$(27,511)	$6,161
April 28, 2018	$6,145	$16,385	$(16,314)	$6,216
April 29, 2017	$5,940	$18,558	$(18,353)	$6,145

(b)	The following are filed as Exhibits to this form:

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of August 7, 2009 among the Company, Leonard Riggio and Louise Riggio. (8)

2.2	Separation and Distribution Agreement, dated as of July 14, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 14, 2015). (24)

2.3	Agreement and Plan of Merger, dated as of June 6, 2019, by and among Barnes & Noble, Inc., Chapters Holdco Inc. and Chapters Merger Sub Inc. (44)

3.1	Amended and Restated Certificate of Incorporation of the Company. (36)

3.2	Amended and Restated By-laws of the Company. (36)

3.3	Form of Certificate of Designation, dated as of November 17, 2009. (9)

3.4	Amendment to the Company’s By-laws, dated as of June 6, 2019. (44)

4.1	Description of Capital Stock. (46)

10.1	The Company’s Amended and Restated 1996 Incentive Plan. (2)

10.2	The Company’s 2004 Executive Performance Plan. (3)

10.3	The Company’s 2004 Incentive Plan. (3)

10.4	Form of Option Award Agreement of the Company. (4)

10.5	Form of Restricted Stock Award Agreement of the Company. (4)

10.6	Amendment to the Company’s 2004 Incentive Plan. (5)

10.7	Amendment to the Company’s Amended and Restated 1996 Incentive Plan. (5)

10.8	First Amendment to the Company’s 2004 Executive Performance Plan. (6)

10.9	The Company’s Amended and Restated Deferred Compensation Plan. (6)

10.10	The Company’s 2009 Executive Performance Plan. (7)

10.11	The Company’s 2009 Incentive Plan. (7)

10.12	Employment Agreement between the Company and Leonard Riggio, dated May 12, 2010. (10)

10.13	Form of Performance Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (11)

10.14	Form of Indemnification Agreement between the Company and Company’s directors and officers, dated January 5, 2011. (12)

10.15	Investment Agreement between the Company, Morrison Investment Holdings, Inc. and Microsoft Corporation, dated April 27, 2012. (13)

Exhibit No.	Description

10.16	The Company’s Amended and Restated 2009 Incentive Plan. (14)

10.17	Commercial Agreement dated as of April 27, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (16)

10.18	Confidential Settlement and Patent License Agreement dated as of April 27, 2012, among Barnes & Noble, Inc., barnesandnoble.com llc, Microsoft Corporation and Microsoft Licensing GP. (16)

10.19	Form of Option Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (15)

10.20	Form of Restricted Stock Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (15)

10.21	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (15)

10.22	Employment Agreement dated December 23, 2013 between Barnes & Noble, Inc. and Allen W. Lindstrom. (18)

10.23	Amendment No. 1 to the Commercial Agreement, dated as of October 4, 2012, between Barnes & Noble, Inc. and Microsoft Corporation. (19)

10.24	Amendment No. 2 to the Commercial Agreement, dated as of March 10, 2014, between Barnes & Noble, Inc. and Microsoft Corporation. (19)

10.25	Commercial Agreement, dated June 4, 2014, between Samsung Electronics America, Inc. and barnesandnoble.com llc. (20)

10.26	Assignment of lease agreement, dated June 5, 2014, between barnesandnoble.com llc and Google, Inc. (20)

10.27	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment, dated December 4, 2014, between Microsoft Corporation and Barnes & Noble, Inc. (21)

10.28	Commercial Agreement Amendment and Termination Agreement and Patent Agreement Amendment between Microsoft Corporation, Barnes & Noble, Inc., NOOK Media LLC, barnesandnoble.com llc and Microsoft Licensing GP, dated December 3, 2014. (22)

10.29	First Amendment to the Commercial Agreement, dated March 7, 2015, made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (23)

10.30	Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans notice given to directors and executive officers, dated July 23, 2015. (25)

10.31	Transition Services Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.32	Tax Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

Exhibit No.	Description

10.33	Employee Matters Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.34	Trademark License Agreement, dated as of August 2, 2015, between Barnes & Noble, Inc. and Barnes & Noble Education, Inc. (26)

10.35	Credit Agreement, dated as of August 3, 2015, by and among Barnes & Noble, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto. (26)

10.36	Completion of Spin-Off of Barnes & Noble Education, dated August 6, 2015. (27)

10.37	Stock repurchase program dated December 7, 2015. (28)

10.38	Agreement with Bahwan CyberTek, dated April 7, 2016. (29)

10.39	Second Amendment to the Commercial Agreement, dated May 18, 2016, made by and between NOOK DIGITAL, LLC f/k/a barnesandnoble.com llc, and SAMSUNG ELECTRONICS AMERICA, INC. (30)

10.40	Restricted Stock Unit Award Agreement pursuant to the Company’s Amended and Restated 2009 Incentive Plan. (31)

10.41	Performance-Based Stock Unit Award Agreement pursuant to the Company’s 2009 Incentive Plan. (31)

10.42	Form of Restricted Stock Unit Award Certificate. (31)

10.43	Form of Performance-Based Stock Unit Award Certificate. (31)

10.44	Letter to David Deason regarding terms and conditions of employment, dated February 11, 2014. (31)

10.45	Retention Bonus Agreement, dated March 4, 2014, between the Company and David Deason. (31)

10.46	First Amendment to Credit Agreement, dated as of September 30, 2016, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (32)

10.47	Employment Agreement between the Company and Demos Parneros, dated November 21, 2016. (33)

10.48	Amendment to Employment Agreement between the Company and Demos Parneros, dated April 27, 2017. (34)

10.49	Retention Bonus Agreement, dated February 7, 2014, between the Company and Mary Amicucci. (35)

10.50	Offer of Employment to Mary Amicucci, dated January 7, 2016. (35)

10.51	Barnes & Noble, Inc. 2017 Incentive Compensation Plan, Vice President, Merchandising. (35)

10.52	Consulting Agreement, dated July 18, 2017, between the Company and David Deason. (35)

Exhibit No.	Description

10.53	Form of Performance-Based Stock Unit Award Agreement pursuant to the Company’s Amended & Restated 2009 Incentive Plan. (35)

10.54	General Release and Waiver Agreement with Mary Amicucci. (37)

10.55	Second Amendment to Credit Agreement, dated as of July 13, 2018, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (38)

10.56	Form of Certificate of Designation of Series K Preferred Stock of Barnes & Noble, Inc. (39)

10.57	Rights Agreement, dated as of October 3, 2018, between Barnes & Noble, Inc. and Computershare Trust Company, N.A., as Rights Agent. (39)

10.58	Letter Agreement, dated February 11, 2014, between the Company and Mary Ellen Keating. (40)

10.59	Offer of Employment to William Wood, dated November 23, 2015. (40)

10.60	Barnes & Noble, Inc. Change in Control Severance Plan, dated December 4, 2018. (41)

10.61	Employment Agreement between the Company and Timothy Mantel, dated March 4, 2019. (42)

10.62	Employment Agreement between the Company and William E. Wood, dated March 4, 2019. (42)

10.63	Employment Agreement between the Company and Mary Ellen Keating, dated March 4, 2019. (42)

10.64	Employment Agreement between the Company and Allen W. Lindstrom, dated March 4, 2019. (42)

10.65	Form of Retention Award Agreement. (42)

10.66	Employment Agreement between the Company and Joseph C. Gorman, dated March 19, 2019. (43)

10.67	Voting and Support Agreement, by and among certain significant stockholders of Barnes & Noble, Inc., Chapters Holdco Inc. and Barnes & Noble, Inc., dated as of June 6, 2019. (44)

10.68	Amendment of Credit Agreement Section 7.04, dated as of June 6, 2019, by and among Barnes & Noble, Inc., as borrower, the other borrowers, guarantors and lenders party thereto from time to time, Bank of America, N.A., as administrative agent, and the other agents party thereto. (44)

10.69	Amendment No. 1 to Rights Agreement, by and among Barnes & Noble, Inc. and Computershare Trust Company, N.A., as Rights Agent, dated as of June 6, 2019. (44)

13.1	The sections of the Company’s Annual Report entitled: “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “The Report of Independent Registered Public Accounting Firm.” (46)

14.1	Code of Business Conduct and Ethics. (45)

16.1	Letter re change in certifying accountant. (17)

21.1	List of Significant Subsidiaries. (46)

23.1	Consent of Ernst & Young, LLP. (46)

31.1	Certification by the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (46)

Exhibit No.	Description

31.2	Certification by a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (46)

32.1	Certification of the Chief Financial Officer and a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (46)

32.2	Certification of a Member of the Office of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (46)

101.INS	XBRL Instance Document. (46)

101.SCH	XBRL Taxonomy Extension Schema Document. (46)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (46)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (46)

101.LAB	XBRL Taxonomy Label Linkbase Document. (46)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (46)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Commission File No. 33-59778) filed with the SEC on March 22, 1993.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-90538) filed with the SEC on June 14, 2002.

(3)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 1, 2004.

(4)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2006.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 19, 2008.

(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2009.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 10, 2009.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 18, 2009.

(10)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010.

Exhibit No.	Description

(11)	Previously filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2010.

(12)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 10, 2011.

(13)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 30, 2012.

(14)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 23, 2012.

(15)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2012.

(16)	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on October 2, 2012.

(17)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 19, 2012.

(18)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 24, 2013.

(19)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 13, 2014.

(20)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2014.

(21)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2014.

(22)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 17, 2015.

(23)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on March 10, 2015.

(24)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 14, 2015.

(25)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 27, 2015.

(26)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 3, 2015.

(27)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2015.

(28)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 7, 2015.

(29)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 7, 2016.

(30)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 18, 2016.

(31)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on June 23, 2016.

(32)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 6, 2016.

(33)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 21, 2016.

(34)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 27, 2017.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on September 7, 2017.

Exhibit No.	Description

(36)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 30, 2017.

(37)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 29, 2017.

(38)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 17, 2018.

(39)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 4, 2018.

(40)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 20, 2018.

(41)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on March 7, 2019.

(42)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2019.

(43)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 25, 2019.

(44)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 7, 2019.

(45)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on June 21, 2018.

(46)	Filed herewith.

(P)	Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNES & NOBLE, INC. (Registrant)

By:	/s/ Allen W. Lindstrom
Allen W. Lindstrom
Chief Financial Officer and a Member of the Office of the Chief Executive Officer (principal financial officer)
June 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leonard Riggio	Chairman of the Board	June 19, 2019
Leonard Riggio

/s/ Allen W. Lindstrom	Chief Financial Officer and a Member of the	June 19, 2019
Allen W. Lindstrom	Office of the Chief Executive Officer (principal financial officer)

/s/ Tim Mantel	Chief Merchandising Officer and a Member	June 19, 2019
Tim Mantel	of the Office of the Chief Executive Officer

/s/ Peter M. Herpich	Vice President and Corporate Controller	June 19, 2019
Peter M. Herpich	(principal accounting officer)

/s/ George Campbell, Jr.	Director	June 19, 2019
George Campbell, Jr.

/s/ Mark D. Carleton	Director	June 19, 2019
Mark D. Carleton

/s/ Scott S. Cowen	Director	June 19, 2019
Scott S. Cowen

/s/ William T. Dillard II	Director	June 19, 2019
William T. Dillard II

/s/ Al Ferrara	Director	June 19, 2019
Al Ferrara

/s/ Paul B. Guenther	Director	June 19, 2019
Paul B. Guenther

/s/ Patricia L. Higgins	Director	June 19, 2019
Patricia L. Higgins

/s/ Irwin D. Simon	Director	June 19, 2019
Irwin D. Simon

/s/ Kimberley A. Van Der Zon	Director	June 19, 2019
Kimberley A. Van Der Zon